Form 10-Q
period 1995-03-31
GENTEX CORP
filed 1995-04-28
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                     38-2030505
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

    600 N. CENTENNIAL, ZEELAND, MICHIGAN                  49464
 (Address of principal executive offices)               (Zip Code)

                                 (616) 772-1800
              (Registrant's telephone number, including area code)

________________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     x                               No
                        ---                                  ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 Yes                                     No
                       ---                                   ---

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
                  Class                      at April 17, 1995
                  -----                      -----------------
      Common Stock, $0.06 Par Value             16,620,256


                       Exhibit Index located at page   10

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AT MARCH 31, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                                                 March 31, 1995        December 31, 1994
                                                                 --------------        ----------------
CURRENT ASSETS
  Cash and cash equivalents                                         $16,969,763             $11,183,991
  Short term investments                                             12,334,862               8,146,964
  Accounts receivable, net                                           10,995,911              11,086,980
  Inventories                                                         5,132,065               5,303,552
  Prepaid expenses and other                                            525,413                 715,466
                                                                  -------------           -------------
    Total current assets                                             45,958,014              36,436,953

PLANT AND EQUIPMENT - NET                                            17,425,262              17,172,523

OTHER ASSETS
  Long-term investments                                              24,805,060              26,282,085
  Patents and other assets, net                                         632,532                 598,918
                                                                  -------------           -------------
    Total other assets                                               25,437,592              26,881,003
                                                                  -------------           -------------
  Total assets                                                      $88,820,868             $80,490,479
                                                                  =============           =============


                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
                            ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                   $4,140,968              $4,115,391
  Accrued liabilities                                                 6,768,170               4,621,936
                                                                  -------------           -------------

  Total current liabilities                                          10,909,138               8,737,327


DEFERRED INCOME TAXES                                                   414,454                 377,691

SHAREHOLDERS' INVESTMENT

  Common stock, par value $.06 per share                                997,216                 990,569
  Additional paid-in capital                                         33,436,153              31,875,455
  Retained earnings                                                  43,997,120              39,409,938
  Deferred compensation                                                (946,909)               (899,136)
  Cumulative Translation Adjustment                                      13,696                  (1,365)
                                                                  -------------           -------------

    Total shareholders' investment                                   77,497,276              71,375,461
                                                                  -------------           -------------

  Total liabilities and
    shareholders' investment                                        $88,820,868             $80,490,479
                                                                  =============           =============

    See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994




                                                             1995                     1994
                                                        -------------            -------------

NET SALES                                                $26,042,968              $21,158,790

COST OF GOODS SOLD                                        15,426,405               11,923,835
                                                        -------------            -------------

      Gross profit                                        10,616,563                9,234,955

OPERATING EXPENSES:
   Research and development                                1,388,550                1,217,566
   Selling, general
      & administrative                                     3,068,884                2,186,022
                                                        -------------            -------------

      Total operating expenses                             4,457,434                3,403,588
                                                        -------------            -------------

      Income from operations                               6,159,129                5,831,367

OTHER INCOME

   Interest and dividend income                              627,217                  290,488
   Other, net                                                 61,836                    3,938
                                                        -------------            -------------

      Total other income                                     689,053                  294,426
                                                        -------------            -------------
      Income before provision
         for federal income taxes                          6,848,182                6,125,793

PROVISION FOR FEDERAL INCOME TAXES                         2,261,000                2,024,000
                                                        -------------            -------------

NET INCOME                                                $4,587,182               $4,101,793
                                                        =============            =============

EARNINGS PER SHARE                                             $0.27                    $0.24

WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                                  17,057,610               17,027,885




    See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994




                                                                         1995              1994
                                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $4,587,182         $4,101,793
Adjustments to reconcile net income to
  net cash provided by operating activities-
    Depreciation and amortization                                         764,609            696,094
    Gain on disposal of equipment                                          (5,000)                 0
    Deferred income taxes                                                  78,160             40,845
    Amortization of deferred compensation                                  74,477            134,280
    Change in assets and liabilities:
      Accounts receivable, net                                             91,069           (704,024)
      Inventories                                                         171,487            157,559
      Prepaid expenses and other                                          148,656            209,973
      Accounts payable                                                     25,577          1,076,638
      Accrued liabilities                                               2,146,234          1,583,300
                                                                    --------------     --------------

          Net cash provided by
            operating activities                                        8,082,451          7,296,458
                                                                    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (Increase) in short-term investments                        (4,187,898)         2,203,412
  Plant and equipment additions                                        (1,012,232)          (603,149)
  Proceeds from sale of plant and equipment                                 5,000                  0
  Decrease (Increase) in long-term investments                          1,477,025         (6,789,667)
     Decrease in other                                                    (23,669)           (37,156)
                                                                    --------------     --------------

             Net cash used for
                investing activities                                   (3,741,774)        (5,226,560)
                                                                    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and tax benefit of
    stock plan transactions                                             1,445,095          1,629,696
                                                                    --------------     --------------
          Net cash provided by
            financing activities                                        1,445,095          1,629,696
                                                                    --------------     --------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                   5,785,772          3,699,594

  CASH AND CASH EQUIVALENTS,
     beginning of period                                               11,183,991          5,979,530
                                                                    --------------     --------------
  CASH AND CASH EQUIVALENTS,
     end of period                                                    $16,969,763         $9,679,124
                                                                    ==============     ==============




     See accompanying notes to condensed consolidated financial statements

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1994 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1995, and December 31, 1994, and the results of operations and cash flows for the interim periods presented.

(3)      Inventories consisted of the following at the respective quarter end:

                                    March 31, 1995             December 31, 1994
                                    --------------             -----------------
             Raw materials            $3,294,004                   $3,568,074
             Work-in-process             275,183                      275,183
             Finished goods            1,562,878                    1,460,295
                                      ----------                   ----------
                                      $5,132,065                   $5,303,552
                                      ==========                   ==========

(4) The Company owns four U.S. Patents for automatic mirrors and electrochromic devices that were the subject of patent infringement claims asserted against Donnelly Corporation ("Donnelly") during 1990 to 1993. All of those claims, except for the patent infringement claim against the Donnelly "Polychromic" rearview mirror, have either been adjudicated or were resolved in a settlement in May 1993. Gentex received $3.6 million in damages and settlement fees.

         Despite the May 1993 settlement agreement, in November 1993, Donnelly requested that the U.S. Patent and Trademark office (USPTO) re-examine certain claims it had granted to Gentex in the Company's U.S. Patent No. 5,128,799. The USPTO agreed to do so, which is not unusual, and that re-examination is proceeding.

         In the case of Gentex Corporation vs. Donnelly Corporation (No. 1:93 CV 430), filed in U.S. District Court for the Western District of Michigan, Southern Division, the patent infringement claim against Donnelly's "Polychromic" rearview mirror was adjudicated by the Federal District Court in March 1994, when it granted Donnelly's motion for summary judgment of non-infringement of Gentex U.S. Patent No. 5,128,799 by the Donnelly "Polychromic" rearview mirror. However, Gentex appealed that March 1994 judgment to the Court of Appeals for the Federal Circuit. Oral arguments were heard on that appeal in November 1994, and a decision is pending.

         The Company also is in litigation with Donnelly on the July 1993 and October 1994 suits Donnelly filed for alleged patent infringement by the Company's products. The July 1993 case of Donnelly Corporation vs. Gentex Corporation (No. 1:93 CV 530), filed in U.S. District Court for the Western District of Michigan, Southern Division, is related to alleged infringement of three Donnelly patents directed to the use of lights in mirrors ("light and rearview mirror assembly patents") and of one Donnelly patent directed to the use of a rearview mirror with a "dark or color-matched seal." The Company responded to this suit and denied infringement of each patent, asserting that the Donnelly patents are invalid and unenforceable and asserting that Donnelly had failed to comply with the patent marking statute, precluding recovery of pre-suit damages.

         Gentex made a motion for summary judgment of invalidity of the Donnelly "dark or color-matched seal" patent in June 1994, and a decision on that motion is pending. Also pending is a decision on Donnelly's motion for a preliminary injunction against alleged infringement of that same patent. In April 1995, the Company also filed motions for summary judgment of the non-infringement and invalidity of the Donnelly light and rearview mirror assembly patents and motions for partial summary judgment precluding Donnelly from recovering any damages for certain acts of alleged infringement. A decision also is pending on those motions.

         In April 1995, Donnelly filed five motions for partial summary judgment seeking to dismiss certain defenses asserted by the Company against the "dark or color-matched seal" patent and against two of the light and rearview mirror assembly patents, and seeking summary judgment of the alleged infringement of the "dark or color-matched seal" patent and one of the light and rearview mirror assembly patents. Decisions also are pending on those motions. Both the "dark or color-matched seal" patent and the light and rearview mirror assembly patents are scheduled for a mini-trial (non-binding alternative dispute resolution before a neutral advisor) in early May 1995. If the parties do not agree on a resolution of those claims at the mini-trial, the case is scheduled for trial to a jury in October 1995.

         In the October 1994 case of Donnelly Corporation vs. Gentex Corporation (No. 1:94 CV 695), filed in U.S. District Court for the Western District of Michigan, Southern Division, Donnelly alleged the Company's rearview mirror products infringe two recently granted Donnelly patents directed to the use of ultraviolet stabilizers to protect electrochromic mirrors from the harmful effects of ultraviolet radiation. Donnelly also made a motion for a preliminary injunction. The Company responded to this suit, denying infringement and asserting the Donnelly patents are invalid and unenforceable because Donnelly engaged in inequitable conduct before the U.S. Patent and Trademark Office in obtaining these patents. This case is in the early stages of discovery and no trial date has been scheduled.

         The Company also is in litigation with C-D Marketing, which filed a complaint in February 1994, in the case of C-D Marketing, Ltd. vs. Gentex Corporation and Chrysler Corporation (No. 94 CV 70501 DT), in the U.S. District Court for the Eastern District of Michigan, Southern Division, alleging that certain Gentex electrochromic rearview mirrors infringe its U.S. Patent No. 4,690,508. The Company has denied infringement and asserted that the C-D Marketing patent is invalid. This case in the late stage of discovery, and a jury trial may be scheduled for late 1995.

         While the ultimate results of patent litigation cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's financial statements.

                             GENTEX  CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

             RESULTS OF OPERATIONS:

             FIRST  QUARTER  1995  VERSUS  FIRST QUARTER  1994

             Net Sales. Net sales for the first quarter of 1995 increased by approximately $4,884,000, or 23%, when compared with the first quarter last year. Automatic mirror unit shipments increased from approximately 417,000 in the first quarter of 1994 to 518,000 in the current quarter. This increase primarily reflected increased penetration on 1995 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products decreased 6%, primarily due to reduced shipments of its strobe warning light to a customer that has developed its own strobe product.

             Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the first quarter of 1994 to 59% for the comparable period in 1995. This increased percentage primarily reflects automotive customer price reductions for the 1995 model year and changes in the Company's product mix.

             Operating Expenses. Research and development expenses increased approximately $171,000, but decreased from 6% to 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing and other compensation increases. Selling, general and administrative expenses increased approximately $883,000, and increased from 10% to 12% of net sales, when compared with the first quarter of 1994. This increased expense primarily reflected higher patent litigation activities.

             Other Income - Net.   Other income increased by approximately
             $395,000 when compared with the first quarter of 1994, primarily due to the higher investable fund balances and higher interest rates.

             FINANCIAL CONDITION:

             Management considers the Company's working capital and long-term investments totaling approximately $59,854,000 at March 31, 1995, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

             TRENDS AND DEVELOPMENTS:

             The Company currently supplies NVS(R) Mirrors to Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. The General Motors Corporation contract is through the 1995 Model Year, the term of the Ford contract is through December 1999, while the Chrysler contract runs through the 1999 Model Year.

             The Company continues to experience pricing pressures from its automotive customers, but believes, based upon information currently available, that any price reductions may, for the most part, eventually be offset by productivity improvements and increases in unit sales volume.

             The total costs to defend the Company in the July 8, 1993, and October 13, 1994, suits filed by Donnelly Corporation, and the February 18, 1994, suit filed by C-D Marketing, Ltd. will be affected by the duration and activity level, and are not determinable at this time. However, management currently believes that, if the current trend continues, patent litigation costs will continue to increase with the additional suits and related activity levels, but should peak out during the year.

PART II.     OTHER INFORMATION



             Item 6.      Exhibits and Reports on Form 8-K

                          (a)   See Exhibit Index on Page 10.

                          (b) No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GENTEX CORPORATION



Date  April 28, 1995                               Fred T. Bauer
                                           -----------------------------
                                           Fred T. Bauer
                                           Chairman and Chief
                                           Executive Officer


Date  April 28, 1995                               Enoch C. Jen
                                           -----------------------------
                                           Enoch C. Jen
                                           Vice President Finance
                                           Principal Financial and
                                           Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION
- - -----------                                    -----------

3(a)(1)      Registrant's Articles of Incorporation, with all amendments through April 28, 1995.

3(b) Registrant's Bylaws as amended and restated March 1, 1990, were filed as Exhibit 3(b) to Registrant's Report on Form 10-K dated March 1, 1990, and the same is incorporated herein by reference.

4(a) A specimen form of certificate for the Registrant's common stock, par value $.06 per share, was filed as part of a Registration
             Statement on Form S-18 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)         Shareholder Protection Rights Agreement, dated as of August 26,
             1991, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior
             Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant's report on Form 8-K on August 20,
             1991, and the same is hereby incorporated herein by reference.

4(b)(1) First Amendment to Shareholder Protection Rights Agreement, effective April 1, 1994, was filed as Exhibit 4(b)(1) to Registrant's report on Form 10-Q on April 29, 1994, and the same is hereby incorporated herein by reference.

10(a)(1)     A Lease dated August 15, 1981, was filed as part of a Registration
             Statement (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)     A First Amendment to Lease dated June 28, 1985, was filed as
             Exhibit 10(m) to Registrant's Report on Form 10-K dated March
             18, 1986, and the same is hereby incorporated herein by reference.

10(b)(1) Gentex Corporation Qualified Stock Option Plan as amended and restated, effective May 13, 1993.

10(b)(2) Gentex Corporation 1987 Incentive Stock Option Plan (as amended through May 24, 1989), was filed as Exhibit 10(g)(3) to Registrant's Report on Form 10-K dated March 1, 1990, and the same is hereby incorporated herein by reference.

*10(b)(3)    Gentex Corporation Restricted Stock Plan was filed as Exhibit
             10(b)(3) to Registrant's Report on Form 10-K dated March
             10, 1992, and the same is hereby incorporated herein by reference.



EXHIBIT NO.                                    DESCRIPTION                                                  PAGE
- - -----------                                    -----------                                                  ----


*10(b)(4)    Gentex Corporation Non-Employee Director Stock Option Plan as
             amended through March 5, 1993, was filed as Exhibit 10(b)(4)
             to Registrant's Report on Form 10-K dated March 5, 1993, and the same is incorporated herein in reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration
             Statement on Form S-2 (Registration No. 33-30353) as Exhibit 10(k) and the same is hereby incorporated herein by reference.

27           Financial Data Schedule



             _____________________________________________________






* Indicates a compensatory plan or arrangement.