Form 10-Q
period 1995-06-30
GENTEX CORP
filed 1995-08-01
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995,
OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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

     ___________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes        x              No
                 ---------               ----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes                       No
                 ---------               ----------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                            Shares Outstanding
                                Class                                        at July 13, 1995
                                -----                                        ----------------
                    Common Stock, $0.06 Par Value                               16,733,173



                       Exhibit Index located at page   11

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    At June 30, 1995 and December 31, 1994


                                                ASSETS
                                                                      June 30, 1995         December 31, 1994
                                                                      -------------         -----------------
CURRENT ASSETS
   Cash and cash equivalents                                            $16,298,689           $11,183,991
   Short term investments                                                15,683,471             8,146,964
   Accounts receivable, net                                              12,183,338            11,086,980
   Inventories                                                            5,325,198             5,303,552
   Prepaid expenses and other                                               735,125               715,466
                                                                        -----------           -----------
      Total current assets                                               50,225,821            36,436,953

PLANT AND EQUIPMENT - NET                                                17,903,791            17,172,523

OTHER ASSETS
   Long-term investments                                                 24,044,983            26,282,085
   Patents and other assets, net                                          2,123,961               598,918
                                                                        -----------           -----------

      Total other assets                                                 26,168,944            26,881,003
                                                                        -----------           -----------

Total assets                                                            $94,298,556           $80,490,479
                                                                        ===========           ===========


                                LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                     $ 5,919,811           $ 4,115,391
   Accrued liabilities                                                    4,833,324             4,621,936
                                                                        -----------           -----------

      Total current liabilities                                          10,753,135             8,737,327

DEFERRED INCOME TAXES                                                       928,561               377,691

SHAREHOLDERS' INVESTMENT
   Common stock, par value $.06 per share                                 1,003,990               990,569
   Additional paid-in capital                                            34,603,295            31,875,455
   Retained earnings                                                     47,993,556            39,409,938
   Deferred compensation                                                   (971,588)             (899,136)
   Unrealized loss on securities available for sale                         (24,687)                    0
   Cumulative translation adjustment                                         12,294                (1,365)
                                                                        -----------           -----------

      Total shareholders' investment                                     82,616,860            71,375,461
                                                                        -----------           -----------

Total liabilities and
   shareholders' investment                                             $94,298,556           $80,490,479
                                                                        ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                          Three Months Ended                   Six Months Ended
                                                June 30                             June 30
                                        -------------------------          --------------------------
                                           1995          1994                  1995          1994
                                        -----------  ------------          ------------  ------------

NET SALES                               $26,020,719   $20,708,682           $52,063,687   $41,867,472

COST OF GOODS SOLD                       15,947,030    11,652,930            31,373,435    23,576,765
                                        -----------   -----------           -----------   -----------

      Gross profit                       10,073,689     9,055,752            20,690,252    18,290,707
                                        -----------   -----------           -----------   -----------


OPERATING EXPENSES:
   Research and development               1,530,822     1,201,679             2,919,372     2,419,245
   Selling, general
      & administrative                    3,344,416     2,275,040             6,413,300     4,461,062
                                        -----------   -----------           -----------   -----------

      Total operating expenses            4,875,238     3,476,719             9,332,672     6,880,307
                                        -----------   -----------           -----------   -----------

      Income from operations              5,198,451     5,579,033            11,357,580    11,410,400
                                        -----------   -----------           -----------   -----------


OTHER INCOME (EXPENSE)
   Interest, net                            686,720       368,204             1,313,937       658,692
   Other                                     (9,735)       53,557                52,101        57,495
                                        -----------   -----------           -----------   -----------

      Total other income                    676,985       421,761             1,366,038       716,187
                                        -----------   -----------           -----------   -----------

      Income before provision
         for federal income taxes         5,875,436     6,000,794            12,723,618    12,126,587

PROVISION FOR FEDERAL INCOME TAXES        1,879,000     2,011,000             4,140,000     4,035,000
                                        -----------   -----------           -----------   -----------


NET INCOME                               $3,996,436    $3,989,794            $8,583,618    $8,091,587
                                        ===========   ===========           ===========   ===========

EARNINGS PER SHARE                            $0.23         $0.23                 $0.50         $0.48


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                 17,082,452    17,072,308            17,074,695    16,979,390



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Six Months Ended June 30, 1995 and 1994



                                                                                                   1995                  1994
                                                                                               -----------           -----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                                           $8,583,618            $8,091,587
           Adjustments to reconcile net income to net
              cash provided by operating activities-
                 Depreciation and amortization                                                   1,588,834             1,390,989
                 Gain on disposal of equipment                                                      (9,040)                    0
                 Deferred income taxes                                                             655,379               382,266
                 Amortization of deferred compensation                                             147,299               188,569
                 Change in assets and liabilities:
                    Accounts receivable, net                                                    (1,096,358)           (1,100,885)
                    Inventories                                                                    (21,646)              123,794
                    Prepaid expenses and other                                                    (124,168)              (10,600)
                    Accounts payable                                                             1,804,420             1,258,292
                    Accrued liabilities                                                            211,388              (326,777)
                                                                                               -----------            ----------
                Net cash provided by
                   operating activities                                                         11,739,726             9,997,235
                                                                                               -----------            ----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Decrease (Increase) in short-term investments                                        (7,536,507)              937,616
           Plant and equipment additions                                                        (2,279,044)           (1,940,110)
           Proceeds from sale of plant and equipment                                                 5,000                     0
           Decrease (Increase) in long-term investments                                          2,212,415           (10,982,386)
           Increase in other assets                                                             (1,548,403)              (72,282)
                                                                                               -----------            ----------
                Net cash used for
                   investing activities                                                         (9,146,539)          (12,057,162)
                                                                                               -----------            ----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock and tax benefit of
             stock plan transactions                                                             2,521,511             3,364,396
                                                                                               -----------            ----------
                Net cash provided by
                   financing activities                                                          2,521,511             3,364,396
                                                                                               -----------            ----------


        NET INCREASE IN CASH AND
           CASH EQUIVALENTS                                                                      5,114,698             1,304,469

        CASH AND CASH EQUIVALENTS,
           beginning of period                                                                  11,183,991             5,979,530
                                                                                               -----------            ----------

        CASH AND CASH EQUIVALENTS,
           end of period                                                                       $16,298,689            $7,283,999
                                                                                               ===========            ==========



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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1995, and December 31, 1994, and the results of operations and cash flows for the interim periods presented.

(3)      Inventories consisted of the following at the respective quarter end:

                                                   June 30, 1995             December 31, 1994
                                                   -------------             -----------------
             Raw materials                          $3,327,930                   $3,568,074
             Work-in-process                           275,183                      275,183
             Finished goods                          1,722,085                    1,460,295
                                                   -----------                  -----------
                                                    $5,325,198                   $5,303,552
                                                   ===========                  ===========

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

         The Company also is in litigation with Donnelly on the July 1993 and October 1994 suits Donnelly filed for alleged patent infringement by the Company's products. The July 1993 case of Donnelly Corporation vs. Gentex Corporation (No. 1:93 CV 530), filed in U.S. District Court for the Western District of Michigan, Southern Division, is related to alleged infringement of three Donnelly patents directed to the use of lights in mirrors ("light and rearview mirror assembly patents") and of one Donnelly patent directed to the use of a rearview mirror with a dark or color-matched seal ("dark or color-matched seal patent"). The Company responded to this suit and denied infringement of each patent, asserting that the Donnelly patents are invalid and unenforceable and asserting that Donnelly had failed to comply with the patent marking statute, precluding recovery of pre-suit damages.

         Gentex made a motion for summary judgment of invalidity of the Donnelly dark or color-matched seal patent in June 1994, and a decision on that motion is pending. Also pending is a decision on Donnelly's motion for a preliminary injunction against alleged infringement of that same patent. In April 1995, the Company also filed motions for summary judgment of the non-infringement and invalidity of the Donnelly "light and rearview mirror assembly patents" and motions for partial summary judgment precluding Donnelly from recovering any damages for certain acts of alleged infringement. A decision also is pending on those motions.

         In April 1995, Donnelly filed five motions for partial summary judgment seeking to dismiss certain defenses asserted by the Company against the dark or color-matched seal patent and against two of the light and rearview mirror assembly patents, and seeking summary judgment of the alleged infringement of the dark or color-matched seal patent and one of the light and rearview mirror assembly patents. Decisions also are pending on those motions. Both the dark or color-matched seal patent and the light and rearview mirror assembly patents are scheduled for trial to a jury in October 1995.

         In the October 1994 case of Donnelly Corporation vs. Gentex Corporation (No. 1:94 CV 695), filed in U.S. District Court for the Western District of Michigan, Southern Division, Donnelly alleged the Company's rearview mirror products infringe two Donnelly patents directed to the use of ultraviolet stabilizers to protect electrochromic mirrors from the harmful effects of ultraviolet radiation. Donnelly also made a motion for a preliminary injunction. The Company responded to this suit, denying infringement and asserting the Donnelly patents are invalid and unenforceable because Donnelly engaged in inequitable conduct before the U.S. Patent and Trademark Office in obtaining these patents. This case is in the discovery stage and no trial date has been scheduled.

         In June 1995, the Company filed suit against Donnelly Corporation (No. 95 CV 120) in the U.S. District Court for the Western District of Michigan, Southern Division, for a judgment declaring three Donnelly patents to be invalid and not infringed by the Company. Two of those Donnelly patents are directed to rearview mirrors having an optical display, such as a compass reading, and the other Donnelly patent is directed to rearview mirrors made from a certain type of float glass. Discovery is just beginning in this case and no trial date has been scheduled.

         While the ultimate results of patent litigation cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's financial statements.

                              GENTEX  CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         SECOND  QUARTER  1995  VERSUS  SECOND QUARTER  1994

         Net Sales. Net sales for the second quarter of 1995 increased by approximately $5,312,000, or 26%, when compared with the second quarter last year. Automatic mirror unit shipments increased from approximately 422,000 in the second quarter of 1994 to 507,000 in the current quarter. This increase primarily reflected increased penetration on foreign 1995 model year vehicles for interior and exterior electrochromic Night Vision Safetya (NVS) Mirrors. Net sales of the Company's fire protection products increased 11%, as increased sales to other customers offset reduced shipments of its strobe warning light to a major customer that has developed its own strobe product.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the second quarter of 1994 to 61% for the comparable period in 1995. This increased percentage primarily reflects automotive customer price reductions for the 1995 model year and changes in the Company's product mix of automotive mirror shipments.

         Operating Expenses. Research and development expenses increased approximately $329,000, but remained at 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing and contractual research and engineering services. Selling, general and administrative expenses increased approximately $1,069,000, and increased from 11% to 13% of net sales, when compared with the second quarter of 1994. This increased expense primarily reflected higher patent litigation activities.

         Other Income - Net.   Other income increased by approximately $255,000
         when compared with the second quarter of 1994, primarily due to the higher investable fund balances and higher interest rates.

         SIX MONTHS ENDED JUNE 30, 1995 VERSUS SIX MONTHS ENDED JUNE 30, 1994

         Net Sales.   Net sales for the six months ended June 30, 1995,
         increased by approximately $10,196,000, or 24%, when compared to the same period last year. Automatic mirror unit shipments increased from approximately 839,000 in the first six months of 1994 to 1,025,000 in the first six months of 1995. This increase primarily reflected increased penetration on foreign 1995 model year vehicles for interior and exterior electrochromic Night Vision Safetya (NVS) Mirrors. Net sales of the Company's fire protection products increased 2% as increased sales to other customers offset reduced shipments of its strobe warning light to a major customer that has developed its own strobe.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the first six months of 1994 to 60% for the comparable period in 1995. This increased percentage primarily reflects automotive customer price reductions for the 1995 model year and changes to the Company's product mix of automotive mirror shipments.

         Operating Expenses.    For the six months ended June 30, 1995,
         research and development expenses increased approximately $500,000, but remained at 6% of net sales, when compared to the same period last year, primarily reflecting additional staffing and contractual research and engineering services. Selling, general and administrative expenses increased approximately $1,952,000, and increased from 11% to 12% of net sales, when compared to the first six months of 1994. This increased expense primarily reflected higher patent litigation activities.

         Other Income - Net.    Other income for the six months ended June 30,
         1995, increased by approximately $650,000 as compared to the first six months of 1994, primarily due to the higher investable fund balances and higher interest rates.

         FINANCIAL CONDITION:

         Management considers the Company's working capital and long-term investments totaling approximately $63,518,000 at June 30, 1995, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

         TRENDS AND DEVELOPMENTS:

         The Company currently supplies NVS Mirrors to Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. During the quarter, the General Motors contract was extended through the 1998 model year, and the Company entered into contracts with BMW for the four-year period ending March 31, 1999. The term of the Ford contract is through December 1999, and the Chrysler contract runs through the 1999 Model Year.

         The Company has agreed to price reductions over the term of its long-term contracts and continues to experience pricing pressures from its automotive customers, which have and will continue to affect its margins to the extent that the Company is unable to fully offset the price reductions with productivity improvements, material cost reductions and increases in unit sales volume.

         The total costs to defend the Company in the July 8, 1993, and October 13, 1994, suits filed by Donnelly Corporation will be affected by the duration and activity level, and are not determinable at this time. However, management currently believes that, if the current trend continues, patent litigation costs will continue to increase with the additional suits and related activity levels, but should peak out during the year.

PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings

                In May 1995, the Company settled the patent infringement suit that was filed by C-D Marketing, Ltd., on February 10, 1994. The settlement involved the acquisition by the Company of all of the United States and foreign patent rights of C-D Marketing, Ltd., for a cash amount that is not material to the Company's financial position or results of operations.

                On June 23, 1995, the Company filed suit against Donnelly Corporation (No. 95 CV 120) in the U.S. District Court for the Western District of Michigan, Southern Division, for a judgment declaring three Donnelly patents to be invalid and not infringed by the Company. Two of those Donnelly patents are directed to rearview mirrors having an optical display, such as a compass reading, and the other Donnelly patent is directed to rearview mirrors made from a certain type of float glass. Discovery is just beginning in this case and no trial date has been scheduled.

       Item 4.  Submission of Matters to a Vote of Security Holders

                The annual meeting of the shareholders of the Company was held on May 11, 1995, at which:

                (i) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes:

                                           Mickey E. Fouts        John Mulder
                        For                   14,418,698          14,429,298
                        Against                    -                   -
                        Withheld                 273,750             263,150
                        Broker Non-Votes           -                   -

                The terms of office for incumbent Directors Fred Bauer, Harlan Byker, Kenneth La Grand, Ted Thompson and Leo Weber, continued after the meeting.

                (ii) A proposal to approve the Amended and Restated Gentex Corporation Qualified Stock Option Plan was approved by the following vote:

                            For                   8,003,290
                            Against               2,563,907
                            Abstain                 111,100
                            Broker Non-Votes      4,014,151


Item 6.         Exhibits and Reports on Form 8-K

                (a)     See Exhibit Index on Page 11.

                (b) No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GENTEX CORPORATION



Date    8/1/95                  /s/ FRED T. BAUER
     -------------              ------------------------------
                                Fred T. Bauer
                                Chairman and Chief
                                Executive Officer




Date    8/1/95                  /s/ ENOCH C. JEN
     -------------              ------------------------------
                                Enoch C. Jen
                                Vice President-Finance,
                                Principal Financial and
                                Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION                                PAGE

3(a)(1)          Registrant's Articles of Incorporation were filed in 1981 as
                 Exhibit 2(a) to a Registration Statement on Form S-18
                 (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as Exhibit 3(a)(i) to Registrant's Report on Form 10-Q in August of 1987, and an additional Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March 10, 1992, all of which are hereby incorporated herein by reference.

3(a)(2)          Amendment to Articles of Incorporation, adopted on May 12, 1994.

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

*10(b)(1)        Gentex Corporation Qualified Stock Option Plan as amended and
                 restated, effective May 11, 1995.                                 13

*10(b)(2)        Gentex Corporation 1987 Incentive Stock Option Plan (as
                 amended through May 24, 1989), was filed as Exhibit 10(g)(3)
                 to Registrant's Report on Form 10-K dated March 1, 1990, and the same is hereby incorporated herein by reference.

*10(b)(3)        Gentex Corporation Restricted Stock Plan was filed as Exhibit
                 10(b)(3) to Registrant's Report on Form 10-K dated March 10,
                 1992, and the same is hereby incorporated herein by reference.



EXHIBIT NO.                               DESCRIPTION                              PAGE
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

27              Financial Data Schedule





* Indicates a compensatory plan or arrangement.

                               GENTEX CORPORATION
                          QUALIFIED STOCK OPTION PLAN
               (AS AMENDED AND RESTATED, EFFECTIVE MAY 11, 1995)

     1. Purpose. The purpose of this Plan is to provide an opportunity for certain employees of Gentex Corporation and its subsidiaries to purchase shares of capital stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Corporation.

     2. Definitions.  The following terms are defined for use herein as follows:

          a. "Board" means the Board of Directors of Gentex Corporation.

          b. "Common Stock" means the common stock (par value ($.06 per share) of Gentex Corporation.

          c. "Committee" means the committee appointed pursuant to Paragraph 4 to administer the Plan.

          d. "Corporation" means Gentex Corporation and any subsidiary corporation where Gentex Corporation owns fifty percent (50%) or more of the combined voting power of all outstanding securities within the meaning of the applicable provisions of the Internal Revenue Code.

          e. "Effective Date" means the effective date of this Amended and Restated Plan, May 11, 1995.

          f. "Market Value" means the closing sale price of Common Stock reported in The Nasdaq Stock Market for the day on which the particular option is granted, or, if prices of shares of Common Stock are not so published for that date, then a fair market value determined by the Committee by any reasonable method selected by it in good faith.

          g. "Optionee" means any employee to whom an option has been granted under the Plan.

          h. "Option Agreement" means an agreement evidencing options as provided in Paragraph 7 of the Plan.

          i. "Plan" means this Qualified Stock Option Plan of the Corporation as in effect from time to time.

          j. "Option Price" means the purchase price for Common Stock under an option, as determined under Paragraph 7 of this Plan.

     3. Shares.

          a. The total number of shares of the Common Stock which may be sold under the Plan shall not exceed 2,250,000 shares, except that the total number of shares which may be sold under the Plan may be increased to the extent of adjustments authorized by Paragraph 10. Such shares shall be authorized shares and may be either unissued shares or treasury shares.

          b. If an option granted under the Plan shall expire or terminate for any reason without having been exercised in full, the shares not delivered under such option shall be available for options subsequently granted.

     4. Administration.

          a. The Plan shall be administered by a Committee appointed by the Board, which shall consist of three (3) or more members. All members of the Committee shall be directors who are "disinterested persons" within the meaning of Rule 16b-3 promulgated by the Securities and Exchange Commission. Except as provided in Paragraph 7 f., the Committee shall determine the employees to be granted options, the amount of stock to be optioned to each employee, and the terms of the options to be granted. The Committee shall have full power and authority to interpret the provisions of the Plan, to supervise the administration of the Plan and to adopt forms and procedures for the administration of the Plan. All determinations made by the Committee shall be final and conclusive.

          b. The granting of any option pursuant to this Plan shall be entirely within the discretion of the Committee. Nothing herein contained shall be construed to give any officer or employee any right to participate under this Plan.

          c. Each person who is or shall have been a member of the Committee shall be indemnified and held harmless by the Corporation from and against any cost, liability or expense imposed or incurred in connection with such person's or the Committee's taking or failing to take any action under the Plan. Each such person may rely on information furnished in connection with the Plan's administration by any appropriate person or persons.

     5. Eligibility. Only employees of the Corporation shall be eligible to participate in the Plan. The Committee shall determine whether or not an individual is eligible to participate in the Plan. An employee who has been granted an option under this Plan or any other stock option plan of the Corporation may be granted additional options.

     6. Exercise Price. The per share exercise price of each option granted under the Plan shall be at least one hundred percent (100%) of the Market Value of a share of Common Stock; provided, however, any option granted to a participant possessing more than ten percent (10%) of the total combined voting power of all classes of stock of Gentex Corporation shall be at an Option Price not less than one hundred ten percent (110%) of the market value of a share of Common Stock and shall not be exercisable after the expiration of five years from the date the option is granted.

     7. Terms of Options. Each option shall be evidenced by a written agreement containing such terms and conditions as are set by the Board or the Committee, including without limitation the following:

          a. Number of Shares. Each Option Agreement shall state the number of shares to which it pertains.

          b. Exercise Price. Each Option Agreement shall state the exercise price.

          c. Medium and Time of Payment. The exercise price for each share purchased pursuant to an option granted under the Plan shall be payable in full upon exercise, and may be paid in cash or, in full or in part, by the surrender of Common Stock owned by the Optionee valued at fair market value or by the surrender of Option rights hereunder that are then exercisable, valued at the difference between the Option Price and the fair market value of the underlying Common Stock. Promptly after the exercise of an Option and the payment of the full Option Price, the Optionee shall be entitled to the issuance of a stock certificate evidencing ownership of such Common Stock. However, an Optionee shall have none of the rights of a shareholder until a certificate for those Shares is issued to the Optionee, and no adjustment will be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Paragraph 10 of this Plan.

          d. Term and Exercise of Options. Each option shall be exercisable in whole or in part in such amounts and at or after such dates as may be specified in the option agreement. In no event, however, shall any option be exercisable less than one (1) year from the date of grant.

          e. Administrative Discretion. The Committee may in its discretion vary, among employees and among options granted to the same employee, any and all of the terms and conditions of options granted under the Plan, including the term during which and the amounts in which and dates at or after which such options may be exercised.

          f. Special C.E.O. Terms. Notwithstanding any other provision of this Plan to the contrary, the current chief executive officer of Gentex Corporation shall receive, as of the date this Plan is approved by the Board, and annually thereafter as of the time his compensation is reviewed by the Committee, an option for 15,000 shares of Common Stock, and no other options may be granted to that individual under this Plan. These options shall become exercisable for twenty percent (20%) of the shares on the first anniversary of the grant date and for an additional twenty percent (20%) on each anniversary thereafter, and all unexercised options shall expire on the seventh anniversary date of the grant.

     8. Transferability of Options and Common Stock. Options under this Plan may not be transferred except by will or according to the laws of descent and distribution. During the lifetime of the Optionee, an option may be exercised only by the Optionee or his guardian or legal representative. After an Optionee's death, options that were exercisable at the date of death may be exercised at any time within one year after the date of death, subject to prior expiration, by the executor or administrator of the Optionee's estate, any person(s) who acquired the option directly from the Optionee by bequest or inheritance, or any person designated specifically in a written designation signed by the Optionee and filed with the Committee prior to the date of death. The Corporation may, in the event it deems the same desirable to assure compliance with applicable federal and state securities laws, legend any certificate representing shares issued pursuant to the exercise of an option with an appropriate restrictive legend, and may also issue appropriate stop transfer instructions to its transfer agent with respect to such shares.

     9. Termination of Options. Each option agreement shall contain such provisions as the Committee may deem advisable for termination of the option in the event of, and/or exercise of the option after the Optionee's death, disability, or termination of employment by the Corporation. No option may be exercised more than three (3) months after the termination of the Optionee's employment by the Corporation, nor more than twelve (12) months after the Optionee shall have died or become disabled, without the specific approval of the Committee.

     Option agreements may also contain, in the discretion of the Committee, provisions for termination of options and/or acceleration of exercise rights in the event of any merger or consolidation of the Corporation with, or acquisition of the Corporation or substantially all of its assets by, any other corporation or entity.

     Nothing in the Plan or in any option shall limit or affect in any way the right of the Corporation to terminate an Optionee's employment at any time nor be deemed to confer upon any Optionee any right to continue in the employ of the Corporation.

     10. Adjustment Provision. If the number of shares of Common Stock outstanding changes by reason of a stock dividend, stock split, recapitalization, merger, consolidation, split-up, combination or exchange of shares, the aggregate number and class of shares available under this Plan and the number of shares subject to each outstanding option, together with the option prices, shall be appropriately adjusted by the Board or Committee to prevent dilution of the interests of Optionees and of the Plan.

     11. Effective Date of Plan, Termination and Amendment. The May 18, 1995 Plan Restatement shall take effect only upon and as of the date of approval of the Plan by the Corporation's stockholders. Unless earlier terminated by the Board, the Plan shall terminate on the date ten (10) years subsequent to the date of the adoption of the Plan Restatement by the Board, after which date no options may be granted under this Plan. The Board may terminate the Plan at any time, or may from time to time amend the Plan as it deems proper and in the best interest of the Corporation, provided that no such amendment may (a) alter the aggregate number of shares that may be issued under the Plan, (b) decrease the price at which options may be granted, or (c) modify the eligibility requirements set forth in Paragraph 5.

                                 CERTIFICATION

     The foregoing Plan Restatement was duly adopted by the Board of Directors on the 12th day of August, 1994, subject to the approval of the Company's shareholders.

                                          /s/ CONNIE HAMBLIN
                                          --------------------------------------
                                          Connie Hamblin, Secretary
                                          Gentex Corporation

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                      16,298,689
[SECURITIES]                                15,683,471
[RECEIVABLES]                               12,616,141
[ALLOWANCES]                                 (432,803)
[INVENTORY]                                  5,325,198
[CURRENT-ASSETS]                            50,225,821
[PP&E]                                      28,737,598
[DEPRECIATION]                            (10,833,807)
[TOTAL-ASSETS]                              94,298,556
[CURRENT-LIABILITIES]                       10,753,135
[BONDS]                                              0
[COMMON]                                     1,003,990
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                  81,612,870
[TOTAL-LIABILITY-AND-EQUITY]                94,298,556
[SALES]                                     26,020,719
[TOTAL-REVENUES]                            26,020,719
[CGS]                                       15,947,030
[TOTAL-COSTS]                               20,822,268
[OTHER-EXPENSES]                             (676,985)
[LOSS-PROVISION]                                18,500
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              5,975,436
[INCOME-TAX]                                 1,879,000
[INCOME-CONTINUING]                          3,996,436
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 3,996,436
[EPS-PRIMARY]                                     0.23
[EPS-DILUTED]                                     0.23