Form 10-Q/A
period 1995-06-30
GENTEX CORP
filed 1995-09-21
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

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

The sole purpose of this Amendment is to properly identify the Financial Data Schedule for the three month period ended June 30, 1995 as Exhibit 27 (Document type Ex-27).


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GENTEX CORPORATION



Date    9/21/95                 /s/ FRED T. BAUER
     -------------              ------------------------------
                                Fred T. Bauer
                                Chairman and Chief
                                Executive Officer




Date    9/21/95                 /s/ ENOCH C. JEN
     -------------              ------------------------------
                                Enoch C. Jen
                                Vice President-Finance,
                                Principal Financial and
                                Accounting Officer