Form 10-Q
period 1995-09-30
GENTEX CORP
filed 1995-11-01
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995,
      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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


--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes        x                       No
                      ---------                      ---------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes                                No
                      ---------                      ---------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
                Class                               at October 13, 1995
                -----                               -------------------
     Common Stock, $0.06 Par Value                      16,851,936



                       Exhibit Index located at page 12

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  At September 30, 1995 and December 31, 1994



                                           ASSETS
                                                              September 30, 1995              December 31, 1994
                                                              ------------------              -----------------
CURRENT ASSETS
   Cash and cash equivalents                                        $12,456,645                     $11,183,991
   Short term investments                                            19,344,636                       8,146,964
   Accounts receivable, net                                          14,194,599                      11,086,980
   Inventories                                                        5,763,297                       5,303,552
   Prepaid expenses and other                                           865,995                         715,466
                                                                   ------------                     -----------

      Total current assets                                           52,625,172                      36,436,953

PLANT AND EQUIPMENT - NET                                            18,077,994                      17,172,523

OTHER ASSETS
   Long-term investments                                             28,362,496                      26,282,085
   Patents and other assets, net                                      2,106,842                         598,918
                                                                   ------------                     -----------

      Total other assets                                             30,469,338                      26,881,003
                                                                   ------------                     -----------

Total assets                                                       $101,172,504                     $80,490,479
                                                                   ============                     ===========

                                           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                  $5,038,498                      $4,115,391
   Accrued liabilities                                                6,772,811                       4,621,936
                                                                   ------------                     -----------

      Total current liabilities                                      11,811,309                       8,737,327

DEFERRED INCOME TAXES                                                   997,923                         377,691

SHAREHOLDERS' INVESTMENT
   Common stock                                                       1,011,116                         990,569
   Additional paid-in capital                                        36,426,589                      31,875,455
   Other shareholders' equity                                        50,925,567                      38,509,437
                                                                   ------------                     -----------

      Total shareholders' investment                                 88,363,272                      71,375,461
                                                                   ------------                     -----------

Total liabilities and
   shareholders' investment                                        $101,172,504                     $80,490,479
                                                                   ============                     ===========



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended                    Nine Months Ended
                                                      September 30                          September 30
                                                  ---------------------               ----------------------
                                                  1995             1994               1995              1994
                                                  ----             ----               ----              ----
NET SALES                                       $26,800,804   $23,092,959           $78,864,491     $64,960,431

COST OF GOODS SOLD                               16,381,157    13,652,274            47,754,591      37,229,039
                                                -----------   -----------           -----------     -----------

      Gross profit                               10,419,647     9,440,685            31,109,900      27,731,392


OPERATING EXPENSES:
   Research and development                       1,433,673     1,244,969             4,353,045       3,664,214
   Selling, general
      & administrative                            2,998,945     2,671,366             9,412,245       7,132,428
                                                -----------   -----------           -----------     -----------
      Total operating expenses                    4,432,618     3,916,335            13,765,290      10,796,642
                                                -----------   -----------           -----------     -----------
      Income from operations                      5,987,029     5,524,350            17,344,610      16,934,750


OTHER INCOME (EXPENSE)
   Interest, net                                    743,323       452,177             2,057,260       1,110,869
   Other                                              8,309         3,837                60,410          61,332
                                                -----------   -----------           -----------     -----------
      Total other income                            751,632       456,014             2,117,670       1,172,201
                                                -----------   -----------           -----------     -----------
      Income before provision
         for federal income taxes                 6,738,661     5,980,364            19,462,280      18,106,951

PROVISION FOR FEDERAL INCOME TAXES                2,161,000     2,003,000             6,301,000       6,038,000
                                                -----------   -----------           -----------     -----------

NET INCOME                                      $ 4,577,661   $ 3,977,364           $13,161,280     $12,068,951
                                                ===========   ===========           ===========     ===========

EARNINGS PER SHARE                                    $0.27         $0.23                 $0.77           $0.71


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                         17,209,184    17,008,495            17,112,874      16,969,747


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1995 and 1994



                                                                       1995                1994
                                                                    ----------          ----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                              $13,161,280         $12,068,951
            Adjustments to reconcile net income to net
               cash provided by operating activities-
                  Depreciation and amortization                       2,370,799           2,223,254
                  Gain on disposal of equipment                          (8,107)             (3,700)
                  Deferred income taxes                                 522,199             391,428
                  Amortization of deferred compensation                 224,997             268,801
                  Change in assets and liabilities:
                     Accounts receivable, net                        (3,107,619)         (3,683,121)
                     Inventories                                       (459,745)           (847,771)
                     Prepaid expenses and other                         (52,496)             65,995
                     Accounts payable                                   923,107           2,870,030
                     Accrued liabilities                              2,150,875             623,427
                                                                    -----------         -----------
                         Net cash provided by
                             operating activities                    15,725,290          13,977,294
                                                                    -----------         -----------
         CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease (Increase) in short-term investments           (11,197,672)          1,302,214
            Plant and equipment additions                            (3,190,567)         (2,786,956)
            Proceeds from sale of plant and equipment                     5,000               3,700
            Increase in long-term investments                        (2,131,974)        (11,680,407)
            Increase in other assets                                 (1,577,879)            (86,552)
                                                                    -----------         -----------

                         Net cash used for
                             investing activities                   (18,093,092)        (13,248,001)
                                                                    -----------         -----------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Issuance of common stock and tax benefit of
              stock plan transactions                                 3,640,456           4,090,485
                                                                    -----------         -----------

                         Net cash provided by
                             financing activities                     3,640,456           4,090,485
                                                                    -----------         -----------


         NET INCREASE IN CASH AND
            CASH EQUIVALENTS                                          1,272,654           4,819,778

         CASH AND CASH EQUIVALENTS,
            beginning of period                                      11,183,991           5,979,530
                                                                    -----------         -----------

         CASH AND CASH EQUIVALENTS,
            end of period                                           $12,456,645         $10,799,308
                                                                    ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1995, and December 31, 1994, and the results of operations and cash flows for the interim periods presented.

(3)      Inventories consisted of the following at the respective quarter end:

                               September 30, 1995             December 31, 1994
                               ------------------             -----------------
         Raw materials          $3,540,685                    $3,568,074
         Work-in-process           260,065                       275,183
         Finished goods          1,962,547                     1,460,295
                                ----------                    ----------
                                $5,763,297                    $5,303,552
                                ==========                    ==========

(4) The Company owns four U.S. Patents for automatic mirrors and electrochromic devices that were the subject of patent infringement claims asserted against Donnelly Corporation ("Donnelly") during 1990 to 1993. All of those claims, except for the patent infringement claim against the Donnelly "Polychromic" rearview mirror, were either adjudicated or resolved in a May 1993 settlement. Gentex received $3.6 million in damages and settlement fees.

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

         From May 1994 to April 1995, both parties filed a number of motions on issues related to the July 1993 case. The Court ruled on the majority of those motions in August and September 1995. The motions and decisions were as follows:

         A.   May  1994:   Donnelly made a motion for a preliminary injunction
         against the Company's alleged infringement of the Donnelly dark or color-matched seal patent. In a September 25, 1995, order, the Court denied this motion.

         B.   June 1994:   Gentex made a motion for summary judgment of
         invalidity of that same patent. In an August 29, 1995, order, the Court denied this motion and vacated the October 1995 trial date.
         This case has now been set for a jury trial in the February 1996 term.

         C.   April 1995:   Gentex made motions (1) for summary judgment of the
         non-infringement and invalidity of the three Donnelly light and rearview mirror assembly patents, and (2) for partial summary judgment precluding Donnelly from recovering any damages for certain acts of alleged infringement.

         In the August 29, 1995, order, the Court granted the Company's motion for summary judgment of invalidity of two of the three Donnelly light and rearview mirror assembly patents [C.(1)] and dismissed Donnelly's claim for infringement of the third light and rearview mirror assembly patent without prejudice, noting that Donnelly desired to abandon that claim. In the September 25, 1995, order, the Court denied Gentex's motions for partial summary judgment [C.(2)], noting that its August 29, 1995, order granting summary judgment of patent invalidity resolved some of Gentex's motions regarding damages.

         D. April 1995: Donnelly filed motions for partial summary judgment seeking to dismiss certain defenses asserted by the Company (1) against the dark or color-matched seal patent and (2) against two of the light and rearview mirror assembly patents. Donnelly also filed motions seeking summary judgment of alleged infringement of (3) the dark or color-matched seal patent, and (4) one of the light and rearview mirror assembly patents. (5) Donnelly also made a motion for summary judgment that Donnelly had properly marked its electrochromic mirrors.

         In the August 29, 1995, order, the Court denied Donnelly motions D.(1), D.(2) and D.(4). In the September 25, 1995, order, the Court denied Donnelly motion D.(3) and granted Donnelly motion D.(5).

         In the October 1994 case of Donnelly Corporation vs. Gentex Corporation (No. 1:94 CV 695), filed in U.S. District Court for the Western District of Michigan, Southern Division, Donnelly's complaint, as amended, alleged that the Company's rearview mirror products infringe three Donnelly patents directed to the use of ultraviolet stabilizers to protect electrochromic mirrors from the harmful effects of ultraviolet radiation (U.S. Patent Nos. 5,355,245, 5,340,503 and 5,073,012). Donnelly also made a motion for a preliminary injunction. The Company responded to this suit, denying infringement and asserting that the Donnelly patents are invalid and unenforceable because Donnelly engaged in inequitable conduct before the U.S. Patent and Trademark Office in obtaining these patents. This case is in the discovery stage and no trial date has been scheduled.

         In June 1995, the Company filed suit against Donnelly Corporation (No. 4:95 CV 120) in the U.S. District Court for the Western District of Michigan, Southern Division, for a judgment declaring three Donnelly patents to be invalid and not infringed by the Company. Two of those Donnelly patents are directed to rearview mirrors having an optical display, such as a compass heading readout ("compass mirror patents"), and the other Donnelly patent is directed to rearview mirrors made with a certain type of glass coating ("color suppressed coating patent"). After limited discovery in this case, on September 7, 1995, Donnelly counterclaimed alleging that the Company's products infringe one of its compass mirror patents and its color suppressed coating patent. On October 18, 1995, the Company filed a motion for summary judgment of patent invalidity with respect to the two compass mirror patents. Oral argument on that motion is scheduled for February 27, 1996. Discovery is just beginning in this case and no trial date has been scheduled.

         While the ultimate results of patent litigation cannot be predicted with certainty, management believes that they will not have a material adverse effect on the Company's financial statements.

                              GENTEX  CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         THIRD  QUARTER  1995  VERSUS  THIRD QUARTER  1994

         Net Sales. Net sales for the third quarter of 1995 increased by approximately $3,708,000, or 16%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 26% as automatic mirror unit shipments increased from approximately 425,000 in the third quarter of 1994 to 542,000 in the current quarter. This increase primarily reflected increased penetration on domestic and foreign 1996 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products decreased 17%, primarily due to reduced shipments of its strobe warning light to a major customer that has developed its own strobe product.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 59% in the third quarter of 1994 to 61% for the comparable period in 1995. This increased percentage primarily reflects automotive customer price reductions for the 1995 and 1996 model years and changes in the Company's product mix of automotive mirror shipments.

         Operating Expenses. Research and development expenses increased approximately $189,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing and contractual research and engineering services. Selling, general and administrative expenses increased approximately $328,000, but decreased from 12% to 11% of net sales, when compared with the third quarter of 1994. This increased expense primarily reflected higher patent litigation legal expense accruals of $950,000, compared to $730,000 last year.

         Other Income - Net.   Other income increased by approximately
         $296,000 when compared with the third quarter of 1994, primarily due to the higher investable fund balances and higher interest rates.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994

         Net Sales.   Net sales for the nine months ended September 30,
         1995, increased by approximately $13,904,000, or 21%, when compared to the same period last year. Net sales of the Company's automotive mirrors increased by 29% as automatic mirror unit shipments increased from approximately 1,264,000 in the first nine months of 1994 to 1,567,000 in the first nine months of 1995. This increase primarily reflected increased penetration on domestic and foreign 1995 and 1996 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products decreased 6% as reduced shipments of its strobe warning light to a major customer that has developed its own strobe more than offset a 15% sales increase to other customers.

         Cost of Goods Sold.    As a percentage of net sales, cost of
         goods sold increased from 57% in the first nine months of 1994 to 61% for the comparable period in 1995. This increased percentage primarily reflects automotive customer price reductions for the 1995 and 1996 model years and changes to the Company's product mix of automotive mirror shipments.

         Operating Expenses.    For the nine months ended September 30,
         1995, research and development expenses increased approximately $689,000, but remained at 6% of net sales, when compared to the same period last year, primarily reflecting additional staffing and contractual research and engineering services. Selling, general and administrative expenses increased approximately $2,280,000, and increased from 11% to 12% of net sales, when compared to the first nine months of 1994. This increased expense primarily reflected higher patent litigation legal expense accruals of $3,050,000, compared to $1,300,000 last year.

         NINE MONTHS ENDED SPETEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1994 (CONT.)

         Other Income - Net.    Other income for the nine months ended
         September 30, 1995, increased by approximately $946,000 as compared to the first nine months of 1994, primarily due to the higher investable fund balances and higher interest rates.


         FINANCIAL CONDITION:

         Management considers the Company's working capital and long-term investments totaling approximately $69,176,000 at September 30, 1995, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

         TRENDS AND DEVELOPMENTS:

         The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. The General Motors contract is through the 1998 model year, and the contracts with BMW are for the four-year period ending March 31, 1999. The term of the Ford contract is through December 1999, and the Chrysler contract runs through the 1999 Model Year.

         The Company has agreed to price reductions over the life of its long-term contracts and continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering cost reductions and increases in unit sales volume. In addition, the Company continues to experience pressure for raw material cost increases.

         The total costs to defend the Company in the July 1993, October
         1994 and June 1995 suits involving certain patents owned by Donnelly Corporation will be affected by the duration and activity level, and are not determinable at this time. However, if the current activity level continues, management currently believes that patent litigation expenses will be incurred at the ongoing level of approximately $1,000,000 per quarter.

PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings

             In June 1995, the Company filed suit against Donnelly Corporation (No. 4:95 CV 120) in the U.S. District Court for the Western District of Michigan, Southern Division, for a judgment declaring three Donnelly patents to be invalid and not infringed by the Company. Two of those Donnelly patents (U.S. Patent Nos. 5,416,313 and 5,285,060) are directed to rearview mirrors having an optical display, such as a compass heading readout ("compass mirror patents"), and the other Donnelly patent (U.S. Patent No. 5,424,865) is directed to rearview mirrors made with a certain type of glass coating ("color suppressed coating patent").
             After limited discovery in this case, on September 7, 1995, Donnelly counterclaimed alleging that the Company's products infringe one of its compass mirror patents (U.S. Patent No. 5,416,313) and its color suppressed coating patent (U.S. Patent No. 5,424,865). On October 18, 1995, the Company filed a motion for summary judgment of invalidity with respect to the two compass mirror patents. Oral argument on that motion is scheduled for February 27, 1996. Discovery is just beginning in this case and no trial date has been scheduled.

             From May 1994 to April 1995, both parties filed a number of motions on issues related to the July 1993 case (Donnelly Corporation vs. Gentex Corporation (No. 1:93 CV 530). The Court ruled on those motions in August and September 1995. The motions and decisions were as follows:

             A. May 1994: Donnelly made a motion for a preliminary injunction against the Company's alleged infringement of the Donnelly dark or color-matched seal patent. In a September 25, 1995, order, the Court denied this motion.

             B. June 1994: Gentex made a motion for summary judgment of invalidity of that same patent. In an August 29, 1995, order, the Court denied this motion and vacated the October 1995 trial date. This case has now been set for a jury trial in the February 1996 term.

             C.   April 1995:   Gentex made motions (1) for summary judgment of
             the non-infringement and invalidity of the three Donnelly light and rearview mirror assembly patents, and (2) for partial summary judgment precluding Donnelly from recovering any damages for certain acts of alleged infringement.

             In the August 29, 1995, order, the Court granted the Company's motion for summary judgment of invalidity of two of the three Donnelly light and rearview mirror assembly patents [C.(1)] and dismissed Donnelly's claim for infringement of the third light and rearview mirror assembly patent without prejudice, noting that Donnelly desired to abandon that claim. In the September 25, 1995, order, the Court denied Gentex's motions for partial summary judgment [C.(2)], noting that its August 29, 1995, order granting summary judgment of patent invalidity resolved some of Gentex's motions regarding damages.

             D. April 1995: Donnelly filed motions for partial summary judgment seeking to dismiss certain defenses asserted by the Company (1) against the dark or color-matched seal patent and (2) against two of the light and rearview mirror assembly patents. Donnelly also filed motions seeking summary judgment of alleged infringement of (3) the dark or color-matched seal patent, and (4) one of the light and rearview mirror assembly patents. (5) Donnelly also made a motion for summary judgment that Donnelly had properly marked its electrochromic mirrors.

             In the August 29, 1995, order, the Court denied Donnelly motions D.(1), D.(2), and D.(4). In the September 25, 1995, order, the Court denied Donnelly motion D.(3) and granted Donnelly motion D.(5).

PART II.   OTHER INFORMATION

             On August 10, 1995, Donnelly amended its complaint in the October 1994 case of Donnelly vs. Gentex (No. 1:94 CV 695) to allege infringement of a third Donnelly patent (U.S. Patent No. 5,073,012), also directed to the use of ultraviolet stabilizers to protect electrochromic mirrors from the harmful effects of ultraviolet radiation.

    Item 6.  Exhibits and Reports on Form 8-K

    (a)      See Exhibit Index on Page 12.

    (b) No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    GENTEX CORPORATION





Date  11/01/95                                      /s/ Fred T. Bauer
     -------------                                  ------------------------
                                                    Fred T. Bauer
                                                    Chairman and Chief
                                                    Executive Officer




Date  11/01/95                                      /s/ Enoch C. Jen
     -------------                                  ------------------------
                                                    Enoch C. Jen
                                                    Vice President-Finance,
                                                    Principal Financial and
                                                    Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
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

3(a)(2)      Amendment to Articles of Incorporation, adopted on May 12, 1994, was filed as Exhibit 3(a)(2)
             to Registrant's Report on Form 10-Q dated April 28, 1995, and the same is hereby incorporated herein by reference.

3(b)         Registrant's Bylaws as amended and restated August 18, 1995.

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

*10(b)(1)    Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective May 11,
             1995), was filed as Exhibit 10(b)(1) to Registrant's Report on Form 10-Q dated August 1,
             1995, and the same is hereby incorporated herein by reference.

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



27           Financial Data Schedule



                           ------------------------

* Indicates a compensatory plan or arrangement.




                                      12
