Form 10-K405
period 1995-12-31
GENTEX CORP
filed 1996-03-15
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR FISCAL YEAR ENDED DECEMBER 31, 1995.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from                   to               .
                                    -------------------   --------------

Commission File No.:    0-10235
                        -------

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                   38-2030505
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                  49464
(Address of principal executive offices)                   (Zip Code)


                                 (616) 772-1800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


Title of each Class                 Name of each exchange on which registered
       NONE
                                  ----------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.06 PER SHARE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes:   X           No:
         ---               ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1996, 17,016,549 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $383,456,412 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.


                        Exhibit Index located at Page 32

                                     PART I

ITEM 1.   BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS
         Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology. These products consist primarily of two product lines: automatic rearview mirrors and fire protection products.
         The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior Night Vision Safety(TM) (NVS(R)) Mirror, an electrochromic automatic-dimming interior rearview mirror, providing the first successful commercial application of electrochromic technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior Night Vision Safety(TM) Mirror Sub-Assembly, which works as a complete glare-control system with the interior NVS(R) Mirror. In 1994, the Company began making shipments of its complete three-mirror system to its first customer.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
         See Note (9) to the Consolidated Financial Statements located on Page
31.

(C)      NARRATIVE DESCRIPTION OF BUSINESS
         The Company currently manufactures two electro-optic product lines: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry.



AUTOMATIC REARVIEW MIRRORS
         Interior NVS(R) Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The NVS(R) Mirror offers all of the continuous reflectance levels between its approximate 75% full-reflectance position and its 7% least-reflectance position, taking approximately 10 seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.
         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car headlights "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its second advanced-feature interior NVS(R) Mirror, the NVS(R) Lighted Mirror, with map/reading lights. During 1993, the Company began shipping its third advanced-feature interior NVS(R) Mirror, the NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field.
         The Company sold approximately 958,000 interior NVS(R) Mirrors in 1993, approximately 1,395,000 in 1994, and approximately 1,811,000 in 1995.
         During 1995, the unit growth primarily resulted from increased penetration of a number of high-volume vehicles manufactured in North America, including light pickup trucks and sport/utility vehicles from each of the Big Three auto manufacturers, as well as increased penetration of vehicle models manufactured outside North America, including new, higher-volume vehicles in Europe. The Company's interior NVS(R) Mirrors are now standard equipment or factory-installed options on the following 1996 and 1996-1/2 vehicle models:


TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac         Fleetwood Brougham           (EL)   S         Bentley                                            S
                    Deville                             S*        BMW                    800 Series                  S
                    Concours                            S*                               700 Series                  O
                    Eldorado                            S*                               500 Series                  O
                    Eldorado Touring Coupe              S*                               300 Series                  O
                    Seville                             S*        Daewoo                 Arcadia                     S
                    Seville STS                         S*                               Brougham                    S
GM/Buick            LeSabre Limited                     S         Fiat                   Lancia Kappa                O
                    Park Avenue                         O*        Fiat/Brazil            Tempra                      O
                    Park Avenue-Ultra                   S*        GM/Brazil              Monza                       O
                    Riviera                             O                                Omega Gold                  O
                    Roadmaster Ltd. Sedan        (EL)   S         Honda                  Inspire   (5 Cyl.)          O
                    Roadmaster Sedan             (EL)   O                                Inspire   (6 Cyl.)          S
                    Roadmaster Estate Wagon      (EL)   O                                Sabre     (5 Cyl.)          O
GM Oldsmobile       98 Regency Elite            (ECC)   O                                Sabre     (6 Cyl.)          S
                    88 LSS                      (ECC)   S         Hyundai                Grandeur                    O
                    Aurora                              S                                Marcia                      S
GM/Pontiac          Bonneville SSE                      O         KIA Motors Corp.       Potentia (3.0 L)            S
GM/Chevrolet        Caprice Classic              (EL)   O          (Korea)               Potentia (2.2 L)            S
                    Caprice Classic Wagon        (EL)   O                                Credos                      O
                    Impala SS                    (EL)   S         Mercedes-Benz          S Class Coupe               S
                    C/K Pickup                  (ECC)   O                                S Class Sedans              O
                    C/K Crew Cab Pickup         (ECC)   O                                SL Roadster                 O
                    Tahoe (2 Door)              (ECC)   O                                E Class Convertible         O
                    Tahoe (4-Door)              (ECC)   S                                E Class Sedan               O
                    Suburban                    (ECC)   O                                C Class Sedan               O
GM/GMC              C/K Pickup                  (ECC)   O         Nissan                 Cima                        O
                    C/K Crew Cab Pickup         (ECC)   O                                Cedric                      O
                    Yukon  (2 Door)             (ECC)   O                                Gloria                      O
                    Yukon  (4 Door)             (ECC)   S                                Leopard                     O
                    Suburban                    (ECC)   O                                Laurel                      O
Ford/Lincoln        Town Car                            O                                Q45 Infiniti                S
                    Mark VIII                           O                                J30 Infiniti                S
Ford                Crown Victoria                      O                                I30 Infiniti                O
                    Explorer Limited             (EH)   S         Opel                   OmegaO
                    Explorer (Sport, EB, XLT)    (EH)   O         Rolls Royce                                        S
                    Bronco                              O         Toyota                 Lexus LS 400                S
                    Windstar                     (EH)   O                                Lexus SC 400                S
Ford/Mercury        Grand Marquis                       O                                Lexus SC 300                O
Chrysler            LHS                                 S                                Camry**                     O
                    New Yorker  (LH)                    S                                Avalon**             (ECC)  O
                    Concorde                            O         KEY:       S = standard equipment
                    Town & Country LXi                  S                    O = optional equipment
Dodge               Intrepid                            O
                    Caravan                             O         EH = NVS(R) Mirror with Automatic Headlamp Control
                    Ram Pickup                          O         EL  = NVS(R) Mirror with Map Lights
                    Dakota Pickup                       O         ECC = NVS(R) Mirror with Electronic Compass
Eagle               Vision                              O
Jeep                Grand Cherokee Limited              S          *  ECC offered as upgrade option
                    Grand Cherokee Laredo               O         **  NVS(R) Mirrors are offered as optional equipment
                                                                      through Southeast Toyota Distributors in the
                                                                      states of FL, GA, NC, SC and AL.

         Exterior NVS(R) Mirror Sub-Assemblies.    The Company has devoted
substantial research and development efforts to the development of its electrochromic technology to permit its use in outside rearview mirrors. Exterior NVS(R) Mirrors can be controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. During 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to seven exterior mirror suppliers to General Motors, Chrysler, Ford, BMW and Mercedes-Benz, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.
         The driver's-side exterior NVS(R) Mirror is a factory-installed option on eleven 1996 car models; Lincoln Continental, Town Car and Mark VIII; Cadillac Deville, Eldorado and Seville; Buick LeSabre, Park Avenue, Park Avenue Ultra and Riviera; and Oldsmobile 98 Regency Elite. The driver's-side mirror is also installed as standard equipment on four 1996 car models: Cadillac Concours, Eldorado Touring Coupe, Seville STS and Grand Cherokee Ltd. In addition, flat and convex exterior mirrors are a factory-installed option on the BMW 700 and 500 Series. The Company sold approximately 191,000 exterior NVS(R) Mirror Sub-Assemblies during 1993, approximately 365,000 in 1994, and approximately 417,000 in 1995.

         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. The first three of these models were the Company's NVS(R) Headlamp Control Mirror introduced during 1991, the NVS(R) Lighted Mirror with map/reading lights introduced in 1992, and the NVS(R) Compass Mirror introduced during 1993. Also in 1993, the Company introduced an NVS(R) Base Feature Mirror to target the high-volume, mid-priced vehicle segments, and larger-size interior and exterior NVS(R) Mirrors for use on vans and light trucks.
         Of particular importance to the Company has been the development of its electrochromic technology for use in complete mirror systems. In these systems, both the driver and passenger-side exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The sale of complete mirror systems will increase the size of the available worldwide market, and the Company has been devoting substantial research and development efforts to this project, which resulted in its first shipments in 1994.
         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Significant progress in adapting electrochromic technology to the specialized requirements of the window market continued in 1995. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional work.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automobile manufacturers. In North America, the Company markets these products primarily through a direct sales force of six persons. The Company currently supplies NVS(R) Mirrors to Ford Motor Company, General Motors Corporation and Chrysler Motors Corporation under long-term contracts. During 1995, the Company negotiated a three-year long-term contract extension with General Motors through the 1998 model year. The term of the Ford contract is through December 1999, and the long-term contract with Chrysler Corporation runs through the 1999 Model Year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and Chrysler by means of sales to four exterior mirror suppliers.
         During 1993, the Company established a sales and engineering office in Germany and hired its first employee in Europe. During 1994, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities. The Company's marketing efforts in Europe are conducted through Gentex GmbH with the assistance of independent manufacturers' representatives. The Company is currently supplying mirrors to Bavarian Motor Works, A.G. (BMW), Fiat, Mercedes-Benz, Opel and Rolls Royce. During 1995, the Company negotiated a long-term contract with BMW through March 31, 1999.
         During 1992, the Company negotiated a replacement reciprocal distribution agreement with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh markets the Company's automatic mirrors to certain Japanese automakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involves very limited technology transfer by the Company and does not include the Company's proprietary electrochromic gel formulation. The Company has been shipping electrochromic mirror assemblies under the original agreement since the first quarter of 1991 for Nissan Motor Co., Ltd.
         During 1993, the Company hired sales agent Continental Far East to market NVS(R) Mirrors to other Japanese automakers beyond Nissan, and began shipping some mirrors to Southeast Toyota, the largest independent Toyota distributor in the United States, for port-of-entry installation on the Toyota Camry for dealers in five southeastern states. During 1994, the Company began making mirror shipments to Tokai Rika Co., Ltd. for the Toyota Lexus LS 400 and to Southeast Toyota for installation on the Toyota Avalon. During 1995, the Company began making mirror shipments to Tokai Rika for the Toyota Lexus SC 400 and SC 300, as well as direct mirror shipments to Honda. Shipments to automakers in Brazil and Korea also continue to increase.
         Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its NVS(R) Mirrors will be offered as standard equipment, in higher option rate packages and on more models as consumer awareness of the safety and comfort features becomes more well-known and acceptance grows.
         Currently, the Company directs no significant efforts to the sale of mirrors to the automotive aftermarket. It is management's belief that such efforts are of limited value until the Company achieves a significantly higher penetration of the original equipment manufacturing market.


        Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 90% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is offering for sale to domestic vehicle manufacturers and is supplying one domestic vehicle model and a limited number of foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, three Japanese manufacturers are supplying a limited number of Japanese vehicle models with solid-state electrochromic mirrors.
         The Company believes its electrochromic automatic mirrors offer considerable performance advantages, and that Donnelly shipped approximately 70,000 electrochromic mirrors to customers in 1995, primarily for Ford, Range Rover and Jaguar. However, Gentex recognizes that Donnelly Corporation is considerably larger than the Company, continues to introduce "new" electrochromic mirrors and presents a significant competitive threat. Gentex is involved in patent litigation with Donnelly Corporation (see discussion under the caption "Legal Proceedings").
         There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. Gentex believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using solid-state electrochromics and hybrids or liquid crystal displays may eliminate glare, each of these technologies have inherent cost or performance limitations.

FIRE PROTECTION PRODUCTS
         The Company manufactures over 40 different models of smoke detectors and 61 different models of signaling appliances. All of the smoke detectors operate on a photo-electric principle to detect smoke. While the use of photo-electric technology entails greater manufacturing costs, the Company believes that these detectors are superior in performance to competitive devices that operate through an ionization process and are preferred in most commercial resident occupancies. Photo-electric detectors feature low light level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photo-electric detectors are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photo-electric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors.
         The Company's fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station detectors for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems.
The Company's detectors emit audible or visual signals in the immediate location of the device and/or communicate with monitored remote stations.
         In recent years, the Company introduced further improvements to its line of smoke detectors, including submersibility to enhance maintenance, and a new design feature that permits greater ease in sensitivity testing. The Company offers the only detection device that may be completely submersed in water for cleaning purposes. This feature permits more effective and convenient cleaning of the product, thereby enhancing reliability. In addition, the patented sensitivity test feature permits the user to check the calibration of the least and most sensitive detection levels of the detector with the simple turn of a knob. In December 1995, a National Fire Protection Association code changed to require that all dwellings larger than 1-2 family must annually conduct this sensitivity test. Previous models and competing products require the availability of specialized test equipment.

         During 1991, the Company developed two new signaling devices, a four-inch electronic primary evacuation horn and a high intensity, high-candela output strobe warning light. (Candela is a unit of measurement for illumination.) The new products were developed to broaden the sales base of the Fire Protection Group and to meet the requirements of the Americans with Disabilities Act (ADA) which became effective in January 1992, for all retrofit projects in public-use buildings and January 1993, for all new public use building construction.
         During 1992, the Company introduced a primary evacuation voice/tone speaker series for use in commercial high-rise buildings. The new speaker series, when used with the strobe warning lights, meets the requirements of the ADA and other national and local building standards.
         During 1993, the Company introduced a 120 VAC photoelectric smoke detector with a 9-volt battery backup for use in the commercial residential markets and public-use facilities, as well as other facilities specified in regional or national building codes.
         The Company has also developed a new, high-intensity strobe warning light to meet the new, stricter Underwriters Laboratories standard for visual signaling for the hearing impaired. This new standard replaces the previous standard where light dispersion was only measured from directly in front of the unit. The new standard requires light to be dispersed at several critical angles to provide notification, regardless of the individual's position in the room of coverage, and also the light intensity is to be sized to the room.
         The new product series has replaced the strobe warning light developed in 1991 and is used in conjunction with other Gentex products such as the remote signaling electronic horn, primary evacuation speaker, and smoke detection products.
         The Company, with the new products, is producing the only photoelectric smoke detector with battery back-up that offers a supplemental visual alarm.
         During 1994, the Company introduced a mechanical evacuation horn/strobe combination. The product will be used wherever a loud penetrating tone is required, such as schools or other facilities where doors are usually closed.
         During 1995, the Company introduced a multi-tone audible signaling appliance to meet new building code requirements for 1996 and beyond. This new multi-tone product line has eight different tones and a decibel level selection. The multi-tone series also will be used in conjunction with the Company's visual signals.

         Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The Company markets its fire protection products throughout the United States through five regional sales managers.


        Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with eleven manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photo-electric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately eight manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the recent introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.

OTHER
         The Company also has manufactured certain precision glass components primarily for the office machinery and electronic test equipment industries. The Company phased out this product line effective June 30, 1994, which did not have a material effect on operations.

TRADEMARKS AND PATENTS
         The Company owns 19 U.S. patents, 18 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2001 and 2013. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is necessary for the success of any of the Company's products. The remaining one U.S. patent relates to the Company's fire protection products, and the Company believes that the competitive advantage provided by this patent is relatively small.
         The Company also owns fourteen foreign patents, which relate to automotive rearview mirrors. These patents expire at various times between 1999 and 2009. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. markets.
         The Company also has in process 22 U.S. patent applications and 25 foreign patent applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products.
As those efforts produce patentable innovations, the Company expects to file appropriate patent applications.
         During 1995, the Company became involved in additional patent litigation with respect to its rearview mirrors (see discussion under the caption "Legal Proceedings").

MISCELLANEOUS
         The Company considers itself to be engaged in business in two industry segments: the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has three important customers within the automotive industry segment, each of which accounts for more than 10% of the Company's annual sales: General Motors Corporation, Chrysler Corporation and Ford Motor Company. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $33,882,000 and $26,354,000 at March 1, 1996 and 1995, respectively.
         At March 1, 1996, the Company had 831 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.
         The Company operates out of two office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).
         The office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park, providing ample opportunity for expansion. Construction has begun for an additional manufacturing facility on this site to meet the Company's future automotive production needs and completion is scheduled for mid-1996. As of December 31, 1995, the estimated cost to be incurred in 1996 for the new facility is approximately $6.6 million. A laboratory and office expansion may also be required at the existing automotive facility by the end of 1996.


ITEM 3.    LEGAL PROCEEDINGS.
      The Company owns four U.S. Patents for automatic mirrors and electrochromic devices that were the subject of patent infringement claims asserted against Donnelly Corporation ("Donnelly") during 1990 to 1993. All of those claims have either been adjudicated or were resolved in a settlement in May 1993. Gentex received $3.6 million in damages and settlement fees.
      The Company's patent infringement claim against the Donnelly "Polychromic" mirror (Gentex Corporation vs. Donnelly Corporation, No. 1:93 CV 430, U.S. District Court for the Western District of Michigan, Southern Division) was adjudicated in proceedings in 1994 and 1995. As a result of those proceedings, including an appeal to the Court of Appeals for the Federal Circuit, the Courts ruled that the Donnelly "Polychromic" rearview mirror does not infringe Gentex's U.S. Patent No. 5,128,799. Donnelly no longer is offering "Polychromic" rearview mirrors for sale.
      Despite the May 1993 settlement agreement, in November 1993, Donnelly requested that the U.S. Patent and Trademark Office (USPTO) re-examine certain claims it had granted to Gentex in the Company's U.S. Patent No. 5,128,799.
The USPTO agreed to do so, which is not unusual. In November 1995, the USPTO confirmed the patentability of a number of the claims, including some of the claims that Donnelly had been found to infringe in the 1992 suit. That re-examination is proceeding as to the other claims.
      The Company also is involved in other litigation which Donnelly initiated in July 1993 with respect to four Donnelly patents (Donnelly Corporation vs. Gentex Corporation, No. 1:93 CV 530, U.S. District Court for the Western District of Michigan, Southern Division). Three of those patents are directed to lights in rearview mirrors ("lighted mirror patents"), and the fourth patent is directed to a rearview mirror with a "dark or color-matched seal" ("dark seal patent"). Two of the three lighted mirror patents were found to be invalid by the Court when it granted the Company's motion for summary judgment on those patents, which Donnelly has appealed. The third lighted mirror patent was dismissed without prejudice. The Company's renewed motion for summary judgment of invalidity on the dark seal patent was denied on February 9, 1996. This case is scheduled for a jury trial beginning April 1, 1996.
      Donnelly also initiated another suit against the Company in October 1994 (Donnelly Corporation vs. Gentex Corporation, No. 1:94 CV 695, U.S. District Court for the Western District of Michigan, Southern Division) for alleged infringement of two Donnelly patents directed to electrochromic solutions and electrochromic rearview mirrors that contain a certain ultraviolet light stabilizer. Donnelly subsequently alleged infringement of a third patent directed broadly to an electrochromic device with ultraviolet light stabilizers. The Company answered both complaints, denying infringement of all three Donnelly patents, and asserting that each patent is invalid and unenforceable. This case is in the early stages of discovery, and no trial date has been set.
      The Company filed a complaint against Donnelly in June 1995 (Gentex Corporation vs. Donnelly Corporation, No. 4:95 CV 120, U.S. District Court for the Western District of Michigan, Southern Division), seeking a declaratory judgment that three Donnelly patents are invalid and not infringed by the Company. Two of those patents are directed to electrochromic rearview mirrors having an optical display, such as a compass readout, and the third is directed to electrochromic mirrors made from a certain type of float glass with an "anti-iridescence" coating.
Donnelly answered the complaint, denying its patents are invalid, counterclaiming for infringement of one compass patent and the float glass patent, and asserting that the Court does not have jurisdiction over the second compass patent, because there is no case or controversy over that patent.
      In October 1995, the Court ordered that all discovery related to this case shall concentrate on the issue of the invalidity of the patents in suit and on the issue of the Court's jurisdiction. In October 1995, the Company made a motion for summary judgment of invalidity of Donnelly's two compass mirror patents, and in December 1995, the Company made a motion for summary judgment of invalidity of Donnelly's float glass patent. An oral argument on those motions is scheduled for April 24, 1996. This suit is still in the discovery stage, and no trial date has been scheduled.
      As described above, certain of these litigation matters (in particular, the dark seal patent jury trial) may be resolved or adjudicated, subject to appeal, within the next year. While management has accrued an estimate of the legal costs it expects to incur in its defense against the Donnelly patents in the reasonably foreseeable future, at this time it is unable to estimate a reasonable range of loss in the event of an unfavorable decision.
      Management believes that it has meritorious defenses to Donnelly's claims for infringement of all of these patents. However, as with most litigation, it is difficult to predict with any degree of certainty whether those defenses will or will not prevail. In any event, management believes that the outcome will not have a material adverse effect on the Company's financial statements.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.


NAME                          AGE                POSITION                              POSITION HELD SINCE
-------------------------------------------------------------------------------------------------------------
Fred Bauer                     53       Chief Executive Officer                            May 1986
Kenneth La Grand               55       Executive Vice President                           September 1987
John Mulder                    59       Vice President, Automotive Marketing               July 1988
Enoch Jen                      44       Vice President-Finance, Treasurer                  February 1991
Harlan Byker                   41       Vice President, Electrochemical Research           August 1993
-------------------------------------------------------------------------------------------------------------




There are no family relationships among the officers listed in the preceding table.

         Fred Bauer has held various executive offices since joining the Company in 1980. Prior to his employment with the Company, Mr. Bauer was the President and General Manager of Integrity Design Company, the research and development partnership that invented, designed and developed the technology for the Motorized Mirror, the rights to which were subsequently acquired by the Company. For approximately seven years before organizing Integrity Design Company, Mr. Bauer was the General Manager of Robertshaw Controls Company's Simicon Division, a business founded by Mr. Bauer and sold to Robertshaw Controls, which manufactures electronic controls for appliances. In the last three years of his tenure at Robertshaw Controls, Mr. Bauer also served as a Corporate Vice President.

         Kenneth La Grand has been the Executive Vice President of the Company since September 1987. Prior to joining the Company, he was Vice President of Robertshaw Controls Company and the General Manager of its Simicon Division since 1979.

         John Mulder has served as Vice President-Automotive Marketing of the Company since July 1988. Prior to that time Mr. Mulder served as Executive Vice President for Harman Automotive, a division of Harvard Industries, Inc., where he was responsible for managing the marketing and engineering activities of that exterior mirror company's Southfield office for more than five years.

         Enoch Jen has served as Vice President-Finance and Treasurer of the Company since February 1991. He joined the Company as Controller in January 1990. Prior to that time, Mr. Jen served as Chief Financial Officer of Hope Rehabilitation Network, Inc. since 1985.

         Harlan Byker has served as Vice President of Electrochemical Research of the Company since August 1993, and as Director of Electrochemical Development since 1985. Prior to that time, Dr. Byker served as a research scientist at Battelle Columbus Laboratories.

                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market. As of March 1, 1996, there were 1,809 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.


YEAR                QUARTER                HIGH                   LOW
---------------------------------------------------------------------------------
1994                 First                 35  1/4                 22
                     Second                29  3/4                 21
                     Third                 26                      18
                     Fourth                25  1/4                 19  3/4

1995                 First                 27  1/2                 20
                     Second                21  1/4                 15  3/4
                     Third                 25  3/4                 19  1/2
                     Fourth                25                      21
---------------------------------------------------------------------------------


         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                    (in thousands except per share data)
---------------------------------------------------------------------------------------------------------------------
                               1995              1994               1993               1992              1991
---------------------------------------------------------------------------------------------------------------------
Net Sales                   $111,566            $89,762            $63,664             $45,106          $26,893
Net Income                    18,895             16,466              9,845               5,066            1,645**
---------------------------------------------------------------------------------------------------------------------
Earnings
  Per Share *                   1.10                .97                .59                 .31              .11**
---------------------------------------------------------------------------------------------------------------------
Total Assets                $109,244            $80,739            $55,191             $40,256          $37,231
---------------------------------------------------------------------------------------------------------------------

Long-Term Debt
  Outstanding at
  Year End                  $      -            $     -            $     -             $     -          $    75
---------------------------------------------------------------------------------------------------------------------

 * Adjusted for 2-for-1 stock split in June 1993.
** After extraordinary charge of $221 and $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change of each such item from that in the indicated previous year.

                                                    Percentage of Net Sales                   Percentage Change
                                                    -----------------------                   -----------------

                                                   Year Ended December 31                     1995           1994
                                               --------------------------------                to             to
                                                 1995        1994        1993                 1994           1993
                                                 ----        ----        ----                 ----           ----
Net Sales                                       100.0%       100.0%      100 .0%              24.3%          41.0%
Cost of Goods Sold                               60.7         57.2         60.4               32.1           33.5
                                               ------       ------       ------             ------         ------
  Gross Profit                                   39.3         42.8         39.6               13.9           52.5
Operating Expenses:
  Research and Development                        5.3          5.4          6.6               21.5           17.4
  Selling, General and Administrative            11.6         11.8         11.3               21.9           47.1
                                               ------       ------       ------             ------         ------
    Total Operating Expenses                     16.9         17.2         17.9               21.8           36.2
                                               ------       ------       ------             ------         ------
  Operating Income                               22.4         25.6         21.7                8.7           65.8
Other Income - Net                                2.6          1.9         1 .5               74.9           90.5
                                               ------       ------       ------             ------         ------
  Income Before Federal Income Taxes             25.0         27.5         23.2               13.2           67.3
Provision for Federal Income Taxes                8.1          9.1          7.7               10.1           67.4
                                               ------       ------       ------             ------         ------
  Net Income                                     16.9%        18.4%        15.5%              14.8%          67.3%
                                               ======       ======       ======             ======         ======


RESULTS OF OPERATIONS:    1995 TO 1994
         Net Sales.    Automotive net sales increased by 33% and mirror
shipments increased by 27%, from 1,760,000 to 2,228,000 units, primarily reflecting increased penetration on domestic and foreign vehicles for interior and exterior electrochromic NVS(R) Mirrors. Net sales of the Company's fire protection products decreased 7%, as reduced strobe shipments to a major customer that has developed its own strobe product more than offset a 12% sales increase to other customers.
         Cost of Goods Sold.    As a percentage of net sales, cost of goods
sold increased from 57% to 61%, primarily reflecting automotive customer price reductions and changes to the Company's mix of automotive mirror shipments.
         Operating Expenses.    Research and development expenses increased
approximately $1,054,000, primarily due to additional staffing for the development of interior NVS(R) Mirrors with additional features, complete mirror systems, and other potential electrochromic products. Selling, general and administrative expenses increased approximately $2,311,000, primarily as a result of higher patent litigation expenses of $4,110,000 compared with $2,600,000 in 1994. Despite the increased patent litigation costs, operating expenses decreased slightly as a percentage of net sales as the increased sales continued to outpace the increase in operating expenses.
         Other Income - Net.    Other income increased $1,271,000 in 1995,
primarily due to higher investable fund balances and higher average interest rates.
         Taxes.    The provision for federal income taxes varied from the
statutory rates in 1995, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.
         Net Income.    Net income increased by 15%, primarily reflecting the
increased sales level, partially offset by decreased margins.

RESULTS OF OPERATIONS:   1994 TO 1993
         Net Sales.    Automotive net sales increased by 55% and mirror
shipments increased by 53%, from 1,150,000 in 1993, to 1,760,000 units in 1994, primarily reflecting increased penetration on domestic and foreign vehicles for interior and exterior electrochromic NVS(R) Mirrors. Unit shipments of the Company's fire protection products increased 5% and net sales increased 8%, despite the reduction in strobe shipments to a large customer who is developing its own strobe product.
         Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
decreased from 60% to 57%, primarily reflecting the higher sales level covering fixed overhead costs in 1994 and the amortization of capitalized patent litigation costs in 1993.
         Operating Expenses. Research and development expenses increased approximately $728,000, primarily due to the development of interior NVS(R) Mirrors with additional features, complete mirror systems, and other potential electrochromic products. Selling, general and administrative expenses increased approximately $3,385,000, primarily as a result of sharply higher legal expenses related to ongoing patent litigation suits. Despite the increased patent litigation costs, operating expenses decreased from approximately 18% to 17% as a percentage of net sales as the increased sales outpaced the necessary increase in operating expenses.
         Other Income - Net.    Other income increased $806,000 in 1994,
primarily due to rising interest rates and higher investable fund balances.
         Taxes.    The provision for federal income taxes varied from the
statutory rates in 1994, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.
         Net Income.   Net income increased by 67%, primarily reflecting the
increased sales level and resulting improved margins.

LIQUIDITY AND CAPITAL RESOURCES
         The Company's financial condition throughout the periods presented has remained strong. The Company's current ratio decreased from 4.2 to 4.0, primarily as a result of the increases in Accounts Payable and Accrued Professional Fees and Income Taxes.
         The increases in Accounts Receivable and Accounts Payable as of December 31, 1995, reflects the higher sales and production levels during 1995.
         Management considers the Company's working capital of approximately $42,011,000 and long-term investments of approximately $32,146,000 at December 31, 1995, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

INFLATION, CHANGING PRICES AND OTHER
         The Company has agreed to price reductions over the life of its long-term contracts and continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering cost reductions and increases in unit sales volume. In addition, the Company continues to experience some pressure for raw material cost increases.

         The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. The BMW long-term contract is through March 31, 1999, and the long-term contract with Chrysler Corporation runs through the 1999 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 1998 Model Year.
         The total costs to defend the Company in the July 1993, October 1994, and June 1995 suits involving certain patents owned by Donnelly Corporation, will be affected by the duration and activity level, and are not determinable at this time. However, if the current activity level continues, management currently believes that patent litigation expenses will be incurred at the ongoing level of approximately $1,000,000 per quarter. Certain of these suits may be resolved or adjudicated, subject to appeal, within the next year. While management has accrued an estimate of the legal costs it expects to incur in its defense against the Donnelly patents in the reasonably foreseeable future, at this time it is unable to estimate a reasonable range of loss in the event of an unfavorable decision.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report as pages 18 through 31 following the signature page:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 1995, 1994, and 1993

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

The selected quarterly financial data for the past two years appears in the following table.


                                                         Quarterly Results of Operations
                                                      (in thousands except per share data)
------------------------------------------------------------------------------------------------------------------------
                                 First                  Second                   Third                    Fourth
                            1995       1994         1995       1994          1995      1994          1995         1994
------------------------------------------------------------------------------------------------------------------------
Net Sales                 $26,043   $21,159       $26,021    $20,709       $26,801   $23,093       $32,702     $24,802
Gross Profit               10,617     9,235        10,074      9,056        10,420     9,441        12,689      10,712
Operating Income            6,159     5,831         5,198      5,580         5,987     5,524         7,618       6,037
Net Income                  4,587     4,102         3,996      3,990         4,578     3,977         5,734       4,397
Earnings per Share        $   .27   $   .24       $   .23    $   .23       $   .27   $   .23       $   .33     $   .26
------------------------------------------------------------------------------------------------------------------------



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Compliance with Reporting Requirements" in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.
         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         (a)     1.  Financial Statements.  See Item 8.

                 2.  Financial Statement Schedules.   Not applicable.

                 3.  Exhibits.    See Exhibit Index located on page 32.

         (b) No reports on Form 8-K were filed for the three-month period ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this behalf by the undersigned thereunto duly authorized.


Dated: March 8, 1996    GENTEX CORPORATION
       --------------


                        By:  /s/ Fred Bauer
                           -----------------------------------------------------
                           Fred Bauer, Chairman and Principal Executive Officer


                        and


                             /s/ Enoch Jen
                           -----------------------------------------------------
                           Enoch Jen, Vice President, Finance and Principal Financial and Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 8th day of March, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth_La_Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.



   /s/ Fred Bauer          Director
-----------------------
Fred Bauer


   /s/ Harlan Byker        Director
-----------------------
Harlan Byker


   /s/ Mickey E. Fouts     Director
-----------------------
Mickey E. Fouts


   /s/ Kenneth La Grand    Director
-----------------------
Kenneth La Grand


   /s/ Arlyn Lanting       Director
-----------------------
Arlyn Lanting


   /s/ John Mulder         Director
-----------------------
John Mulder


                           Director
-----------------------
Ted Thompson


   /s/ Leo Weber           Director
-----------------------
Leo Weber

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Gentex Corporation:

         We have audited the accompanying consolidated balance sheets of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentex Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                         /s/ Arthur Andersen LLP

Grand Rapids, Michigan

January 24, 1996

                     GENTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1995 AND 1994



ASSETS
                                                      1995            1994
                                                      ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                       $14,115,041     $11,183,991
   Short-term investments                           20,162,189       8,146,964
   Accounts receivable, less allowance
      of $175,000 for 1995 and 1994                 14,706,156      11,086,980
   Inventories                                       5,735,519       5,303,552
   Prepaid expenses and other                        1,342,640         963,765
                                                  -------------   -------------
      Total current assets                          56,061,545      36,685,252


PLANT AND EQUIPMENT:
   Land, building and improvements                   8,975,233       8,236,978
   Machinery and equipment                          20,233,537      16,073,195
   Construction-in-process                           2,008,235       2,134,168
                                                  -------------   -------------
                                                    31,217,005      26,444,341
   Less-Accumulated depreciation
      and amortization                             (12,274,890)     (9,271,818)
                                                  -------------   -------------
                                                    18,942,115      17,172,523


OTHER ASSETS:
   Long-term investments                            32,146,422      26,282,085
   Patents and other assets, net                     2,093,439         598,918
                                                  -------------   -------------
                                                    34,239,861      26,881,003
                                                  -------------   -------------
                                                  $109,243,521     $80,738,778
                                                  =============   =============

 LIABILITIES AND SHAREHOLDERS' INVESTMENT

 CURRENT LIABILITIES:
    Accounts payable                                $5,422,658       $4,115,391
    Accrued liabilities:
         Salaries, wages and vacation                  894,125          755,383
         Professional fees                           3,985,761        3,094,823
         Taxes                                       3,009,121          421,413
         Other                                         738,402          598,616
                                                  -------------    -------------
               Total current liabilities            14,050,067        8,985,626

 DEFERRED INCOME TAXES                                 521,674          377,691

 CONTINGENCIES   (Note 8)

 SHAREHOLDERS' INVESTMENT:
     Preferred stock, no par value,
         5,000,000 shares authorized; none
         issued or outstanding                             -                -
     Common stock, par value $.06 per share;
          25,000,000 shares authorized               1,013,752          990,569
     Additional paid-in capital                     37,128,320       31,875,455
     Retained earnings                              58,305,081       39,409,938
     Deferred compensation                          (1,721,684)        (899,136)
     Unrealized loss on investments                    (44,485)             -
     Cumulative translation adjustment                  (9,204)          (1,365)
                                                  -------------    -------------
              Total shareholders' investment        94,671,780       71,375,461
                                                  -------------    -------------
                                                  $109,243,521      $80,738,778
                                                  =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                       1995             1994            1993
                                                       ----             ----            ----
NET SALES                                      $111,566,225      $89,762,349     $63,663,956

COST OF GOODS SOLD                               67,767,347       51,318,972      38,451,614
                                              --------------    -------------   -------------
       Gross profit                              43,798,878       38,443,377      25,212,342

OPERATING EXPENSES:
      Research and development                    5,957,966        4,903,887       4,175,903
      Selling, general and administrative        12,878,790       10,567,292       7,182,000
                                              --------------    -------------   -------------

          Total operating expenses               18,836,756       15,471,179      11,357,903
                                              --------------    -------------   -------------
          Operating income                       24,962,122       22,972,198      13,854,439

OTHER INCOME
      Interest and dividend income                2,863,730        1,612,354         886,967
      Other, net                                    105,291           85,465           4,354
                                              --------------    -------------   -------------
          Total other income                      2,969,021        1,697,819         891,321
                                              --------------    -------------   -------------
          Income before provision
            for federal income taxes             27,931,143       24,670,017      14,745,760

PROVISION FOR FEDERAL INCOME TAXES                9,036,000        8,204,000       4,901,000
                                              --------------    -------------   -------------
NET INCOME                                      $18,895,143      $16,466,017      $9,844,760
                                              ==============    =============   =============

EARNINGS PER SHARE                                    $1.10            $0.97           $0.59
                                              ==============    =============   =============





The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                          Common Stock           Additional
                                                   --------------------------     Paid-In         Retained
                                                     Shares          Amount       Capital         Earnings
                                                   -----------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1992                      7,938,683       $476,321   $23,034,663      $13,099,161

  Issuance of common stock and the tax benefit
    of stock plan transactions                         239,219         14,353     3,712,668                -
  Amortization of deferred compensation                      -              -             -                -
  Stock split                                        8,033,889        482,033      (482,033)               -
  Net income                                                 -              -             -        9,844,760
                                                    ----------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1993                     16,211,791        972,707    26,265,298       22,943,921

 Issuance of common stock and the tax benefit
   of stock plan transactions                          297,685         17,862     5,610,157                -
 Amortization of deferred compensation                       -              -             -                -
 Current year translation adjustment                         -              -             -                -
 Net income                                                  -              -             -       16,466,017
                                                    ----------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1994                     16,509,476        990,569    31,875,455       39,409,938

 Issuance of common stock and the tax benefit
  of stock plan transactions                           386,383         23,183     5,252,865                -
 Amortization of deferred compensation                       -              -             -                -
 Current year translation adjustment                         -              -             -                -
 Unrealized loss on investments                              -              -             -                -
 Net income                                                  -              -             -       18,895,143
                                                    ----------      ---------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1995                     16,895,859     $1,013,752   $37,128,320      $58,305,081
                                                  ============     ==========   ===========     ============

                                                                   Unrealized   Cumulative         Total
                                                    Deferred         Loss on    Translation    Shareholders'
                                                  Compensation     Ivestments  Adjustment      Investment
                                                  ------------     -----------  -----------    -------------

BALANCE AS OF DECEMBER 31, 1992                   $ (1,160,472)            $-            $-      $35,449,673

  Issuance of common stock and the tax benefit
    of stock plan transactions                               -              -             -        3,727,021
  Amortization of deferred compensation                525,590              -             -          525,590
  Stock split                                                -              -             -                -
  Net income                                                 -              -             -        9,844,760
                                                  ------------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1993                       (634,882)             -             -       49,547,044

 Issuance of common stock and the tax benefit
   of stock plan transactions                         (605,250)             -             -        5,022,769
 Amortization of deferred compensation                 340,996              -             -          340,996
 Current year translation adjustment                         -              -        (1,365)          (1,365)
 Net income                                                  -              -             -       16,466,017
                                                  ------------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1994                       (899,136)             -        (1,365)      71,375,461

 Issuance of common stock and the tax benefit
  of stock plan transactions                        (1,159,975)             -             -        4,116,073
 Amortization of deferred compensation                 337,427              -             -          337,427
 Current year translation adjustment                         -              -        (7,839)          (7,839)
 Unrealized loss on investments                              -        (44,485)            -          (44,485)
 Net income                                                  -              -             -       18,895,143
                                                  ------------     ----------   -----------     ------------

BALANCE AS OF DECEMBER 31, 1995                    $(1,721,684)      $(44,485)      $(9,204)     $94,671,780
                                                  ============     ==========   ===========     ============






The accompanying notes are an integral part of these consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                 1995              1994              1993
                                                                 ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                          $18,895,143       $16,466,017        $9,844,760
      Adjustments to reconcile net income to net
            cash provided by operating activities-
                 Depreciation and amortization              3,201,847         2,984,124         4,041,160
                 Loss (gain) on disposal of equipment          11,937           (19,770)           68,397
                 Deferred income taxes                       (142,930)          294,892        (1,230,015)
                 Amortization of deferred compensation        337,427           340,996           525,590
                 Change in assets and liabilities:
                     Accounts receivable, net              (3,619,176)       (2,160,573)       (3,418,966)
                     Inventories                             (431,967)       (1,349,411)           81,609
                     Prepaid expenses and other               (91,962)         (115,948)          219,995
                     Accounts payable                       1,307,267         1,880,630            80,627
                     Accrued liabilities                    3,757,174         1,575,304           205,274
                                                         -------------     -------------     -------------
                            Net cash provided by
                               operating activities        23,224,760        19,896,261        10,418,431
                                                         -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in Held-To-Maturity Securities
          Sales Proceeds                                      -                 242,856           -
          Maturities and Calls                             12,696,750         8,799,355         7,304,595
          Purchases                                       (30,170,062)      (23,827,197)      (17,680,175)
      Activity in Available-For-Sale Securities
          Sales Proceeds                                      -               1,295,615           114,170
          Purchases                                          (450,735)          -                 -
      Plant and equipment additions                        (4,861,930)       (6,160,481)       (3,393,383)
      Proceeds from sale of plant and equipment                 7,450            42,270             6,000
      Settlement of litigation                                -                 -               3,600,000
      Increase in other assets                             (1,631,256)         (106,987)       (2,170,846)
                                                         -------------     -------------     -------------
                            Net cash used for
                               investing activities       (24,409,783)      (19,714,569)      (12,219,639)
                                                         -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and tax benefit of
          stock plan transactions                           4,116,073         5,022,769         3,727,021
                                                         -------------     -------------     -------------
                            Net cash provided by
                               financing activities         4,116,073         5,022,769         3,727,021
                                                         -------------     -------------     -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                       2,931,050         5,204,461         1,925,813

CASH AND CASH EQUIVALENTS,
      beginning of year                                    11,183,991         5,979,530         4,053,717
                                                         -------------     -------------     -------------
CASH AND CASH EQUIVALENTS,
      end of year                                         $14,115,041       $11,183,991        $5,979,530
                                                         =============     =============     =============




The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
         The Company

         Gentex Corporation designs, develops, manufactures and markets two proprietary electro-optical product lines: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems.

          Significant accounting policies of the Company not described elsewhere are as follows:

          Consolidation

          The consolidated financial statements include the accounts of Gentex
            Corporation and all of its wholly-owned subsidiaries (together the "Company"). All significant intercompany accounts and transactions have been eliminated.

          Cash Equivalents
          Cash equivalents consist of funds invested in money market accounts.

          Investments

          Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires changes in the accounting and disclosure of certain investments. Virtually all of the Company's short-term and long-term investments are classified as "held to maturity" and are reported at amortized cost. The adoption of this statement did not have a material impact on the Company's financial statements.

          Long-term investments which mature within the next year but are intended to be reinvested in another long-term security are classified as long-term in the accompanying consolidated balance sheets.

          The amortized cost, unrealized gains and losses and market value of securities held to maturity and available for sale are shown below by their expected maturity:

                                                                       Municipal
                                              U.S. Government         Government                Other
                                              Debt Securities       Debt Securities          Investments
                                              ---------------       ---------------          -----------
        Held to Maturity:
        -----------------
        Due in one year or less:
            Amortized cost                     $11,387,800             $17,528,869            $3,994,553
            Unrealized gain                         39,136                  11,198                 4,135
            Unrealized loss                        (2,065)                (14,318)               (1,309)
            Market value                       $11,424,871             $17,525,749            $3,997,379

        Due after 1 year through 4 years:
            Amortized cost                      $5,213,878             $12,527,864            $1,249,397
            Unrealized gain                         51,965                  36,012                -
            Unrealized loss                       -                       (17,781)                 (522)
            Market value                        $5,265,843             $12,546,095            $1,248,875

        Available For Sale:
        -------------------
            Amortized cost                                                                      $474,688
            Unrealized gain                                                                        -
            Unrealized loss                                                                     (68,438)
            Market value                                                                        $406,250


                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

        As reflected in the consolidated statements of cash flows, during 1994, the Company sold approximately $243,000 of securities held to maturity. The decision to sell these securities was based on deterioration in the credit worthiness of the issuer.

        Inventories

        Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following at the respective year-ends:


                                           1995                    1994
                                           ----                    ----
            Raw materials               $ 3,294,254            $ 3,568,074
            Work-in-process                 358,206                275,183
            Finished goods                2,083,059              1,460,295
                                        -----------            -----------
                                        $ 5,735,519            $ 5,303,552
                                        ===========            ===========

        Plant and Equipment

        Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 5 to 40 years for building and improvements, and 3 to 10 years for machinery and equipment.

        The Company is constructing a new facility scheduled to be completed in 1996. The estimated cost to be incurred in 1996 for the facility is approximately $6.6 million at December 31, 1995.

        Patents

        The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,394,000 and $3,265,000 at December 31, 1995 and 1994, respectively. Patent amortization expense was approximately $129,000, $17,000, and $1,618,000 in 1995, 1994 and 1993, respectively.

        During 1993, the Company received $3,600,000 from a patent litigation settlement which was used to recover the remaining balance of capitalized patent defense costs and accrue for future litigation costs.

        Revenue Recognition

        The Company's revenue primarily is generated from sales of its products.
           Sales are recognized upon the shipment of product to customers.

        Advertising and Promotional Materials

        All advertising and promotional costs are expensed as incurred and amounted to approximately $608,000, $593,000 and $422,000 in 1995,
           1994 and 1993, respectively.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

         Repairs and Maintenance

         Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $1,041,000, $853,000 and $672,000 in 1995, 1994 and 1993, respectively.

         Self-Insurance

         The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

         Earnings Per Share

         The earnings per share are computed based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, common stock equivalents outstanding during the year. The weighted average number of shares outstanding was approximately 17,128,000 in 1995, 16,994,000 in 1994, and 16,744,000 in 1993.

         Foreign Currency Translation

         The financial position and results of operations of the Company's foreign subsidiary are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustment is recorded as a separate component of shareholders' investment.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)      LINE OF CREDIT

         The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 1995 or 1994. No compensating balances are required under this line.

(3)      FEDERAL INCOME TAXES

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(3)     FEDERAL INCOME TAXES, continued

        The components of the provision for federal income taxes are as follows:

                                                     1995                1994                1993
                                               --------------      ---------------     --------------
        Currently payable                         $9,179,000           $7,909,000        $6,131,000

        Tax over book depreciation                   194,000               51,000           183,000
        Deferred compensation                        (46,000)             232,000          (157,000)
        Patent costs                                (196,000)              60,000        (1,268,000)
        Other                                        (95,000)             (48,000)           12,000
                                                  ----------           ----------        ----------

        Net Deferred                                (143,000)             295,000        (1,230,000)
                                                  ----------           ----------        ----------
                                                  $9,036,000           $8,204,000        $4,901,000
                                                  ==========           ==========        ==========


        The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled $1,876,000, $3,340,000 and $2,060,000 in the respective years.

        The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                                    1995                1994              1993
                                                                    ----                ----              ----
        Statutory federal income tax rate                           35.0%              35.0%              35.0%
        Foreign Sales Corporation exempted income                   (1.7)              (1.2)              (0.9)
        Tax-exempt investment income                                (1.1)              (1.0)              (0.6)
        Other                                                        0.2                0.5               (0.3)
                                                                    -----              -----              -----
        Effective income tax rate                                   32.4%              33.3%              33.2%
                                                                    =====              =====              =====


        The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows:

                                                                 1995                                1994
                                                        ------------------------            -------------------------
                                                        Current      Non-Current            Current       Non-Current
                                                        -------      -----------            -------       -----------
        Assets:
           Accruals not currently deductible          $  984,030      $   87,500            $755,464       $   58,100
           Deferred compensation                            -            260,286              -               214,164
           Other                                         238,198          18,867             169,350           12,158
           Valuation allowance                             -               -                   -                 -
                                                      ----------      ----------            --------       ----------
           Total deferred tax assets                   1,222,228         366,653             924,814          284,422

        Liabilities:
           Excess tax over book depreciation                -           (780,846)             -              (583,048)
           Patent costs                                     -           (107,481)             -               (79,065)
           Other                                         (43,457)         -                  (32,956)            -
                                                      ----------      ----------            --------       ----------
           Net deferred taxes                         $1,178,771      $ (521,674)           $891,858       $ (377,691)
                                                      ==========      ==========            ========       ==========

        Income taxes paid in cash were approximately $4,926,000, $4,343,000 and $4,286,000 in 1995, 1994 and 1993, respectively.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(4)      EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 1995, 1994 and 1993, the Company's contributions were approximately $151,000, $134,000 and $94,000, respectively.

         The Company does not provide health care benefits to retired employees.


(5)      SHAREHOLDER PROTECTION RIGHTS PLAN

         In August 1991, the Company's Board of Directors adopted a Shareholder
           Protection Rights Plan (the Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

         Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $65.00, if any person or group attempts certain hostile takeover tactics toward the Company.
           Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire on August 26, 2001. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.


(6)      STOCK BENEFIT PLANS

         The Company maintains an Employee Stock Purchase Plan that provides a means for employees to purchase shares of the Company's common stock, through payroll deductions or lump sum contributions, at 85% of the market price. No amounts are charged to operations related to this plan. During 1995, 1994 and 1993, employees purchased 18,066, 16,875 and 13,815 shares, respectively, at average prices of $17.98, $20.09 and $20.06 per share, respectively. At December 31, 1995, a total of 355,399 shares were available for future purchase. As of December 31, 1995, 483 of the Company's 791 employees were eligible to participate and 194 were participating.

         The Company has incentive stock option plans covering 4,854,000 shares of common stock under which options may be granted to key employees. Options are granted at market price on the date of grant, and are exercisable within limits specified at the time of grant, but no option is exercisable more than ten years from the date of grant.
           No charges to operations are recorded with respect to the authorization, grant or exercise of these options.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(6)       STOCK BENEFIT PLANS (continued)

          A summary of incentive stock option plan information, as restated for the stock split discussed in Note 7, is as follows:

                                                                                         Shares Available
                                                     Options          Price Range          For Granting
                                                     -------          -----------          ------------
          Outstanding at December 31, 1992         1,386,790      $ 1.78  -    $11.13          314,600
            Authorized                                -              -            -          1,000,000
            Granted                                  323,050       13.13  -     33.00         (323,050)
            Exercised                               (310,610)       1.78  -      6.44            -
                                                   ---------      -------------------        ---------

          Outstanding at December 31, 1993         1,399,230        1.78  -     33.00          991,550
            Granted                                  274,850       21.00  -     25.50         (274,850)
            Exercised                               (218,810)       2.14  -     11.13             -
            Cancelled                                   (500)      22.75  -     22.75              500
                                                   ---------      -------------------        ---------

          Outstanding at December 31, 1994         1,454,770        1.78  -     33.00          717,200
            Authorized                                  -             -           -          1,604,000
            Granted                                  321,050       19.25  -     24.25         (321,050)
            Exercised                               (317,530)       1.78  -     22.75               -
            Cancelled                                 (9,000)      10.31  -     26.88            9,000
                                                   ---------      -------------------        ---------
          Outstanding at December 31, 1995         1,449,290       $2.53  -    $33.00        2,009,150
                                                   =========      ===================        =========


          At December 31, 1995, options covering 602,145 shares were exercisable.

          The Company has a restricted stock plan covering 400,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 1995 and 1994, 50,800 shares and 24,000 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $19.50 to $23.88 in 1995, and $22.38 to $25.63 in 1994. During 1993, no shares were granted under this plan. The related expense is reflected as deferred compensation in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

          The Company has a non-employee directors stock option plan covering
            500,000 shares of common stock for the purpose of attracting and retaining qualified outside directors. Under this plan, directors who are not employees of the Company are granted options to acquire 5,000 shares of the Company's common stock at the time of their election to the Board and an additional option of 5,000 shares on each anniversary date of their election. Options are granted at the market price at the time of grant and are exercisable for ten years from the date of grant. No charges to operations are recorded with respect to authorization, grant or exercise of these options.
            During 1995, 1994 and 1993, options for 20,000, 20,000 and 40,000 shares were granted at the then market prices of $19.75, $27.00 and $17.63, respectively. At December 31, 1995, options for 132,000 shares were exercisable and 276,000 shares were available for future granting.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(7)       STOCK SPLIT

          On May 13, 1993, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record on May 28, 1993. The stock split increased the number of shares of common stock then outstanding from 8,033,889 to 16,067,778. Earnings per share and all share data have been restated in all prior periods to reflect this stock split.

(8)       CONTINGENCIES

          The Company owns four U.S. Patents for automatic mirrors and electrochromic devices that were the subject of patent infringement claims asserted against Donnelly Corporation ("Donnelly") during 1990 to 1993. All of those claims have either been adjudicated or were resolved in a settlement in May 1993. Gentex received $3.6 million in damages and settlement fees.

          Despite the May 1993 settlement agreement, in November 1993, Donnelly requested that the U.S. Patent and Trademark Office (USPTO) re-examine certain claims it had granted to Gentex in the Company's U.S. Patent No. 5,128,799. The USPTO agreed to do so, which is not unusual. In November 1995, the USPTO confirmed the patentability of a number of the claims, including some of the claims that Donnelly had been found to infringe in the 1992 suit. That re-examination is proceeding as to the other claims.

          The Company also is involved in other litigation which Donnelly initiated in July 1993 with respect to four Donnelly patents. Three of those patents are directed to lights in rearview mirrors ("lighted mirror patents"), and the fourth patent is directed to a rearview mirror with a "dark or color-matched seal" ("dark seal patent"). Two of the three lighted mirror patents were found to be invalid by the Court when it granted the Company's motion for summary judgment on those patents, which Donnelly has appealed. The third lighted mirror patent was dismissed without prejudice. The Company's renewed motion for summary judgment of invalidity on the dark seal patent was denied on February 9, 1996. This case is scheduled for a jury trial beginning April 1, 1996.

          Donnelly also initiated another suit against the Company in October
            1994 for alleged infringement of two Donnelly patents directed to electrochromic solutions and electrochromic rearview mirrors that contain a certain ultraviolet stabilizer. Donnelly subsequently alleged infringement of a third patent directed broadly to an electrochromic device with an ultraviolet stabilizer. The Company answered both complaints, denying infringement of all three Donnelly patents, and asserting that each patent is invalid and unenforceable. This case is in the early stages of discovery, and no trial date has been set.

          The Company filed a complaint against Donnelly in June 1995, seeking a declaratory judgment that three Donnelly patents are invalid and not infringed by the Company. Two of those patents are directed to electrochromic rearview mirrors having an optical display, such as a compass readout, and the third is directed to electrochromic mirrors made from a certain type of float glass with an "anti-iridescence" coating. Donnelly answered the complaint, denying its patents are invalid, counterclaiming for infringement of one compass patent and the float glass patent, and asserting that the Court does not have jurisdiction over the second compass patent, because there is no case or controversy over that patent.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

       (8)    CONTINGENCIES (continued)

              In October 1995, the Court ordered that all discovery related to this case shall concentrate on the issue of the invalidity of the patents in suit and on the issue of the Court's jurisdiction. In October 1995, the Company made a motion for summary judgment of invalidity of Donnelly's two compass mirror patents, and in December 1995, the Company made a motion for summary judgment of invalidity of Donnelly's float glass patent. An oral argument on those motions is scheduled for April 24, 1996. This suit is still in the discovery stage, and no trial date has been scheduled.

              The patent infringement suit filed against the Company in February 1994 by C-D Marketing, Ltd. was settled during 1995. As part of the settlement, the Company purchased all of C-D Marketing's worldwide patent rights, many of which relate to certain types of electro-optic devices.

              As described above, certain of these litigation matters (in particular, the dark seal patent jury trial) may be resolved or adjudicated, subject to appeal, within the next year. While management has accrued an estimate of the legal costs it expects to incur in its defense against the Donnelly patents in the reasonably foreseeable future, at this time it is unable to estimate a reasonable range of loss in the event of an unfavorable decision.

              Management believes that it has meritorious defenses to Donnelly's claims for infringement of all of these patents. However, as with most litigation, it is difficult to predict with any degree of certainty whether those defenses will or will not prevail. In any event, management believes that the outcome will not have a material adverse effect on the Company's financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(9)       SEGMENT REPORTING

          The Company operates in two reportable business segments: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. Corporate assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Information by business segment and geographic area is as follows:

                                                   1995                      1994                 1993
                                                   ----                      ----                 ----
          Revenue:
            Automotive Products
              U.S.                               $65,853,000              $51,548,000           $35,962,000
              Europe                              14,693,000                8,717,000             4,731,000
              Other                               13,751,000               10,732,000             5,015,000
                                                ------------             ------------          ------------
                                                 $94,297,000              $70,997,000           $45,708,000

            Fire Protection Products             $17,269,000              $18,533,000           $17,181,000

          Operating Income:
            Automotive                           $21,600,000              $18,286,000            $8,250,000
            Fire Protection Products               3,362,000                4,704,000             5,527,000

          Identifiable Assets:
            Automotive Products                  $37,268,000              $29,617,000           $22,666,000
            Fire Protection Products               3,960,000                4,239,000             4,089,000

          Depreciation & Amortization:
            Automotive                          $  2,793,000             $  2,529,000          $  3,795,000
            Fire Protection                          247,000                  222,000               162,000

          Capital Expenditures:
            Automotive                          $  4,721,000             $  4,910,000          $  3,205,000
            Fire Protection                          199,000                  329,000               166,000


           During the years presented, the Company had three automotive customers which individually accounted for 10% or more of net sales as follows:

                                                              Customer
                                                -------------------------------------
                                                #1               #2                #3
                                                --               --                --
                          1995                  38%              14%              13%
                          1994                  33%              16%              16%
                          1993                  31%              17%              14%


                                 EXHIBIT INDEX




EXHIBIT NO.                                   DESCRIPTION                                                                    PAGE
-----------                                   -----------                                                                    ----
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

3(a)(2)          Amendment to Articles of Incorporation, adopted on May 12, 1994, was filed as Exhibit 3(a)(2) to
                 Registrant's Report on Form 10-Q dated April 28, 1995, and the same is incorporated herein by reference.

3(b)             Registrant's Bylaws as amended and restated August 18, 1995, were filed as Exhibit 3(b) to Registrant's
                 Report on Form 10-Q dated November 1, 1995, and the same is incorporated herein by reference.

4(a)             A specimen form of certificate for the Registrant's common stock, par value $.06 per share, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 3(a), as amended by
                 Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

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

4(b)(1)          First Amendment to Shareholder Protection Rights Agreement, effective April 1, 1994, was filed as
                 Exhibit 4(b)(1) to Registrant's Report on Form 10-Q dated April 29, 1994, and the same is hereby incorporated herein by reference.

10(a)(1)         A Lease dated August 15, 1981 was filed as part of a Registration Statement (Registration Number
                 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)         A First Amendment to Lease dated June 28, 1985 was filed as Exhibit 10(m) to Registrant's Report on
                 Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)        Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective May 11, 1995) was filed as Exhibit 10(b)(1) to Registrant's Report on Form 10-Q dated August 1, 1995, and the same is hereby incorporated herein by reference.

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

                                 EXHIBIT INDEX



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

21               List of Company Subsidiaries                                                                       34

23               Consent of Independent Public Accountants                                                          35

27               Financial Data Schedule



* Indicates a compensatory plan or arrangement.