Form 10-Q
period 1996-03-31
GENTEX CORP
filed 1996-04-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
       ___________



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


- --------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes__x__            No_____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
            Yes_____            No_____

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
               Class                          at April 16, 1996
               -----                          ------------------
    Common Stock, $0.06 Par Value                17,082,982




                        Exhibit Index located at page  9

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                     GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    At March 31, 1996 and December 31, 1995



                                           ASSETS

                                                            March 31, 1996         December 31, 1995
                                                            --------------         -----------------
CURRENT ASSETS
   Cash and cash equivalents                                    $13,676,787              $14,115,041
   Short term investments                                        22,894,463               20,162,189
   Accounts receivable, net                                      16,432,759               14,706,156
   Inventories                                                    6,350,404                5,735,519
   Prepaid expenses and other                                       621,891                1,342,640
                                                              -------------            -------------

      Total current assets                                       59,976,304               56,061,545

PLANT AND EQUIPMENT - NET                                        22,363,104               18,942,115

OTHER ASSETS
   Long-term investments                                         35,076,554               32,146,422
   Patents and other assets, net                                  2,161,078                2,093,439
                                                              -------------            -------------

      Total other assets                                         37,237,632               34,239,861
                                                              -------------            -------------

Total assets                                                   $119,577,040             $109,243,521
                                                              =============            =============


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


CURRENT LIABILITIES
   Accounts payable                                              $7,216,185               $5,422,658
   Accrued liabilities                                           10,717,496                8,627,409
                                                              -------------            -------------

      Total current liabilities                                  17,933,681               14,050,067

DEFERRED INCOME TAXES                                             1,097,140                  521,674

SHAREHOLDERS' INVESTMENT
   Common stock                                                   1,024,979                1,013,752
   Additional paid-in capital                                    39,456,190               37,128,320
   Other shareholder's equity                                    60,065,050               56,529,708
                                                              -------------            -------------

      Total shareholders' investment                            100,546,219               94,671,780
                                                              -------------            -------------

Total liabilities and
   shareholders' investment                                    $119,577,040             $109,243,521
                                                              =============            =============




     See accompanying notes to condensed consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             For the Three Months Ended March 31, 1996 and 1995



                                                 1996            1995
                                              -----------     -----------
NET SALES                                     $35,908,083     $26,042,968

COST OF GOODS SOLD                             22,377,952      15,426,405
                                              -----------     -----------


      Gross profit                             13,530,131      10,616,563


OPERATING EXPENSES:
   Research and development                     1,727,234       1,388,550
   Selling, general
      & administrative                          3,642,004       3,068,884
   Patent settlement                            4,000,000               0
                                              -----------     -----------

      Total operating expenses                  9,369,238       4,457,434
                                              -----------     -----------

      Income from operations                    4,160,893       6,159,129


OTHER INCOME
   Interest and dividend income                   815,275         627,217
   Other, net                                      17,481          61,836
                                              -----------     -----------

      Total other income                          832,756         689,053
                                              -----------     -----------

      Income before provision
         for federal income taxes               4,993,649       6,848,182

PROVISION FOR FEDERAL INCOME TAXES              1,648,000       2,261,000
                                              -----------     -----------


NET INCOME                                     $3,345,649      $4,587,182
                                              ===========     ===========

EARNINGS PER SHARE                                  $0.19           $0.27


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                       17,380,981      17,057,610



   See accompanying notes to condensed consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Three Months Ended March 31, 1996 and 1995



                                                               1996              1995
                                                           ------------      ------------
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                        $3,345,649        $4,587,182
           Adjustments to reconcile net income to net
              cash provided by operating activities-
                 Depreciation and amortization                  989,598           764,609
                 Gain on disposal of equipment                        0            (5,000)
                 Deferred income taxes                        1,362,768            78,160
                 Amortization of deferred compensation          115,510            74,477
                 Change in assets and liabilities:
                    Accounts receivable, net                 (1,726,603)           91,069
                    Inventories                                (614,885)          171,487
                    Prepaid expenses and other                  (66,553)          148,656
                    Accounts payable                          1,793,527            25,577
                    Accrued liabilities                       2,090,087         2,146,234
                                                           ------------      ------------
                Net cash provided by
                   operating activities                       7,289,098         8,082,451
                                                           ------------      ------------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase in short-term investments                (2,732,274)       (4,187,898)
           Plant and equipment additions                     (4,363,901)       (1,012,232)
           Proceeds from sale of plant and equipment                  0             5,000
           Decrease (Increase) in long-term investments      (2,954,245)        1,477,025
           Increase in other assets                             (99,591)          (23,669)
                                                           ------------      ------------
                Net cash used for
                   investing activities                     (10,150,011)       (3,741,774)
                                                           ------------      ------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock and tax benefit of
             stock plan transactions                          2,422,659         1,445,095
                                                           ------------      ------------
                Net cash provided by
                   financing activities                       2,422,659         1,445,095
                                                           ------------      ------------


        NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                    (438,254)        5,785,772

        CASH AND CASH EQUIVALENTS,
           beginning of period                               14,115,041        11,183,991
                                                           ------------      ------------

        CASH AND CASH EQUIVALENTS,
           end of period                                    $13,676,787       $16,969,763
                                                           ============      ============


    See accompanying notes to condensed consolidated financial statements

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1995 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter end:


                                March 31, 1996  December 31, 1995
                                --------------  -----------------
               Raw materials        $4,111,638         $3,294,254
               Work-in-process         358,206            358,206
               Finished goods        1,880,560          2,083,059
                                    ----------         ----------
                                    $6,350,404         $5,735,519
                                    ==========         ==========


(4) The Company has been involved in patent litigation with Donnelly Corporation since 1990 concerning a number of patents relating to electrochromic mirrors owned by the Company and Donnelly.

     During the quarter, the Company reached a settlement agreement with Donnelly to resolve the patent litigation pending between the two companies. Under the agreement:

         The companies have cross-licensed certain patents (for the life of the patents) that each company may practice within its own "core" electrochromic technology area.

         The Company will pay Donnelly $6 million (plus a $200,000 contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all of Donnelly's patent infringement claims.

         The companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

     The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in connection with the settlement of its patent litigation with Donnelly.

                              GENTEX  CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        FIRST  QUARTER  1996  VERSUS  FIRST QUARTER  1995

        Net Sales. Net sales for the first quarter of 1996 increased by approximately $9,865,000, or 38%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 43% as automatic mirror unit shipments increased from approximately 518,000 in the first quarter of 1995 to 720,000 in the current quarter. This increase primarily reflected increased penetration on domestic and foreign 1996 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products increased 11%, as shipments to other customers offset reduced shipments of its strobe warning light to a major customer that has developed its own strobe product.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 59% in the first quarter of 1995 to 62% for the comparable period in 1996. This increased percentage primarily reflects automotive customer price reductions for the 1996 model year, as well as changes in the Company's product mix of automotive mirror shipments.

        Operating Expenses. Research and development expenses increased approximately $339,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing and contractual services. Selling, general and administrative expenses increased approximately $573,000, but decreased from 12% to 10% of net sales, when compared with the first quarter of 1995. This increased expense primarily reflected higher patent litigation legal expense accruals of $1,200,000, compared to $900,000 last year. During the first quarter of 1996, the Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in connection with the settlement of its patent litigation with Donnelly Corporation.

        Other Income - Net.   Investment income increased by approximately
        $188,000 when compared with the first quarter of 1995, primarily due to the higher investable fund balances and higher interest rates.


        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $77,119,000 at March 31, 1996, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future, including the payment of $6,000,000 in April 1996 to settle all outstanding patent litigation with Donnelly Corporation.

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

PART II.     OTHER INFORMATION


  Item 1.    Legal Proceedings

             During the quarter, the Company reached a settlement agreement with Donnelly Corporation to resolve all patent litigation pending between the two companies. See footnote (4) to the Condensed Consolidated Financial Statements on Page 5 of this report.


  Item 6.    Exhibits and Reports on Form 8-K

  (a)        See Exhibit Index on Page 9.

  (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 GENTEX CORPORATION





 Date  04/30/96                    /s/ Fred T. Bauer
      -----------                -----------------------------------
                                 Fred T. Bauer
                                 Chairman and Chief
                                 Executive Officer




 Date  04/30/96                    /s/ Enoch C. Jen
      -----------                -----------------------------------
                                 Enoch C. Jen
                                 Vice President-Finance,
                                 Principal Financial and
                                 Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                                        PAGE
- -----------                       -----------                                        ----
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

3(b) Registrant's Bylaws as amended and restated August 18, 1995 were filed as Exhibit 3(b) to Registrant's Report on Form 10-Q dated
           November 1, 1995, and the same is incororated herein by reference.

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



EXHIBIT NO.                       DESCRIPTION                                        PAGE
- -----------                       -----------                                        ----

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

27         Financial Data Schedule




                     -------------------------------------------------









*    Indicates a compensatory plan or arrangement.