Form 10-Q
period 1996-06-30
GENTEX CORP
filed 1996-07-31
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                           -------------
       --------------


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

           Yes     x            No
              -----------          -----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
           Yes                  No
              -----------          -----------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
               Class                          at July 16, 1996
               -----------------------------  ------------------
               Common Stock, $0.06 Par Value  34,498,244




                       Exhibit Index located at page 10

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 1996 and December 31, 1995



                                     ASSETS

                                                   June 30, 1996        December 31, 1995
                                                   -------------        -----------------
CURRENT ASSETS
   Cash and cash equivalents                         $ 20,205,685           $ 14,115,041
   Short term investments                              18,143,041             20,162,189
   Accounts receivable, net                            17,592,916             14,706,156
   Inventories                                          6,577,947              5,735,519
   Prepaid expenses and other                             684,038              1,342,640
                                                     ------------           ------------

      Total current assets                             63,203,627             56,061,545

PLANT AND EQUIPMENT - NET                              26,509,856             18,942,115

OTHER ASSETS
   Long-term investments                               36,063,852             32,146,422
   Patents and other assets, net                        2,148,366              2,093,439
                                                     ------------           ------------

      Total other assets                               38,212,218             34,239,861
                                                     ------------           ------------
Total assets                                         $127,925,701           $109,243,521
                                                     ============           ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                  $ 10,172,189           $  5,422,658
   Accrued liabilities                                  5,718,662              8,627,409
                                                     ------------           ------------

      Total current liabilities                        15,890,851             14,050,067

DEFERRED INCOME TAXES                                   1,057,493                521,674

SHAREHOLDERS' INVESTMENT
   Common stock                                         2,069,895              1,013,752
   Additional paid-in capital                          42,021,136             37,128,320
   Other shareholder's equity                          66,886,326             56,529,708
                                                     ------------           ------------

      Total shareholders' investment                  110,977,357             94,671,780
                                                     ------------           ------------
Total liabilities and
   shareholders' investment                          $127,925,701           $109,243,521
                                                     ============           ============



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended                Six Months Ended
                                                        June 30                          June 30
                                               --------------------------       ---------------------------
                                                  1996           1995              1996            1995
                                               -----------    -----------       -----------     -----------
NET SALES                                      $38,672,711    $26,020,719       $74,580,794     $52,063,687

COST OF GOODS SOLD                              24,181,145     15,947,030        46,559,097      31,373,435
                                               --------------------------       ---------------------------

      Gross profit                              14,491,566     10,073,689        28,021,697      20,690,252


OPERATING EXPENSES:
   Research and development                      1,907,698      1,530,822         3,634,932       2,919,372
   Selling, general
      & administrative                           2,728,007      3,344,416         6,370,011       6,413,300
   Patent settlement                                     0              0         4,000,000               0
                                               --------------------------       ---------------------------
      Total operating expenses                   4,635,705      4,875,238        14,004,943       9,332,672
                                               --------------------------       ---------------------------
      Income from operations                     9,855,861      5,198,451        14,016,754      11,357,580


OTHER INCOME (EXPENSE)
   Interest and dividend income                    768,705        686,720         1,583,980       1,313,937
   Other, net                                         (282)        (9,735)           17,199          52,101
                                               --------------------------       ---------------------------
      Total other income                           768,423        676,985         1,601,179       1,366,038
                                               --------------------------       ---------------------------
      Income before provision
         for federal income taxes               10,624,284      5,875,436        15,617,933      12,723,618

PROVISION FOR FEDERAL INCOME TAXES               3,400,000      1,879,000         5,048,000       4,140,000
                                               --------------------------       ---------------------------

NET INCOME                                     $ 7,224,284    $ 3,996,436       $10,569,933     $ 8,583,618
                                               ==========================       ===========================

EARNINGS PER SHARE                                   $0.20          $0.12             $0.30           $0.25


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                        35,606,575     34,164,904        35,214,307      34,149,390



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1996 and 1995



                                                                                  1996             1995
                                                                              -----------      -----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                                         $10,569,933      $ 8,583,618
           Adjustments to reconcile net income to net
              cash provided by operating activities-
                 Depreciation and amortization                                  1,990,480        1,588,834
                 Gain on disposal of equipment                                        (81)          (9,040)
                 Deferred income taxes                                          1,372,259          655,379
                 Amortization of deferred compensation                            235,200          147,299
                 Change in assets and liabilities:
                    Accounts receivable, net                                   (2,886,760)      (1,096,358)
                    Inventories                                                  (842,428)         (21,646)
                    Prepaid expenses and other                                   (177,838)        (124,168)
                    Accounts payable                                            4,749,531        1,804,420
                    Accrued liabilities                                        (2,908,747)         211,388
                                                                              -----------      -----------
                Net cash provided by
                   operating activities                                        12,101,549       11,739,726
                                                                              -----------      -----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Decrease (Increase) in short-term investments                        2,019,148       (7,536,507)
           Plant and equipment additions                                       (9,465,242)      (2,279,044)
           Proceeds from sale of plant and equipment                                  627            5,000
           Decrease (Increase) in long-term investments                        (3,817,935)       2,212,415
           Increase in other assets                                              (136,024)      (1,548,403)
                                                                              -----------      -----------
                Net cash used for
                   investing activities                                       (11,399,426)      (9,146,539)
                                                                              -----------      -----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock and tax benefit of
             stock plan transactions                                            5,388,521        2,521,511
                                                                              -----------      -----------
                Net cash provided by
                   financing activities                                         5,388,521        2,521,511
                                                                              -----------      -----------

        NET INCREASE IN CASH AND
           CASH EQUIVALENTS                                                     6,090,644        5,114,698

        CASH AND CASH EQUIVALENTS,
           beginning of period                                                 14,115,041       11,183,991
                                                                              -----------      -----------
        CASH AND CASH EQUIVALENTS,
           end of period                                                      $20,205,685      $16,298,689
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1996, and December 31, 1995, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter end:


                                June 30, 1996  December 31, 1995
                                -------------  -----------------
        Raw materials              $3,503,079      $3,294,254
        Work-in-process               362,985         358,206
        Finished goods              2,711,883       2,083,059
                                   ----------      ----------
                                   $6,577,947      $5,735,519
                                   ==========      ==========


(4) All earnings per share amounts and weighted daily average of shares of common stock outstanding have been restated, to reflect the two-for-one stock split effected in the form of a 100 percent common stock dividend issued to shareholders on June 24, 1996.

(5) The Company has been involved in patent litigation with Donnelly Corporation since 1990 concerning a number of patents relating to electrochromic mirrors owned by the Company and Donnelly.

     During the first quarter, the Company reached a settlement agreement with Donnelly to resolve all of the patent litigation between the two companies. Under the agreement:

         The companies have cross-licensed certain patents (for the life of the patents) that each company may practice within its own "core" electrochromic technology area.

         The Company paid Donnelly $6 million in April 1996 (plus a $200,000 contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all of Donnelly's patent infringement claims.

         The companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

     The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) during the first quarter in connection with the settlement of its patent litigation with Donnelly.

                     GENTEX  CORPORATION  AND  SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        SECOND QUARTER  1996  VERSUS  SECOND QUARTER  1995

        Net Sales. Net sales for the second quarter of 1996 increased by approximately $12,652,000, or 49%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by 56% as automatic mirror unit shipments increased from approximately 506,000 in the second quarter of 1995 to 811,000 in the current quarter. This increase primarily reflected increased penetration on domestic and foreign 1996 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products increased 14%, primarily due to increased sales of its AC/DC smoke detectors and strobe related products.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 61% in the first quarter of 1995 to 63% for the comparable period in 1996. This increased percentage primarily reflects automotive customer price reductions for the 1996 model year, as well as changes in the Company's product mix of automotive mirror shipments.

        Operating Expenses. Research and development expenses increased approximately $377,000, but decreased from 6% to 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing. Selling, general and administrative expenses decreased approximately $616,000, and decreased from 13% to 7% of net sales, when compared with the second quarter of 1995. This decreased expense primarily reflected lower patent litigation legal expense accruals of $300,000, compared to $1,200,000 last year.

        Other Income - Net.   Investment income increased by approximately
        $82,000 when compared with the second quarter of 1995, primarily due to the higher investable fund balances and higher interest rates.

        SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

        Net Sales. Net sales for the six months ended June 30, 1996, increased by approximately $22,517,000, or 43%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 1,025,000 in the first six months of 1995 to 1,531,000 in first six months of 1996. This increase primarily reflected increased penetration on domestic and foreign 1996 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products increased 13%, as increased sales to other customers offset reduced shipments of its strobe warning light to a major customer that has developed its own strobe product.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 60% in the first six months of 1995 to 62% for the comparable period in 1996. This increased percentage primarily reflects automotive customer price reductions for the 1996 model year and changes to the Company's product mix of automotive mirror shipments.

        Operating Expenses.   For the six months ended June 30, 1996, research
        and development expenses increased approximately $716,000, but decreased from 6% to 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing. Selling, general and administrative expenses decreased approximately $43,000, and decreased from 12% to 9% of net sales, when compared with the first six months of 1995. This decreased expense primarily reflected higher selling expenses associated with the sales growth, offset by lower patent litigation accruals of $1,500,000, compared to $2,100,000 last year, as a result of the patent litigation settlement at the end of the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

        SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995 (CONT.)

        Other Income - Net.   Other income for the six months ended June 30,
        1996, increased by approximately $270,000 as compared to the first six months of 1995, primarily due to the higher investable fund balances and higher interest rates.


        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $83,377,000 at June 30, 1996, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.


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

PART II.     OTHER INFORMATION


    Item 4.     Submission of Matters to a Vote of Security Holders

                The annual meeting of the shareholders of the Company was held on May 9, 1996, at which:

                (i) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes:

                                         Arlyn Lanting   Kenneth La Grand   Ted Thompson
                     For                  14,369,343        14,370,543       14,371,518
                     Against                       -                 -                -
                     Withheld                500,694           499,494          498,519
                     Broker Non-Votes              -                 -                -


                     The terms of office for incumbent Directors Fred Bauer, Harlan Byker, Mickey E Fouts, John Mulder and Leo Weber, continued after the meeting.

                (ii) A proposal to amend the Articles of Incorporation to
                     increase the authorized shares of common stock was approved by the following vote:

                     For                         13,489,554
                     Against                      1,329,350
                     Abstain                         51,133
                     Broker Non-Votes                     -


    Item 6.     Exhibits and Reports on Form 8-K


    (a)         See Exhibit Index on Page 10.

    (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GENTEX CORPORATION




Date    07/31/96                           /s/  Fred T. Bauer
     ----------------                   ------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer




Date    07/31/96                           /s/  Enoch C. Jen
     ----------------                   ------------------------------------
                                        Enoch C. Jen
                                        Vice President-Finance,
                                        Principal Financial and
                                        Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION                                     PAGE
- -----------                             -----------                                     ----
3(a)(1)         Registrant's Articles of Incorporation were filed in 1981 as
                Exhibit 2(a) to a Registration Statement on Form S-18
                (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August
                of 1985, an additional Amendment to those Articles was filed as
                Exhibit 3(a)(i) to Registrant's Report on Form 10-Q in August of
                1987, and an additional Amendment to those Articles was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March
                10, 1992, all of which are hereby incorporated herein by
                reference.

3(a)(2)         Amendment to Articles of Incorporation, adopted on May 9,
                1996.                                                                   12

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

27              Financial Data Schedule










                    --------------------------------------






*    Indicates a compensatory plan or arrangement.