Form 10-Q
period 1996-09-30
GENTEX CORP
filed 1996-10-29
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _______


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

           Yes __x__    No ______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
           Yes _____    No ______

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
               Class                          at October 15, 1996
   -----------------------------              -------------------
   Common Stock, $0.06 Par Value                  34,657,453




                       Exhibit Index located at page  10

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  At September 30, 1996 and December 31, 1995



                                           ASSETS
                                                         September 30, 1996   December 31, 1995
                                                         ------------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                              $ 21,845,661         $ 14,115,041
   Short term investments                                   15,742,822           20,162,189
   Accounts receivable, net                                 18,616,203           14,706,156
   Inventories                                               6,449,417            5,735,519
   Prepaid expenses and other                                  497,127            1,342,640
                                                          ------------         ------------
      Total current assets                                  63,151,230           56,061,545

PLANT AND EQUIPMENT - NET                                   29,112,913           18,942,115

OTHER ASSETS
   Long-term investments                                    39,235,585           32,146,422
   Patents and other assets, net                             2,172,311            2,093,439
                                                          ------------         ------------

      Total other assets                                    41,407,896           34,239,861
                                                          ------------         ------------

Total assets                                              $133,672,039         $109,243,521
                                                          ============         ============



           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                       $  7,753,777         $  5,422,658
                                                          ------------         ------------
   Accrued liabilities                                       5,254,849            8,627,409

      Total current liabilities                             13,008,626           14,050,067

DEFERRED INCOME TAXES                                        1,086,252              521,674

SHAREHOLDERS' INVESTMENT
   Common stock                                              2,079,447            1,013,752
   Additional paid-in capital                               44,212,969           37,128,320
   Other shareholders' equity                               73,284,745           56,529,708
                                                          ------------         ------------

      Total shareholders' investment                       119,577,161           94,671,780
                                                          ------------         ------------

Total liabilities and
   shareholders' investment                               $133,672,039         $109,243,521
                                                          ============         ============



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended                             Nine Months Ended
                                                        September 30                                 September 30
                                                   --------------------------                  ---------------------------
                                                     1996           1995                          1996           1995
                                                   -----------    -----------                  ------------   ------------
NET SALES                                          $36,797,757    $26,800,804                  $111,378,551    $78,864,491

COST OF GOODS SOLD                                  23,748,882     16,381,157                    70,307,979     47,754,591
                                                   -----------    -----------                  ------------    -----------

      Gross profit                                  13,048,875     10,419,647                    41,070,572     31,109,900


OPERATING EXPENSES:
   Research and development                          1,941,823      1,433,673                     5,576,755      4,353,045
   Selling, general
      & administrative                               2,655,266      2,998,945                     9,025,277      9,412,245
   Patent Settlement                                         0              0                     4,000,000              0
                                                   -----------    -----------                  ------------    -----------

      Total operating expenses                       4,597,089      4,432,618                    18,602,032     13,765,290
                                                   -----------    -----------                  ------------    -----------

      Income from operations                         8,451,786      5,987,029                    22,468,540     17,344,610


OTHER INCOME (EXPENSE)
   Interest, net                                       855,951        743,323                     2,439,932      2,057,260
   Other                                                73,432          8,309                        90,631         60,410
                                                   -----------    -----------                  ------------    -----------

      Total other income                               929,383        751,632                     2,530,563      2,117,670
                                                   -----------    -----------                  ------------    -----------

      Income before provision
         for federal income taxes                    9,381,169      6,738,661                    24,999,103     19,462,280

PROVISION FOR FEDERAL INCOME TAXES                   3,048,000      2,161,000                     8,096,000      6,301,000
                                                   -----------    -----------                  ------------    -----------


NET INCOME                                         $ 6,333,169    $ 4,577,661                  $ 16,903,103    $13,161,280
                                                   ===========    ===========                  ============    ===========


EARNINGS PER SHARE                                       $0.18          $0.13                         $0.48          $0.38


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                            35,772,083     34,418,368                    35,425,510     34,225,748


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1996 and 1995



                                                                     1996              1995
                                                                  -----------       -----------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                            $16,903,103       $13,161,280
            Adjustments to reconcile net income to net
               cash provided by operating activities-
                  Depreciation and amortization                     3,071,615         2,370,799
                  Gain on disposal of equipment                           (81)           (8,107)
                  Deferred income taxes                             1,338,610           522,199
                  Amortization of deferred compensation               387,786           224,997
                  Change in assets and liabilities:
                     Accounts receivable, net                      (3,910,047)       (3,107,619)
                     Inventories                                     (713,898)         (459,745)
                     Prepaid expenses and other                        28,942           (52,496)
                     Accounts payable                               2,331,119           923,107
                     Accrued liabilities                           (3,372,560)        2,150,875
                                                                  -----------       -----------
                  Net cash provided by
                     operating activities                          16,064,589        15,725,290
                                                                  -----------       -----------

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease (Increase) in short-term investments           4,419,367       (11,197,672)
            Plant and equipment additions                         (13,103,753)       (3,190,567)
            Proceeds from sale of plant and equipment                     627             5,000
            Increase in long-term investments                      (6,967,622)       (2,131,974)
            Increase in other assets                                 (206,870)       (1,577,879)
                                                                  -----------       -----------
                  Net cash used for
                     investing activities                         (15,858,251)      (18,093,092)
                                                                  -----------       -----------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Issuance of common stock and tax benefit of
              stock plan transactions                               7,524,282         3,640,456
                                                                  -----------       -----------
                  Net cash provided by
                     financing activities                           7,524,282         3,640,456
                                                                  -----------       -----------


         NET INCREASE IN CASH AND
            CASH EQUIVALENTS                                        7,730,620         1,272,654

         CASH AND CASH EQUIVALENTS,
            beginning of period                                    14,115,041        11,183,991
                                                                  -----------       -----------

         CASH AND CASH EQUIVALENTS,
            end of period                                         $21,845,661       $12,456,645
                                                                  ===========       ===========



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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1996, and December 31, 1995, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter ends:


                                 September 30, 1996   December 31, 1995
                                 ------------------   -----------------
             Raw materials            $4,084,460         $3,294,254
             Work-in-process             362,985            358,206
             Finished goods            2,001,972          2,083,059
                                      ----------         ----------
                                      $6,449,417         $5,735,519
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

                     GENTEX  CORPORATION  AND  SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        THIRD QUARTER  1996  VERSUS  THIRD QUARTER  1995

        Net Sales. Net sales for the third quarter of 1996 increased by approximately $9,997,000, or 37%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 41% as automatic mirror unit shipments increased from approximately 543,000 in the third quarter of 1995 to 740,000 in the current quarter. This increase reflected increased penetration on domestic and foreign 1997 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products increased 18%, primarily due to increased sales of its remote horns, remote horns with strobes, and AC/DC smoke detectors.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 61% in the third quarter of 1995 to 65% for the comparable period in 1996. This increased percentage primarily reflects start-up costs associated with a new mirror manufacturing facility, installation of a highly automated manufacturing line for a second-generation compass mirror product, reorganization of the Company's exterior manufacturing area to accommodate a manufacturing line for its new aspheric exterior mirror products, automotive customer price reductions for the 1997 model year, and changes in the Company's automotive mirror shipment product mix.

        Operating Expenses. Research and development expenses increased approximately $508,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including aspheric mirrors, the second-generation compass mirror, thin glass exterior mirrors and mirrors with other electronic features. Selling, general and administrative expenses decreased approximately $344,000, and decreased from 11% to 7% of net sales, when compared with the third quarter of 1995. This decreased expense primarily reflected lower patent litigation legal expense accruals of $30,000, compared to $950,000 last year.

        Other Income - Net.   Investment income increased by approximately
        $113,000 when compared with the third quarter of 1995, primarily due to the higher investable fund balances.


        NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

        Net Sales. Net sales for the nine months ended September 30, 1996, increased by approximately $32,514,000, or 41%, when compared with the same period last year. Net sales of the Company's automotive mirrors increased by 47% as automatic mirror unit shipments increased from approximately 1,568,000 in the first nine months of 1995 to 2,271,000 in the first nine months of 1996. This increase reflected increased penetration on domestic and foreign 1996 and 1997 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Net sales of the Company's fire protection products increased 14%, primarily due to increased sales of its AC/DC smoke detectors and strobe related products.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 61% in the first nine months of 1995 to 63% for the comparable period in 1996. This increased percentage primarily reflects automotive customer price reductions for the 1996 and 1997 model years, changes in the Company's automotive mirror shipment product mix, and start-up costs during the third quarter (see above).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

        NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONT.)

        Operating Expenses.   For the nine months ended September 30, 1996,
        research and development expenses increased approximately $1,224,000, but decreased from 6% to 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development. Selling, general and administrative expenses decreased approximately $387,000, and decreased from 12% to 8% of net sales, when compared with the first nine months of 1995. This decreased expense primarily reflected higher selling expenses associated with the sales growth, offset by lower patent litigation accruals of $1,530,000, compared to $3,050,000 last year, as a result of the patent litigation settlement at the end of the first quarter.

        Other Income - Net.   Investment income for the nine months ended
        September 30, 1996, increased by approximately $383,000 as compared to the first nine months of 1995, primarily due to the higher investable fund balances and higher interest rates.


        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $89,378,000 at September 30, 1996, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.


        TRENDS AND DEVELOPMENTS:

        The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. The General Motors contract is in effect through the 1998 model year, and the contracts with BMW are in effect for the four-year period ending March 31, 1999. The term of the Ford contract is through December 1999, and the Chrysler contract runs through the 1999 Model Year.

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

PART II.     OTHER INFORMATION



   Item 6.  Exhibits and Reports on Form 8-K


   (a)      See Exhibit Index on Page 10.

   (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  GENTEX CORPORATION





 Date  10/29/96                   /s/  Fred T. Bauer
      ----------------------      -------------------------------
                                  Fred T. Bauer
                                  Chairman and Chief
                                  Executive Officer






 Date  10/29/96                   /s/ Enoch C. Jen
      ----------------------      -------------------------------
                                  Enoch C. Jen
                                  Vice President-Finance,
                                  Principal Financial and
                                  Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                      DESCRIPTION                                           PAGE
-----------                      -----------                                          --------
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

3(a)(2) Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated
              July 31, 1996, and the same is incorporated herein by reference.

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




EXHIBIT NO.                      DESCRIPTION                                           PAGE
-----------                      -----------                                          --------
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

27           Financial Data Schedule









                  ________________________________________



*    Indicates a compensatory plan or arrangement.