Form 10-K405
period 1996-12-31
GENTEX CORP
filed 1997-03-14
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from ______________   to  ______________.

Commission File No.:    0-10235


                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)


                            MICHIGAN                                                    38-2030505
                        (State or other jurisdiction of                              (I.R.S. Employer
                       incorporation or organization)                               Identification No.)


             600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                                   49464
              (Address of principal executive offices)                                  (Zip Code)


                                 (616) 772-1800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


              Title of each Class                           Name of each exchange on which registered
                     NONE
                                                            -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.06 PER SHARE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes:      X                    No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 3, 1997, 34,843,182 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 230.405) on that date was $587,324,274 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.


                        Exhibit Index located at Page 32

Statements in this Annual Report on Form 10-K which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties described below under the headings "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.





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

         See Note (9) to the Consolidated Financial Statements filed with this report.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         The Company currently manufactures two electro-optic product lines: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry.



AUTOMATIC REARVIEW MIRRORS

         Interior NVS(R) Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The NVS(R) Mirror offers all of the continuous reflectance levels between its approximate 75% full-reflectance state and its 7% least-reflectance state, taking approximately 10 seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.

         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its second advanced-feature interior NVS(R) Mirror, the NVS(R) Lighted Mirror, with map/reading lights. During 1993, the Company began shipping its third advanced-feature interior NVS(R) Mirror, the NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field.

         The Company sold approximately 1,395,000 interior NVS(R) Mirrors in 1994, approximately 1,811,000 in 1995, and approximately 2,423,000 in 1996.

         During 1996, the unit growth primarily continued as a result of increased penetration of a number of high-volume light vehicles manufactured in North America, including pickup trucks and sport/utility vehicles from the Big Three auto manufacturers, as well as increased penetration of light vehicle models manufactured outside North America, including new, higher-volume vehicles in Europe. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 1997 and 1997-1/2 vehicle models:

TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac         Deville                             S*        Audi                   A8                          O
                    D'Elegance                          S         Bentley                                     (RKE)  S
                    Catera                              S         BMW                    800 Series                  S
                    Concours                            S*                               700 Series                  O
                    Eldorado                            S*                               500 Series                  O
                    Eldorado Touring Coupe              S*                               300 Series                  O
                    Seville                             S*        Daewoo                 Arcadia                     S
                    Seville STS                         S*                               Brougham                    O
GM/Buick            LeSabre Limited                     S         Fiat                   Lancia Kappa                O
                    Park Avenue                         O*                               Alfa Romeo 164              O
                    Park Avenue-Ultra                   S*        Fiat/Brazil            Tempra                      O
                    Riviera                             O*        Honda                  Inspire   (5 Cyl.)          O
GM Oldsmobile       88 Regency               (ECC)      S                                Inspire   (6 Cyl.)          S
                    88 LSS                   (ECC)      S                                Sabre     (5 Cyl.)          O
                    Aurora                   (ECC)      O                                Sabre     (6 Cyl.)          S
GM/Pontiac          Bonneville SSE                      O         Hyundai                Grandeur                    O
GM/Chevrolet        C/K Pickup               (ECC)      O                                Marcia                      O
                    C/K Crew Cab Pickup      (ECC)      O         KIA Motors Corp.       Potentia (3.0 L)            S
                    Tahoe (2-Door)           (ECC)      O           (Korea)              Potentia (2.2 L)            O
                    Tahoe (4-Door)           (ECC)      S                                Credos                      O
                    Suburban                 (ECC)      O         Mercedes-Benz          S Class Coupe               S
GM/GMC              C/K Pickup               (ECC)      O                                S Class Sedans              O
                    C/K Crew Cab Pickup      (ECC)      O                                SL Roadster                 O
                    Yukon  (2-Door)          (ECC)      O                                E Class Convertible         O
                    Yukon  (4-Door)          (ECC)      S                                E Class Sedan               O
                    Suburban                 (ECC)      O                                C Class Sedan               O
Ford/Lincoln        Town Car Cartier                    S         Mitsubishi             Diamante                    O
                    Town Car Executive                  O         Nissan                 Cima                        O
                    Town Car Signature                  O                                Cedric                      O
                    Mark VIII                           S                                Gloria                      O
Ford                Crown Victoria                      O                                Leopard                     O
                    Explorer Limited          (EH)      S                                Laurel                      O
                    Explorer (Sport, EB, XLT) (EH)      O                                Q45 Infiniti                S
                    Windstar                  (EH)      O                                J30 Infiniti                S
Ford/Mercury        Grand Marquis                       O                                I30 Infiniti                O
                    Cougar                              O         Opel                   Omega                       O
                    Mountaineer                         O         Porsche                911                         O
Chrysler            LHS                                 S         Rolls Royce                               (RKE)    S
                    Concorde                            O         Toyota                 Lexus LS 400                S
                    Town & Country LXi                  S                                Lexus SC 400                S
Dodge               Intrepid                            O                                Lexus SC 300                S
                    Caravan                             O                                4-Runner**
                    Ram Pickup                          O                                Avalon**         (ECC/T)    O
                    Dakota Pickup                       O                                Avalon XLS**       (ECC)    O
Eagle               Vision                              O                                Camry**          (ECC/T)    O
Jeep                Grand Cherokee Limited              S                                Land Cruiser**              O
                    Grand Cherokee Laredo               O                                T-100**                     O
                                                                                         Tacoma**                    O



                                                                  KEY:       S = Standard equipment
                                                                             O = Optional equipment


                                                                  EH = NVS(R)  Mirror with Automatic Headlamp Control
                                                                  EL  = NVS(R)  Mirror with Map Lights
                                                                  ECC = NVS(R)  Mirror with Electronic Compass
                                                                  ECC/T = NVS(R)  Mirror w/Electronic Compass
                                                                                 and Temperature
                                                                  RKE  = NVS(R)  Mirror with Remote Keyless Entry
                                                                   *  ECC offered as upgrade option
                                                                  **  NVS(R)  Mirrors are offered as optional equipment
                                                                      through Southeast Toyota Distributors in the
                                                                      states of FL, GA, NC, SC and AL, and Gulf States
                                                                      Toyota in the states of TX, MS, AR, LA and OK.

         Exterior NVS(R) Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in outside rearview mirrors. Exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. During 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to seven exterior mirror suppliers to General Motors, Chrysler, Ford, BMW and Mercedes-Benz, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.

         The Company sold approximately 365,000 exterior NVS(R) Mirror Sub-Assemblies during 1994, approximately 417,000 in 1995, and approximately 656,000 in 1996.

         The exterior NVS(R) Mirror is standard equipment or a factory-installed option on the following 1997 and 1997-1/2 vehicle models.


Table 2. Exterior NVS(R)  Mirror Availability by Vehicle Line.

GM/Cadillac         Concours                            S         BMW                    500 Series    (F & C)       O
                    D'Elegance                          S                                700 Series    (F & C)       O
                    Deville                             O         Mercedes-Benz          E Class Convertible         O
                    Eldorado                            O                                E Class Sedan               O
                    Eldorado Touring Coupe              O                                S Class Coupe               O
                    Seville                             O                                S Class Sedan               O
                    Seville STS                         S                                SL Roadster                 O
GM/Buick            LeSabre Limited                     O
                    Park Avenue                         O
                    Park Avenue Ultra                   S
                    Riviera                             O         KEY:       S = Standard Equipment
GM/Oldsmobile       88 Regency                          O                    O = Optional Equipment
Ford/Lincoln        Continental                         O
                    Town Car Cartier                    S                    F & C  = Flat and Convex Glass
                    Town Car Executive                  O
                    Town Car Signature                  O
Chrysler/Jeep       Grand Cherokee Ltd.                 S


         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. These models currently include the second-generation NVS(R) Headlamp Control Mirror (originally introduced during
1991), the NVS(R) Lighted Mirror with map/reading lights introduced in 1992, the NVS(R) Compass Mirror introduced during 1993, the second-generation NVS(R) Compass Mirror, introduced in 1996, and the NVS(R) Mirror with Remote Keyless Entry and the NVS(R) compass/Temperature Mirror, introduced in 1996. Also in 1993, the Company introduced an NVS(R) Base Feature Mirror to target the high-volume, mid-priced vehicle segments, and larger-size interior and exterior NVS(R) Mirrors for use on vans and light trucks. In 1996, Gentex introduced the first automatic-dimming "aspheric" exterior mirror. Aspheric mirrors are wide-angle exterior mirrors that virtually eliminate the "blind spot."

         Of particular importance to the Company has been the development of its electrochromic technology for use in complete 3-mirror systems. In these systems, both the driver and passenger-side exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The sale of complete mirror systems will increase the size of the available worldwide market, and the Company has been devoting substantial research and development efforts to this project, which resulted in its first shipments, including NVS(R) convex exterior mirrors to BMW, in 1994. At the end of 1996, the Company began shipping NVS(R) aspheric exterior mirrors to a European automaker, with volume shipments scheduled to start during 1997.

        The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Significant progress in adapting electrochromic technology to the specialized requirements of the window market continued in 1996. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional work.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automobile manufacturers under the trade name "Night Vision Safety(TM)" or "NVS(R)" Mirrors. In North America, the Company markets these products primarily through a direct sales force of six persons. The Company currently supplies NVS(R) Mirrors to Ford Motor Company, General Motors Corporation and Chrysler Motors Corporation under long-term contracts. During 1995, the Company negotiated a three-year long-term contract extension with General Motors through the 1998 model year. The term of the Ford contract is through December 1999, and the long-term contract with Chrysler Corporation runs through the 1999 model year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and Chrysler by means of sales to four exterior mirror suppliers.

         During 1993, the Company established a sales and engineering office in Germany and hired its first employee in Europe. During 1994, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities. The Company's marketing efforts in Europe are conducted through Gentex GmbH with the assistance of independent manufacturers' representatives. The Company is currently supplying mirrors to Audi, Bavarian Motor Works, A.G. (BMW), Fiat, Mercedes-Benz, Opel, Porsche and Rolls Royce. During 1995, the Company negotiated a long-term contract with BMW through March 31, 1999.

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

        During 1993, the Company hired sales agent Continental Far East to market NVS(R) Mirrors to other Japanese automakers beyond Nissan. During 1994 and 1995, the Company began making mirror shipments to Tokai Rika Co., Ltd. for Toyota Lexus vehicle models. The Company began making direct mirror shipments to Honda and Mitsubishi, in 1995 and 1996, respectively. The Company is currently planning to establish a sales and engineering office in Japan sometime during 1997.

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

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 90% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is offering for sale to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, three Japanese manufacturers are supplying a limited number of vehicle models in Japan with solid-state electrochromic mirrors.

         The Company believes its electrochromic automatic mirrors offer significant performance advantages, and that Donnelly shipped approximately 120,000 electrochromic mirrors to automotive customers in 1996. However, Gentex recognizes that Donnelly Corporation is considerably larger than the Company and presents a significant competitive threat by using pricing as its primary means to attempt to gain additional electrochromic mirror business. Gentex has been involved in patent litigation with Donnelly Corporation (see discussion under the caption "Legal Proceedings").

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

FIRE PROTECTION PRODUCTS

         The Company manufactures over 40 different models of smoke detectors and over 60 different models of signaling appliances. All of the smoke detectors operate on a photo-electric principle to detect smoke. While the use of photo-electric technology entails greater manufacturing costs, the Company believes that these detectors are superior in performance to competitive devices that operate through an ionization process and are preferred in most commercial resident occupancies. Photo-electric detectors feature low light level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photo-electric detectors are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photo-electric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. The Company's fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station detectors for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems. The Company's detectors emit audible and/or visual signals in the immediate location of the device and/or communicate with monitored remote stations.

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

         During 1995, the Company introduced a multi-tone audible signaling appliance to meet new building code requirements for 1996 and beyond. This new multi-tone product line has eight different tones and a high/low decibel level selection. The multi-tone series also will be used in conjunction with the Company's visual signals.

         During 1996, the Company made numerous revisions to its products to include weather-proofing the mechanical horn and strobe for outdoor use, increasing the power taps on their speaker series, adding three new candela ratings to their visual signals (strobe warning lights), and adding terminal blocks to the remote signaling appliances to meet new code requirements.

         Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The Company markets its fire protection products throughout the United States through five regional sales managers.

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

TRADEMARKS AND PATENTS

         The Company owns 23 U.S. patents, 22 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2002 and 2014. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products. The remaining one U.S. patent relates to the Company's fire protection products, and the Company believes that the competitive advantage provided by this patent is relatively small.

         The Company also owns 17 foreign patents, which relate to automotive rearview mirrors. These patents expire at various times between 1999 and 2012. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The Company also has in process 30 U.S. patent applications and 37 foreign patent applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

         During 1996, the Company settled virtually all patent litigation with respect to its rearview mirrors (see discussion under the caption, "Legal Proceedings").

         "Night Vision Safety(TM)" is a trademark of Gentex Corporation and "NVS(R)" is a registered trademark of Gentex Corporation.

MISCELLANEOUS

         The Company considers itself to be engaged in business in two industry segments: the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has three important customers within the automotive industry segment, each of which accounts for 10% or more of the Company's annual sales: General Motors Corporation, Chrysler Corporation and Ford Motor Company. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $39,782,000 and $33,882,000 at March 1, 1997 and 1996, respectively.

         At March 3, 1997, the Company had 1,035 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.


ITEM 2.   PROPERTIES.

         The Company operates out of three office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park, providing ample opportunity for expansion. An additional 128,000-square-foot office/manufacturing facility on this site was constructed during 1996, to meet the Company's current and future automotive production needs.

ITEM 3.    LEGAL PROCEEDINGS.

      The Company owns a number of U.S. Patents for automatic mirrors and electrochromic devices, four of which were asserted against Donnelly Corporation ("Donnelly") in suits filed in 1990 and 1992. All of the infringement claims in those suits have either been adjudicated or were resolved in a settlement in May 1993. Gentex received $3.6 million in damages and in settlement payment.

      The Company's patent infringement claim against Donnelly's "Polychromic" mirror (Gentex Corporation vs. Donnelly Corporation, No. 1:93 CV 430, U.S. District Court for the Western District of Michigan, Southern Division) was finally adjudicated in 1995 by the Court of Appeals for the Federal Circuit. That Court affirmed the District Court's judgment that Donnelly's "Polychromic" rearview mirror does not infringe Gentex's U.S. Patent No. 5,128,799. Donnelly no longer is offering "Polychromic" rearview mirrors for sale.

      Despite the May 1993 settlement agreement, in November 1993, Donnelly requested that the U.S. Patent and Trademark Office (USPTO) re-examine certain claims of the Company's U.S. Patent No. 5,128,799. The USPTO agreed to do so,
which is not unusual.   That re-examination has been concluded, and the USPTO
formally confirmed the patentability of four of the 31 claims without amendment, including some of the claims that Donnelly had been found to infringe in the 1992 suit, and confirmed all but one of the remaining claims, after those claims were amended to further clarify that they relate to variable reflectance rearview mirrors. In addition, the Company added ten claims to the patent, and the USPTO confirmed the patentability of each of those claims.

      The Company also was involved in other litigation which Donnelly initiated in July 1993 with respect to four Donnelly patents (Donnelly Corporation vs. Gentex Corporation, No. 1:93 CV 530, U.S. District Court for the Western District of Michigan, Southern Division) and October 1994 with respect to three Donnelly patents (Donnelly Corporation vs. Gentex Corporation, No. 1:94 CV 695, U.S. District Court for the Western District of Michigan, Southern Division).

         On June 23, 1995, the Company brought a declaratory judgment action against Donnelly seeking a declaration of invalidity and non-infringement with respect to three Donnelly patents (Gentex Corporation v. Donnelly Corporation, No. 4:95 CV 120, U.S. District Court for the Western District of Michigan, Southern Division).

         On April 1, 1996, the Company reached an agreement with Donnelly to settle the patent litigation between the two companies. Under the agreement:

         - The companies have cross-licensed certain patents (for the life of the patents) that each company may practice within its own "core" electrochromic mirror technology area.

         - The Company paid Donnelly $6 million in April 1996 (plus a $200,000 contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all of Donnelly's patent infringement claims.

         - The companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

         The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) during the first quarter in connection with the settlement of its patent litigation with Donnelly.

         To date, the $200,000 contingency payment related to Donnelly's lighted mirror patent appeal is still contingent. On August 19, 1996, the Court of Appeals for the Federal Circuit entered a judgment vacating Donnelly's appeal because the District Court's certification of the claims for appeal was improper. The case has been remanded to the District Court for proper certification.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.



NAME                          AGE                POSITION                              POSITION HELD SINCE
Fred Bauer                     54       Chief Executive Officer                            May 1986
Kenneth La Grand               56       Executive Vice President                           September 1987
John Mulder                    60       Vice President, Automotive Marketing               July 1988
Enoch Jen                      45       Vice President-Finance, Treasurer                  February 1991
Harlan Byker                   42       Vice President, Electrochemical Research           August 1993


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

                                    PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's common stock trades on the National Market tier of The Nasdaq Stock Market. As of March 3, 1997, there were 1,958 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock (adjusted for the 2-for-1 stock split in June 1996) reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.


             YEAR             QUARTER                    HIGH               LOW
         ---------------------------------------------------------------------------------------
           1995                 First                    13 3/4             10
                                Second                   10 5/8              7 7/8
                                Third                    12 7/8              9 3/4
                                Fourth                   12 1/2             10 1/4

           1996                 First                    15 7/16            10 1/2
                                Second                   23 1/2             14 3/4
                                Third                    26 3/4             16
                                Fourth                   26 1/4             17 1/2




         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.



ITEM 6.   SELECTED FINANCIAL DATA.




                                       (in thousands except per share data)
                               1996              1995               1994               1993              1992
Net Sales                   $148,708           $111,566            $89,762             $63,664          $45,106

Net Income                    23,963             18,895             16,466               9,845            5,066

Earnings
  Per Share *                   0.67               0.55               0.48                0.29             0.16

Total Assets                $140,378           $109,244            $80,739             $55,191          $40,256

Long-Term Debt
  Outstanding at
  Year End             $           -      $           -        $         -         $         -      $         -

 * Adjusted for 2-for-1 stock splits in June 1996 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change of each such item from that in the indicated previous year.

                                                    Percentage of Net Sales                   Percentage Change
                                               ----------------------------------             -----------------

                                                     Year Ended December 31                   1996           1995
                                               ----------------------------------              to             to
                                                1996         1995        1994                 1995           1994
                                                ----         ----        ----                 ----           ----
Net Sales                                       100.0%       100.0%       100.0%              33.3%          24.3%
Cost of Goods Sold                               62.9         60.7         57.2               38.1           32.1
                                                -----        -----       ------               ----           ----
  Gross Profit                                   37.1         39.3         42.8               25.9           13.9
Operating Expenses:
  Research and Development                        5.1          5.3          5.4               26.5           21.5
  Selling, General and Administrative             7.9         11.6         11.8               (8.8)          21.9
  Patent Settlement                               2.7            -            -                N/A              -
                                                -----        -----       ------               ----           ----
    Total Operating Expenses                     15.7         16.9         17.2               23.6           21.8
                                                -----        -----       ------               ----           ----
  Operating Income                               21.4         22.4         25.6               27.6            8.7
Other Income                                      2.5          2.6          1.9               22.7           74.9
                                                -----        -----       ------               ----           ----
  Income Before Federal Income Taxes             23.9         25.0         27.5               27.0           13.2
Provision for Federal Income Taxes                7.8          8.1          9.1               27.5           10.1
                                                -----        -----       ------               ----           ----
  Net Income                                     16.1%        16.9%        18.4%              26.8%          14.8%
                                                =====        =====       ======               ====           ====


RESULTS OF OPERATIONS:   1996 TO 1995

         Net Sales.    Automotive net sales increased by 37% and mirror
shipments increased by 38%, from 2,228,000 to 3,079,000 units, primarily reflecting increased penetration on domestic and foreign 1996 and 1997 model year vehicles for interior and exterior electrochromic NVS (R) Mirrors. Net sales of the Company's fire protection products increased 11% primarily due to increased sales of its AC/DC smoke detectors and strobe related products.

         Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
increased from 61% to 63%, primarily reflecting automotive customer price reductions; a shift in the Company's automotive mirror shipment product mix to NVS (R) Compass Mirrors, which has a lower margin percentage due to the higher amount of purchased components; and start-up costs associated with a new mirror manufacturing facility and installation of new manufacturing lines for a second-generation interior compass mirror product and exterior aspheric mirror products, partially offset by the higher sales level covering fixed overhead costs and increased manufacturing efficiencies.

         Operating Expenses. Research and development expenses increased approximately $1,580,000, but remained at 5% of net sales, primarily due to additional staffing for new product development. Selling, general and administrative expenses decreased approximately $1,131,000, and decreased from 12% to 8% of net sales, primarily reflecting lower patent litigation expense of $1,560,000, compared to $4,110,000, as a result of the patent litigation settlement at the end of the first quarter, partially offset by higher selling expenses associated with the sales growth. The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in connection with the patent litigation settlement (see footnote (8) to the Consolidated Financial Statements, filed as a part of this report).

        Other Income.     Investment income increased $573,000 in 1996,
primarily due to higher investable fund balances and higher average interest rates.

        Taxes.    The provision for federal income taxes varied from the
statutory rates in 1996, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.

        Net Income.   Net income increased by 27%, primarily reflecting the
increased sales level, partially offset by decreased margins.

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

        Other Income.     Other income increased $1,271,000 in 1995, primarily
due to higher investable fund balances and higher average interest rates.

        Taxes.    The provision for federal income taxes varied from the
statutory rates in 1995, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income. Net Income.

        Net income increased by 15%, primarily reflecting the increased sales level, partially offset by decreased margins.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition throughout the periods presented has remained very strong.

         The Company's current ratio increased from 4.9 to 6.4, primarily as a result of decreased Accrued Professional Fees, due to the patent litigation settlement.

         Management considers the Company's working capital of approximately $61,335,000 and long-term investments of approximately $33,945,000 at December 31, 1996, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

INFLATION, CHANGING PRICES AND OTHER

         In addition to price reductions over the life of its long-term contracts, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering cost reductions and increases in unit sales volume. In addition, the Company continues to experience some pressure for raw material cost increases. The Company will begin volume shipments of its new NVS(R) aspheric and thin glass exterior mirrors during 1997; margins may be adversely affected to the extent that the Company is unable to improve glass yields to target levels and ramp-up production on schedule.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report as pages 19 through 31 following the signature page:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table.


                                                         Quarterly Results of Operations
                                                      (in thousands except per share data)
----------------------------------------------------------------------------------------------------------------------
                                 First                  Second                   Third             Fourth
----------------------------------------------------------------------------------------------------------------------

                            1996      1995          1996       1995          1996      1995          1996       1995
----------------------------------------------------------------------------------------------------------------------
Net Sales                 $35,908   $26,043       $38,673    $26,021       $36,798   $26,801       $37,330     $32,702
Gross Profit               13,530    10,617        14,492     10,074        13,049    10,420        14,055      12,689
Operating Income            4,161     6,159         9,856      5,198         8,452     5,987         9,371       7,618
Net Income                  3,346     4,587         7,224      3,996         6,333     4,578         7,060       5,734
Earnings per Share*       $   .10   $   .13       $   .20    $   .12       $   .18   $   .13       $   .20     $   .17
----------------------------------------------------------------------------------------------------------------------

*Adjusted for 2-for-1 stock split in June 1996.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)     1.  Financial Statements.  See Item 8.

                 2.  Financial Statement Schedules.   Not applicable.

                 3.  Exhibits.    See Exhibit Index located on page 32.

         (b) No reports on Form 8-K were filed for the three-month period ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this behalf by the undersigned thereunto duly authorized.


Dated:       March 7, 1997                 GENTEX CORPORATION



                                         By:    /s/ Fred Bauer
                                            ----------------------------------
                                            Fred Bauer, Chairman and Principal
                                            Executive Officer

                                         and


                                               /s/ Enoch Jen
                                            ----------------------------------
                                            Enoch Jen, Vice President, Finance
                                            and Principal Financial and
                                            Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 7th day of March, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth La Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.




   /s/ Fred Bauer                                 Director
----------------------------
Fred Bauer


   /s/ Harlan Byker                               Director
----------------------------
Harlan Byker


   /s/ Mickey E. Fouts                            Director
----------------------------
Mickey E. Fouts


   /s/ Kenneth La Grand                           Director
----------------------------
Kenneth La Grand


   /s/ Arlyn Lanting                              Director
----------------------------
Arlyn Lanting


   /s/ John Mulder                                Director
----------------------------
John Mulder


                                                  Director
----------------------------
Ted Thompson


   /s/ Leo Weber                                  Director
----------------------------
Leo Weber


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Gentex Corporation:

         We have audited the accompanying consolidated balance sheets of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentex Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Grand Rapids, Michigan                                /s/ Arthur Anderson LLP

January 24, 1997

                      GENTEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

ASSETS
                                                    1996              1995
                                                    ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                    $ 16,730,356      $ 14,115,041
   Short-term investments                         31,803,621        32,911,222
   Accounts receivable, less allowances
      of $200,000 and $175,000 in 1996 & 1995     17,015,174        14,706,156
   Inventories                                     6,180,422         5,735,519
   Prepaid expenses and other                        966,287         1,342,640
                                                ------------      ------------
      Total current assets                        72,695,860        68,810,578


PLANT AND EQUIPMENT:
   Land, building and improvements                15,335,447         8,975,233
   Machinery and equipment                        27,155,406        20,233,537
   Construction-in-process                         4,729,615         2,008,235
                                                ------------      ------------
                                                  47,220,468        31,217,005
   Less-Accumulated depreciation
      and amortization                           (15,645,921)      (12,274,890)
                                                ------------      ------------
                                                  31,574,547        18,942,115


OTHER ASSETS:
   Long-term investments                          33,945,446        19,397,389
   Patents and other assets, net                   2,162,567         2,093,439
                                                ------------      ------------
                                                  36,108,013        21,490,828
                                                ------------      ------------
                                                $140,378,420      $109,243,521
                                                ============      ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                    1996              1995
                                                    ----              ----
CURRENT LIABILITIES:
   Accounts payable                             $  5,794,832      $  5,422,658
   Accrued liabilities:
        Salaries, wages and vacation               1,240,834           894,125
        Professional fees                            136,674         3,985,761
        Taxes                                      2,686,815         3,009,121
        Other                                      1,501,762           738,402
                                                ------------      ------------
              Total current liabilities           11,360,917        14,050,067

DEFERRED INCOME TAXES                              1,213,862           521,674

CONTINGENCIES   (Note 8)

SHAREHOLDERS' INVESTMENT:
    Preferred stock, no par value,
        5,000,000 shares authorized; none
        issued or outstanding                        -                 -
    Common stock, par value $.06 per share;
         50,000,000 shares authorized              2,084,957         1,013,752
    Additional paid-in capital                    44,963,895        37,128,320
    Retained earnings                             82,268,476        58,305,081
    Deferred compensation                         (1,804,104)       (1,721,684)
    Unrealized gain (loss) on investments            290,887           (44,485)
    Cumulative translation adjustment                   (470)           (9,204)
                                                ------------      ------------
             Total shareholders' investment      127,803,641        94,671,780
                                                ------------      ------------
                                                $140,378,420      $109,243,521
                                                ============      ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      GENTEX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                     1996                 1995                1994
                                                     ----                 ----                ----
NET SALES                                       $148,708,218         $111,566,225         $89,762,349

COST OF GOODS SOLD                                93,582,756           67,767,347          51,318,972
                                                ------------         ------------         -----------
       Gross profit                               55,125,462           43,798,878          38,443,377

OPERATING EXPENSES:
      Research and development                     7,537,933            5,957,966           4,903,887
      Selling, general and administrative         11,747,961           12,878,790          10,567,292
      Patent settlement                            4,000,000                    0                   0
                                                ------------         ------------         -----------
          Total operating expenses                23,285,894           18,836,756          15,471,179
                                                ------------         ------------         -----------
      Operating income                            31,839,568           24,962,122          22,972,198

OTHER INCOME:
      Interest and dividend income                 3,437,040            2,863,730           1,612,354
      Other, net                                     205,787              105,291              85,465
                                                ------------         ------------         -----------
          Total other income                       3,642,827            2,969,021           1,697,819
                                                ------------         ------------         -----------
      Income before provision
        for federal income taxes                  35,482,395           27,931,143          24,670,017

PROVISION FOR FEDERAL INCOME TAXES                11,519,000            9,036,000           8,204,000
                                                ------------         ------------         -----------
NET INCOME                                      $ 23,963,395         $ 18,895,143         $16,466,017
                                                ============         ============         ===========

EARNINGS PER SHARE                              $       0.67         $       0.55         $      0.48
                                                ============         ============         ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                     Common Stock       Additional                                Unrealized
                                                ----------------------    Paid-In     Retained      Deferred    Gain (Loss) on
                                                  Shares      Amount      Capital     Earnings    Compensation   Investments
                                                ----------  ----------  -----------  -----------  ------------  --------------

BALANCE AS OF DECEMBER 31, 1993                 16,211,791  $  972,707  $26,265,298  $22,943,921  $   (634,882) $            -

 Issuance of common stock and the tax benefit
   of stock plan transactions                      297,685      17,862    5,610,157            -      (605,250)              -
 Amortization of deferred compensation                   -           -            -            -       340,996               -
 Current year translation adjustment                     -           -            -            -             -               -
 Net income                                              -           -            -   16,466,017             -               -
                                                ----------  ----------  -----------  -----------  ------------  --------------

BALANCE AS OF DECEMBER 31, 1994                 16,509,476     990,569   31,875,455   39,409,938      (899,136)              -

 Issuance of common stock and the tax benefit
  of stock plan transactions                       386,383      23,183    5,252,865            -    (1,159,975)              -
 Amortization of deferred compensation                   -           -            -            -       337,427               -
 Current year translation adjustment                     -           -            -            -             -               -
 Unrealized loss on investments                          -           -            -            -             -         (44,485)
 Net income                                              -           -            -   18,895,143             -               -
                                                ----------  ----------  -----------  -----------  ------------  --------------

BALANCE AS OF DECEMBER 31, 1995                 16,895,859   1,013,752   37,128,320   58,305,081    (1,721,684)        (44,485)

  Issuance of common stock and the tax benefit
    of stock plan transactions                     633,754      38,025    8,868,755            -      (630,241)              -
  Amortization of deferred compensation                  -           -            -            -       547,821               -
  Stock split                                   17,219,669   1,033,180   (1,033,180)           -             -               -
  Current year translation adjustment                    -           -            -            -             -               -
  Unrealized gain on investments                         -           -            -            -             -         335,372
  Net income                                             -           -            -   23,963,395             -               -
                                                ----------  ----------  -----------  -----------  ------------  --------------

BALANCE AS OF DECEMBER 31, 1996                 34,749,282  $2,084,957  $44,963,895  $82,268,476  $ (1,804,104) $      290,887
                                                ==========  ==========  ===========  ===========  ============  ==============

                                                  Cumulative       Total
                                                  Translation  Shareholders'
                                                  Adjustment    Investment
                                                  -----------  -------------

BALANCE AS OF DECEMBER 31, 1993                   $         -  $  49,547,044

 Issuance of common stock and the tax benefit
   of stock plan transactions                               -      5,022,769
 Amortization of deferred compensation                      -        340,996
 Current year translation adjustment                   (1,365)        (1,365)
 Net income                                                 -     16,466,017
                                                  -----------  -------------

BALANCE AS OF DECEMBER 31, 1994                        (1,365)    71,375,461

 Issuance of common stock and the tax benefit
  of stock plan transactions                                -      4,116,073
 Amortization of deferred compensation                      -        337,427
 Current year translation adjustment                   (7,839)        (7,839)
 Unrealized loss on investments                             -       (44,485)
 Net income                                                 -     18,895,143
                                                  -----------  -------------

BALANCE AS OF DECEMBER 31, 1995                        (9,204)    94,671,780

  Issuance of common stock and the tax benefit
    of stock plan transactions                              -      8,276,539
  Amortization of deferred compensation                     -        547,821
  Stock split                                               -              -
  Current year translation adjustment                   8,734          8,734
  Unrealized gain on investments                            -        335,372
  Net income                                                -     23,963,395
                                                  -----------  -------------

BALANCE AS OF DECEMBER 31, 1996                   $      (470) $ 127,803,641
                                                  ===========  =============



The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                               1996                    1995                      1994
                                                               ----                    ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $23,963,395             $18,895,143               $16,466,017
      Adjustments to reconcile net income to net
            cash provided by operating activities-
                 Depreciation and amortization                3,918,515               3,201,847                 2,984,124
                 Loss (gain) on disposal of equipment            47,949                  11,937                   (19,770)
                 Loss on sale of investments                     39,295                       0                         0
                 Deferred income taxes                        1,072,582                (142,930)                  294,892
                 Amortization of deferred compensation          547,821                 337,427                   340,996
                 Change in assets and liabilities:
                     Accounts receivable, net                (2,309,018)             (3,619,176)               (2,160,573)
                     Inventories                               (444,903)               (431,967)               (1,349,411)
                     Prepaid expenses and other                (184,625)                (91,962)                 (115,948)
                     Accounts payable                           372,174               1,307,267                 1,880,630
                     Accrued liabilities                     (3,061,324)              3,757,174                 1,575,304
                                                            -----------             -----------               -----------
                            Net cash provided by
                               operating activities          23,961,861              23,224,760                19,896,261
                                                            -----------             -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in Held-To-Maturity Securities
          Sales Proceeds                                        -                       -                         242,856
          Maturities and Calls                               28,840,879              12,696,750                 8,799,355
          Purchases                                         (34,915,969)            (30,170,062)              (23,827,197)
      Activity in Available-For-Sale Securities
          Sales Proceeds                                      1,123,053                 -                       1,295,615
          Purchases                                          (8,011,758)               (450,735)                  -
      Plant and equipment additions                         (16,424,358)             (4,861,930)               (6,160,481)
      Proceeds from sale of plant and equipment                  11,943                   7,450                    42,270
      Increase in other assets                                 (246,875)             (1,631,256)                 (106,987)
                                                            -----------             -----------               -----------
                            Net cash used for
                               investing activities         (29,623,085)            (24,409,783)              (19,714,569)
                                                            -----------             -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and tax benefit of
          stock plan transactions                             8,276,539               4,116,073                 5,022,769
                                                            -----------             -----------               -----------
                            Net cash provided by
                               financing activities           8,276,539               4,116,073                 5,022,769
                                                            -----------             -----------               -----------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                         2,615,315               2,931,050                 5,204,461

CASH AND CASH EQUIVALENTS,
      beginning of year                                      14,115,041              11,183,991                 5,979,530
                                                            -----------             -----------               -----------
CASH AND CASH EQUIVALENTS,
      end of year                                           $16,730,356             $14,115,041               $11,183,991
                                                            ===========             ===========               ===========



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

         Investments

         The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 1996 and 1995:

                                                                         Unrealized
                                                                 -------------------------------
         1996
         ----
                                                 Cost                Gains            Losses        Market Value
                                                 ----                -----            ------        ------------
             U.S. Government                $11,164,723          $  35,299          $       -       $11,200,022
             Municipal                       34,758,226             84,197            (12,222)       34,830,201
             Other Fixed                     12,054,500             15,751                  -        12,070,251
             Equity                           7,324,101            787,123           (339,606)        7,771,618
                                            -----------           --------          ---------       -----------
                                            $65,301,550           $922,370          $(351,828)      $65,872,092
                                            ===========           ========          =========       ===========

         1995
         ----


             U.S. Government                $16,601,678          $  91,101          $  (2,065)      $16,690,714
             Municipal                       30,056,733             47,210            (32,099)       30,071,844
             Other Fixed                      5,243,950              4,135             (1,831)        5,246,254
             Equity                             474,688                  -            (68,438)          406,250
                                            -----------          ---------          ---------       -----------
                                            $52,377,049           $142,446          $(104,433)      $52,415,062
                                            ===========          =========          =========       ===========

         Fixed income securities are considered held to maturity and equity securities are available for sale. Maturities of fixed income securities as of December 31, 1996, are as follows:

                 Due within one year                           $31,803,621
                 Due between one and three years                26,173,828

         As reflected in the consolidated statements of cash flows, during 1994, the Company sold approximately $243,000 of securities held to maturity. The decision to sell these securities was based on deterioration in the credit worthiness of the issuer.

         Inventories


         Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 1996 and 1995:

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

                                                   1996                       1995
                                                   ----                       ----
                 Raw materials                  $ 3,860,534               $ 3,294,254
                 Work-in-process                    348,336                   358,206
                 Finished goods                   1,971,552                 2,083,059
                                                -----------               -----------
                                                $ 6,180,422                $5,735,519
                                                ===========                ==========






         Plant and Equipment


         Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 5 to 40 years for building and improvements, and 3 to 10 years for machinery and equipment.

         Patents


         The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,580,000 and $3,394,000 at December 31, 1996 and 1995,
             respectively. Patent amortization expense was approximately $186,000, $129,000 and $17,000 in 1996, 1995 and 1994,
             respectively.

         Revenue Recognition

         The Company's revenue primarily is generated from sales of its products. Sales are recognized upon the shipment of product to customers.

         Advertising and Promotional Materials

         All advertising and promotional costs are expensed as incurred and amounted to approximately $780,000, $608,000 and $593,000 in 1996,
             1995 and 1994, respectively.

         Repairs and Maintenance


         Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $1,338,000, $1,041,000 and $853,000 in 1996, 1995 and 1994, respectively.

         Self-Insurance


         The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

         Earnings Per Share


         The earnings per share are computed based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, common stock equivalents outstanding during the year. The weighted average number of shares outstanding was approximately 35,512,000 in 1996, 34,255,000 in 1995, and
             33,988,000 in 1994.

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

(2)      LINE OF CREDIT

         The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 1996 or 1995. No compensating balances are required under this line.

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

         The components of the provision for federal income taxes are as follows:

                                                                1996                   1995              1994
                                                             -------------        --------------     --------------
         Currently payable                                     $10,446,000            $9,179,000        $7,909,000
         Tax over book depreciation                                266,000               194,000            51,000
         Deferred compensation                                    (191,000)              (46,000)          232,000
         Patent costs                                            1,219,000              (196,000)           60,000
         Other                                                    (221,000)              (95,000)          (48,000)
                                                           ---------------         -------------      ------------
         Net Deferred                                            1,073,000              (143,000)          295,000
                                                             -------------          ------------        -----------
                                                               $11,519,000            $9,036,000        $8,204,000
                                                               ===========            ==========        ==========

         The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled $3,284,000, $1,876,000 and $3,340,000 in the respective years.

         The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(3)      FEDERAL INCOME TAXES, continued

                                                                 1996                  1995               1994
                                                                 ----                  ----               ----
         Statutory federal income tax rate                       35.0%                 35.0%              35.0%
         Foreign Sales Corporation exempted income               (1.5)                 (1.7)              (1.2)
         Tax-exempt investment income                            (1.2)                 (1.1)              (1.0)
         Other                                                    0.2                   0.2                0.5
                                                                -----                  ----               ----
         Effective income tax rate                               32.5%                 32.4%              33.3%
                                                                =====                  ====               ====

         The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995, are as follows:

                                                                 1996                                1995
                                                     -----------------------------        ---------------------------
                                                        Current      Non-Current            Current        Non-Current
                                                       ---------     ------------         ----------       -----------
         Assets:
             Accruals not currently deductible         $ 412,785           52,500         $  984,030       $   87,500
             Deferred compensation                             -          452,023                  -          260,286
             Other                                       261,413           17,340            238,198           18,867
             Valuation allowance                               -                -                  -                -
                                                       ---------      -----------         ----------        ---------
             Total deferred tax assets                   674,198          521,863          1,222,228          366,653

         Liabilities:
             Excess tax over book depreciation                 -       (1,046,618)                 -         (780,846)
             Patent costs                                      -         (532,476)                 -         (107,481)
             Other                                       (56,405)        (156,631)           (43,457)            -
                                                       ---------      -----------         ----------        ---------
             Net deferred taxes                        $ 617,793      $(1,213,862)        $1,178,771        $(521,674)
                                                       =========      ===========         ==========        =========

         Income taxes paid in cash were approximately $6,930,000, $4,926,000 and $4,343,000 in 1996, 1995 and 1994, respectively.

(4)      EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 1996, 1995 and 1994, the Company's contributions were approximately $208,000, $151,000 and $134,000, respectively.

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

         Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $54, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.0025 per Right and, unless earlier redeemed, will expire on August 26, 2001. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(6)      STOCK-BASED COMPENSATION PLANS

         The Company has three stock option plans, including two employee stock option plans ("Employee Plans") and a non-employee directors stock option plan ("Director Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the follow pro forma amounts:

                                                        1996                    1995
                                                      -------                 -------
                 Net Income:      As reported          $23,963,000            $18,895,000
                                  Pro Forma             21,863,000             18,237,000
                 EPS:             As reported          $      0.67            $      0.55
                                  Pro Forma                   0.62                   0.53

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Company may sell up to 800,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 31,893 shares, 36,132 shares and 33,750 shares in 1996, 1995 and 1994 respectively, and has sold 121,095 shares through December 31, 1996. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1996 was approximately $18.

         The Company may grant options for up to 9,708,000 shares under the Employee Plans. The Company has granted options on 6,373,750 shares through December 31, 1996. Under the Plans, the option exercise price equals the stock's market price on date of grant. The Employee Plan options vest after one to five years, and expire after five to seven years.

         A summary of the status of the Company's two employee stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table and narrative below:

                                                                1996                   1995                   1994
                                                        --------------------    --------------------   -----------------

                                                          Shares    Wtd Avg.    Shares      Wtd Avg    SharesWtd Avg.
                                                           (000)    Ex Price     (000)     Ex Price    (000)Ex Price
                                                           -----    --------     -----     --------    -------------
             Outstanding at Beginning of Year              2,899   $   8         2,910    $   6         2,799   $   5
             Granted                                         515      18           642        11          550      11
             Exercised                                     (878)       5         (635)         3        (438)       2
             Forfeited                                       (7)      14          (18)         9          (1)      11
             Expired                                          -       -            -           -           -        -
                                                          ------                ------               --------
             Outstanding at End of Year                    2,529      11         2,899         8        2,910       6
                                                          ------                ------               --------
             Exercisable at End of Year                    1,010       8         1,204         6        1,059       4
             Weighted Avg. Fair Value
                of Options Granted                           $ 9                  $ 6                      -

         1,953 of the 2,529 options outstanding at December 31, 1996, have exercise prices between $1 and $13, with a weighted average exercise price of $9 and a weighted average remaining contractual life of 3 years. 956 of these options are exercisable; their weighted average exercise price is $8. The remaining 576 options have exercise prices between $15 and $26, with a weighted average exercise price of $18 and a weighted average remaining contractual life of 5 years. 54 of these options are exercisable; their weighted average exercise price is $17.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.4 and 6.2 percent; expected dividend yields of 0.0 and 0.0 percent; expected lives ranging from 5 to 7 years and 4 to 7 years; expected volatility of 47 and 54 percent.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(6)      STOCK-BASED COMPENSATION PLANS, continued

         The Company may grant options for up to 1,000,000 shares under the Director Plan. The Company has granted options on 488,000 shares through December 31, 1996. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

         A summary of the status of the Director Plan at December 31, 1996, 1995 and 1994, and changes during the years then ended is presented in the table and narrative below:

                                                                1996                   1995                   1994
                                                        --------------------    --------------------   -----------------
                                                           Shares    Wtd Avg.    Shares      Wtd Avg    Shares Wtd Avg.
                                                            (000)    Ex Price     (000)     Ex Price    (000) Ex Price
                                                            -----    --------     -----     --------    ----------------
             Outstanding at Beginning of Year                264      $  7         224      $  6          260     $ 5
             Granted                                          40        18          40        10           40      14
             Exercised                                       (20)        9           -         -          (76)      5
                                                           -----                  ----                  -----
             Outstanding at End of Year                      284         8         264         7          224       6
                                                           -----                  ----                  -----
             Exercisable at End of Year                      284         8         264         7          224       6
             Weighted Avg. Fair Value
                of Options Granted                         $  13                  $  7                      -

         The 284,000 options outstanding at December 31, 1996, have exercise prices between $1 and $18 with a weighted average exercise price of $8 and a weighted average remaining contractual life of 9 years. All of these options are exercisable.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.8 and 6.7 percent; expected dividend yields of 0.0 and 0.0 percent; expected lives of 10 and 10 years; expected volatility of 47 and 54 percent.

         The Company has a restricted stock plan covering 800,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 1996, 1995 and 1994, 35,000, 101,600 and 48,000
             shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $20.125 to $21.875 in 1996, $9.75 to $11.94 in 1995, and $11.19 to $12.81 in 1994.
             The related expense is reflected as deferred compensation in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

(7)      STOCK SPLIT

         On May 9, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on May 31, 1996. The stock split increased the number of shares of common stock then outstanding from 17,219,669 to 34,439,338. Earnings per share and all share data have been restated in all prior periods to reflect this stock split.

(8)      CONTINGENCIES

         The Company has been involved in patent litigation with Donnelly
             Corporation since 1990 concerning a number of patents relating to electrochromic mirrors owned by the Company and Donnelly.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(8)      CONTINGENCIES, continued

         During 1996, the Company reached an agreement with Donnelly to resolve all of the patent litigation between the two companies. Under the agreement:

          -  The companies have cross-licensed certain patents
             (for the life of the patents) that each company may practice within its own "core" electrochromic mirror technology area.

          -  The Company paid Donnelly $6 million in April 1996
             (plus a $200,000 contingent payment if Donnelly prevails in its lighted mirror patent appeal) as full and complete satisfaction of all of Donnelly's patent infringement claims.

          - The companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

         The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in connection with this settlement.

         To date, the $200,000 contingent payment related to Donnelly's lighted mirror patent appeal is still contingent. On August 19, 1996, the Court of Appeals for the Federal Circuit entered a judgment vacating Donnelly's appeal because the District Court's certification of the claims for appeal was improper. The case has been remanded to the District Court for proper certification.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

(9)      SEGMENT REPORTING

         The Company operates in two reportable business segments: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. Corporate assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Information by business segment and geographic area is as follows:

                                                           1996                      1995                   1994
                                                           ----                      ----                   ----
         Revenue:
             Automotive Products
               U.S.                                    $  81,115,000              $ 65,853,000          $ 51,548,000
               Europe                                     25,434,000               14,693,000              8,717,000
               Other                                      23,065,000                13,751,000            10,732,000
                                                       -------------              ------------          ------------
                                                       $ 129,614,000              $ 94,297,000          $ 70,997,000
             Fire Protection Products                  $  19,094,000              $ 17,269,000          $ 18,533,000

         Operating Income:
             Automotive Products                       $  31,998,000              $ 21,600,000          $ 18,286,000
             Fire Protection Products                      3,658,000                 3,362,000             4,704,000
         Identifiable Assets:
             Automotive Products                       $  52,702,000              $ 37,268,000          $ 29,617,000
             Fire Protection Products                      3,961,000                 3,960,000             4,239,000
         Depreciation & Amortization:
             Automotive Products                       $   3,673,000              $  2,793,000          $  2,529,000
             Fire Protection Products                        262,000                   247,000               222,000
         Capital Expenditures:
             Automotive Products                       $  13,354,000              $  4,721,000          $  4,910,000
             Fire Protection Products                        309,000                   199,000               329,000

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(9)      SEGMENT REPORTING, continued

         Automotive Products revenues in the "Other" category are primarily sales to U.S. automotive manufacturing plants in Canada and Mexico. All non-U.S. sales are invoiced and paid in U.S. dollars.

         During the years presented, the Company had three automotive customers which individually accounted for 10% or more of net sales as follows:

                                                               Customer
                                                ----------------------------------------
                                                 #1               #2                #3
                                                 --               --                --
                          1996                  43%              15%              10%
                          1995                  38%              14%              13%
                          1994                  33%              16%              16%


                                 EXHIBIT INDEX




EXHIBIT NO.                                   DESCRIPTION                                                               PAGE
-----------                                   -----------                                                               ----
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

4(b)(2)    Second Amendment to Shareholder Protection Rights Agreement, effective November 8, 1996                      34

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

*10(b)(1)  Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective March 7, 1997).           35

*10(b)(2)  Gentex Corporation 1987 Incentive Stock Option Plan (as amended through May 24, 1989), was filed as
           Exhibit 10(g)(3) to Registrant's Report on Form 10-K dated March 1, 1990, and the same is hereby incorporated herein by reference.

                                 EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION                                                                                 PAGE
-----------                         -----------                                                                                 ----
*10(b)(3)  Gentex Corporation Restricted Stock Plan was filed as Exhibit 10(b)(3) to
           Registrant's Report on Form 10-K dated March 10, 1992, and the same is hereby incorporated herein by reference.

*10(b)(4)  Gentex Corporation Non-Employee Director Stock Option Plan (as amended
           and restated, effective March 7, 1997).                                                                               41

10(e)      The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a
           Registration Statement on Form S-2 (Registration No. 33-30353) as Exhibit 10(k) and the same is hereby incorporated herein by reference.

21         List of Company Subsidiaries                                                                                         46

23         Consent of Independent Public Accountants                                                                            47

27         Financial Data Schedule



                             ___________________________________________________





* Indicates a compensatory plan or arrangement.