Form 10-Q
period 1997-03-31
GENTEX CORP
filed 1997-04-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    -------

COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                  38-2030505
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   600 N. CENTENNIAL, ZEELAND, MICHIGAN                   49464
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

           Yes   x           No
               -----            -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes               No
              -----            -----

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
          Class                               at April 14, 1997
-----------------------------                 ------------------
Common Stock, $0.06 Par Value                    34,924,311




                       Exhibit Index located at page  10

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                     GENTEX CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                   At March 31, 1997 and December 31, 1996


                                    ASSETS
                                               March 31, 1997          December 31, 1996
CURRENT ASSETS                                 --------------          -----------------
   Cash and cash equivalents                    $ 12,088,810            $ 16,730,356
   Short term investments                         22,199,048              31,803,621
   Accounts receivable, net                       20,246,635              17,015,174
   Inventories                                     7,853,841               6,180,422
   Prepaid expenses and other                      1,235,524                 966,287
                                                ------------            ------------
      Total current assets                        63,623,858              72,695,860

PLANT AND EQUIPMENT - NET                         33,151,993              31,574,547

OTHER ASSETS
   Long-term investments                          55,831,594              33,945,446
   Patents and other assets, net                   2,184,888               2,162,567
                                                ------------            ------------
      Total other assets                          58,016,482              36,108,013
                                                ------------            ------------
Total assets                                    $154,792,333            $140,378,420
                                                ============            ============


                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                             $  8,968,494            $  5,794,832
   Accrued liabilities                             7,004,995               5,566,085
                                                ------------            ------------
      Total current liabilities                   15,973,489              11,360,917

DEFERRED INCOME TAXES                              1,287,463               1,213,862

SHAREHOLDERS' INVESTMENT
   Common stock                                    2,095,459               2,084,957
   Additional paid-in capital                     47,311,156              44,963,895
   Other shareholders' equity                     88,124,766              80,754,789
                                                ------------            ------------
      Total shareholders' investment             137,531,381             127,803,641
                                                ------------            ------------

Total liabilities and
   shareholders' investment                     $154,792,333            $140,378,420
                                                ============            ============




    See accompanying notes to condensed consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              For the Three Months Ended March 31, 1997 and 1996



                                        1997            1996
                                    -----------     -----------
NET SALES                           $41,902,122     $35,908,083

COST OF GOODS SOLD                   27,169,956      22,377,952
                                    -----------     -----------

      Gross profit                   14,732,166      13,530,131


OPERATING EXPENSES:
   Research and development           2,077,268       1,727,234
   Selling, general
      & administrative                2,690,391       3,642,004
   Patent settlement                          0       4,000,000
                                    -----------     -----------
      Total operating expenses        4,767,659       9,369,238
                                    -----------     -----------

      Income from operations          9,964,507       4,160,893


OTHER INCOME
   Interest and dividend income         951,649         815,275
   Other, net                            23,122          17,481
                                    -----------     -----------

      Total other income                974,771         832,756
                                    -----------     -----------

      Income before provision
         for federal income taxes    10,939,278       4,993,649

PROVISION FOR FEDERAL INCOME TAXES    3,555,000       1,648,000
                                    -----------     -----------

NET INCOME                          $ 7,384,278     $ 3,345,649
                                    ===========     ===========


EARNINGS PER SHARE                  $      0.21     $      0.10


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING             35,745,958      34,761,962




    See accompanying notes to condensed consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months Ended March 31, 1997 and 1996


                                                                  1997                   1996
                                                             ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 7,384,278             $ 3,345,649
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                         1,519,844                 989,598
         Loss (Gain) on disposal of equipment                      5,319                       0
         Deferred income taxes                                    44,130               1,362,768
         Amortization of deferred compensation                   154,424                 115,510
         Change in assets and liabilities:
            Accounts receivable, net                          (3,231,461)             (1,726,603)
            Inventories                                       (1,673,419)               (614,885)
            Prepaid expenses and other                          (152,932)                (66,553)
            Accounts payable                                   3,173,662               1,793,527
            Accrued liabilities                                1,438,910               2,090,087
                                                            ------------             -----------
        Net cash provided by
           operating activities                                8,662,755               7,289,098
                                                            ------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (Increase) in short-term investments               9,604,573              (2,732,274)
   Plant and equipment additions                              (3,056,724)             (4,363,901)
   Proceeds from sale of plant and equipment                       1,500                       0
   Increase in long-term investments                         (22,134,246)             (2,954,245)
   Increase in other assets                                      (77,167)                (99,591)
                                                            ------------             -----------
        Net cash used for
           investing activities                              (15,662,064)            (10,150,011)
                                                            ------------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                   2,357,763               2,422,659
                                                            ------------             -----------
        Net cash provided by
           financing activities                                2,357,763               2,422,659
                                                            ------------             -----------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                           (4,641,546)               (438,254)

CASH AND CASH EQUIVALENTS,
   beginning of period                                        16,730,356              14,115,041
                                                            ------------             -----------
CASH AND CASH EQUIVALENTS,
   end of period                                             $12,088,810             $13,676,787
                                                            ============             ===========


See accompanying notes to condensed financial statements

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1996 annual report on Form 10-K.


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1997, and December 31, 1996, and the results of operations and cash flows for the interim periods presented.


(3)  Inventories consisted of the following at the respective quarter ends:


                                   March 31, 1997  December 31, 1996
                                   --------------  -----------------
               Raw materials        $5,348,393         $3,860,534
               Work-in-process         348,336            348,336
               Finished goods        2,157,112          1,971,552
                                    ----------         ----------
                                    $7,853,841         $6,180,422
                                    ==========         ==========



(4) During the quarter ended March 31, 1997, the Company reclassified $11,207,492 of U.S. Government fixed income securities from held-to-maturity to available-for-sale. This resulted in recording an unrealized net of tax gain of $24,621.


(5) All earnings per share amounts and weighted daily average of shares of common stock outstanding have been restated, to reflect the two-for-one stock split effected in the form of a 100 percent common stock dividend issued to shareholders on June 24, 1996.

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        FIRST QUARTER  1997  VERSUS  FIRST QUARTER  1996

        Net Sales. Net sales for the first quarter of 1997 increased by approximately $5,994,000, or 17%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 17% as automatic mirror unit shipments increased by 20% from approximately 720,000 in the first quarter of 1996 to 864,000 in the current quarter. This increase reflected increased penetration on domestic and foreign 1997 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 46% compared with the first quarter in 1996. Shipments to customers in North America increased by 11%, compared with approximate 5% growth in North American light vehicle production. Net sales of the Company's fire protection products increased 12%, primarily due to increased sales of the Company's audible and visual signals, such as primary evacuation horns and strobe warning lights.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 62% in the first quarter of 1996 to 65% for the comparable period in 1997. This increased percentage primarily reflected automotive customer price reductions not fully offset by productivity improvements, relatively low yields on the Company's new aspheric exterior mirrors as volume shipments began during the quarter, and increased overhead and start-up expenses for the new 1998 model year mirror programs.

        Operating Expenses. Research and development expenses increased approximately $350,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including aspheric exterior mirrors, thin glass exterior mirrors, and mirrors with other electronic features. Selling, general and administrative expenses decreased approximately $952,000, and decreased from 10% to 6% of net sales, when compared with the first quarter of 1996. This decreased expense primarily reflected lower patent litigation legal expense accruals of
        $30,000, compared to $1,200,000 last year.   During the first quarter
        in 1996, the Company recorded a one-time charge of $4,000,000 in connection with the settlement of its patent litigation with Donnelly Corporation.

        Other Income - Net.   Investment income increased by approximately
        $142,000 when compared with the first quarter of 1996, primarily due to the higher investable fund balances.


        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $103,482,000 at March 31, 1997, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

        TRENDS AND DEVELOPMENTS:

        In addition to price reductions over the life of its long-term contracts, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience some pressure for raw material cost increases. The Company began volume shipments of its new aspheric exterior mirrors during the first quarter and will begin volume shipments of its new thin glass exterior mirrors toward the end of the second quarter; margins will be adversely affected to the extent that the Company is unable to improve glass yields to target levels and ramp-up production on schedule.

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

        During February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standard (FAS) No. 128 "Earnings Per Share." This standard is effective for periods ending after December 15, 1997. The Company will adopt FAS No. 128 in its fourth quarter for the year ending December 31, 1997. The Company does not expect the impact of FAS No. 128 to materially affect the financial statements.

PART II.     OTHER INFORMATION


       Item 6.     Exhibits and Reports on Form 8-K

       (a)         See Exhibit Index on Page 10.

       (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      GENTEX CORPORATION



Date    4/30/97                        /s/  Fred T. Bauer
     ---------------                  -----------------------
                                      Fred T. Bauer
                                      Chairman and Chief
                                      Executive Officer




Date    4/30/97                        /s/  Enoch C. Jen
    ---------------                  -----------------------
                                     Enoch C. Jen
                                     Vice President-Finance,
                                     Principal Financial and
                                     Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION                                                            PAGE
-----------     -----------                                                            ----
3(a)            Registrant's Articles of Incorporation were filed in 1981 as Exhibit
                2(a) to a Registration Statement on Form S-18 (Registration No.
                2-74226C), an Amendment to those Articles was filed as Exhibit 3 to
                Registrant's Report on Form 10-Q in August of 1985, an additional
                Amendment to those Articles was filed as Exhibit 3(a)(i) to
                Registrant's Report on Form 10-Q in August of 1987, and an additional
                Amendment to those Articles was filed as Exhibit 3(a)(2) to
                Registrant's Report on Form 10-K dated March 10, 1992, all of which are hereby incorporated herein by reference.  Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as Exhibit
                3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and the same is incorporated herein by reference.

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

4(b)(2)         Second Amendment to Shareholder Protection Rights Agreement,
                effective November 8, 1996, was filed as Exhibit 4(b)(2) to
                Registrant's Report on Form 10-K, dated March 7, 1997, and the same is hereby incorporated herein by reference.

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

*10(b)(1)       Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective March 7, 1997), was filed as Exhibit 10(b)(1) to
                Registrant's Report on Form 10-K dated March 7, 1997, and the same is hereby incorporated herein by reference.


EXHIBIT NO.     DESCRIPTION                                                                 PAGE
-----------     -----------                                                                 ----
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

*10(b)(4)       Gentex Corporation Non-Employee Director Stock Option Plan (as
                amended and restated, effective March 7, 1997) was filed as Exhibit
                10(b)(4) to Registrant's Report on Form 10-K dated March 7, 1997, and the same is incorporated herein in reference.


10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration
                Statement on Form S-2 (Registration No. 33-30353) as Exhibit 10(k) and the same is hereby incorporated herein by reference.

27              Financial Data Schedule


                        -------------------------------


*    Indicates a compensatory plan or arrangement.