Form 10-Q
period 1997-06-30
GENTEX CORP
filed 1997-07-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________



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

           Yes   x        No
               ------        ------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
             Yes                 No
                 ----               ----

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Shares Outstanding
               Class                             at July 14, 1997
               -----                            ------------------
     Common Stock, $0.06 Par Value                  35,028,985




                       Exhibit Index located at page  10

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     AT JUNE 30, 1997 AND DECEMBER 31, 1996



                                           ASSETS
                                           ------
                                                            June 30, 1997                 December 31, 1996
                                                            -------------                 -----------------
CURRENT ASSETS
   Cash and cash equivalents                                 $ 11,666,591                  $ 16,730,356
   Short term investments                                      15,465,427                    31,803,621
   Accounts receivable, net                                    21,484,437                    17,015,174
   Inventories                                                  9,402,711                     6,180,422
   Prepaid expenses and other                                   1,366,519                       966,287
                                                             ------------                  ------------
      Total current assets                                     59,385,685                    72,695,860

PLANT AND EQUIPMENT - NET                                      37,220,133                    31,574,547

OTHER ASSETS
   Long-term investments                                       66,876,110                    33,945,446
   Patents and other assets, net                                2,224,608                     2,162,567
                                                             ------------                  ------------

      Total other assets                                       69,100,718                    36,108,013
                                                             ------------                  ------------

Total assets                                                 $165,706,536                  $140,378,420
                                                             ============                  ============



                                           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                          $ 10,182,021                  $  5,794,832
   Accrued liabilities                                          6,485,314                     5,566,085
                                                             ------------                  ------------

      Total current liabilities                                16,667,335                    11,360,917

DEFERRED INCOME TAXES                                           1,695,540                     1,213,862

SHAREHOLDERS' INVESTMENT
   Common stock                                                 2,101,739                     2,084,957
   Additional paid-in capital                                  48,480,837                    44,963,895
   Other shareholders' equity                                  96,761,085                    80,754,789
                                                             ------------                  ------------

      Total shareholders' investment                          147,343,661                   127,803,641
                                                             ------------                  ------------

Total liabilities and
   shareholders' investment                                  $165,706,536                  $140,378,420
                                                             ============                  ============



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended                             Six Months Ended
                                                         June 30                                       June 30
                                              ------------------------------               ---------------------------------
                                                  1997              1996                      1997                   1996
NET SALES                                     $44,873,334        $38,672,711               $86,775,456           $74,580,794

COST OF GOODS SOLD                             29,068,728         24,181,145                56,238,684            46,559,097
                                              ------------------------------               ---------------------------------


      Gross profit                             15,804,606         14,491,566                30,536,772            28,021,697


OPERATING EXPENSES:
   Research and development                     2,406,945          1,907,698                 4,484,212             3,634,932
   Selling, general
      & administrative                          2,779,137          2,728,007                 5,469,528             6,370,011
   Patent settlement                                    0                  0                         0             4,000,000
                                              ------------------------------               ---------------------------------

      Total operating expenses                  5,186,082          4,635,705                 9,953,740            14,004,943
                                              ------------------------------               ---------------------------------

      Income from operations                   10,618,524          9,855,861                20,583,032            14,016,754


OTHER INCOME (EXPENSE)
   Interest and dividend income                 1,020,651            768,705                 1,972,300             1,583,980
   Other, net                                     213,671               (282)                  236,793                17,199
                                              ------------------------------               ---------------------------------

      Total other income                        1,234,322            768,423                 2,209,093             1,601,179
                                              ------------------------------               ---------------------------------

      Income before provision
         for federal income taxes              11,852,846         10,624,284                22,792,125            15,617,933

PROVISION FOR FEDERAL INCOME TAXES              3,852,000          3,400,000                 7,407,000             5,048,000
                                              ------------------------------               ---------------------------------


NET INCOME                                     $8,000,846         $7,224,284               $15,385,125           $10,569,933
                                              ==============================               =================================


EARNINGS PER SHARE                                  $0.22              $0.20                     $0.43                 $0.30


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                       35,812,342         35,606,575                35,785,633            35,214,307



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                                    1997                             1996
                                                                              ---------------                   -------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                        $ 15,385,125                      $ 10,569,933
            Adjustments to reconcile net income to net
               cash provided by operating activities-
                  Depreciation and amortization                                  3,037,338                         1,990,480
                  Loss (Gain) on disposal of equipment                               5,319                               (81)
                  Deferred income taxes                                           (149,458)                        1,372,259
                  Amortization of deferred compensation                            284,510                           235,200
                  Change in assets and liabilities:
                     Accounts receivable, net                                   (4,469,263)                       (2,886,760)
                     Inventories                                                (3,222,289)                         (842,428)
                     Prepaid expenses and other                                   (115,172)                         (177,838)
                     Accounts payable                                            4,387,189                         4,749,531
                     Accrued liabilities                                           919,229                        (2,908,747)
                                                                              ------------                      ------------
                            Net cash provided by
                               operating activities                             16,062,528                        12,101,549
                                                                              ------------                      ------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
            Decrease in short-term investments                                  16,338,194                         2,019,148
            Plant and equipment additions                                       (8,593,511)                       (9,465,242)
            Proceeds from sale of plant and equipment                                1,500                               627
            Increase in long-term investments                                  (31,941,877)                       (3,817,935)
            Increase in other assets                                              (172,511)                         (136,024)
                                                                              ------------                      ------------
                            Net cash used for
                               investing activities                            (24,368,205)                      (11,399,426)
                                                                              ------------                      ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Issuance of common stock and tax benefit of
              stock plan transactions                                            3,241,912                         5,388,521
                                                                              ------------                      ------------
                            Net cash provided by
                               financing activities                             3,241,912                         5,388,521
                                                                             ------------                      ------------


         NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                                    (5,063,765)                        6,090,644

         CASH AND CASH EQUIVALENTS,
            beginning of period                                                 16,730,356                        14,115,041
                                                                              ------------                      ------------

         CASH AND CASH EQUIVALENTS,
            end of period                                                     $ 11,666,591                      $ 20,205,685
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


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1997, and December 31, 1996, and the results of operations and cash flows for the interim periods presented.


(3)  Inventories consisted of the following at the respective quarter ends:


                                 June 30, 1997      December 31, 1996
                                 -------------      -----------------
               Raw materials       $5,915,205         $3,860,534
               Work-in-process        348,336            348,336
               Finished goods       3,139,170          1,971,552
                                   ----------         ----------
                                   $9,402,711         $6,180,422
                                   ==========         ==========

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        SECOND QUARTER  1997  VERSUS  SECOND QUARTER  1996

        Net Sales. Net sales for the second quarter of 1997 increased by approximately $6,201,000, or 16%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by 17% as automatic mirror unit shipments increased by 11% from approximately 811,000 in the second quarter of 1996 to 897,000 in the current quarter. This increase reflected increased penetration on foreign 1997 and 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 82% compared with the second quarter in 1996, primarily due to increased shipments of exterior aspheric mirrors for Mercedes-Benz and new interior mirror programs. Shipments to customers in North America decreased by 13%, compared with an approximate 2% decline in North American light vehicle production, primarily due to strikes at two major customers. Net sales of the Company's fire protection products increased 7%, primarily due to increased sales of the Company's audible signals, strobes and AC/DC smoke detectors.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63% in the second quarter of 1996 to 65% for the comparable period in 1997. This increased percentage primarily reflected automotive customer price reductions not fully offset by productivity improvements, relatively low yields on the Company's new aspheric and "thin glass" exterior mirrors as shipments increased during the quarter, production support start-up expenses for the new 1998 model year mirror programs, and temporary under-utilization of the Company's State Street automotive products manufacturing facility.

        Operating Expenses. Research and development expenses increased approximately $499,000, but remained at approximately 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including aspheric exterior mirrors, thin glass exterior mirrors, and mirrors with other electronic features. Selling, general and administrative expenses increased approximately $51,000, but decreased from 7% to 6% of net sales, when compared with the second quarter of 1996. This increased expense primarily reflected increased sales expense in Europe to support higher sales and increased Michigan Single Business Tax expense due to increased profitability, offset by lower patent litigation legal expense accruals of $30,000, compared to $300,000 last year.

        Other Income - Net.   Investment income increased by approximately
        $252,000 when compared with the second quarter of 1996, primarily due to the higher investable fund balances and higher interest rates. Other income in the second quarter primarily reflected net realized gains on the sale of equity investments of $168,000.

        SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996

        Net Sales. Net sales for the six months ended June 30, 1997, increased by approximately $12,195,000, or 16%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 1,531,000 in the first six months of 1996 to 1,760,000 in the first six months of 1997. This increase reflected increased penetration on foreign 1997 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 65% compared with the first six months of 1996, primarily due to increased shipments of exterior aspheric mirrors for Mercedes-Benz and new interior mirror programs. Shipments to customers in North America decreased by 2%, primarily due to strikes at two major customers. Net sales of the Company's fire protection products increased 9%, primarily due to increased sales of the Company's audible signals, strobes and AC/DC smoke detectors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

        SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996 (CONT.)

        Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
        increased from 62% in the first six months of 1996 to 65% for the comparable period in 1997. This increased percentage primarily reflected automotive customer price reductions not fully offset by productivity improvements, relatively low yields on the Company's new aspheric and "thin glass" exterior mirrors as shipments began during the period, production support start-up expenses for the new 1998 model year mirror programs, and temporary under-utilization of the Company's State Street automotive products manufacturing facility.

        Operating Expenses.   For the six months ended June 30, 1997, research
        and development expenses increased approximately $849,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including aspheric exterior mirrors, thin glass exterior mirrors, and mirrors with other electronic features. Selling, general and administrative expenses decreased approximately $900,000, and decreased from 9% to 6% of net sales, when compared with the first six months of 1996. This decreased expense primarily reflected lower patent litigation accruals of $60,000, compared to $1,500,000 last year, as a result of the patent litigation settlement in 1996, partially offset by increased Michigan Single Business tax expense due to increased profitability. During the first quarter in 1996, the Company recorded a one-time charge of $4,000,000 in connection with the settlement of its patent litigation with Donnelly Corporation.

        Other Income - Net.    Investment income for the six months ended June
        30, 1997, increased by approximately $388,000 as compared to the first six months of 1996, primarily due to the higher investable fund balances and higher interest rates.

        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $109,594,000 at June 30, 1997, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

        TRENDS AND DEVELOPMENTS:

        In addition to price reductions over the life of its long-term contracts, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience some pressure for raw material cost increases. The Company began volume shipments of its new aspheric exterior mirrors during the first quarter and began volume shipments of its new thin glass exterior mirrors toward the end of the second quarter; therefore, margins will be adversely affected to the extent that the Company is unable to improve glass yields to target levels and ramp-up production on schedule.

        Due to the Company's relatively small number of large automotive customers, the Company's quarterly operating results are affected by the levels and timing of customer releases, which can significantly vary due to automotive industry sales and production levels, strikes at customer plants and plant vacation shutdowns. The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term contracts. The General Motors contract is in effect through the 1998 model year, and the contracts with BMW are in effect for the four-year period ending March 31, 1999. The term of the Ford contract is through December 1999, and the Chrysler contract runs through the 1999 Model Year.

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

PART II.     OTHER INFORMATION
             -----------------



       Item 6.     Exhibits and Reports on Form 8-K
                   -----------------------------------

       (a)         See Exhibit Index on Page 11.

       (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         GENTEX CORPORATION





 Date  7/30/97                           /s/ Fred T. Bauer
      -------------------------          -----------------------
                                         Fred T. Bauer
                                         Chairman and Chief
                                         Executive Officer




 Date   7/30/97                          /s/ Enoch C. Jen
      -------------------------          -----------------------
                                         Enoch C. Jen
                                         Vice President-Finance,
                                         Principal Financial and
                                         Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                                                     DESCRIPTION                                                    PAGE
-----------                                                     -----------                                                    ----
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