Form 10-Q
period 1997-09-30
GENTEX CORP
filed 1997-10-31
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
       ___________


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


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    x             No
               -------             -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes                  No
               -------             -------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              Shares Outstanding
                  Class                       at October 13, 1997
                  -----                       -------------------
       Common Stock, $0.06 Par Value              35,258,240




                       Exhibit Index located at page  10

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  At September 30, 1997 and December 31, 1996



                                           ASSETS
                                                               September 30, 1997       December 31, 1996
                                                               ------------------       -----------------
CURRENT ASSETS
   Cash and cash equivalents                                     $ 16,399,294            $ 16,730,356
   Short term investments                                          11,189,252              31,803,621
   Accounts receivable, net                                        23,738,128              17,015,174
   Inventories                                                      8,495,321               6,180,422
   Prepaid expenses and other                                       1,193,953                 966,287
                                                                 ------------            ------------

      Total current assets                                         61,015,948              72,695,860

PLANT AND EQUIPMENT - NET                                          39,124,472              31,574,547

OTHER ASSETS
   Long-term investments                                           73,412,133              33,945,446
   Patents and other assets, net                                    2,222,076               2,162,567
                                                                 ------------            ------------

      Total other assets                                           75,634,209              36,108,013
                                                                 ------------            ------------

Total assets                                                     $175,774,629            $140,378,420
                                                                 ============            ============



                               LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                              $  8,593,273            $  5,794,832
   Accrued liabilities                                              5,195,306               5,566,085
                                                                 ------------            ------------

      Total current liabilities                                    13,788,579              11,360,917

DEFERRED INCOME TAXES                                               2,203,096               1,213,862

SHAREHOLDERS' INVESTMENT
   Common stock                                                     2,115,494               2,084,957
   Additional paid-in capital                                      51,608,727              44,963,895
   Other shareholders' equity                                     106,058,733              80,754,789
                                                                 ------------            ------------

      Total shareholders' investment                              159,782,954             127,803,641
                                                                 ------------            ------------

Total liabilities and
   shareholders' investment                                      $175,774,629            $140,378,420
                                                                 ============            ============



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended               Nine Months Ended
                                                  September 30                     September 30
                                          ---------------------------      ---------------------------
                                              1997            1996             1997           1996
                                          -----------     -----------      ------------   ------------
NET SALES                                 $46,968,427     $36,797,757      $133,743,883   $111,378,551

COST OF GOODS SOLD                         30,264,933      23,748,882        86,503,617     70,307,979
                                          ---------------------------      ---------------------------

      Gross profit                         16,703,494      13,048,875        47,240,266     41,070,572


OPERATING EXPENSES:
   Research and development                 2,406,153       1,941,823         6,890,365      5,576,755
   Selling, general
      & administrative                      2,587,579       2,655,266         8,057,107      9,025,277
   Patent Settlement                                0               0                 0      4,000,000
                                          ---------------------------      ---------------------------

      Total operating expenses              4,993,732       4,597,089        14,947,472     18,602,032
                                          ---------------------------      ---------------------------

      Income from operations               11,709,762       8,451,786        32,292,794     22,468,540


OTHER INCOME (EXPENSE)
   Interest, net                            1,045,992         855,951         3,018,292      2,439,932
   Other                                       85,394          73,432           322,187         90,631
                                          ---------------------------      ---------------------------

      Total other income                    1,131,386         929,383         3,340,479      2,530,563
                                          ---------------------------      ---------------------------

      Income before provision
         for federal income taxes          12,841,148       9,381,169        35,633,273     24,999,103

PROVISION FOR FEDERAL INCOME TAXES          4,174,000       3,048,000        11,581,000      8,096,000
                                          ---------------------------      ---------------------------


NET INCOME                                $ 8,667,148     $ 6,333,169      $ 24,052,273   $ 16,903,103
                                          ===========================      ===========================


EARNINGS PER SHARE                              $0.24           $0.18             $0.67          $0.48


WEIGHTED DAILY AVERAGE OF
COMMON STOCK OUTSTANDING                   36,083,936      35,772,083        35,887,713     35,425,510


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                       1997                    1996
                                                                   -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $24,052,273             $16,903,103
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                               4,334,341               3,071,615
         Loss (Gain) on disposal of equipment                           12,011                     (81)
         Deferred income taxes                                         (76,590)              1,338,610
         Amortization of deferred compensation                         428,904                 387,786
         Change in assets and liabilities:
            Accounts receivable, net                                (6,722,954)             (3,910,047)
            Inventories                                             (2,314,899)               (713,898)
            Prepaid expenses and other                                  (8,299)                 28,942
            Accounts payable                                         2,798,441               2,331,119
            Accrued liabilities                                       (370,779)             (3,372,560)
                                                                   -----------             -----------
                Net cash provided by
                   operating activities                             22,132,449              16,064,589
                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in short-term investments                               20,614,369               4,419,367
   Plant and equipment additions                                   (11,752,682)            (13,103,753)
   Proceeds from sale of plant and equipment                             1,500                     627
   Increase in long-term investments                               (37,048,239)             (6,967,622)
   Increase in other assets                                           (215,703)               (206,870)
                                                                   -----------             -----------
                Net cash used for
                   investing activities                            (28,400,755)            (15,858,251)
                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                         5,937,244               7,524,282
                                                                   -----------             -----------
                Net cash provided by
                   financing activities                              5,937,244               7,524,282
                                                                   -----------             -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (331,062)              7,730,620

CASH AND CASH EQUIVALENTS,
   beginning of period                                              16,730,356              14,115,041
                                                                   -----------             -----------
CASH AND CASH EQUIVALENTS,
   end of period                                                   $16,399,294             $21,845,661
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


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1997, and December 31, 1996, and the results of operations and cash flows for the interim periods presented.


(3)  Inventories consisted of the following at the respective quarter ends:


                              September 30, 1997  December 31, 1996
                              ------------------  -----------------
             Raw materials        $5,520,455         $3,860,534
             Work-in-process         433,767            348,336
             Finished goods        2,541,099          1,971,552
                                  ----------         ----------
                                  $8,495,321         $6,180,422
                                  ==========         ==========

                     GENTEX  CORPORATION  AND  SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        THIRD QUARTER  1997  VERSUS  THIRD QUARTER  1996

        Net Sales. Net sales for the third quarter of 1997 increased by approximately $10,171,000, or 28%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 33% as automatic mirror unit shipments increased by 32% from approximately 740,000 in the third quarter of 1996 to 975,000 in the current quarter. This increase reflected increased penetration on domestic and foreign 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 35% compared with the third quarter in 1996, primarily due to increased shipments of exterior aspheric mirrors for Mercedes-Benz and new interior mirror programs. Shipments to customers in North America increased by 30%, primarily due to new light truck/SUV interior and exterior mirror programs. Net sales of the Company's fire protection products decreased 4%, primarily due to a later-than-expected introduction of a new horn/strobe signal product.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65% in the third quarter of 1996 to 64% for the comparable period in 1997. This decreased percentage primarily reflected fixed overhead costs spread over higher sales volume, despite automotive customer price reductions and lower glass yields on new products.

        Operating Expenses. Research and development expenses increased approximately $464,000, but remained at approximately 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including aspheric exterior mirrors, thin glass exterior mirrors, and mirrors with other electronic features. Selling, general and administrative expenses decreased approximately $68,000, and decreased from 7% to 6% of net sales, when compared with the third quarter of 1996. This decreased expense primarily reflected a decline in sales commission expense in Europe and decreased advertising expense.

        Other Income - Net.   Investment income increased by approximately
        $190,000 when compared with the third quarter of 1996, primarily due to higher investable fund balances.


        NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

        Net Sales. Net sales for the nine months ended September 30, 1997, increased by approximately $22,365,000, or 20%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 2,271,000 in the first nine months of 1996 to 2,735,000 in the first nine months of 1997. This increase reflected increased penetration on domestic and foreign 1997 and 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 54% compared with the first nine months of 1996, primarily due to increased shipments of exterior aspheric mirrors for Mercedes-Benz and new interior mirror programs. Shipments to customers in North America increased by 8%, primarily due to increased shipments of exterior mirrors. Net sales of the Company's fire protection products increased 4%, primarily due to increased sales of the Company's audible signals, strobes and AC/DC smoke detectors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

        NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONT.)

        Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
        increased from 63% in the first nine months of 1996 to 65% for the comparable period in 1997. This increased percentage primarily reflected automotive customer price reductions not fully offset by productivity improvements, relatively low yields on the Company's new aspheric and convex exterior mirrors, production support start-up expenses for the new 1998 model year mirror programs, and temporary under-utilization of the Company's State Street automotive products manufacturing facility.

        Operating Expenses.   For the nine months ended September 30, 1997,
        research and development expenses increased approximately $1,314,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including aspheric exterior mirrors, thin glass exterior mirrors, and mirrors with other electronic features. Selling, general and administrative expenses decreased approximately $968,000, and decreased from 8% to 6% of net sales, when compared with the first nine months of 1996. This decreased expense primarily reflected a reduction in patent litigation accruals of $1,440,000, as a result of the patent litigation settlement in 1996, partially offset by increased Michigan Single Business tax expense due to increased profitability. During the first quarter in 1996, the Company recorded a one-time charge of $4,000,000 in connection with the settlement of its patent litigation with Donnelly Corporation.

        Other Income - Net.    Investment income for the nine months ended
        September 30, 1997, increased by approximately $578,000 as compared to the first nine months of 1996, primarily due to higher investable fund balances.

        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $120,640,000 at September 30, 1997, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

        TRENDS AND DEVELOPMENTS:

        In addition to price reductions over the life of its long-term contracts, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience some pressure for raw material cost increases. The Company is making volume shipments of its new aspheric and convex exterior mirrors; therefore, margins will be adversely affected to the extent that the Company is unable to improve glass yields to target levels.

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

PART II.     OTHER INFORMATION



     Item 6.     Exhibits and Reports on Form 8-K

     (a)         See Exhibit Index on Page 11.

     (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                GENTEX CORPORATION






Date    10/31/97                   /s/  Fred T. Bauer
    ----------------            ------------------------------------------
                                Fred T. Bauer
                                Chairman and Chief
                                Executive Officer




Date    10/31/97                   /s/  Enoch C. Jen
    ----------------            ------------------------------------------
                                Enoch C. Jen
                                Vice President-Finance,
                                Principal Financial and
                                Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION                                     PAGE
-----------                             -----------                                     ----
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

3(c)            First Amendment to Registrant's Bylaws, effective August 25,
                1997                                                                    12

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