Form 10-K
period 1997-12-31
GENTEX CORP
filed 1998-03-17
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ________________  to ______________.

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


                                 (616) 772-1800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


     Title of each Class             Name of each exchange on which registered
         NONE                      --------------------------------------------


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
     Yes  X    No:
         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 1, 1998, 35,650,765 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $1,075,252,410 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 31

Statements in this Annual Report on Form 10-K which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are forward-looking statements and involve risks and uncertainties described below under the headings "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.



                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology. These products consist primarily of two product lines: automatic-dimming rearview mirrors and fire protection products.
     The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior Night Vision Safety(TM) (NVS(R)) Mirror, an electrochromic automatic-dimming interior rearview mirror, providing the first successful commercial application of electrochromic technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior Night Vision Safety(TM) Mirror Sub-Assembly, which works as a complete glare-control system with the interior NVS(R) Mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products - thin glass flat, convex and aspheric.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     See Note (9) to the Consolidated Financial Statements filed with this report.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company currently manufactures two electro-optic product lines: automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry.

AUTOMATIC REARVIEW MIRRORS.
     Interior NVS(R) Mirrors.   In 1987, the Company achieved a significant
technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The NVS(R) Mirror offers all of the continuous reflectance levels between its approximate 75% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.

     During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its NVS(R) Lighted Mirror, with map/reading lights, and during 1993, the Company began shipping its NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a third-generation NVS(R) Headlamp Control Mirror, a second-generation NVS(R) Compass Mirror, and a new interior NVS(R) Mirror that digitally displays either a compass or outside temperature reading. The compass and outside temperature display technology was developed and patented by Prince, a Johnson Controls Company.
     The Company sold approximately 1,811,000 interior NVS(R) Mirrors in 1995, approximately 2,423,000 in 1996, and approximately 2,799,000 in 1997.
     During 1997, the unit growth primarily continued as a result of increased penetration of a number of high-volume light vehicles manufactured in North America, including pickup trucks and sport/utility vehicles from the Big Three auto manufacturers, as well as increased penetration of light vehicle models manufactured outside North America, including new, higher-volume vehicles in Europe. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 1998 and 1998-1/2 vehicle models:

TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE


GM/Cadillac    Deville                                        S*
               D'Elegance                                     S*
               Catera                                         S
               Concours                                       S*
               Eldorado                                       S*
               Eldorado Touring Coupe                         S*
               Seville                                        S*
               Seville STS                                    S*
GM/Buick       LeSabre Limited                                S*
               Park Avenue                     (ECC)          S
               Park Avenue-Ultra               (ECC)          S
               Riviera                                        O*
GM/Oldsmobile  88 Regency                      (ECC)          S
               88 LSS                          (ECC)          S
               Aurora                          (ECC)          S
               Bravada                                        S
GM/Pontiac     Bonneville SSE                                 O
GM/Chevrolet   Blazer                                         O
               C/K Pickup                      (ECC)          O
               Suburban                        (ECC/T)        O
GM/GMC         C/K Pickup                      (ECC)          O
               C/K Crew Cab Pickup             (ECC)          O
               Jimmy                                          O
               Yukon  (2-Door)                 (ECC/T)        O
               Yukon  (4-Door)                 (ECC/T)        S
               Suburban                        (ECC/T)        O
Ford/Lincoln   Town Car Cartier                               S
               Town Car Executive                             O
               Town Car Signature                             S
               Mark VIII                                      S
               Navigator                                      O
Ford           Crown Victoria                  (ECC)          O
               Explorer Limited                (EH)           S
               Explorer (Sport, EB, XLT)       (EH)           O
               Windstar                        (EH)           O
Ford/Mercury   Grand Marquis                   (ECC)          O
               Mountaineer                                    O
Chrysler       LHS                                            S
               Concorde                                       O
               Town & Country LXi                             S
Dodge          Intrepid                                       O
               Grand Caravan ES                               S
               Ram Pickup                                     O
               Dakota Pickup                                  O
               Durango                                        O
Jeep           Grand Cherokee Limited                         S
               Grand Cherokee Laredo                          O



Audi                            A8                             O
Bentley                                               (RKE)    S
BMW                             800 Series                     S
                                700 Series                     O
                                500 Series                     O
                                300 Series                     O
Daewoo                          Arcadia                        S
                                Brougham                       O
Fiat                            Lancia Kappa                   O
                                Alfa Romeo 164                 O
Fiat/Brazil                     Tempra                         O
Honda                           Inspire  (5 Cyl.)              O
                                Inspire  (6 Cyl.)              S
                                Sabre    (5 Cyl.)              O
                                Sabre    (6 Cyl.)              S
Hyundai                         Grandeur                       O
                                Marcia                         O
Infiniti                        Q45                            S
                                J30                            S
                                I30                            O
KIA Motors Corp.                Potentia  (3.0 L)              S
 (Korea)                        Potentia  (2.2 L)              O
                                Credos                         O
Lexus                           GS300                          O
                                GS400                          S
                                LS400                          S
                                RX300                          S
                                SC300                          S
                                SC400                          S
Mercedes-Benz                   S Class Coupe                  S
                                S Class Sedans                 O
                                SL Roadster                    O
                                E Class Convertible            O
                                E Class Sedan                  O
                                C Class Sedan                  O
                                CLK Coupe                      O
Mitsubishi                      Diamante                       O
Nissan                          Cima                           O
                                Cedric                         O
                                Gloria                         O
                                Leopard                        O
                                Laurel                         O
Opel                            Omega                          O
Porsche                         911                            O
Rolls Royce                                           (RKE)    S
Toyota                          4-Runner**                     O
                                Avalon XL**           (ECC/T)  O
                                Avalon XLS**          (ECC)    O
                                Camry**               (ECC/T)  O
                                Land Cruiser**                 O
                                T-100**                        O


                          KEY:  S = Standard equipment
                                O = Optional equipment

                          EH = NVS(R) Mirror with Automatic Headlamp Control
                          EL = NVS(R) Mirror with Map Lights
                          ECC = NVS(R) Mirror with Electronic Compass Display
                          ECC/T = NVS(R) Mirror w/Electronic Compass and Temperature Display
                          RKE = NVS(R) Mirror with Remote Keyless Entry
                          *   ECC offered as upgrade option
                          **  NVS(R) Mirrors are offered as optional equipment
                              through Southeast Toyota Distributors in the
                              states of FL, GA, NC, SC and AL, and Gulf States
                              Toyota in the states of TX, MS, AR, LA and OK.

     Exterior NVS(R) Mirror Sub-Assemblies.    The Company has devoted
substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior NVS(R) mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to eight exterior mirror suppliers to General Motors, Chrysler, Ford, BMW and Mercedes-Benz, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.
     The Company sold approximately 417,000 exterior NVS(R) Mirror Sub-Assemblies during 1995, approximately 656,000 in 1996, and approximately 1,079,000 in 1997. During 1997, unit growth accelerated primarily as a result of the Company's three new exterior mirror products.
     The exterior NVS(R) Mirror is standard equipment or a factory-installed option on the following 1998 and 1998- 1/2 vehicle models.




TABLE 2.   EXTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE.

GM/Cadillac            Concours                       S                      Audi           A6                     (F/C/A)     O
                       D'Elegance                     S                      BMW            500 Series             (F & C)     O
                       Deville                        O                                     700 Series             (F & C)     O
                       Eldorado                       O                      Mercedes-Benz  CLK Coupe              (F/A)       O
                       Eldorado Touring Coupe         O                                     E Class Convertible    (F/A)       O
                       Seville                        O                                     E Class Sedan          (F/A)       O
                       Seville STS                    S                                     S Class Coupe          (F/A)       O
GM/Buick               LeSabre Limited                O                                     S Class Sedan          (F/A)       O
                       Park Avenue                    O                                     SL Roadster            (F/A)       O
                       Park Avenue Ultra              S
                       Riviera                        O                      KEY:           S = Standard Equipment
GM/Chevrolet           Suburban          (F & C)      O                                     O = Optional Equipment
                       Tahoe (2-Door)    (F & C)      O
                       Tahoe (4-Door)    (F & C)      O                                     F = Flat Glass
GM/GMC                 Suburban          (F & C)      O                                     C = Convex Glass
                       Yukon (2-Door)    (F & C)      O                                     A = Aspheric Glass
                       Yukon (4-Door)    (F & C)      O
GM/Oldsmobile          88 Regency                     O
Ford/Lincoln           Continental                    O
                       Town Car Cartier               S
                       Town Car Executive             O
                       Town Car Signature             S
Chrysler               Town & Country LXi             S
Dodge                  Grand Caravan ES               S
Jeep                   Grand Cherokee Ltd.            S


     Product Development.   The Company plans to continue introducing
additional advanced-feature NVS(R) Mirrors. These models currently include the third-generation NVS(R) Headlamp Control Mirror, the NVS(R) Lighted Mirror with incandescent and LED map lamps, the second-generation NVS(R) Compass Mirror, the NVS(R) Mirror with Remote Keyless Entry, and the NVS(R) Compass/Temperature Mirror. Also in 1993, the Company introduced an NVS(R) Base Feature Mirror to target the high-volume, mid-priced vehicle segments, and larger-size interior and exterior NVS(R) Mirrors for use on vans and light trucks. A
second-generation Base Feature Mirror was introduced in 1996.   In 1996, Gentex
introduced the first automatic-dimming "aspheric" exterior mirror. Aspheric mirrors are wide-angle exterior mirrors that virtually eliminate the "blind spot." During 1997, the Company introduced thin glass flat and convex exterior mirrors, and recently announced an NVS(R) Mirror incorporating Prince/Johnson Controls' new "AutoLink(TM)" intelligent automotive communications system for the aftermarket.

     Of particular importance to the Company has been the development of its electrochromic technology for use in complete 3-mirror systems. In these systems, both the driver and passenger-side exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The sale of complete mirror systems will increase the size of the available worldwide market, and the Company has been devoting substantial research and development efforts to this project, which resulted in its first shipments, including NVS(R) convex exterior mirrors, to BMW in 1994, and volume shipments, including thin flat and convex, to GM in 1997. At the end of 1996, the Company began shipping NVS(R) aspheric exterior mirrors to Mercedes-Benz, followed by volume shipments during 1997.
     The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 1997. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional work.

     Markets and Marketing.    The Company markets its automatic rearview
mirrors to domestic and foreign automotive manufacturers under the trade name "Night Vision Safety(TM)" or NVS(R) Mirrors. In North America, the Company markets these products primarily through a direct sales force of six persons. The Company currently supplies NVS(R) Mirrors to Ford Motor Company, General Motors Corporation and Chrysler Motors Corporation under long-term agreements. During 1997, the Company negotiated a new five-year, lifetime contract for inside mirrors with General Motors through the 2002 model year, while a three-year long-term contract for outside mirrors runs through the 1998 model year. The term of the Ford contract is through December 1999, and the long-term supply agreement with Chrysler Corporation was recently extended through the 2003 model year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and Chrysler by means of sales to four exterior mirror suppliers.
     During 1993, the Company established a sales and engineering office in Germany and hired its first employee in Europe. During 1994, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities. The Company's marketing efforts in Europe are conducted through Gentex GmbH with the assistance of independent manufacturers' representatives. The Company is currently supplying mirrors to Audi, Bavarian Motor Works, A.G. (BMW), Fiat, Mercedes-Benz, Opel, Porsche and Rolls Royce. The Company has a long-term contract with BMW through March 31, 1999.
     During 1992, the Company negotiated a replacement reciprocal distribution agreement with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh markets the Company's automatic mirrors to certain Japanese automakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involves very limited technology transfer by the Company and does not include the Company's proprietary electrochromic gel formulation. The Company has been shipping electrochromic mirror assemblies under the original agreement since 1991 for Nissan Motor Co., Ltd.
     During 1993, the Company hired sales agent Continental Far East to market NVS(R) Mirrors to other Japanese automakers beyond Nissan. During 1994 and 1995, the Company began making mirror shipments to Tokai Rika Co., Ltd. for Toyota Lexus vehicle models. The Company began making direct mirror shipments to Honda and Mitsubishi, in 1995 and 1996, respectively. The Company plans to establish a sales and engineering office in Japan sometime during 1998.

     Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its NVS(R) Mirrors will be offered as standard equipment, in higher option rate packages and on more models as consumer awareness of the safety and comfort features becomes more well-known and acceptance grows.
     The Company recently announced that it will build an NVS(R) Mirror incorporating Prince/Johnson Controls' new "AutoLink(TM)" intelligent automotive communications system for the aftermarket. Future derivatives of this product may have OEM sales potential in future years. The AutoLink(TM) Mirror will be marketed by Prince/Johnson Controls Inc. Currently, the Company directs no significant efforts to the sale of NVS(R) mirrors to the automotive aftermarket. It is management's belief that such efforts are of limited value until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

     Competition.   Gentex is the leading producer of automatic rearview
mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 90% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is offering for sale to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, three Japanese manufacturers are supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.
     The Company believes its electrochromic automatic mirrors offer significant performance advantages, and that Donnelly shipped approximately 300,000 of its electrochromic mirrors to automotive customers in 1997.
However, Gentex recognizes that Donnelly Corporation is considerably larger than the Company and presents a significant competitive threat by using pricing as its primary means to attempt to gain additional electrochromic mirror business. Gentex has been involved in patent litigation with Donnelly Corporation (see discussion under the caption "Legal Proceedings").
     There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. Gentex believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using solid-state or hybrid electrochromics and liquid crystal displays may eliminate glare, each of these technologies have inherent cost or performance limitations.

FIRE PROTECTION PRODUCTS

     The Company manufactures over 60 different models of smoke detectors and over 160 different models of signaling appliances. All of the smoke detectors operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors are now being required by an increasing number of city and state laws.

     The Company's fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station detectors for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems.
The Company's detectors emit audible and/or visual signals in the immediate location of the device and/or communicate with monitored remote stations.
     In recent years, the Company introduced further improvements to its line of smoke detectors, including submersibility to enhance maintenance, and a new design feature that permits greater ease in sensitivity testing. The Company offers the only detection device that may be completely submersed in water for cleaning purposes. This feature permits more effective and convenient cleaning of the product, thereby enhancing reliability. In addition, the patented sensitivity test feature permits the user to check the calibration of the least and most sensitive detection levels of the detector with the simple turn of a knob. In 1995, a National Fire Protection Association code for the eastern United States changed to require that all dwellings larger than 1-2 family must annually conduct this sensitivity test.
     During 1993, the Company introduced a 120 VAC photoelectric smoke detector with a 9-volt battery backup for use in the commercial residential markets and public-use facilities, as well as other facilities specified in regional or national building codes. In 1997, this product series added a temporal code 3 sounding element to meet the new code requirements. This new tone generated by the smoke detector is for alerting the occupants to evacuate the premises.
     The Company has also developed a new, high-intensity strobe warning light to meet the new, stricter Underwriters Laboratories standard for visual signaling for the hearing impaired. This new standard replaces the previous standard where light dispersion was only measured from directly in front of the unit. The new standard requires light to be dispersed at several critical angles to provide notification, regardless of the individual's position in the room of coverage, and also the light intensity is to be sized to the room.
     The new product series is used in conjunction with other Gentex products such as the remote signaling electronic horn, primary evacuation speaker, and smoke detection products.
     The Company currently is producing the only photoelectric smoke detector with battery back-up that offers a supplemental visual alarm.
     During 1995, the Company introduced a multi-tone audible signaling appliance to meet new building code requirements. This new multi-tone product line has eight different tones and a high/low decibel level selection. The multi-tone series also will be used in conjunction with the Company's visual signals.
     During 1996, the Company made numerous revisions to its products to include weather-proofing the mechanical horn and strobe for outdoor use, increasing the power taps on their speaker series, adding three new candela ratings to their visual signals (strobe warning lights), and adding terminal blocks to the remote signaling appliances to meet new code requirements.
     During 1997, the Company introduced a new visual and audible signaling line. The visual (strobe) was designed to meet the Underwriters Laboratories standard without any loss of efficiency. This product draws the lowest amount of current consumption in the industry. It is also available with the largest array of visual intensities offered to meet virtually all room sizes and configurations.
     Also, during 1997, the Company became one of the first companies in the fire alarm market to implement the temporal code 3 pattern on the smoke detection products.

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

     Competition.   The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with eleven manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately eight manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the recent introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.

TRADEMARKS AND PATENTS

     The Company owns 27 U.S. patents, 25 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2002 and 2015. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products. The remaining two U.S. patents relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.
     The Company also owns 21 foreign patents, which relate to automotive rearview mirrors. These patents expire at various times between 1999 and 2015. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
     The Company also has in process 47 U.S. patent applications and 38 foreign patent applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
     During 1996, the Company settled virtually all patent litigation with respect to its rearview mirrors (see discussion under the caption, "Legal Proceedings").
     "Night Vision Safety(TM)" and "A Smarter Vision(TM)" are trademarks of Gentex Corporation and "NVS(R)" is a registered trademark of Gentex Corporation.

MISCELLANEOUS

     The Company considers itself to be engaged in business in two industry segments: the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has four important customers within the automotive industry segment, each of which accounts for approximately 10% or more of the Company's annual sales: General Motors Corporation, Mercedes-Benz, Chrysler Corporation and Ford Motor Company. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $52,881,000 and $39,782,000 at March 1, 1998 and 1997,
respectively.
     At March 1, 1998, the Company had 1,250 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

     The Company operates out of three office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).
     The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park, providing ample opportunity for expansion. An additional 128,000-square-foot office/manufacturing facility on this site was constructed during 1996, to meet the Company's current and near term future automotive production needs. The Company currently anticipates expanding its automotive production facilities by constructing a third facility on its current site sometime within the next twelve to twenty-four months.

ITEM 3.  LEGAL PROCEEDINGS

         None that are material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.


NAME              AGE         POSITION                       POSITION HELD SINCE
Fred Bauer        55   Chief Executive Officer                  May 1986
Kenneth La Grand  57   Executive Vice President                 September 1987
John Mulder       61   Vice President, Automotive Marketing     July 1988
Enoch Jen         46   Vice President-Finance, Treasurer        February 1991



     There are no family relationships among the officers listed in the preceding table.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Company's common stock trades on the National Market tier of The Nasdaq Stock Market. As of March 2, 1998, there were 1,959 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock (adjusted for the 2-for-1 stock split in June 1996) reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.



                        YEAR  QUARTER   HIGH     LOW
                        -------------------------------
                        1996  First    15 7/16  10 1/2
                              Second   23  1/2  14 3/4
                              Third    26  3/4  16
                              Fourth   26  1/4  17 1/2

                        1997  First    21 5/8   17 1/2
                              Second   22 1/8   16 1/4
                              Third    26       18 5/8
                              Fourth   28 1/4   20 3/4

                        -------------------------------


     The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA



                     (in thousands except per share data)
--------------------------------------------------------------------------------
                   1997           1996          1995          1994      1993
--------------------------------------------------------------------------------
  Net Sales        $186,328      $148,708      $111,566       $89,762  $63,664

  Net Income         35,230        23,963        18,895        16,466    9,845
--------------------------------------------------------------------------------
  Earnings
   Per Share*          0.98          0.67          0.55          0.48     0.29
--------------------------------------------------------------------------------
  Total Assets     $189,783      $140,378      $109,244       $80,739  $55,191
--------------------------------------------------------------------------------
  Long-Term Debt
   Outstanding at
   Year End        $      -      $      -      $      -       $     -  $     -
--------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock splits in June 1996 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

     The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change of each such item from that in the indicated previous year.

                                        Percentage of Net Sales      Percentage Change
                                      ----------------------------  --------------------
                                                                      1997       1996
                                         Year Ended December 31        to         to
                                        1997      1996      1995      1996       1995
                                      --------  --------  --------  ---------  ---------
Net Sales                                100.0%    100.0%    100.0%     25.3%     33.3%
Cost of Goods Sold                        63.8      62.9      60.7      27.1      38.1
                                        ------    ------    ------    ------    ------
 Gross Profit                             36.2      37.1      39.3      22.2      25.9
Operating Expenses:
 Research and Development                  4.9       5.1       5.3      20.5      26.5
 Selling, General and Administrative       5.8       7.9      11.6      (7.9)     (8.8)
 Patent Settlement                           -       2.7         -    (100.0)      N/A
                                        ------    ------    ------    ------    ------
  Total Operating Expenses                10.7      15.7      16.9     (14.5)     23.6
                                        ------    ------    ------    ------    ------
 Operating Income                         25.5      21.4      22.4      49.1      27.6
Other Income                               2.5       2.5       2.6      29.2      22.7
                                        ------    ------    ------    ------    ------
 Income Before Federal Income Taxes       28.0      23.9      25.0      47.1      27.0
Provision for Federal Income Taxes         9.1       7.8       8.1      47.2      27.5
                                        ------    ------    ------    ------    ------
 Net Income                               18.9%     16.1%     16.9%     47.0%     26.8%
                                        ======    ======    ======    ======    ======


RESULTS OF OPERATIONS:    1997 TO 1996

     Net Sales.   Automotive net sales increased by 28% and mirror shipments increased by 26%, from 3,079,000 to 3,878,000 units, primarily reflecting new thin glass flat, convex and aspheric exterior mirrors, as well as increased penetration on domestic and foreign 1997 and 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. North American unit shipments increased by 17%, while overseas unit shipments increased by 50% during 1997. Net sales of the Company's fire protection products increased 6%, primarily due to increased sales of its AC/DC smoke detectors and certain strobe related products.
     Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
increased from 63% to 64%, primarily reflecting automotive customer price reductions, lower glass yields in connection with the production ramp-up of the new exterior mirror products, and temporary capacity under-utilization at the new mirror manufacturing facility, partially offset by product cost reductions and increased sales volume spread over fixed overhead expenses.
     Operating Expenses.   Research and development expenses increased
approximately $1,542,000, but remained at 5% of net sales, primarily due to additional staffing for new product development. Selling, general and administrative expenses decreased approximately $923,000, and decreased from 8% to 6% of net sales, primarily reflecting a reduction in patent litigation expense of $1,440,000, as a result of the patent litigation settlement at the end of the first quarter 1996.
     Other Income - Net.   Investment income increased $968,000 in 1997,
primarily due to higher investable fund balances and higher average interest rates.
     Taxes.   The provision for federal income taxes varied from the statutory rates in 1997, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.
     Net Income.   Net income increased by 47%, primarily reflecting the
increased sales level in 1997, and the patent litigation settlement in 1996.

RESULTS OF OPERATIONS:  1996 TO 1995

     Net Sales.   Automotive net sales increased by 37% and mirror shipments increased by 38%, from 2,228,000 to 3,079,000 units, primarily reflecting increased penetration on domestic and foreign 1996 and 1997 model year vehicles for interior and exterior electrochromic NVS(R) Mirrors. Net sales of the Company's fire protection products increased 11% primarily due to increased sales of its AC/DC smoke detectors and strobe related products.
     Cost of Goods Sold.   As a percentage of net sales, cost of goods sold
increased from 61% to 63%, primarily reflecting automotive customer price reductions; a shift in the Company's automotive mirror shipment product mix to NVS(R) Compass Mirrors, which has a lower margin percentage due to the higher amount of purchased components; and start-up costs associated with a new mirror manufacturing facility and installation of new manufacturing lines for a second-generation interior compass mirror product and exterior aspheric mirror products, partially offset by the higher sales level covering fixed overhead costs and increased manufacturing efficiencies.
     Operating Expenses.   Research and development expenses increased
approximately $1,580,000, but remained at 5% of net sales, primarily due to additional staffing for new product development. Selling, general and administrative expenses decreased approximately $1,131,000, and decreased from 12% to 8% of net sales, primarily reflecting lower patent litigation expense of $1,560,000, compared to $4,110,000, as a result of the patent litigation settlement at the end of the first quarter, partially offset by higher selling expenses associated with the sales growth. The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in connection with the patent litigation settlement (see footnote (8) to the Consolidated Financial Statements, filed as a part of this report).
     Other Income.    Investment income increased $573,000 in 1996, primarily
due to higher investable fund balances and higher average interest rate.
     Taxes.   The provision for federal income taxes varied from the statutory rates in 1996, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.
     Net Income.    Net income increased by 27%, primarily reflecting the
increased sales level, partially offset by decreased margins.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition throughout the periods presented has remained very strong.
     The Company's current ratio decreased from 6.4 to 5.2, primarily as a result of increased accounts payable, due to higher production levels.
     Management considers the Company's working capital of approximately $61,328,000 and long-term investments of approximately $70,291,000 at December 31, 1997, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

INFLATION, CHANGING PRICES AND OTHER

     In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, the Company continues to experience some pressure for raw material cost increases.

     The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term agreements. The BMW long-term contract is through March 31, 1999, and the long-term supply agreement with Chrysler Corporation runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 1998 Model Year for exterior mirrors and through the 2002 Model Year for inside mirrors.
     The Company has developed a plan to ensure that its computer systems will be compliant by mid 1999 with the Year 2000. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following financial statements are filed with this report as pages 18 through 30 following the signature page:
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Shareholders' Investment for the years ended December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table.


                                                 Quarterly Results of Operations
                                               (in thousands except per share data)
------------------------------------------------------------------------------------------------------------
                           First                       Second                Third             Fourth
                     1997          1996          1997         1996       1997     1996     1997     1996
------------------------------------------------------------------------------------------------------------
Net Sales            $41,902       $35,908       $44,873     $38,673    $46,968  $36,798  $52,584  $37,330
Gross Profit          14,732        13,530        15,805      14,492     16,703   13,049   20,147   14,055
Operating Income       9,965         4,161        10,619       9,856     11,710    8,452   15,189    9,371
Net Income             7,384         3,346         8,001       7,224      8,667    6,333   11,178    7,060
Earnings Per Share*  $   .21       $   .10       $   .22     $   .20    $   .24  $   .18     $.31     $.20
------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock split in June 1996.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     1.   Financial Statements.   See Item 8.
                2.   Financial Statements Schedules.   Not applicable.
                3.   Exhibits.   See Exhibit Index located on page 31.

        (b) No reports on Form 8-K were filed for the three-month period ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this behalf by the undersigned thereunto duly authorized.


Dated:    March 6, 1998                  GENTEX CORPORATION
       -------------------------



                                         By:  /s/  Fred Bauer
                                             ----------------------------
                                             Fred Bauer, Chairman and
                                             Principal Executive Officer

                                         and

                                             /s/   Enoch Jen
                                             ---------------------------------
                                             Enoch Jen, Vice President-Finance
                                             and Principal Financial and
                                             Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

     Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth La Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.



/s/ Fred Bauer         Director
---------------------
Fred Bauer


 /s/ Mickey E. Fouts   Director
---------------------
Mickey E. Fouts


 /s/ Kenneth La Grand  Director
---------------------
Kenneth La Grand


 /s/ Arlyn Lanting     Director
---------------------
Arlyn Lanting


 /s/ John Mulder       Director
---------------------
John Mulder


                       Director
---------------------
Ted Thompson


 /s/ Leo Weber         Director
---------------------
Leo Weber

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Gentex Corporation:

     We have audited the accompanying consolidated balance sheets of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements on income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentex Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    /s/  Arthur Andersen LLP


Grand Rapids, Michigan

January 22, 1998

                      GENTEX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996


ASSETS
------                                             1997        1996
                                                   ----        ----
CURRENT ASSETS:
   Cash and cash equivalents                   $ 26,768,647  $ 16,730,356
   Short-term investments                        14,362,736    31,803,621
   Accounts receivable, less allowances
      of $225,000 and $200,000 in 1997 & 1996    24,515,525    17,015,174
   Inventories                                    8,787,689     6,180,422
   Prepaid expenses and other                     1,484,839       966,287
                                               ------------  ------------
      Total current assets                       75,919,436    72,695,860


PLANT AND EQUIPMENT:
   Land, building and improvements               19,689,743    15,335,447
   Machinery and equipment                       37,158,968    27,155,406
   Construction-in-process                        6,166,893     4,729,615
                                               ------------  ------------
                                                 63,015,604    47,220,468
   Less-Accumulated depreciation
      and amortization                          (20,776,719)  (15,645,921)
                                               ------------  ------------
                                                 42,238,885    31,574,547


OTHER ASSETS:
   Long-term investments                         70,291,142    33,945,446
   Patents and other assets, net                  1,333,384     2,162,567
                                               ------------  ------------
                                                 71,624,526    36,108,013
                                               ------------  ------------

                                               $189,782,847  $140,378,420
                                               ============  ============





LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
                                                    1997          1996
                                                    ----          ----
CURRENT LIABILITIES:
    Accounts payable                           $  8,760,256   $  5,794,832
    Accrued liabilities:
          Salaries, wages and vacation            1,567,395      1,240,834
          Taxes                                   2,347,284      2,686,815
          Other                                   1,916,289      1,638,436
                                               ------------   ------------

              Total current liabilities          14,591,224     11,360,917

DEFERRED INCOME TAXES                             1,986,446      1,213,862


CONTINGENCIES   (Note 8)

SHAREHOLDERS' INVESTMENT:
    Preferred stock, no par value,
          5,000,000 shares authorized; none
          issued or outstanding                           -              -
    Common stock, par value $.06 per share;
           50,000,000 shares authorized           2,123,949      2,084,957
    Additional paid-in capital                   53,654,663     44,963,895
    Retained earnings                           117,498,700     82,268,476
    Deferred compensation                        (1,635,623)    (1,804,104)
    Unrealized gain on investments                1,584,368        290,887
    Cumulative translation adjustment               (20,880)          (470)
                                               ------------   ------------
              Total shareholders' investment    173,205,177    127,803,641
                                               ------------   ------------

                                               $189,782,847   $140,378,420
                                               ============   ============


  The accompanying notes are an integral part of these consolidated balance sheets.

                      GENTEX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                    1997                     1996                     1995
                                                                    ----                     ----                     ----
NET SALES                                                       $186,327,877             $148,708,218              $111,566,225

COST OF GOODS SOLD                                               118,941,030               93,582,756                67,767,347
                                                                ------------             ------------              ------------

       Gross profit                                               67,386,847               55,125,462                43,798,878

OPERATING EXPENSES:
      Research and development                                     9,079,472                7,537,933                 5,957,966
      Selling, general and administrative                         10,825,389               11,747,961                12,878,790
      Patent settlement                                                    -                4,000,000                         -
                                                                ------------             ------------              ------------
          Total operating expenses                                19,904,861               23,285,894                18,836,756
                                                                ------------             ------------              ------------

      Operating income                                            47,481,986               31,839,568                24,962,122

OTHER INCOME:
      Interest and dividend income                                 4,405,565                3,437,040                 2,863,730
      Other, net                                                     301,673                  205,787                   105,291
                                                                ------------             ------------              ------------

          Total other income                                       4,707,238                3,642,827                 2,969,021
                                                                ------------             ------------              ------------
      Income before provision
        for federal income taxes                                  52,189,224               35,482,395                27,931,143

PROVISION FOR FEDERAL INCOME TAXES                                16,959,000               11,519,000                 9,036,000
                                                                ------------             ------------              ------------

NET INCOME                                                       $35,230,224             $ 23,963,395              $ 18,895,143
                                                                 ===========             ============              ============
EARNINGS PER SHARE:
  Basic                                                          $      1.01             $       0.70              $       0.57
                                                                 ===========             ============              ============
  Diluted                                                        $      0.98             $       0.67              $       0.55
                                                                 ===========             ============              ============





  The accompanying notes are an integral part of these consolidated financial statements.

                     GENTEX CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  Additional
                                                            Common Stock            Paid-In         Retained
                                                       Shares          Amount       Capital         Earnings
                                                       ------          ------       -------         --------

BALANCE AS OF DECEMBER 31, 1994                      16,509,476   $     990,569   $  31,875,455    $  39,409,938

  Issuance of common stock and the tax benefit
     of stock plan transactions                         386,383          23,183       5,252,865             --
  Amortization of deferred compensation                    --              --              --               --
  Current year translation adjustment                      --              --              --               --
  Unrealized loss on investments                           --              --              --               --
  Net income                                               --              --              --         18,895,143
                                                    -----------   -------------   -------------    -------------

BALANCE AS OF DECEMBER 31, 1995                      16,895,859       1,013,752      37,128,320       58,305,081

   Issuance of common stock and the tax benefit
       of stock plan transactions                       633,754          38,025       8,868,755             --
   Amortization of deferred compensation                   --              --              --               --
   Stock split                                       17,219,669       1,033,180      (1,033,180)            --
   Current year translation adjustment                     --              --              --               --
   Unrealized gain on investments                          --              --              --               --
   Net income                                              --              --              --         23,963,395
                                                    -----------   -------------   -------------    -------------

BALANCE AS OF DECEMBER 31, 1996                      34,749,282       2,084,957      44,963,895       82,268,476

  Issuance of common stock and the tax benefit
      of stock plan transactions                        649,865          38,992       8,690,768             --
  Amortization of deferred compensation                    --              --              --               --
  Current year translation adjustment                      --              --              --               --
  Unrealized gain on investments                           --              --              --               --
  Net income                                               --              --              --         35,230,224
                                                    -----------   -------------   -------------    -------------

BALANCE AS OF DECEMBER 31, 1997                      35,399,147   $   2,123,949   $  53,654,663    $ 117,498,700
                                                    ===========   =============   =============    =============


                                                                      Unrealized     Cumulative        Total
                                                       Deferred     Gain (Loss) on   Translation    Shareholders'
                                                     Compensation     Investments    Adjustment      Investment
                                                     ------------     -----------    ----------      ----------
BALANCE AS OF DECEMBER 31, 1994                     $  (899,136)     $      --      $    (1,365)     $  71,375,461

  Issuance of common stock and the tax benefit
     of stock plan transactions                      (1,159,975)            --               --          4,116,073
  Amortization of deferred compensation                 337,427             --               --            337,427
  Current year translation adjustment                      --               --             (7,839)          (7,839)
  Unrealized loss on investments                           --            (44,485)            --            (44,485)
  Net income                                               --               --               --         18,895,143
                                                    -----------      -----------    -------------    -------------
BALANCE AS OF DECEMBER 31, 1995                      (1,721,684)         (44,485)          (9,204)      94,671,780

   Issuance of common stock and the tax benefit
       of stock plan transactions                      (630,241)            --               --          8,276,539
   Amortization of deferred compensation                547,821             --               --            547,821
   Stock split                                             --               --               --               --
   Current year translation adjustment                     --               --              8,734            8,734
   Unrealized gain on investments                          --            335,372             --            335,372
   Net income                                              --               --               --         23,963,395
                                                    -----------      -----------    -------------    -------------
BALANCE AS OF DECEMBER 31, 1996                      (1,804,104)         290,887             (470)     127,803,641

  Issuance of common stock and the tax benefit
      of stock plan transactions                       (421,579)            --               --          8,308,181
  Amortization of deferred compensation                 590,060             --               --            590,060
  Current year translation adjustment                      --               --            (20,410)         (20,410)
  Unrealized gain on investments                           --          1,293,481             --          1,293,481
  Net income                                               --               --               --         35,230,224
                                                    -----------      -----------    -------------    -------------
BALANCE AS OF DECEMBER 31, 1997                     $(1,635,623)     $ 1,584,368    $     (20,880)   $ 173,205,177
                                                    ===========      ===========    =============    =============



 The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                      1997                1996              1995
                                                                                    ----------         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $35,230,224        $23,963,395      $18,895,143
      Adjustments to reconcile net income to net
            cash provided by operating activities-
                 Depreciation and amortization                                        6,418,312          3,918,515        3,201,847
                 Loss on disposal of equipment                                           82,862             47,949           11,937
                 Loss (gain) on sale of investments                                      (8,102)            39,295                -
                 Deferred income taxes                                                 (289,734)         1,072,582         (142,930)
                 Amortization of deferred compensation                                  590,060            547,821          337,427
                 Change in assets and liabilities:
                     Accounts receivable, net                                        (7,500,351)        (2,309,018)      (3,619,176)
                     Inventories                                                     (2,607,267)          (444,903)        (431,967)
                     Prepaid expenses and other                                        (152,724)          (184,625)         (91,962)
                     Accounts payable                                                 2,965,424            372,174        1,307,267
                     Accrued liabilities                                                264,883         (3,061,324)       3,757,174
                                                                                    -----------        -----------      -----------
                            Net cash provided by
                               operating activities                                  34,993,587         23,961,861       23,224,760
                                                                                    -----------        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in Held-To-Maturity Securities
          Maturities and Calls                                                       24,765,464         28,840,879       12,696,750
          Purchases                                                                 (28,324,553)       (34,915,969)     (30,170,062)
      Activity in Available-For-Sale Securities
          Sales Proceeds                                                             12,475,160          1,123,053                -
          Purchases                                                                 (25,822,809)        (8,011,758)        (450,735)
      Plant and equipment additions                                                 (16,383,089)       (16,424,358)      (4,861,930)
      Proceeds from sale of plant and equipment                                         316,270             11,943            7,450
      Increase in other assets                                                         (289,920)          (246,875)      (1,631,256)
                                                                                    -----------        -----------      -----------
                            Net cash used for
                               investing activities                                 (33,263,477)       (29,623,085)     (24,409,783)
                                                                                    -----------        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and tax benefit of
          stock plan transactions                                                     8,308,181          8,276,539        4,116,073
                                                                                    -----------        -----------      -----------
                            Net cash provided by
                               financing activities                                   8,308,181          8,276,539        4,116,073
                                                                                    -----------        -----------      -----------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                10,038,291          2,615,315        2,931,050

CASH AND CASH EQUIVALENTS,
      beginning of year                                                              16,730,356         14,115,041       11,183,991
                                                                                    -----------        -----------      -----------
CASH AND CASH EQUIVALENTS,
      end of year                                                                   $26,768,647        $16,730,356      $14,115,041
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

                      GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Company

     Gentex Corporation designs, develops, manufactures and markets two proprietary electro-optical product lines: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems.

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

     Investments

     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 1997 and 1996:


      1997                  Cost        Gains       Losses    Market Value
      ----                  ----        -----       ------    ------------
        U.S. Treasuries  $15,255,587  $  344,430  $       -   $ 15,600,017
        Municipal         43,874,376     350,279     (2,641)    44,222,014
        Other Fixed        6,476,132       8,518          -      6,484,650
        Equity            16,610,295   2,172,023    (78,965)    18,703,353
                         -----------  ----------  ---------   ------------
                         $82,216,390  $2,875,250  $ (81,606)  $ 85,010,034
                         ===========  ==========  ==========  ============

      1996
      ----
        U.S. Treasuries  $11,164,723  $   35,299  $       -   $ 11,200,022
        Municipal         34,758,226      84,197    (12,222)    34,830,201
        Other Fixed       12,054,500      15,751          -     12,070,251
        Equity             7,324,101     787,123   (339,606)     7,771,618
                         -----------  ----------  ----------  ------------
                         $65,301,550  $  922,370  $(351,828)  $ 65,872,092
                         ===========  ==========  ==========  ============


  Fixed income securities, excluding U.S. Treasuries in 1997, are considered held to maturity, and equity securities and U.S. Treasuries are available for sale. Held to maturity securities as of December 31, 1997, have maturities as follows:


                  Due within one year             $14,362,737
                  Due between one and five years   35,987,771


  Inventories

  Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 1997 and 1996:


                                           1997        1996
                                           ----        ----
                       Raw materials    $4,931,434  $3,860,534
                       Work-in-process     600,298     348,336
                       Finished goods    3,255,957   1,971,552
                                        ----------  ----------
                                        $8,787,689  $6,180,422
                                        ==========  ==========

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

     Patents

     The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,679,000 and $3,580,000 at December 31, 1997 and 1996, respectively. Patent amortization expense was approximately $1,099,000, $186,000, and $129,000 in 1997, 1996 and 1995,
       respectively.

     Revenue Recognition

     The Company's revenue primarily is generated from sales of its products.
       Sales are recognized upon the shipment of product to customers.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $671,000, $780,000, and $608,000 in 1997, 1996 and 1995, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $2,028,000, $1,338,000, and $1,041,000 in
       1997, 1996 and 1995, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

     Earnings Per Share

     Effective December 31, 1997, the Company implemented Statement of Financial
       Accounting Standards No. 128: "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. Under the new method, basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
       The weighted average number of shares outstanding was approximately 34,815,000, 34,093,000, and 33,180,000 in 1997, 1996 and 1995,
       respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, which primarily includes stock options and restricted stock grants at Gentex. The weighted average number of shares outstanding, including the potential dilution, was approximately 35,981,000, 35,512,000 and 34,255,000 in 1997, 1996 and 1995, respectively. All prior-period earnings per share data presented reflect the methodology described under this statement.

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

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 1997 or 1996. No compensating balances are required under this line.

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

     The components of the provision for federal income taxes are as follows:


                                  1997         1996        1995
                               -----------  -----------  ----------
            Currently payable  $17,249,000  $10,446,000  $9,179,000
            Net Deferred          (290,000)   1,073,000    (143,000)
                               -----------  -----------  ----------

                               $16,959,000  $11,519,000  $9,036,000
                               ===========  ===========  ==========


     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $3,571,000, $3,284,000, and $1,876,000 in the respective years.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(3) FEDERAL INCOME TAXES, continued


                                                    1997   1996   1995
                                                    ----   ----   ----
   Statutory federal income tax rate                35.0%  35.0%  35.0%
   Foreign Sales Corporation exempted income        (1.4)  (1.5)  (1.7)
   Tax-exempt investment income                     (1.2)  (1.2)  (1.1)
   Other                                             0.1    0.2    0.2
                                                   -----  -----  -----
   Effective Income tax rate                        32.5%  32.5%  32.4%
                                                   =====  =====  =====


   The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows:



                                                        1997                  1996
                                             ----------------------   ----------------------
                                              Current   Non-Current    Current   Non-Current
                                              -------   -----------    -------   -----------
   Assets:
     Accruals not currently deductible      $  500,052   $   100,100    $412,785   $   52,500
     Deferred compensation                           -       407,379           -      452,023
     Other                                     564,325        44,241     261,413       17,340
                                            ----------   -----------    --------   ----------
      Total deferred tax assets              1,064,377       551,720     674,198      521,863

   Liabilities:
     Excess tax over book depreciation               -    (1,486,411)           -   (1,046,618)
     Patent costs                                    -      (198,633)           -     (532,476)
     Other                                     (80,756)     (853,122)     (56,405)    (156,631)
                                            ----------   -----------    ---------  ------------
     Net deferred taxes                     $  983,621   $(1,986,446)   $ 617,793  $ (1,213,862)
                                            ==========   ===========    =========  ============


   Income taxes paid in cash were approximately $14,012,000, $6,930,000, and $4,926,000 in 1997, 1996 and 1995, respectively.

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 1997, 1996 and 1995, the Company's contributions were approximately $293,000, $208,000, and $151,000, respectively.

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

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(6)  STOCK BASED COMPENSATION PLANS

     The Company has three stock option plans, including two employee stock option plans ("Employee Plans") and a non-employee directors stock option plan ("Director Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the follow pro-forma amounts:


                                       1997         1996         1995
                                       ----         ----         ----
       Net Income:     As reported  $35,230,000  $23,963,000  $18,895,000
                       Pro Forma     32,535,000   21,863,000   18,237,000

       EPS (diluted):  As Reported  $      0.98  $      0.67  $      0.55
                       Pro Forma           0.90         0.62         0.53


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may sell up to 800,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 35,102 shares, 31,893 shares, and 36,132 shares in 1997, 1996 and 1995, respectively, and has sold a total of 156,197 shares through December 31, 1997. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1997 was approximately $22.

     The Company may grant options for up to 9,708,000 shares under the Employee Plans. The Company has granted options on 6,864,500 shares through December 31, 1997. Under the Plans, the option exercise price equals the stock's market price on date of grant. The Employee Plan options vest after one to five years, and expire after five to seven years.

     A summary of the status of the Company's two employee stock option plans at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:


                                        1997               1996               1995
                                  -----------------  -----------------  -----------------
                                  Shares  Wtd. Avg.  Shares  Wtd. Avg.  Shares  Wtd. Avg.
                                  (000)   Ex price   (000)   Ex price   (000)   Ex price
                                  ------  ---------  ------  ---------  ------  ---------
Outstanding at Beginning of Year   2,529    $11      2,899     $ 8       2,910     $ 6
Granted                              491     23        515      18         642      11
Exercised                          (593)      7       (878)      5        (635)      3
Forfeited                           (74)     18         (7)     14         (18)      9
Expired                                -      -          -       -           -       -
                                  ------            ------              ------
Outstanding at End of Year         2,353     15      2,529      11       2,899       8
                                  ------            ------              ------
Exercisable at End of Year         1,032     11      1,010       8       1,204       6
Weighted Avg. Fair Value
 of Options Granted                         $20                $ 9                 $ 6


  1,362 of the 2,353 options outstanding at December 31, 1997, have exercise prices between $1 and $14, with a weighted average exercise price of $11 and a weighted average remaining contractual life of 2 years. 871 of these options are exercisable; their weighted average exercise price is $10. The remaining 991 options have exercise prices between $15 and $26, with a weighted average exercise price of $20 and a weighted average remaining contractual life of 4 years. 161 of these options are exercisable; their weighted average exercise price is $18.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.2, 6.4 and 6.2 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives ranging from 5 to 7 years, 5 to 7 years and 4 to 7 years; expected volatility of 118, 47 and 54 percent.

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(6)  STOCK BASED COMPENSATION PLANS

     The Company may grant options for up to 1,000,000 shares under the Director Plan. The Company has granted options on 508,000 shares through December 31, 1997. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

     A summary of the status of the Director Plan at December 31, 1997, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:



                                               1997               1996               1995
                                          -----------------  -----------------  -----------------
                                          Shares  Wtd. Avg.  Shares  Wtd. Avg.  Shares  Wtd. Avg.
                                           (000)   Ex price   (000)   Ex price   (000)   Ex price
                                          ------  ---------  ------  ---------  ------  ---------
       Outstanding at Beginning of Year     284       $ 8      264      $ 7       224        $ 6
       Granted                               20        19       40       18        40         10
       Exercised                            (30)       14      (20)       9         -          -
                                         ------               ----               ----
       Outstanding at End of Year           274         9      284        8       264          7
                                         ------               ----               ----
       Exercisable at End of Year           274         9      284        8       264          7
       Weighted Avg. Fair Value
        of Options Granted                            $18               $13                  $ 7



   The 274 options outstanding at December 31, 1997, have exercise prices between $1 and $19 with a weighted average exercise price of $9 and a weighted average remaining contractual life of 5 years. All of these options are exercisable.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.7, 6.8 and 6.7 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 5, 10 and 10 years; expected volatility of 118, 47 and 54 percent.

   The Company has a restricted stock plan covering 800,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 1997, 1996 and 1995, 37,500, 35,000 and 101,600 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $20.125 to $25.875 in 1997, $20.125 to $21.875 in 1996, and $9.75 to $11.94 in 1995. The
       related expense is reflected as deferred compensation in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

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

     To date, the $200,000 contingent payment related to Donnelly's lighted mirror patent appeal is still contingent. On January 9, 1998, oral arguments were presented to the Court of Appeals for the Federal Circuit.

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

(9)  SEGMENT REPORTING

     The Company operates in two reportable business segments: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. Corporate assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Information by business segment and geographic area is as follows:


                                      1997          1996         1995
                                   ------------  ------------  -----------
     Revenue:
         Automotive Products
          U.S.                     $ 98,229,000  $ 81,115,000  $65,853,000
          Europe                     41,366,000    25,434,000   14,693,000
          Other                      26,538,000    23,065,000   13,751,000
                                   ------------  ------------  -----------
                                   $166,133,000  $129,614,000  $94,297,000

         Fire Protection Products  $ 20,195,000  $ 19,094,000  $17,269,000

     Operating Income:
        Automotive Products        $ 43,490,000  $ 31,998,000  $21,600,000
        Fire Protection Products      4,671,000     3,961,000    3,960,000

     Identifiable Assets:
        Automotive Products        $ 71,636,000  $ 52,702,000  $37,268,000
        Fire Protection Products      4,671,000     3,961,000    3,960,000

     Depreciation & Amortization:
        Automotive Products        $  5,867,000  $  3,673,000  $ 2,793,000
        Fire Protection Products        297,000       262,000      247,000

     Capital Expenditures:
        Automotive Products        $ 13,974,000  $ 13,354,000  $ 4,721,000
        Fire Protection Products        443,000       309,000      199,000

                      GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Continued)

(9)  SEGMENT REPORTING, continued

     In fiscal year 1998, the Company will be required to adopt Statement of Financial Accounting Standards No. 131: "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance. In addition to the Company's current segment information, it is anticipated that upon adoption Gentex will be required to disclose revenues, if material, attributed to individual foreign countries.

     Automotive Products revenues in the "Other" category are primarily sales to U.S. automotive manufacturing plants in Canada and Mexico. All non-U.S. sales are invoiced and paid in U.S. dollars.

     During the years presented, the Company had four automotive customers which individually accounted for 10% or more of net sales as follows:





                             Customer
                      --------------------

                        #1   #2   #3   #4
                        ---  ---  ---  ---
                1997    43%  15%   *    *
                1996    43%   *   15%   *
                1995    38%   *   14%  13%

                  *Less than 10%

                                 EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION                                             PAGE
-----------             -----------                                             ----
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

3(a)(2) Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and the same is hereby incorporated herein by reference.

3(b)(1) Registrant's Bylaws as amended and restated August 18, 1995, were filed as Exhibit 3(b) to Registrant's Report on Form 10-Q dated November 1, 1995, and the same is hereby incorporated herein by reference.

3(b)(2) First Amendment to Bylaws, adopted on August 25, 1997, was filed as Exhibit 3(c) to Registrant's Report on Form 10-Q dated
                October 31, 1997, and the same is hereby incorporated herein by reference.

4(a) A specimen form of certificate for the Registrant's common stock, par value $.06 per share, was filed as part of a Registration
                Statement (Registration Number 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)            Shareholder Protection Rights Agreement, dated as of August 26,
                1991, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior
                Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant's Report on Form 8-K on August 1991, and the same is hereby incorporated herein by reference.

4(b)(1) First Amendment to Shareholder Protection Rights Agreement, effective April 1, 1994, was filed as Exhibit 4(b)(1) to Registrant's Report on Form 10-Q dated April 29, 1994, and the same is hereby incorporated herein by reference.

4(b)(2) Second Amendment to Shareholder Protection Rights Agreement, effective November 8, 1996, was filed as Exhibit 4(b)(2) to Registrant's Report on Form 10-K dated March 7, 1997, and the same is hereby incorporated herein by reference.

10(a)(1) A Lease, dated August 15, 1981, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit
                9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)        A First Amendment to Lease, dated June 28, 1985, was filed as
                Exhibit 10(m) to Registrant's Report on Form 10-K dated
                March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)       Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective March 7, 1997) was filed as Exhibit 10(b)(1) to
                Registrant's Report on Form 10-K dated March 7, 1997, and the same is hereby incorporated herein by reference.

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

21             List of Company Subsidiaries                                             33

23             Consent of Independent Public Accountants                                34

27             Financial Data Schedule




*Indicates a compensatory plan or arrangement.









                                      -32