Form 10-K/A
period 1997-12-31
GENTEX CORP
filed 1998-04-06
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K/A


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




Dated:    April 3, 1998                  GENTEX CORPORATION
       -------------------------




                                         By:  /s/  Fred Bauer
                                             ----------------------------
                                             Fred Bauer, Chairman and
                                             Principal Executive Officer

                                         and


                                             /s/   Enoch Jen
                                             ---------------------------------
                                             Enoch Jen, Vice President-Finance
                                             and Principal Financial and
                                             Accounting Officer
                                             Acting as Attorney-In-Fact



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


 /s/ Mickey E. Fouts*  Director
---------------------
Mickey E. Fouts


 /s/ Kenneth La Grand  Director
---------------------
Kenneth La Grand


 /s/ Arlyn Lanting*    Director
---------------------
Arlyn Lanting


 /s/ John Mulder*      Director
---------------------
John Mulder


                       Director
---------------------
Ted Thompson


 /s/ Leo Weber*        Director
---------------------
Leo Weber



*By Enoch Jen, Attorney-in-Fact, pursuant to the Power of Attorney contained in the original Form 10-K.

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

(9)  SEGMENT REPORTING

     The Company operates in two reportable business segments: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. Corporate assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Information by business segment and geographic area is as follows:



                                      1997          1996         1995
                                   ------------  ------------  -----------
     Revenue:
         Automotive Products
          U.S.                     $ 98,229,000  $ 81,115,000  $65,853,000
          Europe                     41,366,000    25,434,000   14,693,000
          Other                      26,538,000    23,065,000   13,751,000
                                   ------------  ------------  -----------
                                   $166,133,000  $129,614,000  $94,297,000

         Fire Protection Products  $ 20,195,000  $ 19,094,000  $17,269,000

     Operating Income:
        Automotive Products        $ 43,490,000  $ 31,998,000  $21,600,000
        Fire Protection Products      4,091,000     3,658,000    3,362,000

     Identifiable Assets:
        Automotive Products        $ 71,636,000  $ 52,702,000  $37,268,000
        Fire Protection Products      4,671,000     3,961,000    3,960,000

     Depreciation & Amortization:
        Automotive Products        $  5,867,000  $  3,673,000  $ 2,793,000
        Fire Protection Products        297,000       262,000      247,000

     Capital Expenditures:
        Automotive Products        $ 13,974,000  $ 13,354,000  $ 4,721,000
        Fire Protection Products        443,000       309,000      199,000

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

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration
               Statement on Form S-2 (Registration No. 33-30353) as Exhibit 10
               (k) and the same is hereby incorporated herein by reference.

21             List of Company Subsidiaries                                             33

23             Consent of Independent Public Accountants                                34

27             Financial Data Schedule




*Indicates a compensatory plan or arrangement.