Form 10-Q
period 1998-03-31
GENTEX CORP
filed 1998-04-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           -------    -------
COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

       MICHIGAN                                          38-2030505
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   600 N. CENTENNIAL, ZEELAND, MICHIGAN                            49464
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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Shares Outstanding
               Class                                         at April 16, 1998
               -----                                         -----------------
   Common Stock, $0.06 Par Value                                35,718,114



                        Exhibit Index located at page 10

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    AT MARCH 31, 1998 AND DECEMBER 31, 1997



                                    ASSETS
                                                 March 31, 1998        December 31, 1997
                                                 --------------        -----------------
CURRENT ASSETS
   Cash and cash equivalents                        $37,091,553            $26,768,647
   Short term investments                            17,372,305             14,362,736
   Accounts receivable, net                          27,507,613             24,515,525
   Inventories                                        8,470,962              8,787,689
   Prepaid expenses and other                         1,502,320              1,484,839
                                                   ------------           ------------

      Total current assets                           91,944,753             75,919,436

PLANT AND EQUIPMENT - NET                            52,188,748             42,238,885

OTHER ASSETS
   Long-term investments                             72,448,922             70,291,142
   Patents and other assets, net                      1,375,154              1,333,384
                                                   ------------           ------------

      Total other assets                             73,824,076             71,624,526
                                                   ------------           ------------

Total assets                                       $217,957,577           $189,782,847
                                                   ============           ============


                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                 $11,500,572             $8,760,256
   Accrued liabilities                               11,109,537              5,830,968
                                                   ------------           ------------

      Total current liabilities                      22,610,109             14,591,224

DEFERRED INCOME TAXES                                 2,912,347              1,986,446

SHAREHOLDERS' INVESTMENT
   Common stock                                       2,337,337              2,123,949
   Additional paid-in capital                        58,953,085             53,654,663
   Other shareholders' equity                       131,144,699            117,426,565
                                                   ------------           ------------

      Total shareholders' investment                192,435,121            173,205,177
                                                   ------------           ------------

Total liabilities and
   shareholders' investment                        $217,957,577           $189,782,847
                                                   ============           ============



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                1998            1997
                                             -----------     -----------
NET SALES                                    $56,979,402     $41,902,122

COST OF GOODS SOLD                            34,340,509      27,169,956
                                             -----------     -----------


      Gross profit                            22,638,893      14,732,166


OPERATING EXPENSES:
   Research and development                    2,579,229       2,077,268
   Selling, general
      & administrative                         3,036,013       2,690,391
                                             -----------     -----------

      Total operating expenses                 5,615,242       4,767,659
                                             -----------     -----------

      Income from operations                  17,023,651       9,964,507


OTHER INCOME
   Interest and dividend income                1,246,187         951,649
   Other, net                                    305,445          23,122
                                             -----------     -----------

      Total other income                       1,551,632         974,771
                                             -----------     -----------

      Income before provision
         for federal income taxes             18,575,283      10,939,278

PROVISION FOR FEDERAL INCOME TAXES             6,074,000       3,555,000
                                             -----------     -----------


NET INCOME                                   $12,501,283      $7,384,278
                                             ===========     ===========

Earnings Per Share
  Basic                                            $0.35           $0.21
  Diluted                                          $0.34           $0.21

Weighted Average Shares:
  Basic                                       35,562,598      34,818,212
  Diluted                                     36,678,188      35,745,958


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                 1998            1997
                                                             ------------     -----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income                                         $12,501,283      $7,384,278
           Adjustments to reconcile net income to net
              cash provided by operating activities-
                 Depreciation and amortization                  2,145,732       1,519,844
                 Loss on disposal of equipment                     30,395           5,319
                 Deferred income taxes                           (120,968)         44,130
                 Amortization of deferred compensation            123,638         154,424
                 Change in assets and liabilities:
                    Accounts receivable, net                   (2,992,088)     (3,231,461)
                    Inventories                                   316,727      (1,673,419)
                    Prepaid expenses and other                    237,269        (152,932)
                    Accounts payable                            2,740,316       3,173,662
                    Accrued liabilities                         5,278,569       1,438,910
                                                             ------------     -----------
                Net cash provided by
                   operating activities                        20,260,873       8,662,755
                                                             ------------     -----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
           Decrease (increase) in short-term investments       (3,009,569)      9,604,573
           Plant and equipment additions                      (11,949,293)     (3,056,724)
           Proceeds from sale of plant and equipment                    0           1,500
           Decrease (increase) in long-term investments           105,417     (22,134,246)
           Increase in other assets                              (220,064)        (77,167)
                                                             ------------     -----------
                Net cash used for
                   investing activities                       (15,073,509)    (15,662,064)
                                                             ------------     -----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
           Issuance of common stock and tax benefit of
             stock plan transactions                            5,135,542       2,357,763
                                                             ------------     -----------
                Net cash provided by
                   financing activities                         5,135,542       2,357,763
                                                             ------------     -----------


        NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                    10,322,906      (4,641,546)

        CASH AND CASH EQUIVALENTS,
           beginning of period                                 26,768,647      16,730,356
                                                             ------------     -----------

        CASH AND CASH EQUIVALENTS,
           end of period                                      $37,091,553     $12,088,810
                                                             ============     ===========



     See accompanying notes to condensed consolidated financial statements

                     GENTEX  CORPORATION  AND  SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1997 annual report on Form 10-K.


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1998, and December 31, 1997, and the results of operations and cash flows for the interim periods presented.


(3)  Inventories consisted of the following at the respective quarter ends:


                                  March 31, 1998    December 31, 1997
                                  --------------    -----------------
               Raw materials        $4,837,372         $4,931,434
               Work-in-process         600,298            600,298
               Finished goods        3,033,292          3,255,957
                                    ----------         ----------
                                    $8,470,962         $8,787,689
                                    ==========         ==========



(4) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was approximately $13,971,000 and $7,216,000 for the quarters ended March 31, 1998 and 1997, respectively.

                     GENTEX CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

        Net Sales. Net sales for the first quarter of 1998 increased by approximately $15,077,000, or 36%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 42% as automatic mirror unit shipments increased by 47% from approximately 863,000 in the first quarter of 1997 to 1,268,000 in the current quarter. This increase reflected increased penetration on domestic and foreign 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Mirror unit shipments to automotive customers outside North America increased by 43% compared with the first quarter in 1997, primarily due to increased aspheric exterior mirror sub-assembly shipments for Mercedes-Benz. Shipments to customers in North America increased by 49%, despite nearly flat North American light vehicle production, primarily due to increased mirror shipments for light trucks and sport/utility vehicles. Net sales of the Company's fire protection products decreased 5%, primarily due to lower than expected sales of certain of the Company's audible and visual signals, and generally light industry sales.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65% in the first quarter of 1997 to 60% for the comparable period in 1998. This decreased percentage primarily reflected improved yields on the Company's new aspheric, convex and thin flat exterior mirrors and increased sales volume spread over fixed overhead expenses.

        Operating Expenses. Research and development expenses increased approximately $502,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $346,000, but decreased from 6% to 5% of net sales, when compared with the first quarter of 1997. This increased expense primarily reflected increased selling expenses associated with the higher sales level, including opening a sales and engineering office in Japan.

        Other Income - Net.   Other income increased by approximately $577,000
        when compared with the first quarter of 1997, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $141,784,000 at March 31, 1998, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)


        TRENDS AND DEVELOPMENTS  (CONT.):

        The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term agreements. The BMW long-term contract is through March 31, 1999, and the long-term supply agreement with Chrysler Corporation runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 1998 Model Year for exterior mirrors and through the 2002 Model Year for interior mirrors.

        The Company has developed a plan to ensure that its computer systems will be compliant by mid 1999 with the Year 2000. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

PART II.   OTHER INFORMATION



      Item 6.   Exhibits and Reports on Form 8-K

      (a)       See Exhibit Index on Page 10.

      (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        GENTEX CORPORATION



Date  04/30/98           /s/  Fred T. Bauer
     -----------        -----------------------
                        Fred T. Bauer
                        Chairman and Chief
                        Executive Officer




Date  04/30/98           /s/  Enoch C. Jen
     -----------        -----------------------
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

3(b)(1) Registrant's Bylaws as amended and restated August 18, 1995 were filed as Exhibit 3(b) to Registrant's Report on Form 10-Q dated November 1, 1995, and the same is incorporated herein by reference.

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