Form 10-Q
period 1998-06-30
GENTEX CORP
filed 1998-07-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM _________ TO ___________


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

                  Yes           x                             No
                           ----------                                ----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes                                         No
                           ----------                                ----------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
             Class                               at July 15, 1998
 Common Stock, $0.06 Par Value                      71,799,423



                        Exhibit Index located at page 10

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 1998 and December 31, 1997


                                      ASSETS
                                      ------
                                                              June 30, 1998          December 31, 1997
                                                              -------------          -----------------
CURRENT ASSETS
   Cash and cash equivalents                                    $36,700,194             $26,768,647
   Short term investments                                        22,637,138              14,362,736
   Accounts receivable, net                                      21,323,947              24,515,525
   Inventories                                                    8,384,563               8,787,689
   Prepaid expenses and other                                     2,060,883               1,484,839
                                                              ----------------       ----------------

      Total current assets                                       91,106,725              75,919,436

PLANT AND EQUIPMENT - NET                                        57,391,333              42,238,885

OTHER ASSETS
   Long-term investments                                         74,405,173              70,291,142
   Patents and other assets, net                                  1,255,858               1,333,384
                                                              ----------------       ----------------

      Total other assets                                         75,661,031              71,624,526
                                                              ----------------       ----------------

Total assets                                                   $224,159,089            $189,782,847
                                                              ================       ================


                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                              $9,366,910              $8,760,256
   Accrued liabilities                                            5,931,365               5,830,968
                                                              ----------------       ----------------

      Total current liabilities                                  15,298,275              14,591,224

DEFERRED INCOME TAXES                                             2,875,735               1,986,446

SHAREHOLDERS' INVESTMENT
   Common stock                                                   4,307,965               2,123,949
   Additional paid-in capital                                    60,029,670              53,654,663
   Other shareholders' equity                                   141,647,444             117,426,565
                                                              ----------------       ----------------

      Total shareholders' investment                            205,985,079             173,205,177
                                                              ----------------       ----------------

Total liabilities and
   shareholders' investment                                    $224,159,089            $189,782,847
                                                              ================       ================



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended                                Six Months Ended
                                                              June 30                                          June 30
                                                    ------------------------------              ------------------------------------

                                                        1998             1997                        1998                  1997
                                                        ----             ----                        ----                  ----
NET SALES                                            $51,371,749      $44,873,334                 $108,351,151          $86,775,456

COST OF GOODS SOLD                                    31,569,068       29,068,728                   65,909,577           56,238,684
                                                    ------------------------------              ------------------------------------

      Gross profit                                    19,802,681       15,804,606                   42,441,574           30,536,772


OPERATING EXPENSES:
   Research and development                            2,711,514        2,406,945                    5,290,743            4,484,212
   Selling, general
      & administrative                                 3,055,195        2,779,137                    6,091,208            5,469,528
                                                    ------------------------------              ------------------------------------

      Total operating expenses                         5,766,709        5,186,082                   11,381,951            9,953,740
                                                    ------------------------------              ------------------------------------

      Income from operations                          14,035,972       10,618,524                   31,059,623           20,583,032


OTHER INCOME (EXPENSE)
   Interest and dividend income                        1,355,061        1,020,651                    2,601,248            1,972,300
   Other, net                                            616,485          213,671                      921,930              236,793
                                                    ------------------------------              ------------------------------------

      Total other income                               1,971,546        1,234,322                    3,523,178            2,209,093
                                                    ------------------------------              ------------------------------------

      Income before provision
         for federal income taxes                     16,007,518       11,852,846                   34,582,801           22,792,125
                                                    ------------------------------              ------------------------------------

PROVISION FOR FEDERAL INCOME TAXES                     5,243,000        3,852,000                   11,317,000            7,407,000
                                                    ------------------------------              ------------------------------------


NET INCOME                                           $10,764,518       $8,000,846                  $23,265,801          $15,385,125
                                                    ==============================              ====================================

Earnings Per Share
  Basic                                                    $0.15            $0.11                        $0.33                $0.22
  Diluted                                                  $0.15            $0.11                        $0.32                $0.21

Weighted Average Shares:
  Basic                                               71,560,230       69,900,136                   71,332,350           69,869,560
  Diluted                                             73,807,749       71,624,684                   73,584,918           71,571,266


     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                        1998          1997
                                                                   --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $23,265,801   $15,385,125
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                 4,147,632     3,037,338
         Loss on disposal of equipment                                    30,162         5,319
         Deferred income taxes                                          (220,748)     (149,458)
         Amortization of deferred compensation                           266,089       284,510
         Change in assets and liabilities:
            Accounts receivable, net                                   3,191,578    (4,469,263)
            Inventories                                                  403,126    (3,222,289)
            Prepaid expenses and other                                  (101,005)     (115,172)
            Accounts payable                                             606,654     4,387,189
            Accrued liabilities                                          100,397       919,229
                                                                   --------------  ------------
                Net cash provided by
                   operating activities                               31,689,686    16,062,528
                                                                   --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in short-term investments                      (8,274,402)   16,338,194
   Plant and equipment additions                                     (19,144,246)   (8,593,511)
   Proceeds from sale of plant and equipment                                 550         1,500
   Increase in long-term investments                                  (2,299,752)  (31,941,877)
   Increase in other assets                                             (106,307)     (172,511)
                                                                   --------------  ------------
                Net cash used for
                   investing activities                              (29,824,157)  (24,368,205)
                                                                   --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                           8,066,018     3,241,912
                                                                   --------------  ------------
                Net cash provided by
                   financing activities                                8,066,018     3,241,912
                                                                   --------------  ------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    9,931,547    (5,063,765)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                26,768,647    16,730,356
                                                                   --------------  ------------

CASH AND CASH EQUIVALENTS,
   end of period                                                     $36,700,194   $11,666,591
                                                                   ==============  ============




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


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1998, and December 31, 1997, and the results of operations and cash flows for the interim periods presented.


(3)      Inventories consisted of the following at the respective quarter ends:

                                                    June 30, 1998               December 31, 1997
                                                    -------------               -----------------
              Raw materials                           $4,375,141                     $4,931,434
              Work-in-process                            600,298                        600,298
              Finished goods                           3,409,124                      3,255,957
                                                      ----------                     ----------
                                                      $8,384,563                     $8,787,689
                                                      ==========                     ==========


(4) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was approximately as follows:

                                                   June 30, 1998                 June 30, 1997
                                                   -------------                 -------------
              Quarter Ended                         $10,477,000                   $  8,798,000
              Six Months Ended                       24,448,000                     16,014,000


(5) All earnings per share amounts and weighted daily average of shares of common stock outstanding have been restated, to reflect the two-for-one stock split effected in the form of a 100 percent common stock dividend issued to shareholders on June 19, 1998.

                       GENTEX CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              RESULTS OF OPERATIONS:

              SECOND QUARTER  1998  VERSUS  SECOND QUARTER  1997

              Net Sales. Net sales for the second quarter of 1998 increased by approximately $6,498,000, or 14%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by 17% as automatic mirror unit shipments increased by 25% from approximately 897,000 in the second quarter of 1997 to 1,118,000 in the current quarter. This increase reflected increased penetration on domestic 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 45%, despite slightly down North American light vehicle production, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, partially offset by reduced shipments in June for General Motors due to two strikes at their component plants and the subsequent shutdown of the majority of their vehicle assembly plants. Mirror unit shipments to automotive customers outside North America decreased by 5% compared with the second quarter in 1997, primarily due to reduced interior mirror sub-assembly shipments to Korean automakers and one Japanese customer. Net sales of the Company's fire protection products decreased 4%, primarily due to lower than expected sales of certain of the Company's audible and visual signals, and generally light industry sales.

              Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65% in the second quarter of 1997 to 61% for the comparable period in 1998. This decreased percentage primarily reflected improved yields on the Company's new aspheric, convex and thin flat exterior mirrors and increased sales volume spread over fixed overhead expenses.

              Operating Expenses. Research and development expenses increased approximately $305,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $276,000, but remained at 6% of net sales, when compared with the second quarter of 1997. This increased expense primarily reflected the establishment of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

              Other Income - Net. Other income increased by approximately $737,000 when compared with the second quarter of 1997, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

              SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30,
              1997

              Net Sales. Net sales for the six months ended June 30, 1998 increased by approximately $21,576,000, or 25%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 1,760,000 in the first six months of 1997 to 2,386,000 in the first six months of 1998. This increase reflected increased penetration on domestic and foreign 1998 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 47%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles partially offset by reduced shipments in June for General Motors due to two strikes at their plants. Mirror unit shipments to automotive customers outside North America increased by 15% compared with the first six months of 1997, primarily due to increased shipments of exterior aspheric mirrors for Mercedes-Benz. Net sales of the Company's fire protection products decreased 4%, primarily due to lower than expected sales of certain of the Company's audible and visual signals, and generally light industry sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              RESULTS OF OPERATIONS:

              SIX MONTHS ENDED JUNE 30, 1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997 (cont.)

              Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65% in the first six months of 1997 to 61% for the comparable period in 1998. This decreased percentage primarily reflected improved yields on the Company's new aspheric, convex and thin flat exterior mirrors and increased sales volume spread over fixed overhead expenses.

              Operating Expenses. For the six months ended June 30, 1998, research and development expenses increased approximately $807,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $622,000, but remained at 6% of net sales, when compared with the first six months of 1997. This increased expense primarily reflected the establishment of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

              Other Income - Net. Other income for the six months ended June 30, 1998, increased by approximately $1,314,000 as compared to the first six months of 1997, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

              FINANCIAL CONDITION:

              Management considers the Company's working capital and long-term investments totaling approximately $150,214,000 at June 30, 1998, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

              TRENDS AND DEVELOPMENTS:

              In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience some pressure for select raw material cost increases.

              The Company's largest customer, General Motors, has shut down virtually all of its assembly plants due to strikes at two component plants which began in early June. After the scheduled 2-week General Motors plant shutdown at the beginning of July, shipments for General Motors represent approximately $2 million in sales per week. As the GM strikes have just been settled, it is not yet determinable when or how quickly shipments for General Motors will resume.

              The Company currently supplies NVS(R) Mirrors to BMW, Chrysler Corporation, Ford Motor Company and General Motors Corporation under long-term agreements. The BMW long-term contract is through March 31, 1999, and the long-term supply agreement with Chrysler Corporation runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 2002 Model Year.

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

PART II. OTHER INFORMATION


         Item 4.      Submission of Matters to a Vote of Security Holders

                      The annual meeting of the shareholders of the Company was held on May 21, 1998, at which:

                      (i) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes:

                                                             John Mulder              Mickey Fouts
                                                             -----------              -------------
                             For                             29,070,129                29,187,709
                             Against                               -                        -
                             Withheld                         2,058,110                 1,940,530
                             Broker Non-Votes                      -                        -

                             The terms of office for incumbent Directors Fred Bauer, Arlyn Lanting, Kenneth La Grand, Ted Thompson and Leo Weber, continued after the meeting.

                      (ii) A proposal to adopt the Amended and Restated Gentex Corporation Qualified Stock Option Plan was approved by the following vote:

                                 For                         28,249,696
                                 Against                      3,403,480
                                 Abstain                        107,472
                                 Broker Non-Votes                  -

                      (iii) A proposal to amend the Articles of Incorporation to increase the authorized shares of common stock was approved by the following vote:

                                 For                         30,369,827
                                 Against                      1,257,839
                                 Abstain                        132,982
                                 Broker Non-Votes                  -


         Item 6.      Exhibits and Reports on Form 8-K

         (a)          See Exhibit Index on Page 10.

         (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GENTEX CORPORATION





   Date 07/30/98                        /s/ Fred T. Bauer
        ------------                    ---------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer




   Date  07/30/98                       /s/ Enoch C. Jen
        ------------                    ---------------------------
                                        Enoch C. Jen
                                        Vice President-Finance,
                                        Principal Financial and
                                        Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                                      DESCRIPTION                                                    PAGE

3(a)(1)       Registrant's Articles of Incorporation were filed in 1981 as
              Exhibit 2(a) to a Registration Statement on Form S-18
              (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August
              of 1985, an additional Amendment to those Articles was filed as
              Exhibit 3(a)(i) to Registrant's Report on Form 10-Q in August of
              1987, an additional Amendment to those Articles was filed as
              Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March
              10, 1992, and an Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's
              Report on Form 10-Q dated July 31, 1996, all of which are hereby
              incorporated herein by reference.                                                                 12

3(a)(2)       Amendment to Articles of Incorporation, adopted on May 21, 1998.

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

 (b)(1) First Amendment to Shareholder Protection Rights Agreement, effective April 1, 1994, was filed as Exhibit 4(b)(1) to Registrant's report on Form 10-Q on April 29, 1994, and the same is hereby incorporated herein by reference.

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




EXHIBIT NO.                           DESCRIPTION                                                    PAGE

*10(b)(1)     Gentex Corporation Qualified Stock Option Plan (as amended and                           13
              restated, 13 effective August 25, 1997).

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

 27           Financial Data Schedule






























                    ______________________________________



* Indicates a compensatory plan or arrangement.