Form 10-Q
period 1998-09-30
GENTEX CORP
filed 1998-11-06
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           --------  ---------


COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                      38-2030505
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

            600 N. CENTENNIAL, ZEELAND, MICHIGAN           49464
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

               Yes       x                      No
                   -------------                   -----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
               Yes                              No
                   -------------                   ------------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding
                          Class                   at October 14, 1998
               -----------------------------      -------------------
               Common Stock, $0.06 Par Value           71,926,270



                        Exhibit Index located at page 10

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997





                                     ASSETS
                                     ------

                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
CURRENT ASSETS
   Cash and cash equivalents                                   $       33,706,719     $      26,768,647
   Short term investments                                              27,476,703            14,362,736
   Accounts receivable, net                                            30,148,736            24,515,525
   Inventories                                                          7,810,730             8,787,689
   Prepaid expenses and other                                           2,058,034             1,484,839
                                                               ------------------     -----------------

      Total current assets                                            101,200,922            75,919,436

PLANT AND EQUIPMENT - NET                                              57,497,995            42,238,885

OTHER ASSETS
   Long-term investments                                               73,165,246            70,291,142
   Patents and other assets, net                                        1,298,540             1,333,384
                                                               ------------------     -----------------

      Total other assets                                               74,463,786            71,624,526
                                                               ------------------     -----------------

Total assets                                                   $      233,162,703     $     189,782,847
                                                               ==================     =================



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                            $       10,212,226     $       8,760,256
   Accrued liabilities                                                  6,520,724             5,830,968
                                                               ------------------     -----------------

      Total current liabilities                                        16,732,950            14,591,224

DEFERRED INCOME TAXES                                                   1,922,410             1,986,446

SHAREHOLDERS' INVESTMENT
   Common stock                                                         4,315,606             2,123,949
   Additional paid-in capital                                          61,239,384            53,654,663
   Other shareholders' equity                                         148,952,353           117,426,565
                                                               ------------------     -----------------

      Total shareholders' investment                                  214,507,343           173,205,177
                                                               ------------------     -----------------

Total liabilities and
   shareholders' investment                                    $      233,162,703     $     189,782,847
                                                               ==================     =================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                             Three Months Ended                   Nine Months Ended
                                                September 30                         September 30
                                        ----------------------------      ------------------------------

                                            1998             1997             1998              1997
                                        -----------      -----------      ------------      ------------
NET SALES                               $49,596,221      $46,968,427      $157,947,372      $133,743,883

COST OF GOODS SOLD                       30,412,536       30,264,933        96,322,113        86,503,617
                                        ----------------------------      ------------------------------


      Gross profit                       19,183,685       16,703,494        61,625,259        47,240,266


OPERATING EXPENSES:
   Research and development               2,861,513        2,406,153         8,152,256         6,890,365
   Selling, general
      & administrative                    3,044,766        2,587,579         9,135,974         8,057,107
                                        ----------------------------      ------------------------------

      Total operating expenses            5,906,279        4,993,732        17,288,230        14,947,472
                                        ----------------------------      ------------------------------

      Income from operations             13,277,406       11,709,762        44,337,029        32,292,794


OTHER INCOME (EXPENSE)
   Interest, net                          1,382,076        1,045,992         3,983,323         3,018,292
   Other                                     25,490           85,394           947,420           322,187
                                        ----------------------------      ------------------------------

      Total other income                  1,407,566        1,131,386         4,930,743         3,340,479
                                        ----------------------------      ------------------------------

      Income before provision
         for federal income taxes        14,684,972       12,841,148        49,267,772        35,633,273

PROVISION FOR FEDERAL INCOME TAXES        4,784,000        4,174,000        16,101,000        11,581,000
                                        ----------------------------      ------------------------------


NET INCOME                              $ 9,900,972      $ 8,667,148      $ 33,166,772      $ 24,052,273
                                        ============================      ==============================

Earnings Per Share
  Basic                                 $      0.14      $      0.12      $       0.46      $       0.34
  Diluted                               $      0.13      $      0.12      $       0.45      $       0.34

Weighted Average Shares:
  Basic                                  71,823,718       70,263,914        71,487,969        70,060,082
  Diluted                                73,422,512       72,167,872        73,512,644        71,775,426


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                          1998               1997
                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 33,166,772       $ 24,052,273
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                   6,142,455          4,334,341
         Loss on disposal of equipment                     111,218             12,011
         Deferred income taxes                             364,144            (76,590)
         Amortization of deferred compensation             414,378            428,904
         Change in assets and liabilities:
            Accounts receivable, net                    (5,633,211)        (6,722,954)
            Inventories                                    976,959         (2,314,899)
            Prepaid expenses and other                    (346,984)            (8,299)
            Accounts payable                             1,451,970          2,798,441
            Accrued liabilities                            689,756           (370,779)
                                                      ------------       ------------
              Net cash provided by
               operating activities                     37,337,457         22,132,449
                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in short-term investments       (13,113,967)        20,614,369
   Plant and equipment additions                       (21,366,952)       (11,752,682)
   Proceeds from sale of plant and equipment                52,709              1,500
   Increase in long-term investments                    (4,743,793)       (37,048,239)
   Increase in other assets                               (159,971)          (215,703)
                                                      ------------       ------------
              Net cash used for
               investing activities                    (39,331,974)       (28,400,755)
                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                             8,932,589          5,937,244
                                                      ------------       ------------
              Net cash provided by
               financing activities                      8,932,589          5,937,244
                                                      ------------       ------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      6,938,072           (331,062)

CASH AND CASH EQUIVALENTS,
   beginning of period                                  26,768,647         16,730,356
                                                      ------------       ------------

CASH AND CASH EQUIVALENTS,
   end of period                                      $ 33,706,719       $ 16,399,294
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


(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1998, and December 31, 1997, and the results of operations and cash flows for the interim periods presented.


(3)      Inventories consisted of the following at the respective quarter ends:

                                    September 30, 1998      December 31, 1997
                                    ------------------      -----------------

           Raw materials            $        3,683,574      $       4,931,434
           Work-in-process                     773,268                600,298
           Finished goods                    3,353,888              3,255,957
                                    ------------------      -----------------
                                    $        7,810,730      $       8,787,689
                                    ==================      =================


(4) In connection with its April 1996, patent litigation settlement agreement with Donnelly Corporation, the Company agreed to pay Donnelly $200,000 for a royalty-free, paid-up license for certain lighted mirror patents that had been declared invalid by the Federal District Court if Donnelly prevailed in its appeal to the Federal Circuit Court of Appeals. During the third quarter 1998, the Federal Circuit Court of Appeals overturned the lower court's decision, and the Company made the $200,000 payment to Donnelly.

(5) Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130: "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was approximately as follows:

                                    September 30, 1998      September 30, 1997
                                    ------------------      ------------------

            Quarter Ended           $        7,507,000      $        9,600,000
            Nine Months Ended               31,955,000              25,613,000


(6) All earnings per share amounts and weighted daily average of shares of common stock outstanding have been restated, to reflect the two-for-one stock split effected in the form of a 100 percent common stock dividend issued to shareholders on June 19, 1998.

                       GENTEX CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           THIRD QUARTER  1998  VERSUS  THIRD QUARTER  1997

           Net Sales. Net sales for the third quarter of 1998 increased by approximately $2,628,000, or 6%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 5% as automatic mirror unit shipments increased by 10% from approximately 974,000 in the third quarter of 1997 to 1,069,000 in the current quarter. This increase reflected increased penetration on 1999 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 7%, despite a 5% reduction in North American light vehicle production, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, partially offset by reduced shipments in July for General Motors due to two strikes at their component plants and the subsequent shutdown of the majority of their vehicle assembly plants. Mirror unit shipments to automotive customers outside North America increased by 16% compared with the third quarter in 1997, primarily due to increased mirror sub-assembly shipments to European automakers. Net sales of the Company's fire protection products increased 10%, primarily due to higher sales of certain of the Company's smoke detectors and generally improved industry sales.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 64% in the third quarter of 1997 to 61% for the comparable period in 1998. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes.

           Operating Expenses. Research and development expenses increased approximately $455,000, and increased from 5% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $457,000, but remained at 6% of net sales, when compared with the third quarter of 1997. This increased expense primarily reflected the final $200,000 patent settlement payment to Donnelly Corporation (see Item 1), as well as the establishment of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

           Other Income - Net. Other income increased by approximately $276,000 when compared with the third quarter of 1997, primarily due to higher investable fund balances.

           NINE MONTHS ENDED SEPTEMBER 30, 1998 , VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

           Net Sales. Net sales for the nine months ended September 30, 1998, increased by approximately $24,203,000, or 18%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 2,735,000 in the first nine months of 1997 to 3,455,000 in the first nine months of 1998. This increase reflected increased penetration on domestic and foreign 1998 and 1999 model year vehicles for interior and exterior electrochromic NVS(R) Mirrors. Shipments to customers in North America increased by 32%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles partially offset by reduced shipments in June and July for General Motors due to two strikes at their plants. Mirror unit shipments to automotive customers outside North America increased by 15% compared with the first nine months of 1997, primarily due to increased shipments of exterior mirror sub-assemblies for Mercedes-Benz. Net sales of the Company's fire protection products increased 1%, primarily due to higher sales of certain of the Company's smoke detectors, offset by lower than expected sales of certain audible and visual signals.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65% in the first nine months of 1997 to 61% for the comparable period in 1998. This decreased percentage primarily reflected improved yields on the Company's new aspheric, convex and thin flat exterior mirrors and increased sales volume spread over fixed overhead expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           NINE MONTHS ENDED SEPTEMBER 30, 1998, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)


           Operating Expenses. For the nine months ended September 30, 1998, research and development expenses increased approximately $1,262,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,079,000, but remained at 6% of net sales, when compared with the first nine months of 1997. This increased expense primarily reflected the establishment of a sales and engineering office in Japan and a warehouse distribution operation in Germany, and the final $200,000 patent settlement payment to Donnelly Corporation.

           Other Income - Net. Other income for the nine months ended September 30, 1998, increased by approximately $1,590,000 as compared to the first nine months of 1997, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

           FINANCIAL CONDITION:

           Management considers the Company's working capital and long-term investments totaling approximately $157,633,000 at September 30, 1998, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

           The Company has developed a plan to address its computer systems' compliance with the Year 2000. Internal remediation activities are underway, and the Company expects that all internal remediation activities will be completed by December 31, 1998, and all internal acceptance testing will be completed by mid-1999. The Company is in the process of ascertaining the status of its suppliers' Year 2000 compliance efforts, and plans to develop contingency plans by mid-1999 for any key suppliers that will not be compliant on a timely basis. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

           While the Company believes all necessary work will be completed, there can be no guarantee that all systems will be in compliance by the year 2000 or that the systems of other companies on which the Company relies will be converted in a timely manner. Such failure to complete the necessary work by the year 2000 could cause delays in the Company's ability to produce or ship its products, process transactions, or otherwise conduct business in its markets, resulting in material financial risk.

           Statements in this Quarterly Report on Form 10-Q which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are forward-looking statements and involve risks and uncertainties described under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Trends and Developments" that could cause actual results to differ materially from those projected. All forward-looking statements in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

PART II.   OTHER INFORMATION


           Item 1.    Legal Proceedings

                      In connection with its April 1996, patent litigation settlement agreement with Donnelly Corporation, the Company agreed to pay Donnelly $200,000 for a royalty-free, paid-up license for certain lighted mirror patents that had been declared invalid by the Federal District Court if Donnelly prevailed in its appeal to the Federal Circuit Court of Appeals. During the third quarter 1998, the Federal Circuit Court of Appeals overturned the lower court's decision, and the Company made the $200,000 payment to Donnelly.


           Item 6.    Exhibits and Reports on Form 8-K

           (a)        See Exhibit Index on Page 10.

           (b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   GENTEX CORPORATION





   Date    11/06/98                   /s/  Fred T. Bauer
        ---------------            ----------------------------------
                                   Fred T. Bauer
                                   Chairman and Chief
                                   Executive Officer




   Date    11/06/98                   /s/  Enoch C. Jen
        ---------------            ----------------------------------
                                   Enoch C. Jen
                                   Vice President-Finance,
                                   Principal Financial and
                                   Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                      DESCRIPTION                                PAGE
-----------                      -----------                                ----

3(a)(1)   Registrant's Articles of Incorporation were filed in 1981 as
          Exhibit 2(a) to a Registration Statement on Form S-18 (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as
          Exhibit 3(a)(i) to Registrant's Report on Form 10-Q in August of 1987, an additional Amendment to those Articles was filed as
          Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March 10, 1992, an Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and an Amendment to Articles of Incorporation, adopted on May 21, 1998, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 30, 1998, all of which are hereby incorporated herein by reference.

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

10(a)(2)  A First Amendment to Lease dated June 28, 1985, was filed as
          Exhibit 10(m) to Registrant's Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                      DESCRIPTION                                PAGE
-----------                      -----------                                ----

*10(b)(1) Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective August 25, 1997) was filed as Exhibit 10(b)(1) to Registrant's Report on Form 10-Q, and the same is hereby incorporated herein by reference.

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

27        Financial Data Schedule











                   ------------------------------------------










* Indicates a compensatory plan or arrangement.