Form 10-K
period 1998-12-31
GENTEX CORP
filed 1999-03-25
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1998.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                       to
                                    --------------------     -------------------

Commission File No.:    0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                              38-2030505
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                       49464
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 1, 1999, 72,477,316 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $1,479,504,480 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.

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



                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology:
automatic-dimming rearview mirrors and fire protection products.

         The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior Night Vision Safety(TM) (NVS(R)) Mirror, an electrochromic automatic-dimming interior rearview mirror, providing the first successful commercial application of electrochromic technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior Night Vision Safety(TM) Mirror Sub-Assembly, which works as a complete glare-control system with the interior NVS(R) Mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note (9) to the Consolidated Financial Statements filed with this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry.

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

         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its NVS(R) Lighted Mirror, with map/reading lights, and during 1993, the Company began shipping its NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a third-generation NVS(R) Headlamp Control Mirror, a second-generation NVS(R) Compass Mirror, and a new interior NVS(R) Mirror that digitally displays either a compass or outside temperature reading. The compass and outside temperature display technology was developed and patented by Johnson Controls, Inc. During 1998, the Company began shipping new compass mirrors with integral LED map lamps, a major improvement over mirrors with standard incandescent map lamps.

         The Company sold approximately 2,423,000 interior NVS(R) Mirrors in 1996, approximately 2,799,000 in 1997, and approximately 3,320,000 in 1998.

         During 1998, the unit growth primarily continued as a result of increased penetration of a number of high-volume light vehicles manufactured in North America, including pickup trucks and sport/utility vehicles from the Big Three auto manufacturers, as well as increased penetration of light vehicle models manufactured outside North America, including new, higher-volume vehicles in Europe. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 1999 and 1999-1/2 vehicle models:

TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac       Deville                    (ECC)            S            Audi              A8                              S
                  D'Elegance                 (ECC)            S            Bentley                                   (RKE)   S
                  Catera                                      S            BMW               800 Series                      S
                  Concours                   (ECC)            S                              700 Series                      S
                  Eldorado                   (ECC)            S                              500 Series                      O
                  Eldorado Touring Coupe     (ECC)            S                              300 Series                      O
                  Escalade                   (EH/ECC/T)       S            Daewoo            Brougham                        O
                  Seville                                     S*                             Chairman                        S
                  Seville STS                                 S*                             Musso SUV                       S
GM/Buick          LeSabre Limited                             O*           Fiat              Lancia Dedra                    O
                  Park Avenue                (ECC)            O                              Lancia Kappa                    O
                  Park Avenue-Ultra          (ECC)            S*                             Alfa Romeo 166                  O
                  Riviera                                     S*           Hyundai/Hyundai
                                                                           Precision         Dynasty                         S
GM/Oldsmobile     88 Anniversary Edition     (ECC)            S                              Grandeur                        S
                  88 LSS                     (ECC)            S                              Sonata                          S
                  Aurora                     (ECC)            S                              Marcia                          S
                  Bravada                                     S                              Tiburon                         O
                  Intrigue GLS               (ECC/LED)        S            Infiniti          Q45                             S
GM/Pontiac        Bonneville SSE                              S                              I30                             O
GM/Chevrolet      Blazer                                      O            KIA Motors Corp.  Potentia (3.0 L)                S
                  Silverado Pickup           (ECC)O                        (Korea)           Potentia (2.2 L)                O
                  Silverado Crew Cab Pickup  (ECC)            O                              Credos                          S
                  Suburban                   (ECC/T)          S                              Enterprise                      O
                  Tahoe (2-Door)             (ECC/T)          O            Lexus             GS300                           O
                  Tahoe (4-Door)             (ECC/T)          S                              GS400                           S
GM/GMC            Sierra Pickup              (ECC)            O                              LS400                           S
                  Sierra Crew Cab Pickup     (ECC)            O                              RX300                           O
                  Denali                     (EH/ECC/T)       S                              SC300                           S
                  Jimmy                                       O                              LX470                           S
                  Suburban                   (ECC/T)          S                              SC400                           S
                  Yukon  (2-Door)            (ECC/T)          O            DaimlerChrysler/  S Class Coupe                   S
                  Yukon  (4-Door)            (ECC/T)          S              Mercedes-Benz   S Class Sedan                   S
Ford/Lincoln      Town Car Cartier                            S                              SL Roadster                     O
                  Town Car Executive                          O                              E Class Sedan                   O
                  Town Car Signature                          S                              C Class Sedan                   O
                  Navigator                                   S                              CLK Coupe                       O
Ford              Crown Victoria             (ECC)            O                              CLK Convertible                 O
                  Explorer (Limited, EB)     (EH)             S            Nissan            Cima                            O
                  Explorer (Sport, XLT)      (EH)             O                              Cedric                          O
                  Windstar SEL                                S                              Cefiro                          O
                  Windstar SE                                 O                              Gloria                          O
Ford/Mercury      Grand Marquis              (ECC)            O                              Leopard                         O
                  Mountaineer                (EH)             O                              Laurel                          O
DaimlerChrysler/  LHS                                         S            Opel              Omega                           O
  Chrysler        Concorde                                    O            Porsche           911                             O
                  300                                         S                              Boxster                         O
                  Town & Country Limited     (EH)             S            Rolls Royce                               (RKE)   S
DaimlerChrysler/  Intrepid                                    O            Samsung           SM5                             0
  Dodge           Grand Caravan ES           (EH)             S            Toyota            4-Runner**                      O
                  Ram Pickup                                  O                              Avalon XL**             (ECC/T) O
                  Dakota Pickup                               O                              Avalon XLS**            (ECC)   O
                  Durango                                     O                              Camry**                 (ECC/T) O
DaimlerChrysler/  Grand Cherokee Limited                      S                              Land Cruiser**                  O
  Jeep            Grand Cherokee Laredo                       O                              Solara                          O
                                                                                             T-100**                         O

KEY:    S = Standard equipment
        O = Optional equipment


*    ECC offered as upgrade option
** NVS(R) Mirrors are offered as optional equipment through Southeast Toyota Distributors in the states of FL, GA, NC, SC and AL, and Gulf States Toyota in the states of TX, MS, AR, LA and OK.

EH = NVS(R) Mirror with Automatic Headlamp Control
EL = NVS(R)Mirror with Map Lights
ECC = NVS(R) Mirror with Electronic Compass Display
ECC/T = NVS(R) Mirror w/Electronic Compass and Temperature Display RKE = NVS(R)Mirror with Remote Keyless Entry
LED = LED Map Lights

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

         The Company sold approximately 656,000 exterior NVS(R) Mirror Sub-Assemblies during 1996, approximately 1,079,000 in 1997, and approximately 1,582,000 in 1998. During 1998, unit growth continued primarily as a result of the Company's three newer exterior mirror products.

         The exterior NVS(R) Mirror is standard equipment or a factory-installed option on the following 1999 and 1999-1/2 vehicle models.

TABLE 2.   EXTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac                    Concours                       S          Audi             A4                (F/C/A)           O
                               D'Elegance                     S                           A6                (F/C/A)           O
                               Deville                        S                           A8                (F/C/A)           O
                               Eldorado                       S          BMW              500 Series        (F & C)           O
                               Eldorado Touring Coupe         S                           700 Series        (F & C)           O
                               Escalade                       S          DaimlerChrysler/ CLK Coupe         (F/A)             O
                               Seville                        S             Mercedes-Benz CLK Convertible                     O
                               Seville STS                    S                           E Class           (F/A)             O
GM/Buick                       Century                        O                           S Class Coupe     (F/A)             S
                               LeSabre Limited                O                           S Class Sedan     (F/A)             S
                               Park Avenue                    O                           SL Roadster       (F/A)             O
                               Park Avenue Ultra              S
                               Regal                          O
                               Riviera                        S          KEY:             S = Standard Equipment
GM/Chevrolet                   Blazer                         O                           O = Optional Equipment
                               Suburban          (F & C)      O
                               Tahoe (2-Door)    (F & C)      O                           F = Flat Glass
                               Tahoe (4-Door)    (F & C)      O                           C = Convex Glass
GM/GMC                         Denali            (F & C)      S                           A = Aspheric Glass
                               Jimmy                          O
                               Suburban          (F & C)      O
                               Yukon (2-Door)    (F & C)      O
                               Yukon (4-Door)    (F & C)      O
GM/Oldsmobile                  88 Anniversary Edition         S
                               Bravada                        O
Ford/Lincoln                   Continental                    O
                               Town Car Cartier               S
                               Town Car Executive             O
                               Town Car Signature             S
DaimlerChrysler/Chrysler       Town & Country Limited         S
DaimlerChrysler/Dodge          Grand Caravan ES               S
DaimlerChrysler/Jeep           Grand Cherokee Ltd.            S


         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. These models currently include the third-generation NVS(R) Headlamp Control Mirror, the NVS(R) Lighted Mirror with incandescent and LED map lamps, the third-generation NVS(R) Compass Mirror, the NVS(R) Mirror with Remote Keyless Entry, and the NVS(R) Compass/Temperature Mirror. Also in 1993, the Company introduced an NVS(R) Base Feature Mirror to target the high-volume, mid-priced vehicle segments, and larger-size interior and exterior NVS(R) Mirrors for use on vans and light trucks. A second-generation Base Feature Mirror was introduced in 1996. In 1996, Gentex introduced the first automatic-dimming "aspheric" exterior mirror. Aspheric mirrors are wide-angle exterior mirrors that virtually eliminate the "blind spot." During 1997, the Company introduced thin glass flat and convex exterior mirrors.

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

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 1998. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional work.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automotive manufacturers under the trade name "Night Vision Safety(TM)" or NVS(R) Mirrors. In North America, the Company markets these products primarily through a direct sales force of seven persons. The Company currently supplies NVS(R) Mirrors to Ford Motor Company, General Motors Corporation and DaimlerChrysler AG (North America) under long-term agreements. During 1997, the Company negotiated a new five-year, lifetime contract for inside mirrors with General Motors through the 2002 model year. The term of the Ford contract is through December 1999, and the long-term supply agreement with DaimlerChrysler AG has been extended through the 2003 model year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and DaimlerChrysler AG by means of sales to six exterior mirror suppliers.

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

         During 1993, the Company hired sales agent Continental Far East to market NVS(R) Mirrors to other Japanese automakers beyond Nissan. During 1994 and 1995, the Company began making mirror shipments to Tokai Rika Co., Ltd. for Toyota Lexus vehicle models. The Company began making direct mirror shipments to Honda and Mitsubishi, in 1995 and 1996, respectively. During 1998, the Company established a sales and engineering office and hired its first employees in Japan.

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

         In 1998, Gentex Corporation contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; however, currently the Company directs no other efforts to the sale of NVS(R) mirrors to the automotive aftermarket. It is management's belief that such efforts are of limited value until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 87% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is offering for sale to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

         The Company believes its electrochromic automatic mirrors offer significant performance advantages. The Company also believes that Donnelly shipped approximately 400,000 of its electrochromic mirrors to automotive customers in 1998. However, Gentex recognizes that Donnelly Corporation is considerably larger than the Company and presents a significant competitive threat by using pricing as its primary means to attempt to gain additional electrochromic mirror business. In the past, Gentex has been involved in patent litigation with Donnelly Corporation (see Note 8 to the Consolidated Financial Statements filed with this report).

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

         In recent years, the Company introduced further improvements to its line of smoke detectors, including submersibility to enhance maintenance, and a new design feature that permits greater ease in sensitivity testing. The Company offers the only detection device that may be completely submersed in water for cleaning purposes. This feature permits more effective and convenient cleaning of the product, thereby enhancing reliability. In addition, the patented sensitivity test feature permits the user to check the calibration of the least and most sensitive detection levels of the detector with the simple turn of a knob. In 1995, the National Fire Protection Association changed their code to require that all single station smoke alarms installed in dwellings larger than 1-2 family must annually conduct this sensitivity test.

         During 1996, the Company made numerous revisions to its products to include weather-proofing the mechanical horn and strobe for outdoor use, increasing the power taps on their speaker series, adding three new candela ratings to their visual signals (strobe warning lights), and adding terminal blocks to the remote signaling appliances to meet new code requirements.

         During 1997, the Company introduced a new visual and audible signaling line. The visual (strobe) was designed to meet the Underwriters Laboratories standard without any loss of efficiency. This product draws one of the lowest amount of current consumption in the industry. It is also available with the largest array of visual intensities offered to meet virtually all room sizes and configurations.

         Also, during 1997, the Company became one of the first companies in the fire alarm market to implement the temporal code 3 pattern on the smoke detection products.

         Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The Company markets its fire protection products throughout the United States through four regional sales managers and manufacturer representative organizations.

         Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling device markets. The Company estimates that it competes principally with eleven manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling device markets, the Company estimates it competes with approximately eight manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling devices, it believes that the recent introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.

TRADEMARKS AND PATENTS

         The Company owns 3 trademarks and 35 U.S. patents, 33 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2002 and 2017. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products. The remaining two U.S. patents relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also owns 26 foreign patents, which relate to automotive rearview mirrors. These patents expire at various times between 1999 and 2018. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The Company also has in process 66 U.S. patent applications, 42 foreign patent applications, and 2 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

         During 1998, the Company settled all patent litigation with respect to its rearview mirrors (see Note 8 to the Consolidated Financial Statements filed with this report).

         "Night Vision Safety(TM)" and "A Smarter Vision(TM)" are trademarks of Gentex Corporation and "NVS(R)" is a registered trademark of Gentex Corporation.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has three important customers within the automotive industry, each of which accounts for approximately 10% or more of the Company's annual sales: General Motors Corporation, DaimlerChrysler AG and Ford Motor Company. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $63,735,000 and $52,881,000 at March 1, 1999 and 1998, respectively.

         At March 1, 1999, the Company had 1,342 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

         The Company operates out of three office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park, providing ample opportunity for expansion. An additional 128,000-square-foot office/manufacturing facility on this site was opened during 1996, to meet the Company's current and near term future automotive production needs. The Company will be expanding its automotive production facilities and has begun construction of a third 170,000 square-foot facility at a cost of approximately $12,000,000 on its current site which is currently scheduled for completion by spring 2000.

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

NAME                      AGE                      POSITION                              POSITION HELD SINCE
---------------------------------------------------------------------------------------------------------------------------
Fred Bauer                 56              Chief Executive Officer                             May 1986
Kenneth La Grand           58              Executive Vice President                            September 1987
John Mulder                62              Senior Vice President, Automotive Marketing         September 1998
Enoch Jen                  47              Vice President-Finance, Treasurer                   February 1991

---------------------------------------------------------------------------------------------------------------------------


         There are no family relationships among the officers listed in the preceding table.

         John Mulder has served as Senior Vice President, Automotive Marketing of the Company since September 1998. Prior to that time, Mr. Mulder served as Vice President, Automotive Marketing, of the Company since July 1988.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Company's common stock trades on the National Market tier of The Nasdaq Stock MarketSM. As of March 1, 1999, there were 2,273 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock (adjusted for the 2-for-1 stock split in June 1998) reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

                    YEAR         QUARTER                         HIGH               LOW
                 --------------------------------------------------------------------------
                  1997           First                           10  13/16         8  3/4
                                 Second                          11  1/16          8  1/8
                                 Third                           13                9  5/16
                                 Fourth                          14  1/8          10  3/8

                  1998           First                           17  1/16         12  29/32
                                 Second                          19  1/2          15  1/2
                                 Third                           18  3/4          10  3/4
                                 Fourth                          22               11  1/2
                 --------------------------------------------------------------------------



         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                   (in thousands except per share data)
---------------------------------------------------------------------------------------------------------------------------
                             1998              1997              1996             1995             1994
---------------------------------------------------------------------------------------------------------------------------
Net Sales                   $222,292         $186,328          $148,708         $111,566           $89,762
Net Income                    50,307           35,230            23,963           18,895            16,466
---------------------------------------------------------------------------------------------------------------------------
Earnings
  Per Share*                    0.68             0.49              0.34             0.28              0.24
---------------------------------------------------------------------------------------------------------------------------
Total Assets                $254,890         $189,783          $140,378         $109,244           $80,739
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                  $      -       $        -        $        -      $         -        $        -
---------------------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock splits in June 1998 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change of each such item from that in the indicated previous year.



                                                   Percentage of Net Sales                    Percentage Change
                                                   -----------------------                    -----------------
                                                   Year Ended December 31                     1998         1997
                                               ---------------------------------               to           to
                                                1998         1997         1996                1997         1996
                                                ----         ----         ----                ----         ----
Net Sales                                       100.0%       100.0%       100.0%               19.3%        25.3%
Cost of Goods Sold                               59.3         63.8         62.9                10.9         27.1
                                                -----        -----        -----                ----       ------
  Gross Profit                                   40.7         36.2         37.1                34.1         22.2
Operating Expenses:
  Research and Development                        5.0          4.9          5.1                21.0         20.5
  Selling, General and Administrative             5.4          5.8          7.9                11.5         (7.9)
  Patent Settlement                                --           --          2.7                 N/A       (100.0)
                                                -----        -----        -----                ----       ------
     Total Operating Expenses                    10.4         10.7         15.7                15.8         14.5
                                                -----        -----        -----                ----       ------
  Operating Income                               30.3         25.5         21.4                41.8         49.1
Other Income                                      3.3          2.5          2.5                55.5         29.2
                                                -----        -----        -----                ----       ------
  Income Before Federal Income Taxes             33.6         28.0         23.9                43.1         47.1
Provision for Federal Income Taxes               11.0          9.1          7.8                43.6         47.2
                                                -----        -----        -----                ----       ------
  Net Income                                     22.6%        18.9%        16.1%               42.8%        47.0%
                                                =====        =====        =====                ====       ======


RESULTS OF OPERATIONS:    1998 TO 1997

         Net Sales. Automotive net sales increased by 22% and mirror shipments increased by 26%, from 3,878,000 to 4,902,000 units, primarily reflecting new thin glass flat, convex and aspheric exterior mirrors, as well as increased penetration on domestic and foreign 1998 and 1999 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. North American unit shipments increased by 30%, despite the impact of the General Motors' strikes, while overseas unit shipments increased by 18% during 1998. Net sales of the Company's fire protection products were basically flat, as increased sales of its AC/DC smoke detectors offset a decrease in sales of certain strobe related products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 64% to 59%, primarily reflecting improved glass yields and product cost reductions in connection with the production ramp-up of the new exterior mirror products and the Company's new in-house glass coating equipment, and increased sales volume spread over fixed overhead expenses, partially offset by automotive customer price reductions.

         Operating Expenses. Research and development expenses increased approximately $1,904,000, but remained at 5% of net sales, primarily due to additional staffing for new product development. Selling, general and administrative expenses increased approximately $1,240,000, but decreased from 6% to 5% of net sales, primarily reflecting the establishment of an European warehouse operation, the opening of a sales office in Japan and a $200,000 patent settlement payment.

         Other Income - Net. Investment income increased $1,485,000 in 1998, primarily due to higher investable fund balances, and other income increased $1,128,000 in 1998, primarily due to realized gains on the sale of equity investments.

         Taxes. The provision for federal income taxes varied from the statutory rate in 1998, primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.

         Net Income. Net income increased by 43%, primarily reflecting the increased sales level and improved gross margin in 1998.

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

         The Company's current ratio increased from 5.2 to 7.8, primarily as a result of increased cash and short-term investments.

         Management considers the Company's working capital of approximately $100,511,000 and long-term investments of approximately $78,744,000 at December 31, 1998, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG (North America), Ford Motor Company and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 2002 Model Year for inside mirrors.

YEAR 2000 READINESS DISCLOSURE

         The Company has developed a plan to address its computer systems' compliance with the Year 2000. All internal remediation activities have been completed, and the Company expects that all internal acceptance testing will be completed by mid-1999. The Company is in the process of ascertaining the status of its suppliers' Year 2000 compliance efforts, and plans to develop contingency plans by mid-1999 for any key suppliers that will not be compliant on a timely basis. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report as pages 18 through 30 following the signature page:

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table.


                                            Quarterly Results of Operations
                                         (in thousands except per share data)
------------------------------------------------------------------------------------------------------------------
                               First                 Second                    Third                    Fourth
                          1998       1997        1998      1997            1998      1997          1998       1997
------------------------------------------------------------------------------------------------------------------
Net Sales               $56,979    $41,902      $51,372    $44,873       $49,596    $46,968     $64,345    $52,584
Gross Profit             22,639     14,732       19,803     15,805        19,184     16,703      28,766     20,147
Operating Income         17,024      9,965       14,036     10,619        13,277     11,710      23,005     15,189
Net Income               12,501      7,384       10,765      8,001         9,901      8,667      17,140     11,178
Earnings Per Share*$        .17    $   .10      $   .15    $   .11       $   .13    $   .12     $   .23    $   .15
------------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock split in June 1998.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)      1.    Financial Statements.   See Item 8.
             2.    Financial Statements Schedules.   Not applicable.
             3.    Exhibits.   See Exhibit Index located on page 31.

    (b) No reports on Form 8-K were filed for the three-month period ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this behalf by the undersigned thereunto duly authorized.

Dated:  March 12, 1999          GENTEX CORPORATION



                                By: /s/ Fred Bauer
                                    --------------------------------------------
                                    Fred Bauer, Chairman and Principal Executive
                                    Officer

                                and
                                    /s/ Enoch Jen
                                    --------------------------------------------
                                    Enoch Jen, Vice President-Finance and
                                    Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 12th day of March, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth La Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Fred Bauer                      Director
------------------------------
Fred Bauer


/s/ Mickey E. Fouts                 Director
------------------------------
Mickey E. Fouts


/s/ Kenneth La Grand                Director
------------------------------
Kenneth La Grand


/s/ Arlyn Lanting                   Director
------------------------------
Arlyn Lanting


/s/ John Mulder                     Director
------------------------------
John Mulder


                                    Director
------------------------------
Ted Thompson


/s/ Leo Weber                       Director
------------------------------
Leo Weber

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


       To the Shareholders of Gentex Corporation:

         We have audited the accompanying consolidated balance sheets of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements on income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentex Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                 /s/  Arthur Andersen LLP


       Grand Rapids, Michigan

       January 21, 1999

                       GENTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997


ASSETS
                                                              1998                 1997
                                                              ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents                             $ 50,027,747         $ 26,768,647
   Short-term investments                                  24,034,876           14,362,736
   Accounts receivable, less allowances
      of $275,000 and $225,000 in 1998 & 1997              30,256,795           24,515,525
   Inventories                                              8,726,420            8,787,689
   Prepaid expenses and other                               2,311,581            1,484,839
                                                         ------------         ------------

      Total current assets                                115,357,419           75,919,436


PLANT AND EQUIPMENT:
   Land, building and improvements                         24,004,557           19,689,743
   Machinery and equipment                                 58,255,550           37,158,968
   Construction-in-process                                  4,974,025            6,166,893
                                                         ------------         ------------
                                                           87,234,132           63,015,604
   Less-Accumulated depreciation
      and amortization                                    (27,874,247)         (20,776,719)
                                                         ------------         ------------

                                                           59,359,885           42,238,885


OTHER ASSETS:
   Long-term investments                                   78,744,138           70,291,142
   Patents and other assets, net                            1,428,116            1,333,384
                                                         ------------         ------------
                                                           80,172,254           71,624,526
                                                         ------------         ------------

                                                         $254,889,558         $189,782,847
                                                         ============         ============



    LIABILITIES AND SHAREHOLDERS' INVESTMENT

                                                                 1998                  1997
                                                                 ----                  ----
       Accounts payable                                     $  7,602,933          $  8,760,256
       Accrued liabilities:
            Salaries, wages and vacation                       1,349,182             1,567,395
            Taxes                                              3,339,052             2,347,284
            Other                                              2,555,723             1,916,289
                                                            ------------          ------------


                  Total current liabilities                   14,846,890            14,591,224

    DEFERRED INCOME TAXES                                      3,034,450             1,986,446




    SHAREHOLDERS' INVESTMENT:

        Preferred stock, no par value,
            5,000,000 shares authorized; none
            issued or outstanding                                     --                    --

        Common stock, par value $.06 per share;
             100,000,000 shares authorized                     4,335,535             2,123,949
        Additional paid-in capital                            64,876,098            53,654,663
        Retained earnings                                    167,805,830           117,498,700
        Deferred compensation                                 (2,054,110)           (1,635,623)
        Unrealized gain on investments                         2,007,568             1,584,368
        Cumulative translation adjustment                         37,297               (20,880)
                                                            ------------          ------------
                 Total shareholders' investment              237,008,218           173,205,177
                                                            ------------          ------------

                                                            $254,889,558          $189,782,847
                                                            ============          ============



The accompanying notes are an integral part of these consolidated balance sheets.

                      GENTEX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                       1998              1997             1996
                                                                       ----              ----             ----

NET SALES                                                          $222,292,053     $186,327,877      $148,708,218

COST OF GOODS SOLD                                                  131,900,585      118,941,030        93,582,756
                                                                   ------------     ------------      ------------

       Gross profit                                                  90,391,468       67,386,847        55,125,462

OPERATING EXPENSES:
      Research and development                                       10,983,514        9,079,472         7,537,933
      Selling, general and administrative                            12,065,141       10,825,389        11,747,961
      Patent settlement                                                      --               --         4,000,000
                                                                   ------------     ------------      ------------

          Total operating expenses                                   23,048,655       19,904,861        23,285,894
                                                                   ------------     ------------      ------------

      Operating income                                               67,342,813       47,481,986        31,839,568

OTHER INCOME:
      Interest and dividend income                                    5,890,612        4,405,565         3,437,040
      Other, net                                                      1,429,705          301,673           205,787
                                                                   ------------     ------------      ------------

          Total other income                                          7,320,317        4,707,238         3,642,827
                                                                   ------------     ------------      ------------

      Income before provision
        for federal income taxes                                     74,663,130       52,189,224        35,482,395

PROVISION FOR FEDERAL INCOME TAXES                                   24,356,000       16,959,000        11,519,000
                                                                   ------------     ------------      ------------

NET INCOME                                                         $ 50,307,130     $ 35,230,224      $ 23,963,395
                                                                   ============     ============      ============

EARNINGS PER SHARE:
  Basic                                                            $       0.70     $       0.51      $       0.35
                                                                   ============     ============      ============
 Diluted                                                           $       0.68     $       0.49      $       0.34
                                                                   ============     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                                           Common Stock           Additional
                                                           -----------              Paid-In         Comprehensive     Retained
                                                      Shares        Amount          Capital             Income        Earnings
                                                      ------        ------          -------             ------        --------
BALANCE AS OF DECEMBER 31, 1995                      16,895,859    $1,013,752       $37,128,320             --      $58,305,081

  Issuance of common stock and the tax benefit
    of stock plan transactions                          633,754        38,025         8,868,755             --               --
  Amortization of deferred compensation                      --            --                --             --               --
  Stock split                                        17,219,669     1,033,180        (1,033,180)            --               --
  Comprehensive Income:
      Net income                                             --            --                --    $23,963,395       23,963,395

      Other comprehensive income:
        Foreign currency  translation adjustment             --            --                --          8,734               --
        Unrealized gain on investments                       --            --                --        335,372               --
                                                                                                   -----------
            Other comprehensive income                                                                 344,106               --
                                                                                                   -----------
                Comprehensive income                         --            --                --    $24,307,501               --
                                                     ----------    ----------       -----------    ===========      -----------

BALANCE AS OF DECEMBER 31, 1996                      34,749,282     2,084,957        44,963,895                      82,268,476

  Issuance of common stock and the tax benefit
    of stock plan transactions                          649,865        38,992         8,690,768             --               --
  Amortization of deferred compensation                      --            --                --             --               --
  Comprehensive Income:
      Net income                                             --            --                --    $35,230,224       35,230,224

      Other comprehensive income:
        Foreign currency  translation adjustment             --            --                --        (20,410)              --
        Unrealized gain on investments                       --            --                --      1,293,481               --
                                                                                                   -----------
            Other comprehensive income                       --            --                --      1,273,071               --
                                                                                                   -----------
                Comprehensive income                         --            --                --    $36,503,295               --
                                                     ----------    ----------       -----------    ===========     ------------

BALANCE AS OF DECEMBER 31, 1997                      35,399,147     2,123,949        53,654,663                     117,498,700

  Issuance of common stock and the tax benefit
    of stock plan transactions                        1,023,593        61,416        13,371,605             --               --
  Amortization of deferred compensation                      --            --                --             --               --
  Stock split                                        35,836,177     2,150,170        (2,150,170)            --               --
  Comprehensive Income:
      Net income                                             --            --                --    $50,307,130       50,307,130

      Other comprehensive income:
        Foreign currency  translation adjustment             --            --                --         58,177               --
        Unrealized gain on investments                       --            --                --        423,200               --
                                                                                                   -----------
            Other comprehensive income                       --            --                --        481,377               --
                                                                                                   -----------
                Comprehensive income                         --            --                --    $50,788,507               --
                                                     ----------    ----------       -----------    ===========     ------------

BALANCE AS OF DECEMBER 31, 1998                      72,258,917    $4,335,535       $64,876,098                    $167,805,830
                                                     ==========    ==========       ===========                    ============
                                                                         Accumulated
                                                                            Other              Total
                                                       Deferred         Comprehensive      Shareholders'
                                                     Compensation       Income (Loss)        Investment
                                                     ------------       -------------        ----------
BALANCE AS OF DECEMBER 31, 1995                      ($1,721,684)           ($53,689)      $ 94,671,780

  Issuance of common stock and the tax benefit
    of stock plan transactions                          (630,241)                 --          8,276,539
  Amortization of deferred compensation                  547,821                  --            547,821
  Stock split                                                 --                  --                 --
  Comprehensive Income:
      Net income                                              --                  --         23,963,395

      Other comprehensive income:
        Foreign currency  translation adjustment              --                  --                 --
        Unrealized gain on investments                        --                  --                 --

            Other comprehensive income                        --             344,106            344,106

                Comprehensive income                          --                  --                 --
                                                     -----------          ----------       ------------

BALANCE AS OF DECEMBER 31, 1996                       (1,804,104)            290,417        127,803,641

  Issuance of common stock and the tax benefit
    of stock plan transactions                          (421,579)                 --          8,308,181
  Amortization of deferred compensation                  590,060                  --            590,060
  Comprehensive Income:
      Net income                                              --                  --         35,230,224

      Other comprehensive income:
        Foreign currency  translation adjustment              --                  --                 --
        Unrealized gain on investments                        --                  --                 --

            Other comprehensive income                        --           1,273,071          1,273,071

                Comprehensive income                          --                  --                 --
                                                     -----------          ----------       ------------

BALANCE AS OF DECEMBER 31, 1997                       (1,635,623)          1,563,488        173,205,177

  Issuance of common stock and the tax benefit
    of stock plan transactions                          (990,218)                 --         12,442,803
  Amortization of deferred compensation                  571,731                                571,731
  Stock split                                                 --                  --                 --
  Comprehensive Income:
      Net income                                              --                  --         50,307,130

      Other comprehensive income:
        Foreign currency  translation adjustment              --                  --                 --
        Unrealized gain on investments                        --                  --                 --

            Other comprehensive income                        --             481,377            481,377

                Comprehensive income                          --                  --                 --
                                                     -----------          ----------       ------------

BALANCE AS OF DECEMBER 31, 1998                      ($2,054,110)         $2,044,865       $237,008,218
                                                     ===========          ==========       ============





The accompanying notes are an intregal part of these consolidated financial statements

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                                   1998                1997                 1996
                                                                               ------------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $50,307,130         $35,230,224          $23,963,395
      Adjustments to reconcile net income to net
            cash provided by operating activities-
                 Depreciation and amortization                                   7,522,521           6,418,312            3,918,515
                 Loss on disposal of equipment                                     111,218              82,862               47,949
                 Loss (gain) on sale of investments                               (937,360)             (8,102)              39,295
                 Deferred income taxes                                             456,474            (289,734)           1,072,582
                 Amortization of deferred compensation                             571,731             590,060              547,821
                 Change in assets and liabilities:
                     Accounts receivable, net                                   (5,741,270)         (7,500,351)          (2,309,018)
                     Inventories                                                    61,269          (2,607,267)            (444,903)
                     Prepaid expenses and other                                   (463,089)           (152,724)            (184,625)
                     Accounts payable                                           (1,157,323)          2,965,424              372,174
                     Accrued liabilities                                         1,412,989             264,883           (3,061,324)
                                                                               -----------         -----------          -----------
                            Net cash provided by
                               operating activities                             52,144,290          34,993,587           23,961,861
                                                                               -----------         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in Held-To-Maturity Securities
          Maturities and Calls                                                  12,366,000          24,765,464           28,840,879
          Purchases                                                             (8,333,178)        (28,324,553)         (34,915,969)
      Activity in Available-For-Sale Securities
          Sales Proceeds                                                         5,028,187          12,475,160            1,123,053
          Purchases                                                            (25,597,708)        (25,822,809)          (8,011,758)
      Plant and equipment additions                                            (24,596,224)        (16,383,089)         (16,424,358)
      Proceeds from sale of plant and equipment                                     52,615             316,270               11,943
      Increase in other assets                                                    (247,685)           (289,920)            (246,875)
                                                                               -----------         -----------          -----------
                            Net cash used for
                               investing activities                            (41,327,993)        (33,263,477)         (29,623,085)
                                                                               -----------         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and tax benefit of
          stock plan transactions                                               12,442,803           8,308,181            8,276,539
                                                                               -----------         -----------          -----------
                            Net cash provided by
                               financing activities                             12,442,803           8,308,181            8,276,539
                                                                               -----------         -----------          -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                           23,259,100          10,038,291            2,615,315

CASH AND CASH EQUIVALENTS,
      beginning of year                                                         26,768,647          16,730,356           14,115,041
                                                                               -----------         -----------          -----------

CASH AND CASH EQUIVALENTS,
      end of year                                                              $50,027,747         $26,768,647          $16,730,356
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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Company

     Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems.

     Significant accounting policies of the Company not described elsewhere are as follows:

     Consolidation

     Theconsolidated financial statements include the accounts of Gentex
        Corporation and all of its wholly-owned subsidiaries (together the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents

     Cash equivalents consist of funds invested in money market accounts.

     Investments

     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 1998 and 1997:

         1998                           Cost                  Gains            Losses           Market Value
         ----                           ----                  -----            ------           ------------
             U.S. Treasuries          $24,729,622           $   613,450     $        --         $  25,343,072
             Municipal                 41,168,482               510,201            (989)           41,677,694
             Other Fixed                5,149,333                 2,614              --             5,151,947
             Equity                    28,643,012             3,611,957      (1,136,842)           31,118,127
                                      -----------           -----------     -----------         -------------
                                      $99,690,449           $ 4,738,222     $(1,137,831)        $ 103,290,840
                                      ===========           ===========     ===========         =============

         1997
         ----
             U.S. Treasuries          $15,255,587           $   344,430     $        --         $  15,600,017
             Municipal                 43,874,376               350,279          (2,641)           44,222,014
             Other Fixed                6,476,132                 8,518              --             6,484,650
             Equity                    16,610,295             2,172,023         (78,965)           18,703,353
                                      -----------           -----------     -----------         -------------
                                      $82,216,390           $ 2,875,250     $   (81,606)        $  85,010,034
                                      ===========           ===========     ===========         =============


     Fixed income securities, excluding U.S. Treasuries, are considered held to maturity, and equity securities and U.S. Treasuries are available for sale. Held to maturity securities as of December 31, 1998, have maturities as follows:

              Due within one year                  $15,559,418
              Due between one and five years        30,758,397

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 1998 and 1997:

                                                   1998                    1997
                                                   ----                    ----
                  Raw materials                 $4,301,060             $ 4,931,434
                  Work-in-process                  926,466                 600,298
                  Finished goods                 3,498,894               3,255,957
                                                ----------             -----------
                                                $8,726,420             $ 8,787,689
                                                ==========             ===========

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

     The Company is constructing a new facility scheduled to be completed in 2000. The estimated cost to be incurred in 1999 and 2000 for the facility is approximately $12 million.

     Patents

     The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,890,000 and $4,679,000 at December 31, 1998 and 1997, respectively. Patent amortization expense was approximately $211,000, $1,099,000, and $186,000 in 1998, 1997 and 1996,
        respectively.

     Revenue Recognition

     The Company's revenue primarily is generated from sales of its products.
        Sales are recognized upon the shipment of product to customers.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $640,000, $671,000, and $780,000 in 1998, 1997 and
        1996, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $2,165,000, $2,028,000, and $1,338,000 in
        1998, 1997 and 1996, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:



                                                                            1998              1997            1996
                                                                            ----              ----            ----
     Numerators:
        Numerator for both basic and diluted EPS, net income             $50,307,130      $35,230,224       $23,963,395

     Denominators:
       Denominator for basic EPS,
       weighted-average common shares outstanding                         71,611,401       69,629,824        68,186,438
       Potentially dilutive shares resulting from stock option plans       2,005,319        2,331,708         2,838,134
                                                                         -----------      -----------       -----------
       Denominator for diluted EPS                                        73,616,720       71,961,532        71,024,572
                                                                         ===========      ===========       ===========

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Other Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial
        Accounting Standards No. 130: "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. The changes in the components of other comprehensive income (loss) are as follows:




                                                                        Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                               1998                               1997                            1996
                                    ---------------------------        --------------------------         ----------------------
                                       Pre-Tax                           Pre-Tax         Tax Exp.         Pre-Tax
                                        Amount        Tax Exp.            Amount         (Credit)          Amount        Tax Exp.
    Unrealized Gain
       on Securities:                  $651,075       $227,875          $1,989,971       $696,490          $515,957      $180,585

     Foreign Currency
       Translation Adjustments:          89,503         31,326             (31,400)       (10,990)           13,437         4,703
                                       --------       --------          ----------       --------          --------      --------

     Other Comprehensive
        Income                         $740,578       $259,201          $1,958,571       $685,500          $529,394      $185,288
                                       ========       ========          ==========       ========          ========      ========


     Foreign Currency Translation

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustment is recorded as a separate component of shareholders' investment.

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

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 1998 or 1997. No compensating balances are required under this line.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3)  FEDERAL INCOME TAXES, continued

     The components of the provision for federal income taxes are as follows:

                                          1998                  1997                 1996
                                       -----------          -----------           -----------
         Currently payable             $23,900,000          $17,249,000           $10,446,000
         Net Deferred                      456,000             (290,000)            1,073,000
                                       -----------          -----------           -----------

                                       $24,356,000          $16,959,000           $11,519,000
                                       ===========          ===========           ===========


     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $4,227,000, $3,571,000, and $3,284,000 in the respective years.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                              1998             1997              1996
                                                              ----             ----              ----
        Statutory federal income tax rate                     35.0%            35.0%             35.0%
        Foreign Sales Corporation exempted income             (1.3)            (1.4)             (1.5)
        Tax-exempt investment income                          (0.8)            (1.2)             (1.2)
        Other                                                 (0.3)             0.1               0.2
                                                              ----             ----              ----
        Effective Income tax rate                             32.6%            32.5%             32.5%
                                                              ====             ====              ====


        The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:


                                                              1998                                 1997
                                                    ----------------------------       ----------------------------
                                                       Current       Non-Current         Current        Non-Current
                                                    ----------      ------------       ----------       -----------
        Assets:
           Accruals not currently deductible        $  724,379      $    112,700       $  500,052       $   100,100
           Deferred compensation                            --           490,400               --           407,379
           Other                                       736,645            29,174          564,325            44,241
                                                    ----------      ------------       ----------       -----------
            Total deferred tax assets                1,461,024           632,274        1,064,377           551,720

        Liabilities:
           Excess tax over book depreciation                --        (2,379,382)              --        (1,486,411)
           Patent costs                                     --          (206,343)              --          (198,633)
           Other                                      (113,750)       (1,080,999)         (80,756)         (853,122)
                                                    ----------      ------------       ----------       -----------
           Net deferred taxes                       $1,347,274      $ (3,034,450)      $  983,621       $(1,986,446)
                                                    ==========      ============       ==========       ===========



        Income taxes paid in cash were approximately $18,815,000, $14,012,000, and $6,930,000 in 1998, 1997 and 1996, respectively.

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 1998, 1997 and 1996, the Company's contributions were approximately $378,000, $293,000, and $208,000, respectively.

     The Company does not provide health care benefits to retired employees.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(5)  SHAREHOLDER PROTECTION RIGHTS PLAN

     In August 1991, the Company's Board of Directors adopted a Shareholder Protection Rights Plan (the Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

     Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $27, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.00125 per Right and, unless earlier redeemed, will expire on August 26, 2001. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.

(6)  STOCK-BASED COMPENSATION PLANS

     The Company has three stock option plans, including two employee stock option plans ("Employee Plans") and a non-employee directors stock option plan ("Director Plan"), and an employee stock purchase plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:


                                                       1998                      1997                    1996
                                                       ----                      ----                    ----
        Net Income:           As Reported          $50,307,130               $35,230,224                $23,963,395
                              Pro Forma             46,098,379                32,986,461                 21,863,375

        EPS (diluted):        As Reported          $      0.68               $      0.49                $      0.34
                              Pro Forma                   0.63                      0.46                       0.31


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may sell up to 1,600,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 61,748 shares, 70,204 shares, and 63,786 shares in 1998, 1997 and 1996, respectively, and has sold a total of 374,142 shares through December 31, 1998. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1998 was approximately $14.

     The Company may grant options for up to 9,000,000 shares under the Employee
         Plans. The Company has granted options on 3,809,540 shares through December 31, 1998. Under the Plans, the option exercise price equals the stock's market price on date of grant. The Employee Plan options vest after one to five years, and expire after five to seven years.

     A summary of the status of the Company's two employee stock option plans at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table and narrative below:




                                                       1998                      1997                       1996
                                                -------------------       -------------------        -------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year        4,706        $  7          5,058      $   6          5,798         $  4
        Granted                                   761          17            982         12          1,030            9
        Exercised                              (1,267)          6         (1,186)         3         (1,756)           3
        Forfeited                                 (55)         10           (148)         9            (14)           7
        Expired                                    --          --             --         --             --           --
                                               ------        ----         ------                    ------
        Outstanding at End of Year              4,145          10          4,706          7          5,058            6
                                               ------        ----         ------                    ------
        Exercisable at End of Year              1,782           7          2,063          6          2,020            4
        Weighted Avg. Fair Value
           of Options Granted                                $  8                      $  6                        $  5

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

     Options Outstanding and Exercisable by Price Range As of December 31, 1998

                                                                                                    Options Exercisable
                                                                                               --------------------------------
                                  Options Shares         Outstanding                              Shares       Weighted-Average
              Range of              Outstanding           Remaining       Weighted-Average      Exercisable        Exercise
           Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
           ---------------          -----------       ----------------     --------------      -----------           -----
              $1 - $11                2,842                     2                 $7               1,656               $6
             $11 - $22                1,303                     5                $15                 126              $13
                                      -----                                                        -----
             Total                    4,145                     3                $10               1,782               $7
                                      =====                                                        =====

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.1, 6.2 and 6.4 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives ranging from 5 to 7 years, 5 to 7 years and 5 to 7 years; expected volatility of 43, 46 and 47 percent.

    The Company may grant options for up to 2,000,000 shares under the Director
        Plan. The Company has granted options on 1,056,000 shares through December 31, 1998. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

     A summary of the status of the Director Plan at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table and narrative below:

                                                        1998                      1997                       1996
                                                -------------------       -------------------        -------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year          548     $  5               568    $  4               528     $  4
        Granted                                    40       17                40      10                80        9
        Exercised                                 (76)       2               (60)      7               (40)       5
                                                  ---                        ---                       ---
        Outstanding at End of Year                512        6               548       5               568        4
                                                  ---                        ---                       ---
        Exercisable at End of Year                512        6               548       5               568        4
        Weighted Avg. Fair Value
           of Options Granted                             $ 11                      $  6                       $  7



     Options Outstanding and Exercisable by Price Range As Of December 31, 1998


                                                                                                     Options Exercisable
                                      Options  Outstanding                                     --------------------------------
           -------------------------------------------------------------------------------       Shares       Weighted-Average
              Range of          Shares Outstanding        Remaining       Weighted-Average      Exercisable        Exercise
           Exercise Prices            (000)           Contractual Life     Exercise Price        (000)               Price
           ---------------      ------------------    ----------------    ----------------     ------------   -----------------
              $1 - $18                 512                    5                   $6                512               $6
                                       ===                                                          ===


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.7, 6.7 and 6.8 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 5, 5 and 10 years; expected volatility of 43, 46 and 47 percent.

     The Company has a restricted stock plan covering 1,600,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 1998, 1997 and 1996, 64,200, 75,000 and 70,000 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $14.032 to $19.813 in 1998, $10.063 to $12.938 in 1997, and $10.063 to $10.938 in 1996. The
         related expense is reflected as deferred compensation in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(7)  STOCK SPLITS

     On May 21, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on June 5, 1998. The stock split increased the number of shares of common stock then outstanding from 35,836,177 to 71,672,354.

     On May 9, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on May 31, 1996. The stock split increased the number of shares of common stock then outstanding from 17,219,669 to 34,439,338.

     Earnings per share and all share data have been restated in all prior periods to reflect these stock splits.



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

     - The Company paid Donnelly $6 million in April 1996 (plus a $200,000 contingent payment if Donnelly prevailed in its lighted mirror patent appeal) as full and complete satisfaction of all of Donnelly's patent infringement claims.

     - The companies agreed not to pursue litigation against each other on certain other patents for a period of four years.

     The Company recorded a one-time charge of $4,000,000 ($6,000,000 payment, net of accrued reserves) in 1996, in connection with this settlement.

     In 1998, Donnelly's lighted mirror patent appeal was granted by the Court of Appeals for the Federal Circuit, and the Company paid the $200,000 contingent payment to Donnelly.

     From time to time, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.



(9)  SEGMENT REPORTING

     In fiscal year 1998, the Company adopted Statement of Financial Accounting
        Standards No. 131: "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(9)  SEGMENT REPORTING, continued


                                                      1998                       1997                      1996
                                                  ------------              ------------                -----------
     Revenue:
         Automotive Products
            U.S.                                  $127,588,319              $ 98,229,265               $ 81,114,871
            Germany                                 46,009,639                39,468,221                 23,031,833
            Other                                   28,518,734                28,435,911                 25,467,548
         Fire Protection Products                   20,175,361                20,194,480                 19,093,966
                                                  ------------              ------------               ------------
         Total                                    $222,292,053              $186,327,877               $148,708,218
                                                  ============              ============               ============

     Operating Income:
         Automotive Products                      $ 63,718,817              $ 43,390,801               $ 28,181,704
         Fire Protection Products                    3,623,996                 4,091,185                  3,657,864
                                                  ------------              ------------               ------------
         Total                                    $ 67,342,813              $ 47,481,986               $ 31,839,568
                                                  ============              ============               ============

     Assets:
         Automotive Products                      $ 89,252,971              $ 69,887,416               $ 50,904,641
         Fire Protection Products                    3,864,138                 4,670,554                  3,960,633
         Other                                     161,772,449               115,224,877                 85,513,146
                                                  ------------              ------------               ------------
         Total                                    $254,889,558              $189,782,847               $140,378,420
                                                  ============              ============               ============

     Depreciation & Amortization:
         Automotive Products                      $  6,658,551              $  5,811,705               $  3,399,922
         Fire Protection Products                      314,522                   296,601                    261,529
         Other                                         549,448                   310,006                    257,064
                                                  ------------              ------------               ------------
         Total                                    $  7,522,521              $  6,418,312               $  3,918,515
                                                  ============              ============               ============

     Capital Expenditures:
         Automotive Products                     $  19,595,844             $  15,419,468              $  16,060,728
         Fire Protection Products                      209,867                   443,354                    308,964
         Other                                       4,790,513                   520,267                     54,666
                                                 -------------             -------------              -------------
         Total                                    $ 24,596,224             $  16,383,089              $  16,424,358
                                                 =============             =============              =============



     Other assets are principally cash, investments, deferred income taxes, and corporate fixed assets.

     Automotive Products revenues in the "Other" category are sales to U.S.
        automotive manufacturing plants in Canada, Mexico and other foreign automotive customers. All non-U.S. sales are invoiced and paid in U.S. dollars.

     During the years presented, the Company had three automotive customers which individually accounted for 10% or more of net sales as follows:


                                                         Customer
                                           --------------------------------------
                                           #1                #2                #3
                                           --                --                --
                         1998              43%               25%               11%
                         1997              43%               25%                *
                         1996              43%               23%                *


                           *Less than 10%

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                                        PAGE
-----------                         -----------                                        ----

3(a)(1)         Registrant's Articles of Incorporation were filed in 1981 as
                Exhibit 2(a) to a Registration Statement on Form S-18
                (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as
                Exhibit 3(a)(i) to Registrant's Report on Form 10-Q in August of
                1987, and an additional Amendment to those Articles was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March
                10, 1992, and an additional Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, all of which are hereby incorporated herein by reference.

3(a)(2) Amendment to Articles of Incorporation, adopted on May 21, 1998, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 30, 1998, and the same is hereby incorporated herein by reference.

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

*10(b)(1)       Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective August 25, 1997) was filed as Exhibit
                10(b)(1) to Registrant's Report on Form 10-Q dated July 30,
                1998, and the same is hereby incorporated herein by reference.

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