Form 10-Q
period 1999-03-31
GENTEX CORP
filed 1999-04-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                               --------    -------

COMMISSION FILE NO.  0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                     38-2030505
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    600 N. CENTENNIAL, ZEELAND, MICHIGAN                     49464
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                  Yes                    No
                     ----------             ----------
APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
              Class                                    at April 15, 1999
              -----                                   ------------------
     Common Stock, $0.06 Par Value                        72,713,814


                        Exhibit Index located at page 10

PART I.             FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At March 31, 1999 and December 31, 1998



                                     ASSETS
                                                                                March 31, 1999       December 31, 1998
                                                                                --------------       -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $ 78,902,280         $ 50,027,747
   Short term investments                                                         25,123,001           24,034,876
   Accounts receivable, net                                                       31,862,398           30,256,795
   Inventories                                                                     9,318,865            8,726,420
   Prepaid expenses and other                                                      2,495,870            2,311,581
                                                                                ------------         ------------

      Total current assets                                                       147,702,414          115,357,419

PLANT AND EQUIPMENT - NET                                                         59,756,404           59,359,885

OTHER ASSETS
   Long-term investments                                                          76,070,098           78,744,138
   Patents and other assets, net                                                   1,575,485            1,428,116
                                                                                ------------         ------------

      Total other assets                                                          77,645,583           80,172,254
                                                                                ------------         ------------

Total assets                                                                    $285,104,401         $254,889,558
                                                                                ============         ============



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT


CURRENT LIABILITIES
   Accounts payable                                                             $ 10,627,106         $  7,602,933
   Accrued liabilities                                                            14,728,881            7,243,957
                                                                                ------------         ------------

      Total current liabilities                                                   25,355,987           14,846,890

DEFERRED INCOME TAXES                                                              2,603,060            3,034,450

SHAREHOLDERS' INVESTMENT
   Common stock                                                                    4,361,704            4,335,535
   Additional paid-in capital                                                     69,582,762           64,876,098
   Other shareholders' equity                                                    183,200,888          167,796,585
                                                                                ------------         ------------

      Total shareholders' investment                                             257,145,354          237,008,218
                                                                                ------------         ------------

Total liabilities and
   shareholders' investment                                                     $285,104,401         $254,889,558
                                                                                ============         ============



      See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 1999 and 1998



                                                                                   1999           1998
                                                                                -----------    -----------

NET SALES                                                                       $65,618,190    $56,979,402

COST OF GOODS SOLD                                                               36,624,710     34,340,509
                                                                                -----------    -----------


      Gross profit                                                               28,993,480     22,638,893


OPERATING EXPENSES:
   Research and development                                                       3,291,327      2,579,229
   Selling, general
      & administrative                                                            3,414,208      3,036,013
                                                                                -----------    -----------

      Total operating expenses                                                    6,705,535      5,615,242
                                                                                -----------    -----------

      Income from operations                                                     22,287,945     17,023,651


OTHER INCOME
   Interest and dividend income                                                   1,644,479      1,246,187
   Other, net                                                                       824,260        305,445
                                                                                -----------    -----------

      Total other income                                                          2,468,739      1,551,632
                                                                                -----------    -----------

      Income before provision
         for federal income taxes                                                24,756,684     18,575,283

PROVISION FOR FEDERAL INCOME TAXES                                                8,047,000      6,074,000
                                                                                  -----------    ---------


NET INCOME                                                                      $16,709,684    $12,501,283
                                                                                ===========    ===========

Earnings Per Share
  Basic                                                                         $      0.23    $      0.18
  Diluted                                                                       $      0.22    $      0.17

Weighted Average Shares:
  Basic                                                                          72,412,314     71,125,196
  Diluted                                                                        74,688,492     73,356,376


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1999 and 1998



                                                                                    1999              1998
                                                                                ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 16,709,684       $ 12,501,283
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                             2,291,241          2,145,732
         (Gain) Loss on disposal of equipment                                              0             30,395
         Deferred income taxes                                                        (3,613)          (120,968)
         Amortization of deferred compensation                                       165,581            123,638
         Change in assets and liabilities:
            Accounts receivable, net                                              (1,605,603)        (2,992,088)
            Inventories                                                             (592,445)           316,727
            Prepaid expenses and other                                               (61,712)           237,269
            Accounts payable                                                       3,024,173          2,740,316
            Accrued liabilities                                                    7,484,924          5,278,569
                                                                                ------------       ------------
            Net cash provided by
               operating activities                                               27,412,230         20,260,873
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in short-term investments                                  (1,088,125)        (3,009,569)
   Plant and equipment additions                                                  (2,674,055)       (11,949,293)
   Proceeds from sale of plant and equipment                                               0                  0
   (Increase) Decrease in long-term investments                                    1,101,599            105,417
   (Increase) Decrease in other assets                                              (180,312)          (220,064)
                                                                                ------------       ------------
            Net cash used for
               investing activities                                               (2,840,893)       (15,073,509)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                       4,303,196          5,135,542
                                                                                ------------       ------------
            Net cash provided by
               financing activities                                                4,303,196          5,135,542
                                                                                ------------       ------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                               28,874,533         10,322,906

CASH AND CASH EQUIVALENTS,
   beginning of period                                                            50,027,747         26,768,647
                                                                                ------------       ------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                $ 78,902,280       $ 37,091,553
                                                                                ============       ============

     See accompanying notes to condensed consolidated financial statements

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1998 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1999, and December 31, 1998, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective quarter ends:

                                   March 31, 1999           December 31, 1998
                                   --------------           -----------------
             Raw materials           $5,032,725                $4,301,060
             Work-in-process            926,466                   926,466
             Finished goods           3,359,674                 3,498,894
                                     ----------                ----------
                                     $9,318,865                $8,726,420
                                     ==========                ==========

(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was approximately as follows:

                                 March 31, 1999           March 31, 1998
                                 --------------           --------------
           Quarter Ended         $ 15,668,361             $13,970,764

(5) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                            Quarter Ended March 31,
                                      ------------------------------
       Revenue:                            1999             1998
                                           ----             ----
        Automotive Products           $60,629,567      $52,077,502
        Fire Protection Products        4,988,623        4,901,900
                                      -----------      -----------
        Total                         $65,618,190      $56,979,402
                                      ===========      ===========

       Operating Income:
        Automotive Products           $21,490,887      $16,214,062
        Fire Protection Products          797,058          809,589
                                      -----------      -----------
        Total                         $22,287,945      $17,023,651
                                      ===========      ===========

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

                       GENTEX CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              RESULTS OF OPERATIONS:

              FIRST QUARTER 1999 VERSUS FIRST QUARTER 1998

              Net Sales. Net sales for the first quarter of 1999 increased by approximately $8,639,000, or 15%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 16% as automatic mirror unit shipments increased by 18% from approximately 1,268,000 in the first quarter of 1998 to 1,490,000 in the current quarter. This increase reflected increased penetration on 1999 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 20%, primarily due to increased exterior mirror shipments for light trucks and sport/utility vehicles. Mirror unit shipments to automotive customers outside North America increased by 11% compared with the first quarter in 1998, primarily due to increased exterior mirror sub-assembly shipments to European automakers. Net sales of the Company's fire protection products increased 2%, primarily due to higher sales of certain of the Company's audible and visual signals.

              Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% in the first quarter of 1998 to 56% for the comparable period in 1999. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes, and increased sales volume spread over fixed overhead expenses.

              Operating Expenses. Research and development expenses increased approximately $712,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $378,000, but remained at 5% of net sales, when compared with the first quarter of 1998. This increased expense primarily reflected the establishment in mid-1998 of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

              Other Income - Net. Other income increased by approximately $917,000 when compared with the first quarter of 1998, primarily due to higher investable fund balances and realized gains on the sale of equity investments.


              FINANCIAL CONDITION:

              Management considers the Company's working capital and long-term investments totaling approximately $198,417,000 at March 31, 1999, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.


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

              TRENDS AND DEVELOPMENTS:

              The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG (North America), Ford Motor Company and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 2002 Model Year for inside mirrors.

              YEAR 2000 READINESS DISCLOSURE:

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






              Statements in this Quarterly Report on Form 10-Q which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are forward-looking statements and involve risks and uncertainties described under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Trends and Developments" and "Year 2000 Readiness Disclosure" that could cause actual results to differ materially from those projected. All forward-looking statements in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

PART II.          OTHER INFORMATION




                  Item 6.    Exhibits and Reports on Form 8-K

                             (a)  See Exhibit Index on Page 10.

                             (b) One report on Form 8-K was filed during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      GENTEX CORPORATION



         Date: 4/30/99                                /s/ Fred T. Bauer
              -------------------                     --------------------------
                                                      Fred T. Bauer
                                                      Chairman and Chief
                                                      Executive Officer



         Date: 4/30/99                                /s/ Enoch C. Jen
              -------------------                     --------------------------
                                                      Enoch C. Jen
                                                      Vice President - Finance,
                                                      Principal Financial and
                                                      Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                            DESCRIPTION                                                  PAGE
-----------                            -----------                                                  ----
3(a)(1)         Registrant's Articles of Incorporation were filed in 1981 as Exhibit 2(a) to a
                Registration Statement on Form S-18 (Registration No. 2-74226C), an Amendment to
                those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in
                August of 1985, an additional Amendment to those Articles was filed as Exhibit
                3(a)(i) to Registrant's Report on
                Form 10-Q in August of 1987, an additional Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March 10, 1992, an
                Amendment to Articles of Incorporation, adopted on May 9, 1996, was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and an
                Amendment to Articles of Incorporation, adopted on May 21, 1998, was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 30, 1998, all of which are hereby incorporated herein be reference.

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

4(b)(3)         Third Amendment to Shareholder Protection Rights Agreement, effective March 12,       12
                1999


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

*10(b)(2)       Gentex Corporation 1987 Incentive Stock Option Plan (as amended through May 24, 1989) was filed as Exhibit 10(g)(3) to
                Registrant's Report on Form 10-K dated March 1, 1990, and the same is hereby incorporated herein by reference.

*10(b)(3)       Gentex Corporation Restricted Stock Plan was filed as Exhibit
                10(b)(3) to Registrant's Report on Form 10-K dated March 10,
                1992, and the same is hereby incorporated herein by reference.

*10(b)(4)       Gentex Corporation Non-Employee Director Stock Option Plan (as
                amended and restated, effective March 7, 1997), was filed as
                Exhibit 10(b)(4) to Registrant's Report on Form 10-K dated March
                7, 1997, and the same is incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration
                Statement on Form S-2 (Registration No. 33-30353) as Exhibit
                10(k) and the same is hereby incorporated herein by reference.


27              Financial Data Schedule





                      --------------------------------------------------






*Indicates a compensatory plan or arrangement.