Form 10-Q
period 1999-06-30
GENTEX CORP
filed 1999-07-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                              -------------    -------------


COMMISSION FILE NO.  0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-2030505
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  600 N. CENTENNIAL, ZEELAND, MICHIGAN                     49464
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


APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
                        Class                         at July 13, 1999
                        -----                        ------------------
             Common Stock, $0.06 Par Value               73,208,195


                        Exhibit Index located at page 10

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     AT JUNE 30, 1999 AND DECEMBER 31, 1998



                                                               ASSETS
                                                               ------
                                                                         June 30, 1999           December 31, 1998
                                                                         -------------           -----------------
CURRENT ASSETS
   Cash and cash equivalents                                             $  92,501,739             $  50,027,747
   Short term investments                                                   24,915,820                24,034,876
   Accounts receivable, net                                                 31,741,019                30,256,795
   Inventories                                                               8,039,228                 8,726,420
   Prepaid expenses and other                                                3,942,780                 2,311,581
                                                                         -------------             -------------

      Total current assets                                                 161,140,586               115,357,419

PLANT AND EQUIPMENT - NET                                                   64,346,277                59,359,885

OTHER ASSETS
   Long-term investments                                                    79,041,317                78,744,138
   Patents and other assets, net                                             1,789,230                 1,428,116
                                                                         -------------             -------------

      Total other assets                                                    80,830,547                80,172,254
                                                                         -------------             -------------

Total assets                                                             $ 306,317,410             $ 254,889,558
                                                                         =============             =============

                                              LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                              ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                      $  12,448,206             $   7,602,933
   Accrued liabilities                                                       7,204,132                 7,243,957
                                                                         -------------             -------------

      Total current liabilities                                             19,652,338                14,846,890

DEFERRED INCOME TAXES                                                        3,875,540                 3,034,450

SHAREHOLDERS' INVESTMENT
   Common stock                                                              4,392,492                 4,335,535
   Additional paid-in capital                                               76,765,312                64,876,098
   Other shareholders' equity                                              201,631,728               167,796,585
                                                                         -------------             -------------

      Total shareholders' investment                                       282,789,532               237,008,218
                                                                         -------------             -------------

Total liabilities and
   shareholders' investment                                              $ 306,317,410             $ 254,889,558
                                                                         =============             =============




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended                   Six Months Ended
                                                                June 30                              June 30
                                                      -----------------------------     -----------------------------------

                                                           1999          1998                 1999              1998
                                                           ----          ----                 ----              ----
NET SALES                                                $66,889,149   $51,371,749           $132,507,339     $108,351,151

COST OF GOODS SOLD                                        37,552,621    31,569,068             74,177,330       65,909,577
                                                      -----------------------------     -----------------------------------


      Gross profit                                        29,336,528    19,802,681             58,330,009       42,441,574


OPERATING EXPENSES:
   Research and development                                3,543,158     2,711,514              6,834,485        5,290,743
   Selling, general
      & administrative                                     3,634,323     3,055,195              7,048,531        6,091,208
                                                      -----------------------------     -----------------------------------

      Total operating expenses                             7,177,481     5,766,709             13,883,016       11,381,951
                                                      -----------------------------     -----------------------------------

      Income from operations                              22,159,047    14,035,972             44,446,993       31,059,623


OTHER INCOME (EXPENSE)
   Interest and dividend income                            1,825,062     1,355,061              3,469,541        2,601,248
   Other, net                                                666,622       616,485              1,490,882          921,930
                                                      -----------------------------     -----------------------------------

      Total other income                                   2,491,684     1,971,546              4,960,423        3,523,178
                                                      -----------------------------     -----------------------------------

      Income before provision
         for federal income taxes                         24,650,731    16,007,518             49,407,416       34,582,801

PROVISION FOR FEDERAL INCOME TAXES                         8,114,000     5,243,000             16,161,000       11,317,000
                                                      -----------------------------     -----------------------------------


NET INCOME                                               $16,536,731   $10,764,518            $33,246,416      $23,265,801
                                                      =============================     ===================================

Earnings Per Share
  Basic                                                  $      0.23   $      0.15            $      0.46      $      0.33
  Diluted                                                $      0.22   $      0.15            $      0.44      $      0.32

Weighted Average Shares:
  Basic                                                   72,993,935    71,560,230             72,694,625       71,332,350
  Diluted                                                 75,301,775    73,807,749             75,018,638       73,584,918



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                        1999               1998
                                                                                 -----------------  -----------------
             CASH FLOWS FROM OPERATING ACTIVITIES:
                Net income                                                            $33,246,416       $ 23,265,801
                Adjustments to reconcile net income to net
                   cash provided by operating activities-
                      Depreciation and amortization                                     4,583,822          4,147,632
                      (Gain) Loss on disposal of equipment                                (15,613)            30,162
                      Deferred income taxes                                               (22,428)          (220,748)
                      Amortization of deferred compensation                               362,850            266,089
                      Change in assets and liabilities:
                         Accounts receivable, net                                      (1,484,224)         3,191,578
                         Inventories                                                      687,192            403,126
                         Prepaid expenses and other                                    (1,250,175)          (101,005)
                         Accounts payable                                               4,845,273            606,654
                         Accrued liabilities                                              (39,825)           100,397
                                                                                 -----------------  -----------------
                         Net cash provided by
                            operating activities                                       40,913,288         31,689,686
                                                                                 -----------------  -----------------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                (Increase) Decrease in short-term investments                            (880,944)        (8,274,402)
                Plant and equipment additions                                          (9,577,502)       (19,144,246)
                Proceeds from sale of plant and equipment                                  51,375                550
                (Increase) Decrease in long-term investments                            1,081,375         (2,299,752)
                (Increase) Decrease in other assets                                      (414,226)          (106,307)
                                                                                 -----------------  -----------------
                         Net cash used for
                            investing activities                                       (9,739,922)       (29,824,157)
                                                                                 -----------------  -----------------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                Issuance of common stock and tax benefit of
                  stock plan transactions                                              11,300,626          8,066,018
                                                                                 -----------------  -----------------
                         Net cash provided by
                            financing activities                                       11,300,626          8,066,018
                                                                                 -----------------  -----------------


             NET INCREASE IN CASH AND
                CASH EQUIVALENTS                                                       42,473,992          9,931,547

             CASH AND CASH EQUIVALENTS,
                beginning of period                                                    50,027,747         26,768,647
                                                                                 -----------------  -----------------

             CASH AND CASH EQUIVALENTS,
                end of period                                                         $92,501,739       $ 36,700,194
                                                                                 =================  =================


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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 1999, and December 31, 1998, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter ends:

                                                        June 30, 1999                    December 31, 1998
                                                        -------------                    -----------------
                  Raw materials                          $3,899,357                         $ 4,301,060
                  Work-in-process                           926,466                             926,466
                  Finished goods                          3,213,405                           3,498,894
                                                         ----------                         -----------
                                                         $8,039,228                         $ 8,726,420
                                                         ==========                         ===========


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


                                                        June 30, 1999                      June 30, 1998
                                                        -------------                      -------------
              Quarter Ended                             $18,449,477                         $10,477,031
              Six Months Ended                           34,117,839                          24,447,795


(5) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                                        Quarter Ended June 30,                  Six Months Ended June 30
                                                ----------------------------------          -------------------------------
              Revenue:                               1999                1998                  1999                1998
                                                     ----                ----                  ----                ----
           Automotive Products                     $61,575,636         $46,240,125          $122,205,203       $ 98,317,627
           Fire Protection Products                  5,313,513           5,131,624            10,302,136         10,033,524
                                                   -----------         -----------          ------------       ------------
           Total                                   $66,889,149         $51,371,749          $132,507,339       $108,351,151
                                                   ===========         ===========          ============       ============

         Operating Income:
           Automotive Products                     $21,280,828         $13,150,882         $  42,771,716      $  29,364,944
           Fire Protection Products                    878,219             885,090             1,675,277          1,694,679
                                                   -----------         -----------         -------------      -------------
           Total                                   $22,159,047         $14,035,972         $  44,446,993      $  31,059,623
                                                   ===========         ===========         =============      =============


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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         SECOND QUARTER 1999 VERSUS SECOND QUARTER 1998

         Net Sales. Net sales for the second quarter of 1999 increased by approximately $15,517,400, or 30%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by 33% as automatic mirror unit shipments increased by 34% from approximately 1,118,000 in the second quarter of 1998 to 1,493,000 in the current quarter. This increase reflected increased penetration on 1999 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors and reduced shipments in June 1998 for General Motors due to two strikes at its component plants and the subsequent shutdown of the majority of its vehicle assembly plants. Shipments to customers in North America increased by 41%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, the impact of the two strikes at General Motors in the prior year, and higher industry production levels. Mirror unit shipments to automotive customers outside North America increased by 17% compared with the second quarter in 1998, primarily due to increased exterior mirror sub-assembly shipments for certain European and Asian automakers. Net sales of the Company's fire protection products increased 3%, primarily due to higher sales of certain of the Company's audible and visual signals.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the second quarter of 1998 to 56% for the comparable period in 1999. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes, and increased sales volume spread over fixed overhead expenses.

         Operating Expenses. Research and development expenses increased approximately $832,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $579,000, but decreased from 6% to 5% of net sales, when compared with the second quarter of 1998. This increased expense primarily reflected increased staffing to support current and future overseas sales growth, and the establishment in mid-1998 of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

         Other Income - Net. Other income increased by approximately $520,000 when compared with the second quarter of 1998, primarily due to higher investable fund balances.

         SIX MONTHS ENDED JUNE 30, 1999, VERSUS SIX MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales for the six months ended June 30, 1999, increased by approximately $24,156,000, or 22%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 2,386,000 in the first six months of 1998 to 2,983,000 in the first six months of 1999. This increase reflected increased penetration on domestic and foreign 1999 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors and reduced shipments in June 1998 due to two strikes at General Motors' component plants. Shipments to customers in North America increased by 30%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, higher industry production levels, and the impact of two strikes at General Motors in the prior year. Mirror unit shipments to automotive customers outside North America increased by 14% compared with the first six months in 1998, primarily due to increased exterior mirror sub-assemblies for certain European and Asian automakers. Net sales of the Company's fire protection products increased 3%, primarily due to higher sales of certain of the Company's audible and visual signals.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the first six months of 1998 to 56% for the comparable period in 1999. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes, and increased sales volume spread over fixed overhead expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998 (CONT.)

         Operating Expenses. For the six months ended June 30, 1999, research and development expenses increased approximately $1,544,000, but remained at 5% of net sales, when compared with the same quarter last year, pri-marily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $957,000, but decreased from 6% to 5% of net sales, when compared with the first six months of 1998. This increased expense primarily reflected increased staffing to support current and future overseas sales growth, and the establishment in mid-1998 of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

         Other Income - Net. Other income for the six months ended June 30, 1999, increased by approximately $1,437,000 as compared to the first six months of 1998, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

         FINANCIAL CONDITION:

         Management considers the Company's working capital and long-term investments totaling approximately $220,530,000 at June 30, 1999, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG, Ford Motor Company and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year. The term of the Ford contract is through December 1999, while the GM contract runs through the 2002 Model Year for inside mirrors.

         YEAR 2000 READINESS DISCLOSURE:

         The Company has developed a plan to address its computer systems' compliance with the Year 2000. All internal remediation activities have been completed, and the Company completed all internal acceptance testing during the second quarter. The Company is in the process of ascertaining the status of its suppliers' Year 2000 compliance efforts, and plans to complete contingency plans during the third quarter for any key suppliers that will not be compliant on a timely basis. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

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

PART II.    OTHER INFORMATION




            Item 6.    Exhibits and Reports on Form 8-K

                       (a)   See Exhibit Index on Page 10.

                       (b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENTEX CORPORATION



         Date:     07/30/99                     /s/  Fred T. Bauer
              ---------------------           ----------------------------------
                                              Fred T. Bauer
                                              Chairman and Chief
                                              Executive Officer



         Date:     07/30/99                     /s/  Enoch C. Jen
              ---------------------           ----------------------------------
                                              Enoch C. Jen
                                              Vice President - Finance,
                                              Principal Financial and
                                              Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                          DESCRIPTION                                   PAGE
-----------                          -----------                                   ----
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

4(b)(3) Third Amendment to Shareholder Protection Rights Agreement, effective March 12, 1999, was filed as Exhibit 4(b)(3) to Registrant's Report on Form 10-Q, dated April 30, 1999, and the same is hereby incorporated herein by reference.

10(a)(1)    A Lease dated August 15, 1981, was filed as part of a Registration
            Statement (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.


EXHIBIT NO.                            DESCRIPTION                                     PAGE
-----------                            -----------                                     ----
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


27          Financial Data Schedule

                          ------------------------------





*Indicates a compensatory plan or arrangement.