Form 10-Q
period 1999-09-30
GENTEX CORP
filed 1999-10-29
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                        ---------  ---------


COMMISSION FILE NO.  0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                    38-2030505
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
   incorporation or organization)

  600 N. CENTENNIAL, ZEELAND, MICHIGAN                     49464
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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
             Class                                  at October 14, 1999
             -----                                  -------------------
Common Stock, $0.06 Par Value                            73,286,083


                        Exhibit Index located at page 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   At September 30, 1999 and December 31, 1998


                                     ASSETS
                                     ------

                                                              September 30, 1999      December 31, 1998
                                                              ------------------      -----------------
CURRENT ASSETS
   Cash and cash equivalents                                     $ 57,750,737            $ 50,027,747
   Short term investments                                          22,100,014              24,034,876
   Accounts receivable, net                                        37,310,614              30,256,795
   Inventories                                                      8,652,109               8,726,420
   Prepaid expenses and other                                       3,630,286               2,311,581
                                                                 ------------            ------------

      Total current assets                                        129,443,760             115,357,419

PLANT AND EQUIPMENT - NET                                          69,999,347              59,359,885

OTHER ASSETS
   Long-term investments                                          121,731,721              78,744,138
   Patents and other assets, net                                    2,066,998               1,428,116
                                                                 ------------            ------------

      Total other assets                                          123,798,719              80,172,254
                                                                 ------------            ------------

Total assets                                                     $323,241,826            $254,889,558
                                                                 ============            ============

                           LIABILITIES AND SHAREHOLDERS' INVESTMENT
                           ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                              $ 13,486,841            $  7,602,933
   Accrued liabilities                                             10,733,192               7,243,957
                                                                 ------------            ------------

      Total current liabilities                                    24,220,033              14,846,890

DEFERRED INCOME TAXES                                               2,944,452               3,034,450

SHAREHOLDERS' INVESTMENT
   Common stock                                                     4,397,165               4,335,535
   Additional paid-in capital                                      77,717,012              64,876,098
   Other shareholders' equity                                     213,963,164             167,796,585
                                                                 ------------            ------------

      Total shareholders' investment                              296,077,341             237,008,218
                                                                 ------------            ------------

Total liabilities and
   shareholders' investment                                      $323,241,826            $254,889,558
                                                                 ============            ============



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
                                                    ----------------------------     -------------------------------

                                                        1999          1998                1999            1998
                                                        ----          ----                ----            ----
NET SALES                                             $64,146,371   $49,596,221         $196,653,710   $157,947,372

COST OF GOODS SOLD                                     38,351,928    30,412,536          112,529,258     96,322,113
                                                    ----------------------------     -------------------------------


      Gross profit                                     25,794,443    19,183,685           84,124,452     61,625,259


OPERATING EXPENSES:
   Research and development                             3,444,350     2,861,513           10,278,835      8,152,256
   Selling, general
      & administrative                                  3,606,106     3,044,766           10,654,637      9,135,974
                                                    ----------------------------     -------------------------------

      Total operating expenses                          7,050,456     5,906,279           20,933,472     17,288,230
                                                    ----------------------------     -------------------------------

      Income from operations                           18,743,987    13,277,406           63,190,980     44,337,029


OTHER INCOME (EXPENSE)
   Interest, net                                        2,150,815     1,382,076            5,620,356      3,983,323
   Other                                                  568,786        25,490            2,059,668        947,420
                                                    ----------------------------     -------------------------------

      Total other income                                2,719,601     1,407,566            7,680,024      4,930,743
                                                    ----------------------------     -------------------------------

      Income before provision
         for federal income taxes                      21,463,588    14,684,972           70,871,004     49,267,772

PROVISION FOR FEDERAL INCOME TAXES                      7,020,000     4,784,000           23,181,000     16,101,000
                                                    ----------------------------     -------------------------------


NET INCOME                                            $14,443,588    $9,900,972          $47,690,004    $33,166,772
                                                    ============================     ===============================

Earnings Per Share
  Basic                                                     $0.20         $0.14                $0.65          $0.46
  Diluted                                                   $0.19         $0.13                $0.64          $0.45

Weighted Average Shares:
  Basic                                                73,232,990    71,823,718           72,880,739     71,487,969
  Diluted                                              75,036,282    73,422,512           75,032,658     73,512,644


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 1999 and 1998





                                                                                                 1999               1998
                                                                                         -----------------  -----------------

              CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income                                                                   $47,690,004        $33,166,772
                 Adjustments to reconcile net income to net
                    cash provided by operating activities-
                       Depreciation and amortization                                            7,121,458          6,142,455
                       (Gain) Loss on disposal of equipment                                       113,209            111,218
                       Deferred income taxes                                                      493,834            364,144
                       Amortization of deferred compensation                                      552,555            414,378
                       Change in assets and liabilities:
                          Accounts receivable, net                                             (7,053,819)        (5,633,211)
                          Inventories                                                              74,311            976,959
                          Prepaid expenses and other                                           (1,140,442)          (346,984)
                          Accounts payable                                                      5,883,908          1,451,970
                          Accrued liabilities                                                   3,489,235            689,756
                                                                                         -----------------  -----------------
                          Net cash provided by
                             operating activities                                              57,224,253         37,337,457
                                                                                         ------------------------------------

              CASH FLOWS FROM INVESTING ACTIVITIES:
                 (Increase) Decrease in short-term investments                                  1,934,862        (13,113,967)
                 Plant and equipment additions                                                (18,059,821)       (21,366,952)
                 Proceeds from sale of plant and equipment                                        232,380             52,709
                 (Increase) Decrease in long-term investments                                 (45,164,997)        (4,743,793)
                 (Increase) Decrease in other assets                                             (700,688)          (159,971)
                                                                                         -----------------  -----------------
                          Net cash used for
                             investing activities                                             (61,758,264)       (39,331,974)
                                                                                         ------------------------------------

              CASH FLOWS FROM FINANCING ACTIVITIES:
                 Issuance of common stock and tax benefit of
                   stock plan transactions                                                     12,257,001          8,932,589
                                                                                         -----------------  -----------------
                          Net cash provided by
                             financing activities                                              12,257,001          8,932,589
                                                                                         -----------------  -----------------


              NET INCREASE IN CASH AND
                 CASH EQUIVALENTS                                                               7,722,990          6,938,072

              CASH AND CASH EQUIVALENTS,
                 beginning of period                                                           50,027,747         26,768,647
                                                                                         -----------------  -----------------

              CASH AND CASH EQUIVALENTS,
                 end of period                                                                $57,750,737        $33,706,719
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1999, and December 31, 1998, and the results of operations and cash flows for the interim periods presented.

(3)       Inventories consisted of the following at the respective quarter ends:


                             September 30, 1999                December 31, 1998
                           ------------------                -----------------
          Raw materials        $4,427,689                        $4,301,060
          Work-in-process       1,030,499                           926,466
          Finished goods        3,193,921                         3,498,894
                               -----------                      -----------
                               $8,652,109                        $8,726,420
                               ===========                      ===========

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

                           September 30, 1999               September 30, 1998
                           ------------------               ------------------
          Quarter Ended         $12,141,729                    $  7,507,405
          Nine Months Ended      46,259,568                      31,955,200

(5) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                      Quarter Ended September 30,        Nine Months Ended September 30,
                                     -----------------------------       -------------------------------
          Revenue:                        1999             1998            1999            1998
                                          ----             ----            ----            ----
          Automotive Products       $58,456,906        $43,949,144     $ 180,662,109    $142,266,771
          Fire Protection Products    5,689,465          5,647,077        15,991,601      15,680,601
                                    -----------       ------------     -------------    ------------
          Total                     $64,146,371        $49,596,221     $ 196,653,710    $157,947,372
                                   ============      ============      =============    ============

          Operating Income:
          Automotive Products       $17,715,158        $12,115,067     $  60,486,874   $  41,480,011
          Fire Protection Products    1,028,829          1,162,339         2,704,106       2,857,018
                                  -------------      -------------     -------------   -------------
          Total                     $18,743,987        $13,277,406     $  63,190,980   $  44,337,029
                                  =============      =============     =============   =============

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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:
          THIRD QUARTER 1999 VERSUS THIRD QUARTER 1998 Net Sales. Net sales for the third quarter of 1999 increased by approximately $14,550,000, or 29%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 33% as automatic mirror unit shipments increased by 34% from approximately 1,069,000 in the third quarter of 1998 to 1,430,000 in the current quarter. This increase reflected increased penetration on 2000 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors and reduced shipments in July and August 1998 for General Motors due to two strikes at its component plants and the subsequent shutdown of the majority of its vehicle assembly plants. Shipments to customers in North America increased by 25%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, the impact of the two strikes at General Motors in the prior year, and higher industry production levels. Mirror unit shipments to automotive customers outside North America increased by 52% compared with the third quarter in 1998, primarily due to increased shipments for certain European and Asian automakers. Net sales of the Company's fire protection products increased 1%, which increase was less than expected primarily due to a slower than expected production ramp-up of a new signaling product.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the third quarter of 1998 to 60% for the comparable period in 1999. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes, and increased sales volume spread over fixed overhead expenses, partially offset by annual productivity price reductions granted to certain automotive customers.

          Operating Expenses. Research and development expenses increased approximately $583,000, but decreased from 6% to 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing and engineering for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $561,000, but remained at 6% of net sales, when compared with the third quarter of 1998. This increased expense primarily reflected increased staffing to support current and future overseas sales growth, and the growth of the Company's sales and engineering office in Japan and warehouse distribution operation in Germany.

          Other Income - Net. Other income increased by approximately $1,312,000 when compared with the third quarter of 1998, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

          NINE MONTHS ENDED SEPTEMBER 30, 1999, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

          Net Sales. Net sales for the nine months ended September 30, 1999, increased by approximately $38,706,000, or 25%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 3,455,000 in the first nine months of 1998 to 4,413,000 in the first nine months of 1999. This increase reflected increased penetration on domestic and foreign vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors and reduced shipments during June through August 1998 due to two strikes at General Motors' component plants. Shipments to customers in North America increased by 28%, primarily due to increased mirror shipments for light trucks and sport/utility vehicles, higher industry production levels, and the impact of two strikes at General Motors in the prior year. Mirror unit shipments to automotive customers outside North America increased by 26% compared with the first nine months in 1998, primarily due to increased shipments for certain European and Asian automakers. Net sales of the Company's fire protection products increased 2%, primarily due to higher sales of certain of the Company's audible and visual signals.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the first nine months of 1998 to 57% for the comparable period in 1999. This decreased percentage primarily reflected improved glass yields due to the Company's new in-house coater and processes, and increased sales volume spread over fixed overhead expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONT.)

          Operating Expenses. For the nine months ended September 30, 1999, research and development expenses increased approximately $2,127,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,519,000, but decreased from 6% to 5% of net sales, when compared with the first nine months of 1998. This increased expense primarily reflected increased staffing to support current and future overseas sales growth, and the establishment in mid-1998 of a sales and engineering office in Japan and a warehouse distribution operation in Germany.

          Other Income - Net. Other income for the nine months ended September 30, 1999, increased by approximately $2,749,000 as compared to the first nine months of 1998, primarily due to higher investable fund balances and realized gains on the sale of equity investments.

          FINANCIAL CONDITION:

          Management considers the Company's working capital and long-term investments totaling approximately $226,955,000 at September 30, 1999, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

          YEAR 2000 READINESS DISCLOSURE:

          The Company has developed a plan to address its computer systems' compliance with the Year 2000 issues. All internal remediation activities have been completed, and the Company completed all internal acceptance testing during the second quarter. The Company is completing the process of ascertaining the status of its suppliers' Year 2000 compliance efforts, and plans to complete contingency plans during the fourth quarter for any remaining key suppliers that will not be compliant on a timely basis. The Company currently believes that the cost of addressing the Year 2000 issue will not be material to the Company's business, operations or financial condition.

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

PART II.  OTHER INFORMATION




          Item 6. Exhibits and Reports on Form 8-K

                  (a)     See Exhibit Index on Page 10.

                  (b) No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    GENTEX CORPORATION



          Date:     10/29/99                        /s/  Fred T. Bauer
               --------------------                 ----------------------------
                                                    Fred T. Bauer
                                                    Chairman and Chief
                                                    Executive Officer



          Date:    10/29/99                         /s/  Enoch C. Jen
               --------------------                 ----------------------------
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


27        Financial Data Schedule


















*Indicates a compensatory plan or arrangement.