Form 10-K
period 1999-12-31
GENTEX CORP
filed 2000-03-17
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1999.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                     to
                                    -------------------    ---------------------

Commission File No.:    0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                                38-2030505
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                        49464
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
         Yes   X           No:
             -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 1, 2000, 73,502,298 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $2,026,058,199 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

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



                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

         Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology: automatic-dimming rearview mirrors and fire protection products.
         The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior Night Vision Safety(TM) (NVS(R)) Mirror, an electrochromic automatic-dimming interior rearview mirror, providing the first successful commercial application of electrochromic technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior Night Vision Safety(TM) Mirror Sub-Assembly, which works as a complete glare-control system with the interior NVS(R) Mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.
         At the end of 1999, the Company announced the second generation of its light-emitting diode (LED) technology which could have significant automotive and non-automotive lighting applications.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note (9) to the Consolidated Financial Statements filed with this report.

(C ) NARRATIVE DESCRIPTION OF BUSINESS

         The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry.

AUTOMATIC-DIMMING REARVIEW MIRRORS
         Interior NVS(R) Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The NVS(R) Mirror offers all of the continuous reflectance levels between its approximate 75% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.

         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its NVS(R) Lighted Mirror, with map/reading lights, and during 1993, the Company began shipping its NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a third-generation NVS(R) Headlamp Control Mirror, a second-generation NVS(R) Compass Mirror, and a new interior NVS(R) Mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with integral LED map lamps, a major improvement over mirrors with standard incandescent map lamps. At the beginning of 2000, the Company began shipping interior NVS(R) Mirrors on various GM vehicle models that will serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology.
         The Company sold approximately 2,799,000 interior NVS(R) Mirrors in 1997, approximately 3,320,000 in 1998, and approximately 4,008,000 in 1999.
         During 1999, the unit growth primarily continued as a result of increased penetration of light vehicles manufactured in North America, Europe and Japan. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 2000 and 2000-1/2 vehicle models:


TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)

GM/Cadillac              Catera                           S       Ford/Lincoln           Continental           (ECC/LED) S
                         Deville                 (ECC/OS) S                              Navigator                       S
                         Deville DHS             (ECC/OS) S                              Town Car Cartier                S
                         Deville DTS             (ECC/OS) S                              Town Car Executive              O
                         Eldorado  ESC           (ECC/OS) S                              Town Car Signature              S
                         Eldorado Touring Coupe  (ECC/OS) S       Ford/Mercury           Grand Marquis             (ECC) O
                         Escalade              (EH/ECC/T) S                              Mountaineer                (EH) O
                         Seville SLS                 (OS) S*      DaimlerChrysler/       300M                            S
                         Seville STS                 (OS) S*        Chrysler             Concorde                        O
GM/Buick                 LeSabre Custom              (OS) O*                             LHS                             S
                         LeSabre Limited             (OS) S*                             Town & Country Limited     (EH) S
                         Park Avenue             (ECC/OS) O       DaimlerChrysler/       Dakota Pickup                   O
                         Park Avenue-Ultra           (OS) S*        Dodge                Durango                         O
GM/Oldsmobile            Aurora VI                  (ECC) O                              Grand Caravan ES           (EH) S
                         Aurora VII                 (ECC) S                              Intrepid                        O
                         Bravada                     (OS) S                              Ram Pickup                      O
                         Intrigue GLS           (ECC/LED) S       DaimlerChrysler/       Grand Cherokee Laredo           O
GM/Pontiac               Bonneville SSE              (OS) S             Jeep             Grand Cherokee Limited          S
GM/Chevrolet             Blazer                      (OS) O       DaimlerChrysler/       Prowler               (ECC/LED) S
                         Silverado Pickup           (ECC) O         Plymouth
                         Silverado Crew Cab Pickup  (ECC) O
                         Suburban                 (ECC/T) S       --------------------------------------------------------
                         Tahoe                    (ECC/T) S
GM/GMC                   Denali                (EH/ECC/T) S
                         Jimmy                       (OS) O       KEY:   S = Standard equipment
                         Sierra Pickup              (ECC) O              O = Optional equipment
                         Sierra Crew Cab Pickup     (ECC) O              *   ECC offered as upgrade option
                         Yukon                    (ECC/T) S
                         Yukon XL                 (ECC/T) S       NVS(R) Mirror with:
Ford                     Crown Victoria             (ECC) O              EH = Automatic Headlamp Control
                         Expedition                       O              ECC = Electronic Compass Display
                         Explorer (Limited, EB)      (EH) S              ECC/T = Electronic Compass and Temperature Display
                         Explorer (Sport, XLT)       (EH) O              OS = OnStar(R)
                         F-Series Pickup                  O              LED = LED Map Lights
                         Windstar SE                      O
                         Windstar SEL                     S



TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE (MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Audi                     A8                               O       Porsche                  911                           O
Bentley                                             (RKE) S       Rolls Royce                                      (RKE) S
BMW                      800 Series                       S       Samsung                  SM5                           O
                         700 Series                       O       Southeast Toyota/        4-Runner                      O
                         500 Series                       O          Gulf States Toyota    Avalon XL             (ECC/T) O
                         300 Series                       O                                Avalon XLS              (ECC) O
                         X5 SAV                           O                                Camry                 (ECC/T) O
Daewoo                   Brougham                         O                                Celica                        O
                         Chairman                         S                                Land Cruiser                  O
                         Korando                          O                                T-100                         O
                         Musso  SUV                       S                                Tundra                        O
Fiat                     Alfa Romeo 164                   O       Subaru New England Dist. Forester                      O
                         Lancia Dedra                     O                                Legacy                        O
                         Lancia Kappa                     O                                Outback                       O
GM China                 Buick Century/Regal              S       Toyota                   Avalon                        O
Hyundai/                 Dynasty                          S                                Camry Solara                  O
  Hyundai Precision      Grandeur                         S       Toyota Motor Service     Avalon                        O
                         Sonata                           S                                Camry                         O
                         Marcia                           S                                Celica                        O
                         Tiburon                          O                                Sienna                        O
Infiniti                 Q45                              S                                Tundra                        O
                         I30                              O
KIA Motors Corp.         Potentia (3.0 L)                 S
                         Potentia (2.2 L)                 O
                         Credos                           S
                         Enterprise                       O
Land Rover               Discovery                  (ECC) O
                         Range Rover                      S
Lexus                    GS300                            S
                         GS400                            S
                         LS400                            S
                         RX300                            O
                         SC300                            S
                         LX470                            S
                         SC400                            S
DaimlerChrysler/         C Class Sedan                    O
  Mercedes-Benz          CLK Coupe                        O
                         CLK Convertible                  O
                         E Class Convertible              O
                         E Class Sedan                    O
                         ML320 SUV                        O
                         ML430 SUV                        S            KEY:     S = Standard equipment
                         ML55 SUV                         S                     O = Optional equipment
                         S Class Coupe                    S
                         S Class Sedan                    O            EH = NVS(R) Mirror with Automatic Headlamp Control
                         SL Roadster                      O            EL = NVS(R) Mirror with Map Lights
Mitsubishi               Montero Sport SUV        (ECC/T) O            ECC = NVS(R)Mirror with Electronic Compass Display
Nissan                   Cima                             O            ECC/T = NVS(R) Mirror w/Electronic Compass and Temperature
                                                                           Display
                         Cedric                           O            RKE = NVS(R) Mirror with Remote Keyless Entry
                         Cefiro                           O            LED = LED Map Lights
                         Gloria                           O
                         Leopard                          O
                         Laurel                           O
Opel                     Omega                            O


         Exterior NVS(R) Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior NVS(R) mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to ten exterior mirror suppliers of General Motors, DaimlerChrysler, Ford, Audi, BMW, Land Rover and Jaguar, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.
         The Company sold approximately 1,079,000 exterior NVS(R) Mirror Sub-Assemblies during 1997, approximately 1,582,000 in 1998, and approximately 1,952,000 in 1999. During 1999, unit growth continued primarily as a result of the Company's three newer exterior mirror products.
         The exterior NVS(R) Mirror is standard equipment or a factory-installed option on the following 2000 and 2000-1/2 vehicle models:

TABLE 2.   EXTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE


GM/Cadillac                    Deville                        S          Audi                  A4                      (F/TC/A) O
                               Deville DHS                    S                                A6                      (F/TC/A) O
                               Deville DTS                    S                                A8                      (F/TC/A) S
                               Eldorado ESC                   S          BMW                   700 Series              (F & TC) O
                               Eldorado Touring Coupe         S                                X5 SAV                   (F & C) O
                               Escalade             (TF & TC) S          DaimlerChrysler/      C Class Sedan           (F or A) O
                               Seville SLS                    S             Mercedes-Benz      CLK Convertible         (F or A) O
                               Seville STS                    S                                CLK Coupe               (F or A) O
GM/Buick                       Century                        O                                E Class Convertible     (F or A) O
                               LeSabre Limited                O                                E Class Sedan           (F or A) O
                               Park Avenue                    O                                ML320 SUV               (F or A) O
                               Park Avenue Ultra              S                                ML430 SUV               (F or A) S
                               Regal                          O                                ML55 SUV                (F or A) S
GM/Chevrolet                   Blazer                    (TF) O                                S Class Coupe           (F or A) S
                               Suburban                  (TF) O                                S Class Sedan           (F or A) S
                               Tahoe                     (TF) O                                SL Roadster             (F or A) O
GM/GMC                         Denali                (TF &TC) S          Jaguar                XJ8                         (TC) O
                               Jimmy                     (TF) O                                XK8                         (TC) O
                               Yukon                     (TF) O          Land Rover            Range Rover             (F & TC) O
                               Yukon XL                  (TF) O
GM/Oldsmobile                  Bravada                   (TF) S          KEY:  S = Standard Equipment
Ford/Lincoln                   Continental                    O                O = Optional Equipment
                               Town Car Cartier               S
                               Town Car Executive             O                TF = Thin Flat
                               Town Car Signature             S                TC = Thin Convex
DaimlerChrysler/Chrysler       Town & Country Limited         S                A = Aspheric Glass
DaimlerChrysler/Dodge          Grand Caravan ES               S                F = Flat Glass
DaimlerChrysler/Jeep           Grand Cherokee Ltd.            S                C = Convex Glass


         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. Advanced-feature NVS(R) Mirrors currently being offered by the Company include the third-generation NVS(R) Headlamp Control Mirror, the NVS(R) Lighted Mirror with LED map lamps, the third-generation NVS(R) Compass Mirror, the NVS(R) Mirror with Remote Keyless Entry, the NVS(R) Compass/Temperature Mirror, the NVS(R) Dual Display Compass/Temperature Mirror, and the NVS(R) OnStar(R) Mirror. Also, the Company has introduced an NVS(R) Base Feature Mirror to target the high-volume, mid-priced vehicle segments, and larger-size interior and exterior NVS(R) Mirrors for use on vans and light trucks. In 1996, Gentex introduced the first automatic-dimming "aspheric" exterior mirror. Aspheric mirrors are wide-angle exterior mirrors that virtually eliminate the "blind spot." During 1997, the Company introduced thin glass flat and convex exterior mirrors.

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

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 1999. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional development work.

         At the end of 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automotive manufacturers under the trademarks "Night Vision Safety(TM)" or NVS(R) Mirrors. In North America, the Company markets these products primarily through a direct sales force. The Company currently supplies NVS(R) Mirrors to General Motors Corporation and DaimlerChrysler AG (North America) under long-term agreements. During 1997, the Company negotiated a new five-year contract for inside mirrors with General Motors through the 2002 model year. The long-term supply agreement with DaimlerChrysler AG has been extended through the 2003 model year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and DaimlerChrysler AG by means of sales to exterior mirror suppliers.

         During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. The Company's marketing efforts in Europe are conducted through Gentex GmbH and Gentex Mirrors, Ltd., with the assistance of independent manufacturers' representatives. The Company is currently supplying mirrors to Audi, Bavarian Motor Works, A.G. (BMW), Fiat, DaimlerChrysler, Opel, Porsche and Rolls Royce.

         Since 1991, the Company has been shipping electrochromic mirror assemblies for Nissan Motor Co., Ltd. under a reciprocal distribution agreement with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh markets the Company's automatic mirrors to certain Japanese automakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involves very limited technology transfer by the Company and does not include the Company's proprietary electrochromic gel formulation.

         During 1993, the Company hired sales agent, Continental Far East, to market NVS(R) Mirrors to other Japanese automakers beyond Nissan. During 1998, the Company established Gentex Japan, Inc., as a sales and engineering office to expand its sales and engineering support in Japan. During 1999, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology.

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

         Since 1998, Gentex Corporation has contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; however, currently the Company directs no other efforts to the sale of NVS(R) mirrors to the automotive aftermarket. It is management's belief that such efforts are of limited value until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 86% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

         The Company believes its electrochromic automatic mirrors offer significant performance advantages over competing products. However, Gentex recognizes that Donnelly Corporation, a competitor, is considerably larger than the Company and presents a significant competitive threat by using pricing as its primary means to attempt to gain additional electrochromic mirror business.

         There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. Gentex believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using other technologies may eliminate glare, each of these technologies have inherent cost or performance limitations.

FIRE PROTECTION PRODUCTS

         The Company manufactures over 60 different models of smoke alarms and smoke detectors, combined with over 160 different models of signaling appliances. All of the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by an increasing number of city and state laws, and national codes.

         The Company's fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station alarms for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems. The Company's detectors emit audible and/or visual signals in the immediate location of the device and/or communicate with monitored remote stations.

         In recent years, the Company introduced further improvements to its line of smoke detectors/alarms, including submersibility to enhance maintenance, and a new design feature that permits greater ease in sensitivity testing. The Company offers the only detection device that may be completely submersed in water for cleaning purposes. This feature permits more effective and convenient cleaning of the product, thereby enhancing reliability. In addition, the patented sensitivity test feature permits the user to check the calibration of the least and most sensitive detection levels of the detector with the simple turn of a knob. In 1995, the National Fire Protection Association changed their code to require that all single station smoke alarms installed in dwellings larger than 1-2 family must annually conduct this sensitivity test.

         During 1996, the Company made numerous revisions to its products to include weather-proofing the mechanical horn and strobe for outdoor use, increasing the power taps on their speaker series, adding three new candela ratings to their visual signals (strobe warning lights), and adding terminal blocks to the remote signaling appliances to meet new code requirements.

         During 1997, the Company introduced a new visual and audible signaling line. The visual (strobe) was designed to meet the Underwriters Laboratories standard without any loss of efficiency. This product draws one of the lowest amounts of current consumption in the industry. It is also available with the largest array of visual intensities offered to meet virtually all room sizes and configurations.

         Also, during 1997, the Company became one of the first companies in the fire alarm market to implement the temporal code 3 pattern on the smoke detection/alarm products.

         In 1999, the Company introduced a new low current visual signaling appliance for general evacuation purposes. The new audible/visual series offers the widest array of light intensities in the industry and is one of the lowest current consumption appliances available.

         Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The Company markets its fire protection products throughout the United States through regional sales managers and manufacturer representative organizations.

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

TRADEMARKS AND PATENTS

         The Company owns 5 trademarks and 53 U.S. patents, 50 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2002 and 2018. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

         The Company also owns 36 foreign patents, 35 of which relate to automotive rearview mirrors. These patents expire at various times between 2002 and 2018. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The remaining 3 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also has in process 91 U.S. patent applications, 47 foreign patent applications, and 2 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

         "Night Vision Safety(TM)" and "A Smarter Vision(TM)" are trademarks of Gentex Corporation and "NVS(R)" is a registered trademark of Gentex Corporation.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has three important customers within the automotive industry, each of which accounts for 10% or more of the Company's annual sales: General Motors Corporation, DaimlerChrysler AG and Ford Motor Company. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $68,976,000 and $63,735,000 at March 1, 2000 and 1999, respectively.

         At March 1, 2000, the Company had 1,347 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company operates out of three office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park, providing ample opportunity for expansion. An additional 128,000-square-foot office/manufacturing facility on this site was opened during 1996, to meet the Company's current and near term future automotive production needs. The Company has expanded its automotive production facilities by constructing a third 170,000 square-foot facility at a cost of approximately $13,000,000 on its current site which will open in the second quarter of 2000.

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


NAME                      AGE                      POSITION                              POSITION HELD SINCE
-------------------------------------------------------------------------------------------------------------------
Fred Bauer                 57              Chief Executive Officer                             May 1986
Kenneth La Grand           59              Executive Vice President                            September 1987
John Mulder                63              Senior Vice President, Automotive Marketing         September 1998
Enoch Jen                  48              Vice President-Finance, Treasurer                   February 1991
-------------------------------------------------------------------------------------------------------------------

         There are no family relationships among the officers listed in the preceding table.

         John Mulder has served as Senior Vice President, Automotive Marketing of the Company since September 1998. Prior to that time, Mr. Mulder served as Vice President, Automotive Marketing, of the Company since July 1988.





                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market(R). As of March 1, 2000, there were 3,493 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock (adjusted for the 2-for-1 stock split in June 1998) reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.


                    YEAR         QUARTER                  HIGH              LOW
                  ------------------------------------------------------------------
                  1998           First                    17  1/16         12  29/32
                                 Second                   19  1/2          15  1/2
                                 Third                    18  3/4          10  3/4
                                 Fourth                   22               11  1/2
                  1999           First                    25  3/4          19  3/4
                                 Second                   34  7/8          20  1/2
                                 Third                    32  1/4          18
                                 Fourth                   29  1/16         16


         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                                   (in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                             1999              1998              1997             1996             1995
-------------------------------------------------------------------------------------------------------------------
Net Sales                   $262,155         $222,292          $186,328         $148,708          $111,566
Net Income                    64,864           50,307            35,230           23,963            18,895
-------------------------------------------------------------------------------------------------------------------
Earnings Per Share*             0.86             0.68              0.49             0.34              0.28
-------------------------------------------------------------------------------------------------------------------
Total Assets                $337,673         $254,890          $189,783         $140,378          $109,244
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                  $      -         $      -          $      -         $      -          $      -
-------------------------------------------------------------------------------------------------------------------

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


                                                     Percentage of Net Sales            Percentage Change
                                                     -----------------------            -----------------
                                                                                        1999         1998
                                                   Year Ended December 31                to           to
                                                --------------------------------
                                                1999         1998         1997          1998         1997
                                                ----         ----         ----          ----         ----
Net Sales                                       100.0%       100.0%       100.0%         17.9%        19.3%
Cost of Goods Sold                               56.8         59.3         63.8          12.8         10.9
                                               ------       ------       ------        ------       ------
  Gross Profit                                   43.2         40.7         36.2          25.4         34.1
Operating Expenses:
  Research and Development                        5.2          5.0          4.9          25.2         21.0
  Selling, General and Administrative             5.4          5.4          5.8          16.5         11.5
                                               ------       ------       ------        ------       ------
     Total Operating Expenses                    10.6         10.4         10.7          20.7         15.8
                                               ------       ------       ------        ------       ------
  Operating Income                               32.6         30.3         25.5          27.0         41.8
Other Income                                      4.1          3.3          2.5          46.1         55.5
                                               ------       ------       ------        ------       ------
  Income Before Provision for  Income Taxes      36.7         33.6         28.0          28.9         43.1
Provision for Income Taxes                       12.0         11.0          9.1          28.7         43.6
                                               ------       ------       ------        ------       ------
  Net Income                                     24.7%        22.6%        18.9%         28.9%        42.8%
                                               ======       ======       ======        ======       ======


RESULTS OF OPERATIONS:    1999 TO 1998

         Net Sales. Automotive net sales increased by 19% and mirror shipments increased by 22%, from 4,902,000 to 5,960,000 units, primarily reflecting increased penetration on domestic and foreign 1999 and 2000 model year vehicles for interior and exterior electrochromic Night Vision Safety (NVS(R)) Mirrors. North American unit shipments increased by 22%, aided by record automotive industry production levels, while overseas unit shipments increased by 20% during 1999. Net sales of the Company's fire protection products increased 4%, primarily due to increased sales of its AC/DC smoke detectors and low current draw strobe.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 59% to 57%, primarily reflecting product cost reductions in connection with the Company's new in-house glass coating equipment installed in mid-1998, improved exterior mirror element glass yields and increased sales volume spread over fixed overhead expenses, partially offset by automotive customer price reductions.

         Operating Expenses. Research and development expenses increased approximately $2,772,000, but remained at 5% of net sales, primarily due to additional staffing for new product development and increased engineering charges for outside services. Selling, general and administrative expenses increased approximately $1,992,000, but remained at 5% of net sales, primarily reflecting additional staffing in Europe and Japan to support the Company's current and anticipated future overseas sales growth.

         Other Income - Net. Investment income increased $2,569,000 in 1999, primarily due to higher investable fund balances and higher interest rates. Other income increased $804,000 in 1999, primarily due to realized equity securities gains.

         Taxes. The provision for income taxes was less than the statutory rate in 1999, primarily due to higher Foreign Sales Corporation exempted taxable income from increased foreign sales and tax-exempt interest income.

         Net Income. Net income increased by 29%, primarily reflecting the increased sales level and improved gross profit in 1999.

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

         Other Income - Net. Investment income increased $1,485,000 in 1998, primarily due to higher investable fund balances. Other income increased $1,128,000 in 1998, primarily due to realized gains on the sale of equity investments.

         Taxes. The provision for income taxes was less than the statutory rate in 1998, primarily due to higher Foreign Sales Corporation exempted taxable income from increased foreign sales, as well as tax-exempt interest income.

         Net Income. Net income increased by 43%, primarily reflecting the increased sales level and improved gross profit in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial condition throughout the periods presented has remained very strong.

         The Company's current ratio increased from 7.8 in 1998, to 8.4 in 1999, primarily as a result of the increase in cash and cash equivalents generated from operations.

         Management considers the Company's working capital of approximately $121,745,000 and long-term investments of approximately $125,817,000 at December 31, 1999, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG (North America) and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, and the GM contract runs through the 2002 Model Year for inside mirrors.

MARKET RISK DISCLOSURE

         The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk.

         The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

         The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at carrying value, which closely approximates fair value, and average interest rates are as follows:


                                                                                                            Total Balance
                                                                                                         as of December 31,
                                   2000         2001        2002        2003       2004                 1999             1998
                                  -----------------------------------------------------             --------------------------
U.S. Treasuries
  Amount (000,000)                $ 8.0        $10.1       $27.3       $21.2         -                  $66.6            $25.3
  Average Interest Rate             6%           6%          6%          6%                               6%               6%
Municipal
  Amount (000,000)                $13.5        $12.5       $ 4.7       $ 1.5         -                  $32.2            $41.2
  Average Interest Rate*            4%           4%          4%          4%                               4%               4%
Other
  Amount (000,000)                $ 4.0        $ 3.3         -           -         $ 1.2                $ 8.5            $ 5.1
  Average Interest Rate             5%           6%                                  6%                   6%               6%
*After-tax

         Most of the Company's equity investments are managed by a number of outside equity fund managers who primarily invest in large capitalization companies in the U.S. stock markets.

YEAR 2000 DISCLOSURE

         The Company has not experienced any significant problems with its computer systems' compliance with the year 2000, nor have any customer shipments been adversely impacted. In addition, the Company does not consider there to be any significant continuing exposure related to year 2000 issues.

ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and reports of independent auditors are filed with this report as pages 17 through 30 following the signature page:

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


Selected quarterly financial data for the past two years appears in the following table:


                                            QUARTERLY RESULTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
                               First                   Second                  Third                  Fourth
                          1999       1998         1999        1998        1999       1998         1999       1998
--------------------------------------------------------------------------------------------------------------------
Net Sales               $65,618    $56,979       $66,889     $51,372     $64,146     $49,596     $65,502     $64,345
Gross Profit             28,993     22,639        29,337      19,803      25,794      19,184      29,211      28,766
Operating Income         22,288     17,024        22,159      14,036      18,744      13,277      22,332      23,005
Net Income               16,710     12,501        16,537      10,765      14,444       9,901      17,174      17,140
Earnings Per Share*     $   .22    $   .17       $   .22     $   .15     $   .19     $   .13     $   .23     $   .23
--------------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock split in June 1998.



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)  1. Financial Statements. See Item 8.
             2. Financial Statements Schedules. None required or not applicable.
             3. Exhibits. See Exhibit Index located on page 31.

        (b) No reports on Form 8-K were filed during the three-month period ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 10, 2000          GENTEX CORPORATION
        ------------------


                                By:   /s/ Fred Bauer
                                      ------------------------------------------
                                      Fred Bauer, Chairman and Principal
                                      Executive Officer

                                and

                                      /s/ Enoch Jen
                                      ------------------------------------------
                                      Enoch Jen, Vice President-Finance and
                                      Principal Financial and Accounting
                                      Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 10th day of March, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth La Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Fred Bauer                          Director
--------------------------------
Fred Bauer


--------------------------------        Director
Mickey E. Fouts


/s/ Kenneth La Grand                    Director
--------------------------------
Kenneth La Grand


/s/ Arlyn Lanting                       Director
--------------------------------
Arlyn Lanting


/s/ John Mulder                         Director
--------------------------------
John Mulder


--------------------------------        Director
Ted Thompson


/s/ Leo Weber                           Director
--------------------------------
Leo Weber

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and  Shareholders of Gentex Corporation:

         We have audited the accompanying consolidated balance sheet of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' investment and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                     /s/  Ernst & Young  LLP


Grand Rapids, Michigan
January 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Gentex Corporation:

         We have audited the accompanying consolidated balance sheet of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gentex Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Arthur Andersen LLP


Grand Rapids, Michigan
January 21, 1999

                       GENTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1999 AND 1998


ASSETS
                                                         1999            1998
                                                         ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                        $ 69,227,972     $ 50,027,747
   Short-term investments                             25,505,657       24,034,876
   Accounts receivable, less allowances
      of $325,000 and $275,000 in 1999 and 1998       30,633,501       30,256,795
   Inventories                                         9,975,178        8,726,420
   Prepaid expenses and other                          2,873,276        2,311,581
                                                    ------------     ------------

      Total current assets                           138,215,584      115,357,419

PLANT AND EQUIPMENT:
   Land, building and improvements                    26,844,317       24,004,557
   Machinery and equipment                            68,703,998       58,255,550
   Construction-in-process                            12,676,977        4,974,025
                                                    ------------     ------------
                                                     108,225,292       87,234,132
   Less-Accumulated depreciation
      and amortization                               (36,887,239)     (27,874,247)
                                                    ------------     ------------

                                                      71,338,053       59,359,885

OTHER ASSETS:
   Long-term investments                             125,816,629       78,744,138
   Patents and other assets, net                       2,302,504        1,428,116
                                                    ------------     ------------
                                                     128,119,133       80,172,254
                                                    ------------     ------------

                                                    $337,672,770     $254,889,558
                                                    ============     ============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                          1999              1998
                                                          ----              ----
CURRENT LIABILITIES:
   Accounts payable                                 $  8,288,327      $  7,602,933
   Accrued liabilities:
        Salaries, wages and vacation                   1,758,941         1,349,182
        Income taxes                                   1,215,735         3,339,052
        Royalties                                      2,582,522                 -
        Other                                          2,624,686         2,555,723
                                                    ------------      ------------

              Total current liabilities               16,470,211        14,846,890

DEFERRED INCOME TAXES                                  4,151,143         3,034,450


SHAREHOLDERS' INVESTMENT:

    Preferred stock, no par value,
        5,000,000 shares authorized; none
        issued or outstanding                                  -                 -

    Common stock, par value $.06 per share;
         100,000,000 shares authorized                 4,404,739         4,335,535
    Additional paid-in capital                        79,670,301        64,876,098
    Retained earnings                                232,669,586       167,805,830
    Deferred compensation                             (2,070,639)       (2,054,110)
    Unrealized gain on investments                     2,366,637         2,007,568
    Cumulative translation adjustment                     10,792            37,297
                                                    ------------      ------------
             Total shareholders' investment          317,051,416       237,008,218
                                                    ------------      ------------

                                                    $337,672,770      $254,889,558
                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  1999              1998             1997
                                                                  ----              ----             ----
NET SALES                                                     $262,155,498      $222,292,053     $186,327,877

COST OF GOODS SOLD                                             148,820,129       131,900,585      118,941,030
                                                              ------------      ------------     ------------

      Gross profit                                             113,335,369        90,391,468       67,386,847

OPERATING EXPENSES:
      Research and development                                  13,755,318        10,983,514        9,079,472
      Selling, general and administrative                       14,057,560        12,065,141       10,825,389
                                                              ------------      ------------     ------------

          Total operating expenses                              27,812,878        23,048,655       19,904,861
                                                              ------------      ------------     ------------

      Operating income                                          85,522,491        67,342,813       47,481,986

OTHER INCOME:
      Interest and dividend income                               8,459,607         5,890,612        4,405,565
      Other, net                                                 2,233,658         1,429,705          301,673
                                                              ------------      ------------     ------------

          Total other income                                    10,693,265         7,320,317        4,707,238
                                                              ------------      ------------     ------------

      Income before provision
        for income taxes                                        96,215,756        74,663,130       52,189,224

PROVISION FOR INCOME TAXES                                      31,352,000        24,356,000       16,959,000
                                                              ------------      ------------     ------------

NET INCOME                                                    $ 64,863,756      $ 50,307,130     $ 35,230,224
                                                              ============      ============     ============

EARNINGS PER SHARE:
  Basic                                                       $       0.89      $       0.70     $       0.51
                                                              ============      ============     ============
  Diluted                                                     $       0.86      $       0.68     $       0.49
                                                              ============      ============     ============




The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          Common Stock            Additional
                                                          ------------             Paid-In       Comprehensive      Retained
                                                     Shares          Amount        Capital          Income          Earnings
                                                     ------          ------        -------          ------          --------

BALANCE AS OF DECEMBER 31, 1996                   34,749,282      $2,084,957     $44,963,895             --       $ 82,268,476

Issuance of common stock and the tax benefit
  of stock plan transactions                         649,865          38,992       8,690,768             --               --
Amortization of deferred compensation                   --              --              --               --               --
Comprehensive Income:
  Net income                                            --              --              --        $35,230,224       35,230,224

  Other comprehensive income:
     Foreign currency translation adjustment            --              --              --            (20,410)            --
     Unrealized gain on investments                     --              --              --          1,293,481             --
                                                                                                  -----------
          Other comprehensive income                    --              --              --          1,273,071             --
                                                                                                  -----------
               Comprehensive income                     --              --              --        $36,503,295             --
                                                  ----------      ----------     -----------      ===========     ------------

BALANCE AS OF DECEMBER 31, 1997                   35,399,147       2,123,949      53,654,663                       117,498,700

Issuance of common stock and the tax benefit
  of stock plan transactions                       1,023,593          61,416      13,371,605             --               --
Amortization of deferred compensation                   --              --              --               --               --
Stock split                                       35,836,177       2,150,170      (2,150,170)            --               --
Comprehensive Income:
  Net income                                            --              --              --      $  50,307,130       50,307,130

  Other comprehensive income:
     Foreign currency translation adjustment            --              --              --             58,177             --
     Unrealized gain on investments                     --              --              --            423,200             --
                                                                                                  -----------
          Other comprehensive income                    --              --              --            481,377             --
                                                                                                  -----------
               Comprehensive income                     --              --              --        $50,788,507             --
                                                  ----------      ----------     -----------      ===========     ------------

BALANCE AS OF DECEMBER 31, 1998                   72,258,917       4,335,535      64,876,098                       167,805,830

Issuance of common stock and the tax benefit
  of stock plan transactions                       1,153,399          69,204      14,794,203             --               --
Amortization of deferred compensation                   --              --              --               --               --
Comprehensive Income:
  Net income                                            --              --              --      $  64,863,756       64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment            --              --              --            (26,505)            --
     Unrealized gain on investments                     --              --              --            359,069             --
                                                                                                  -----------
          Other comprehensive income                    --              --              --            332,564             --
                                                                                                  -----------
               Comprehensive income                     --              --              --        $65,196,320             --
                                                  ----------      ----------     -----------      ===========     ------------

BALANCE AS OF DECEMBER 31, 1999                   73,412,316      $4,404,739     $79,670,301                      $232,669,586
                                                  ==========      ==========     ===========                      ============


                                                                       Accumulated
                                                                          Other          Total
                                                        Deferred       Comprehensive  Shareholders'
                                                      Compensation        Income       Investment
                                                      ------------        ------       ----------

BALANCE AS OF DECEMBER 31, 1996                      ($  1,804,104)      $  290,417    $127,803,641

Issuance of common stock and the tax benefit
  of stock plan transactions                              (421,579)            --         8,308,181
Amortization of deferred compensation                      590,060             --           590,060
Comprehensive Income:
  Net income                                                  --               --        35,230,224

  Other comprehensive income:
     Foreign currency translation adjustment                  --               --              --
     Unrealized gain on investments                           --               --              --
          Other comprehensive income                          --          1,273,071       1,273,071
               Comprehensive income                           --               --              --
                                                      ------------       ----------    ------------

BALANCE AS OF DECEMBER 31, 1997                         (1,635,623)       1,563,488     173,205,177

Issuance of common stock and the tax benefit
  of stock plan transactions                              (990,218)            --        12,442,803
Amortization of deferred compensation                      571,731             --           571,731
Stock split                                                   --               --              --
Comprehensive Income:
  Net income                                                  --               --        50,307,130

  Other comprehensive income:
     Foreign currency translation adjustment                  --               --              --
     Unrealized gain on investments                           --               --              --
          Other comprehensive income                          --            481,377         481,377
               Comprehensive income                           --               --              --
                                                      ------------       ----------    ------------

BALANCE AS OF DECEMBER 31, 1998                         (2,054,110)       2,044,865     237,008,218

Issuance of common stock and the tax benefit
  of stock plan transactions                              (759,504)            --        14,103,903
Amortization of deferred compensation                      742,975             --           742,975
Comprehensive Income:
  Net income                                                  --               --        64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment                  --               --              --
     Unrealized gain on investments                           --               --              --
          Other comprehensive income                          --            332,564         332,564
               Comprehensive income                           --               --              --
                                                      ------------       ----------    ------------

BALANCE AS OF DECEMBER 31, 1999                      ($  2,070,639)      $2,377,429    $317,051,416
                                                      ============       ==========    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                             1999              1998                1997
                                                                         -----------       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $64,863,756       $50,307,130         $35,230,224
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                                        9,656,700         7,522,521           6,418,312
      (Gain) loss on disposal of equipment                                  (112,252)          111,218              82,862
      Gain on sale of investments                                         (1,512,109)         (937,360)             (8,102)
      Deferred income taxes                                                  719,999           456,474            (289,734)
      Amortization of deferred compensation                                  742,975           571,731             590,060
      Change in operating assets and liabilities:
        Accounts receivable, net                                            (376,706)       (5,741,270)         (7,500,351)
        Inventories                                                       (1,248,758)           61,269          (2,607,267)
        Prepaid expenses and other                                          (358,346)         (463,089)           (152,724)
        Accounts payable                                                     685,394        (1,157,323)          2,965,424
        Accrued liabilities                                                  937,927         1,412,989             264,883
                                                                         -----------       -----------         -----------
          Net cash provided by
           operating activities                                           73,998,580        52,144,290          34,993,587
                                                                         -----------       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Activity in Held-To-Maturity Securities
    Maturities and Calls                                                  22,755,000        12,366,000          24,765,464
    Purchases                                                             (8,753,236)       (8,333,178)        (28,324,553)
  Activity in Available-For-Sale Securities
    Sales Proceeds                                                         9,431,697         5,028,187          12,475,160
    Purchases                                                            (69,912,210)      (25,597,708)        (25,822,809)
  Plant and equipment additions                                          (21,968,447)      (24,596,224)        (16,383,089)
  Proceeds from sale of plant and equipment                                  516,184            52,615             316,270
  Increase in other assets                                                  (971,246)         (247,685)           (289,920)
                                                                         -----------       -----------         -----------
          Net cash used for
            investing activities                                         (68,902,258)      (41,327,993)        (33,263,477)
                                                                         -----------       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and tax benefit of
    stock plan transactions                                               14,103,903        12,442,803           8,308,181
                                                                         -----------       -----------         -----------
          Net cash provided by
            financing activities                                          14,103,903        12,442,803           8,308,181
                                                                         -----------       -----------         -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                        19,200,225        23,259,100          10,038,291

CASH AND CASH EQUIVALENTS,
  beginning of year                                                       50,027,747        26,768,647          16,730,356
                                                                         -----------       -----------         -----------

CASH AND CASH EQUIVALENTS,
  end of year                                                            $69,227,972       $50,027,747         $26,768,647
                                                                         ===========       ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Company

     Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic rear view mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems.

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

     Investments
     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 1999 and 1998:


         1999                             Cost                  Gains                Losses           Market Value
         ----                             ----                  -----                ------           ------------
             U.S. Treasuries        $  66,970,652           $    66,356           $  (483,687)        $  66,553,321
             Municipal                 32,175,393                73,203              (140,288)           32,108,308
             Other Fixed                8,540,658                 -                   (80,997)            8,459,661
             Equity                    39,994,603             4,841,445              (783,134)           44,052,914
                                    -------------           -----------           -----------         -------------
                                    $ 147,681,306           $ 4,981,004           $ (1,488,106)       $ 151,174,204
                                    =============           ===========           ============        =============
         1998
             U.S. Treasuries          $24,729,622           $   613,450           $        -          $  25,343,072
             Municipal                 41,168,482               510,201                   (989)          41,677,694
             Other Fixed                5,149,333                 2,614                    -              5,151,947
             Equity                    28,643,012             3,611,957             (1,136,842)          31,118,127
                                     ------------           -----------           ------------        -------------
                                     $ 99,690,449           $ 4,738,222           $ (1,137,831)       $ 103,290,840
                                     ============           ===========           ============        =============


     Fixed income securities, excluding U.S. Treasuries, are considered held to maturity and, accordingly, are carried at amortized cost. Equity securities and U.S. Treasuries are available for sale, which are recorded at market value. Held to maturity securities as of December 31, 1999, have contractual maturities as follows:


              Due within one year                  $17,497,218
              Due between one and five years       $22,930,472
              Due over five years                  $   288,361

     The Company does not currently utilize derivative instruments.

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 1999 and 1998:


                                                   1999               1998
                                                   ----               ----
                  Raw materials                $ 4,910,081        $ 4,301,060
                  Work-in-process                1,194,632            926,466
                  Finished goods                 3,870,465          3,498,894
                                              ------------       ------------
                                               $ 9,975,178        $ 8,726,420
                                               ===========        ===========

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Plant and Equipment

     Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for building and improvements, and 3 to 10 years for machinery and equipment.

     The Company is constructing a new facility scheduled to be completed in 2000. The estimated remaining cost to be incurred in 2000 for the facility is approximately $5 million.

     Patents

     The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,961,000 and $4,890,000 at December 31, 1999 and 1998, respectively. Patent amortization expense was approximately $71,000, $211,000, and $1,099,000 in 1999, 1998 and 1997,
        respectively.

     Revenue Recognition

     The Company's revenue primarily is generated from sales of its products.
        Sales are recognized when the product is shipped and legal title has passed to the customer.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $808,000, $640,000, and $671,000 in 1999, 1998 and
        1997, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $2,535,000, $2,165,000, and $2,028,000 in
        1999, 1998 and 1997, respectively.

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

     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share for each of the last three years:

                                                                            1999              1998            1997
                                                                            ----              ----            ----
     Numerators:
        Numerator for both basic and diluted EPS, net income             $64,863,756      $50,307,130       $35,230,224

     Denominators:
       Denominator for basic EPS,
       weighted-average common shares outstanding                         72,999,601       71,611,401        69,629,824
       Potentially dilutive shares resulting from stock option plans       1,996,713        2,005,319         2,331,708
                                                                        ------------      -----------       -----------
       Denominator for diluted EPS                                        74,996,314       73,616,720        71,961,532
                                                                        ============      ===========       ===========


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


                                                                     Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                               1999                               1998                            1997
                                    ---------------------------        --------------------------         ----------------------
                                      Pre-Tax        Tax Exp.            Pre-Tax                         Pre-Tax        Tax Exp.
                                      Amount         (Credit)            Amount         Tax Exp.         Amount         (Credit)
     Unrealized Gain
       on Securities                  $552,415       $193,346            $651,075       $227,875        $1,989,971      $696,490

     Foreign Currency
       Translation Adjustments         (40,777)       (14,272)             89,503         31,326           (31,400)      (10,990)
                                      --------       --------            --------       --------        ----------      --------

     Other Comprehensive
        Income                        $511,638       $179,074            $740,578       $259,201        $1,958,571      $685,500
                                      ========       ========            ========       ========        ==========      ========

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

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 1999 or 1998. No compensating balances are required under this line.

(3)  INCOME TAXES

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3)  INCOME TAXES, continued

     The components of the provision for income taxes are as follows:

                                                      1999                       1998                      1997
                                                  ------------              ------------                -----------
         Currently payable:
            Federal                               $ 30,173,000              $ 23,900,000                $ 17,249,000
            State                                      459,000                       -                           -
                                                  ------------              ------------                ------------
            Total                                   30,632,000                23,900,000                  17,249,000
                                                  ------------              ------------                ------------
         Net deferred:
           Federal                                     720,000                   456,000                    (290,000)
                                                  ------------              ------------                ------------
         Provision for income taxes               $ 31,352,000              $ 24,356,000                $ 16,959,000
                                                  ============              ============                ============


     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $6,415,000, $4,227,000, and $3,571,000 in 1999, 1998 and 1997,
        respectively.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:


                                                                     1999             1998              1997
                                                                     ----             ----              ----
        Statutory federal income tax rate                            35.0%            35.0%             35.0%
        State income taxes, net of federal income tax benefit         0.2              -                 -
        Foreign Sales Corporation exempted income                    (1.5)            (1.3)             (1.4)
        Tax-exempt investment income                                 (0.6)            (0.8)             (1.2)
        Other                                                        (0.5)            (0.3)              0.1
                                                                    -----             ----              ----
        Effective income tax rate                                    32.6%            32.6%             32.5%
                                                                     ====             ====              ====

        The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:


                                                              1999                                 1998
                                                   -----------------------------      -------------------------------
                                                       Current       Non-Current          Current        Non-Current
                                                       -------       -----------          -------        -----------
        Assets:
           Accruals not currently deductible       $   762,951       $   249,603      $   724,379      $    112,700
           Deferred compensation                         -               587,122            -               490,400
           Other                                     1,002,721            23,355          736,645            29,174
                                                   -----------       -----------      -----------      ------------
            Total deferred tax assets                1,765,672           860,080        1,461,024           632,274

        Liabilities:
           Excess tax over book depreciation              -           (3,395,195)          -             (2,379,382)
           Patent costs                                   -             (341,685)          -               (206,343)
           Other                                      (215,049)       (1,274,343)        (113,750)       (1,080,999)
                                                   -----------       -----------      -----------      ------------
           Net deferred taxes                      $ 1,550,623       $(4,151,143)     $ 1,347,274      $ (3,034,450)
                                                   ===========       ===========      ===========      ============

        Income taxes paid in cash were approximately $26,530,000, $18,815,000, and $14,012,000 in 1999, 1998 and 1997, respectively.

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 1999, 1998 and 1997, the Company's contributions were approximately $526,000, $378,000, and $293,000, respectively.

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

     Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $40, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.00125 per Right and, unless earlier redeemed, will expire on August 26, 2001. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.

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

                                                       1999                      1998                    1997
                                                       ----                      ----                    ----
        Net Income:           As Reported          $64,863,756               $50,307,130                $35,230,224
                              Pro Forma             60,394,893                46,098,379                 32,986,461

        EPS (diluted):        As Reported          $    0.86                 $     0.68                 $     0.49
                              Pro Forma                 0.81                       0.63                       0.46

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may sell up to 1,600,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 50,550 shares, 61,748 shares, and 70,204 shares in 1999, 1998 and 1997, respectively, and has sold a total of 424,692 shares through December 31, 1999. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 1999 was approximately $21.

     The Company may grant options for up to 9,000,000 shares under the Employee
        Plans. The Company has granted options on 4,583,530 shares through December 31, 1999. Under the Plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     A summary of the status of the Company's two employee stock option plans at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table and narrative below:

                                                     1999                        1998                      1997
                                                ------------------        ------------------         ------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year        4,145      $10             4,706    $  7             5,058     $   6
        Granted                                   774       25               761      17               982        12
        Exercised                              (1,055)       6            (1,267)      6            (1,186)        3
        Forfeited                                 (57)      13               (55)     10              (148)        9
        Expired                                    -        -                -         -               -           -
                                                -----     ----             -----    ----             -----     -----
        Outstanding at End of Year              3,807       13             4,145      10             4,706         7
                                                -----     ----             -----    ----             -----     -----
        Exercisable at End of Year              1,660        9             1,782       7             2,063         6
        Weighted Avg. Fair Value
           of Options Granted                              $12                      $  8                        $  6

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

     Options Outstanding and Exercisable by Price Range As of December 31, 1999

                                                                                                      Options Exercisable
                                                                                            -----------------------------------
                                        Options Outstanding
           -------------------------------------------------------------------------------        Shares       Weighted-Average
              Range of          Shares  Outstanding       Remaining       Weighted-Average      Exercisable        Exercise
           Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
           ---------------          -----------       ----------------     --------------      -----------           -----
             $ 1 - $10                 1,348                 2                  $  7                 1,023           $  6
             $11 - $20                 1,555                 3                    13                   607             12
             $21 - $33                   904                 5                    24                    30             20
                                      ------               ---                  ----               -------           ----
             Total                     3,807                 3                    13                 1,660              9
                                       =====                                                         =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.9, 5.1 and 6.2 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 5 years, 6 years and 6 years; expected volatility of 52, 43 and 46 percent.

     The Company may grant options for up to 2,000,000 shares under the Director
        Plan. The Company has granted options on 1,076,000 shares through December 31, 1999. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

     A summary of the status of the Director Plan at December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the table and narrative below:

                                                     1999                        1998                      1997
                                                ------------------        ------------------         ------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year          512      $ 6               548    $  5               568      $  4
        Granted                                    20       29                40      17                40        10
        Exercised                                 (16)       1               (76)      2               (60)        7
        Expired                                   (16)       1                 -       -                 -         -
                                                -----     ----             -----   -----             -----     -----
        Outstanding at End of Year                500        7               512       6               548         5
                                                -----     ----             -----   -----             -----     -----
        Exercisable at End of Year                500        7               512       6               548         5
        Weighted Avg. Fair Value
           of Options Granted                              $19                       $11                        $  6


     Options Outstanding and Exercisable by Price Range As Of December 31, 1999

                                                                                                     Options Exercisable
                                                                                                     -------------------

                                       Options  Outstanding                                       Shares       Weighted-Average
           -------------------------------------------------------------------------------
              Range of          Shares Outstanding        Remaining       Weighted-Average      Exercisable        Exercise
           Exercise Prices            (000)           Contractual Life     Exercise Price        (000)               Price
           ---------------         -----------        ----------------     --------------     -----------            -----
               $1 - $10                440                   4                 $  5                  440            $  5
              $11 - $29                 60                   9                   21                   60              21
                                      ----                 ---                 ----                 ----            ----
                                       500                   4                    7                  500               7
                                       ===                                                           ===

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.6, 5.7 and 6.7 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 9, 5 and 5 years; expected volatility of 52, 43 and 46 percent.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(6)  STOCK-BASED COMPENSATION PLANS, continued

     The Company has a restricted stock plan covering 1,600,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 1999, 1998 and 1997, 31,600, 64,200 and 75,000 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $20.72 to $33.063 in 1999, $14.032 to $19.813 in 1998, and $10.063 to $12.938 in 1997. The
        related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.


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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(9)  SEGMENT REPORTING, continued

                                                      1999                       1998                      1997
                                                  ------------              ------------                -----------
     Revenue:
         Automotive Products
            U.S.                                  $151,222,877              $127,588,319               $ 98,229,265
            Germany                                 47,870,761                46,009,639                 39,468,221
            Other                                   41,979,787                28,518,734                 28,435,911
         Fire Protection Products                   21,082,073                20,175,361                 20,194,480
                                                  ------------              ------------               ------------
         Total                                    $262,155,498              $222,292,053               $186,327,877
                                                  ============              ============               ============

     Operating Income:
         Automotive Products                      $ 81,757,998              $ 63,718,817               $ 43,390,801
         Fire Protection Products                    3,764,493                 3,623,996                  4,091,185
                                                  ------------              ------------               ------------
         Total                                    $ 85,522,491              $ 67,342,813               $ 47,481,986
                                                  ============              ============               ============

     Assets:
         Automotive Products                      $101,257,610              $ 89,252,971               $ 69,887,416
         Fire Protection Products                    4,353,082                 3,864,138                  4,670,554
         Other                                     232,062,078               161,772,449                115,224,877
                                                  ------------              ------------               ------------
         Total                                    $337,672,770              $254,889,558               $189,782,847
                                                  ============              ============               ============

     Depreciation & Amortization:
         Automotive Products                      $  8,645,455              $  6,658,551               $  5,811,705
         Fire Protection Products                      323,477                   314,522                    296,601
         Other                                         687,768                   549,448                    310,006
                                                  ------------              ------------               ------------
         Total                                    $  9,656,700              $  7,522,521               $  6,418,312
                                                  ============              ============               ============

     Capital Expenditures:
         Automotive Products                      $ 19,279,715              $ 19,595,844               $ 15,419,468
         Fire Protection Products                      322,962                   209,867                    443,354
         Other                                       2,365,770                 4,790,513                    520,267
                                                  ------------              ------------               ------------
         Total                                    $ 21,968,447              $ 24,596,224               $ 16,383,089
                                                  ============              ============               ============



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

     During the years presented, the Company had three automotive customers which individually accounted for 10% or more of net sales as follows:


                                                   Customer
                                   -------------------------------------------

                                      #1                #2                #3
                                      --                --                --
                    1999              44%               22%               11%
                    1998              43%               25%               11%
                    1997              43%               25%                *

                      *Less than 10%

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.                   DESCRIPTION                                  PAGE
-----------                   -----------                                  ----


3(a)(1) Registrant's Articles of Incorporation were filed in 1981 as Exhibit 2(a) to a Registration Statement on Form S-18 (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as
                Exhibit 3(a)(1) to Registrant's Report on Form 10-Q in August of 1987, and an additional Amendment to those Articles was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March 10, 1992, and an additional Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, all of which are hereby incorporated herein by reference.

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

21        List of Company Subsidiaries                                       33

23(a)     Consent of Independent Auditors                                    34

23(b)     Consent of Independent Public Accountants                          35

27        Financial Data Schedule



*Indicates a compensatory plan or arrangement.