Form 10-Q
period 2000-03-31
GENTEX CORP
filed 2000-05-03
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR
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


---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      x             No
                         ----                ----
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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
            Class                                           at April 18, 2000
            -----                                           -----------------
Common Stock, $0.06 Par Value                                  73,831,898

                        Exhibit Index located at page 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     AT MARCH 31, 2000 AND DECEMBER 31, 1999



                                              ASSETS
                                              ------
                                                            March 31, 2000            December 31, 1999
                                                            --------------            -----------------
CURRENT ASSETS
   Cash and cash equivalents                                    $86,774,377                  $69,227,972
   Short term investments                                        24,097,109                   25,505,657
   Accounts receivable, net                                      39,960,129                   30,633,501
   Inventories                                                   10,390,888                    9,975,178
   Prepaid expenses and other                                     1,943,559                    2,873,276
                                                           -----------------         --------------------

      Total current assets                                      163,166,062                  138,215,584

PLANT AND EQUIPMENT - NET                                        76,709,555                   71,338,053

OTHER ASSETS
   Long-term investments                                        132,750,634                  125,816,629
   Patents and other assets, net                                  2,197,351                    2,302,504
                                                           -----------------         --------------------

      Total other assets                                        134,947,985                  128,119,133
                                                           -----------------         --------------------

Total assets                                                   $374,823,602                 $337,672,770
                                                           =================         ====================



                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
                            ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                              $9,924,200                   $8,288,327
   Accrued liabilities                                           17,272,144                    8,181,884
                                                           -----------------         --------------------

      Total current liabilities                                  27,196,344                   16,470,211

DEFERRED INCOME TAXES                                             4,834,558                    4,151,143

SHAREHOLDERS' INVESTMENT
   Common stock                                                   4,428,887                    4,404,739
   Additional paid-in capital                                    86,056,026                   79,670,301
   Other shareholders' equity                                   252,307,787                  232,976,376
                                                           -----------------         --------------------

      Total shareholders' investment                            342,792,700                  317,051,416
                                                           -----------------         --------------------

Total liabilities and
   shareholders' investment                                    $374,823,602                 $337,672,770
                                                           =================         ====================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                      2000                1999
                                                                  --------------     ----------------
NET SALES                                                           $73,876,538          $65,618,190

COST OF GOODS SOLD                                                   41,369,621           36,624,710
                                                                  --------------     ----------------


      Gross profit                                                   32,506,917           28,993,480


OPERATING EXPENSES:
   Research and development                                           3,873,935            3,291,327
   Selling, general
      & administrative                                                4,139,139            3,414,208
                                                                  --------------     ----------------

      Total operating expenses                                        8,013,074            6,705,535
                                                                  --------------     ----------------

      Income from operations                                         24,493,843           22,287,945


OTHER INCOME
   Interest and dividend income                                       2,676,282            1,644,479
   Other, net                                                           278,909              824,260
                                                                  --------------     ----------------

      Total other income                                              2,955,191            2,468,739
                                                                  --------------     ----------------

      Income before provision
         for federal income taxes                                    27,449,034           24,756,684

PROVISION FOR FEDERAL INCOME TAXES                                    8,899,000            8,047,000
                                                                  --------------     ----------------


NET INCOME                                                          $18,550,034          $16,709,684
                                                                  ==============     ================

Earnings Per Share
  Basic                                                                   $0.25                $0.23
  Diluted                                                                 $0.25                $0.22

Weighted Average Shares:
  Basic                                                              73,521,804           72,412,314
  Diluted                                                            75,617,308           74,688,492


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE 3 MONTHS ENDED MARCH 31, 2000 AND 1999



                                                                                  2000                1999
                                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $18,550,034        $16,709,684
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                              2,722,208          2,291,241
         (Gain) Loss on disposal of equipment                                          (3,142)                 0
         Deferred income taxes                                                        (36,213)            (3,613)
         Amortization of deferred compensation                                        183,090            165,581
         Change in assets and liabilities:
            Accounts receivable, net                                               (9,326,628)        (1,605,603)
            Inventories                                                              (415,710)          (592,445)
            Prepaid expenses and other                                              1,070,609            (61,712)
            Accounts payable                                                        1,635,873          3,024,173
            Accrued liabilities                                                     9,090,260          7,484,924
                                                                            ------------------  -----------------
              Net cash provided by
                 operating activities                                              23,470,381         27,412,230
                                                                            ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in short-term investments                                    1,408,548         (1,088,125)
   Plant and equipment additions                                                   (8,069,857)        (2,674,055)
   Proceeds from sale of plant and equipment                                            3,700                  0
   (Increase) Decrease in long-term investments                                    (5,280,473)         1,101,599
   (Increase) Decrease in other assets                                                 55,733           (180,312)
                                                                            ------------------  -----------------
              Net cash used for
                 investing activities                                             (11,882,349)        (2,840,893)
                                                                            ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                        5,958,373          4,303,196
                                                                            ------------------  -----------------
              Net cash provided by
                 financing activities                                               5,958,373          4,303,196
                                                                            ------------------  -----------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                17,546,405         28,874,533

CASH AND CASH EQUIVALENTS,
   beginning of period                                                             69,227,972         50,027,747
                                                                            ------------------  -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                  $86,774,377        $78,902,280
                                                                            ==================  =================

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 1999 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2000, and December 31, 1999, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter ends:


                                                       March 31, 2000                    December 31, 1999
                                                       --------------                    -----------------
                  Raw materials                        $  4,998,735                        $4,910,081
                  Work-in-process                         1,299,680                         1,194,632
                  Finished goods                          4,092,473                         3,870,465
                                                       ------------                        ----------
                                                       $ 10,390,888                        $9,975,178
                                                       ============                        ==========


(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:


                                                       March 31, 2000                     March 31, 1999
                                                       --------------                     --------------
              Quarter Ended                            $ 19,599,821                       $  15,668,361


(5) The increase in common stock and additional paid-in capital during the quarter ended March 31, 2000, is attributable to the issuance of 419,582 shares of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                                      Quarter Ended March 31,
                                                  --------------------------------
         Revenue:                                      2000                1999
                                                       ----                ----
           Automotive Products                     $68,761,212         $60,629,567
           Fire Protection Products                  5,115,326           4,988,623
                                                   -----------         -----------
           Total                                   $73,876,538         $65,618,190
                                                   ===========         ===========

         Operating Income:
           Automotive Products                     $23,633,033         $21,490,887
           Fire Protection Products                    860,810             797,058
                                                   -----------         -----------
           Total                                   $24,493,843         $22,287,945
                                                   ===========         ===========

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:
           FIRST QUARTER 2000 VERSUS FIRST QUARTER 1999
           Net Sales. Net sales for the first quarter of 2000 increased by approximately $8,258,000, or 13%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 13% as automatic mirror unit shipments increased by 16% from approximately 1,490,000 in the first quarter of 1999 to 1,733,000 in the current quarter. This increase reflected increased penetration on 2000 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 6%, primarily due to increased interior mirror shipments, partially offset by exterior mirror package changes on certain General Motors sport/utility vehicles. Mirror unit shipments to automotive customers outside North America increased by 45% compared with the first quarter in 1999, primarily due to increased interior and exterior mirror sub-assembly shipments to European automakers. Net sales of the Company's fire protection products increased 3% for the quarter compared to the same period in the prior year.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 56% in the first quarter of 1999 and 2000. This unchanged percentage primarily reflected automotive customer price reductions offset by improved glass yields, increased employee productivity, and increased sales volume spread over fixed overhead expenses.

           Operating Expenses. Research and development expenses increased approximately $583,000, but remained at 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $725,000, and increased from 5% to 6% of net sales, when compared with the first quarter of 1999. This increased expense primarily reflected the start-up and expansion of the Company's overseas sales and engineering offices.

           Other Income - Net. Other income increased by approximately $486,000 when compared with the first quarter of 1999, primarily due to higher interest rates and investable fund balances, partially offset by lower realized gains on the sale of equity investments.


           FINANCIAL CONDITION:
           Management considers the Company's working capital and long-term investments totaling approximately $268,720,000 at March 31, 2000, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CONTINUED

           RESULTS OF OPERATIONS - CONTINUED:


           TRENDS AND DEVELOPMENTS - CONTINUED:
           In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience some pressure for select raw material cost increases.

           The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, while the GM contract runs through the 2002 Model Year for inside mirrors.



           YEAR 2000 READINESS DISCLOSURE:
           The Company has not experienced any significant problems with its computer systems' compliance with the year 2000, nor have any customer shipments been adversely impacted. In addition, the Company does not consider there to be any significant continuing exposure to year 2000 issues.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.











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

PART II.   OTHER INFORMATION




           Item 6. Exhibits and Reports on Form 8-K

                   (a)  See Exhibit Index on Page 10.

                   (b) No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  GENTEX CORPORATION



    Date:     05/03/00                              /s/  Fred T. Bauer
         ---------------------------              ---------------------------
                                                  Fred T. Bauer
                                                  Chairman and Chief
                                                  Executive Officer



    Date:    05/03/00                               /s/  Enoch C. Jen
         ---------------------------              ---------------------------
                                                  Enoch C. Jen
                                                  Vice President - Finance,
                                                  Principal Financial and
                                                  Accounting Officer

                                  EXHIBIT INDEX


 EXHIBIT NO.                         DESCRIPTION                                           PAGE
 -----------                         -----------                                           ----

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

 4(b)(3) Third Amendment to Shareholder Protection Rights Agreement, effective March 12, 1999, was filed as Exhibit 4(b)(3) to Registrant's Report on Form 10-Q on April 30, 1999, and the same is hereby incorporated herein by reference.

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