Form 10-Q
period 2000-06-30
GENTEX CORP
filed 2000-07-28
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    --------


COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                38-2030505
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

       600 N. CENTENNIAL, ZEELAND, MICHIGAN                   49464
     (Address of principal executive offices)              (Zip Code)

                                 (616) 772-1800
              (Registrant's telephone number, including area code)



      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes         x                   No
                ----------------               ---------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes                             No
                ----------------               ----------------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
                       Class                       at July 18, 2000
                       -----                       ----------------
           Common Stock, $0.06 Par Value               74,008,953


                        Exhibit Index located at page 10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 2000 and December 31, 1999



                                     ASSETS

                                                         June 30, 2000             December 31, 1999
                                                         -------------             -----------------
CURRENT ASSETS
   Cash and cash equivalents                               $86,398,128                   $69,227,972
   Short term investments                                   28,565,301                    25,505,657
   Accounts receivable, net                                 40,037,537                    30,633,501
   Inventories                                               9,824,296                     9,975,178
   Prepaid expenses and other                                2,613,592                     2,873,276
                                                     ------------------         ---------------------

      Total current assets                                 167,438,854                   138,215,584

PLANT AND EQUIPMENT - NET                                   79,177,128                    71,338,053

OTHER ASSETS
   Long-term investments                                   141,643,991                   125,816,629
   Patents and other assets, net                             2,383,930                     2,302,504
                                                     ------------------         ---------------------

      Total other assets                                   144,027,921                   128,119,133
                                                     ------------------         ---------------------

Total assets                                              $390,643,903                  $337,672,770
                                                     ==================         =====================


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                         $9,228,230                    $8,288,327
   Accrued liabilities                                      13,533,575                     8,181,884
                                                     ------------------         ---------------------

      Total current liabilities                             22,761,805                    16,470,211

DEFERRED INCOME TAXES                                        4,843,689                     4,151,143

SHAREHOLDERS' INVESTMENT
   Common stock                                              4,440,537                     4,404,739
   Additional paid-in capital                               88,387,140                    79,670,301
   Other shareholders' equity                              270,210,732                   232,976,376
                                                     ------------------         ---------------------

      Total shareholders' investment                       363,038,409                   317,051,416
                                                     ------------------         ---------------------

Total liabilities and
   shareholders' investment                               $390,643,903                  $337,672,770
                                                     ==================         =====================


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                              Three Months Ended                   Six Months Ended
                                                                   June 30                              June 30
                                                       -----------------------------     -----------------------------------

                                                              2000          1999                  2000              1999
                                                              ----          ----                  ----              ----
NET SALES                                                 $76,755,923   $66,889,149           $150,632,461     $132,507,339

COST OF GOODS SOLD                                         44,635,685    37,552,621             86,005,307       74,177,330
                                                       -----------------------------     -----------------------------------

      Gross profit                                         32,120,238    29,336,528             64,627,154       58,330,009


OPERATING EXPENSES:
   Research and development                                 4,256,066     3,543,158              8,129,999        6,834,485
   Selling, general
      & administrative                                      4,501,495     3,634,323              8,640,635        7,048,531
                                                       -----------------------------     -----------------------------------

      Total operating expenses                              8,757,561     7,177,481             16,770,634       13,883,016
                                                       -----------------------------     -----------------------------------

      Income from operations                               23,362,677    22,159,047             47,856,520       44,446,993


OTHER INCOME (EXPENSE)
   Interest and dividend income                             3,008,014     1,825,062              5,684,296        3,469,541
   Other, net                                                 871,495       666,622              1,150,404        1,490,882
                                                       -----------------------------     -----------------------------------

      Total other income                                    3,879,509     2,491,684              6,834,700        4,960,423
                                                       -----------------------------     -----------------------------------

      Income before provision
         for federal income taxes                          27,242,186    24,650,731             54,691,220       49,407,416

PROVISION FOR FEDERAL INCOME TAXES                          8,882,000     8,114,000             17,781,000       16,161,000
                                                       -----------------------------     -----------------------------------


NET INCOME                                                $18,360,186   $16,536,731            $36,910,220      $33,246,416
                                                       =============================     ===================================

Earnings Per Share
  Basic                                                         $0.25         $0.23                  $0.50            $0.46
  Diluted                                                       $0.24         $0.22                  $0.49            $0.44

Weighted Average Shares:
  Basic                                                    73,897,916    72,993,935             73,715,860       72,694,625
  Diluted                                                  75,688,794    75,301,775             75,653,305       75,018,638




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the 6 Months Ended June 30, 2000 and 1999


                                                                                  2000               1999
                                                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $36,910,220        $33,246,416
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                            5,338,620          4,583,822
         (Gain) Loss on disposal of equipment                                        (8,481)           (15,613)
         Deferred income taxes                                                       46,260            (22,428)
         Amortization of deferred compensation                                      382,643            362,850
         Change in assets and liabilities:
            Accounts receivable, net                                             (9,404,036)        (1,484,224)
            Inventories                                                             150,882            687,192
            Prepaid expenses and other                                              473,209         (1,250,175)
            Accounts payable                                                        939,903          4,845,273
            Accrued liabilities                                                   5,351,691            (39,825)
                                                                           -----------------  -----------------
              Net cash provided by
                 operating activities                                            40,180,911         40,913,288
                                                                           -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in short-term investments                                 (3,059,644)          (880,944)
   Plant and equipment additions                                                (13,285,785)        (9,577,502)
   Proceeds from sale of plant and equipment                                        166,103             51,375
   (Increase) Decrease in long-term investments                                 (14,590,901)         1,081,375
   (Increase) Decrease in other assets                                             (167,993)          (414,226)
                                                                           -----------------  -----------------
              Net cash used for
                 investing activities                                           (30,938,220)        (9,739,922)
                                                                           -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                      7,927,465         11,300,626
                                                                           -----------------  -----------------
              Net cash provided by
                 financing activities                                             7,927,465         11,300,626
                                                                           -----------------  -----------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                              17,170,156         42,473,992

CASH AND CASH EQUIVALENTS,
   beginning of period                                                           69,227,972         50,027,747
                                                                           -----------------  -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                $86,398,128        $92,501,739
                                                                           =================  =================


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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2000, and December 31, 1999, and the results of operations and cash flows for the interim periods presented.

(3)  Inventories consisted of the following at the respective quarter ends:

                                    June 30, 2000              December 31, 1999
                                    -------------              -----------------
            Raw materials           $  4,799,982                   $4,910,081
            Work-in-process            1,299,680                    1,194,632
            Finished goods             3,724,634                    3,870,465
                                    ------------                   ----------
                                    $  9,824,296                   $9,975,178
                                    ============                   ==========

(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                     June 30, 2000              June 30, 1999
                                     -------------              -------------
            Quarter Ended             $18,077,064                $18,449,477
            Six Months Ended           37,676,885                 34,117,839



(5) The increase in common stock and additional paid-in capital during the quarter and six months ended June 30, 2000, is attributable to the issuance of 177,055 and 596,637 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:


                                                       Quarter Ended June 30,                  Six Months Ended June 30,
                                                ----------------------------------       -------------------------------------
         Revenue:                                     2000                1999                  2000                1999
                                                      ----                ----                  ----                ----
           Automotive Products                     $71,063,071         $61,575,636          $139,824,283       $122,205,203
           Fire Protection Products                  5,692,852           5,313,513            10,808,178         10,302,136
                                                   -----------         -----------          ------------       ------------
           Total                                   $76,755,923         $66,889,149          $150,632,461       $132,507,339
                                                   ===========         ===========          ============       ============

         Operating Income:
           Automotive Products                     $22,228,526         $21,280,828           $45,861,559        $42,771,716
           Fire Protection Products                  1,134,151             878,219             1,994,961          1,675,277
                                                   -----------         -----------           -----------        -----------
           Total                                   $23,362,677         $22,159,047           $47,856,520        $44,446,993
                                                   ===========         ===========           ===========        ===========


                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         SECOND QUARTER 2000 VERSUS SECOND QUARTER 1999

         Net Sales. Net sales for the second quarter of 2000 increased by approximately $9,867,000, or 15%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by 15% as automatic mirror unit shipments increased by 14% from approximately 1,493,000 in the second quarter of 1999 to 1,698,000 in the current quarter. This increase reflected increased penetration on 2000 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors overseas. Shipments to customers in North America decreased by 1%, primarily due to exterior mirror package changes in certain General Motors sport/utility vehicles and the Chrysler mini-van model changeover during the quarter. Mirror unit shipments to automotive customers outside North America increased by 58% compared with the second quarter in 1999, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 7%, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the second quarter of 1999, to 58% for the comparable period in 2000. This increased percentage primarily reflected the start-up of the Company's third automotive manufacturing facility, customer price reductions and some shifts in mirror product mix.

         Operating Expenses. Research and development expenses increased approximately $713,000, and increased from 5% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $867,000, and increased from 5% to 6% of net sales, when compared with the second quarter of 1999. This increased expense primarily reflected the start-up and expansion of the Company's overseas sales and engineering offices.

         Other Income - Net. Other income increased by approximately $1,388,000 when compared with the second quarter of 1999, primarily due to higher interest rates and investable fund balances.

         SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

         Net Sales. Net sales for the six months ended June 30, 2000 increased by approximately $18,125,000, or 14%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 2,983,000 in the first six months of 1999 to 3,431,000 in the first six months of 2000. This increase primarily reflected increased penetration on foreign 2000 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 2%, primarily due to higher industry production levels, partially offset by exterior mirror package changes on certain General Motors sport/utility vehicles. Mirror unit shipments to automotive customers outside North America increased by 51% compared with the first six months in 1999, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 5%, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the first six months of 1999, to 57% for the comparable period in 2000. This increased percentage primarily reflected the start-up of the Company's third automotive manufacturing facility, customer price reductions and some shifts in mirror product mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CONTINUED

         RESULTS OF OPERATIONS - CONTINUED:

         SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999 (CONT.)

         Operating Expenses. For the six months ended June 30, 2000, research and development expenses increased approximately $1,296,000, but remained at 5% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,592,000, and increased from 5% to 6% of net sales, when compared with the first six months of 1999. This increased expense primarily reflected the start-up and expansion of the Company's overseas sales and engineering offices.

         Other Income - Net. Other income for the six months ended June 30, 2000, increased by approximately $1,874,000 when compared with the first six months of 1999, primarily due to higher interest rates and investable fund balances, partially offset by lower realized gains on the sale of equity investments.

         FINANCIAL CONDITION:

         Management considers the Company's working capital and long-term investments totaling approximately $286,321,000 at June 30, 2000, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, while the GM contract was recently extended through the 2004 Model Year for inside mirrors.


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

PART II. OTHER INFORMATION


         Item 4. Submission of Matters to a Vote of Security Holders

                 The annual meeting of the shareholders of the Company was held on May 18, 2000, at which:

                 (i) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes:

                                               Fred Bauer           Leo Weber
                                               ----------           ---------
                      For                      60,789,590           67,483,595
                      Against                           -                    -
                      Withheld                  7,832,234            1,138,229
                      Broker Non-Votes                  -                    -


                      The terms of office for incumbent Directors Mickey Fouts, Arlyn Lanting, Kenneth La Grand, John Mulder and Ted Thompson, continued after the meeting.

                 (ii) A proposal to amend the Articles of Incorporation anytime prior to the Company's Annual Meeting in 2001, subject to the Board's ability to abandon the Amendment at its discretion, to increase the authorized shares of common stock to 200,000,000 shares was approved by the following vote:

                      For                        64,969,957
                      Against                     3,510,146
                      Abstain                       141,721
                      Broker Non-Votes               -


         Item 6. Exhibits and Reports on Form 8-K

                 (a) See Exhibit Index on Page 10.

                 (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GENTEX CORPORATION



Date:        7/28/00                             /s/Fred T. Bauer
     ------------------------------              -------------------------------
                                                 Fred T. Bauer
                                                 Chairman and Chief
                                                 Executive Officer



Date:        7/28/00                             /s/Enoch C. Jen
    -------------------------------              -------------------------------
                                                 Enoch C. Jen
                                                 Vice President - Finance,
                                                 Principal Financial and
                                                 Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION                                            PAGE
-----------                        -----------                                            ----
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

*10(b)(3)   Gentex Corporation Restricted Stock Plan was filed as Exhibit 10(b)
            (3) to Registrant's Report on Form 10-K dated March 10, 1992, and the same is hereby incorporated herein by reference.

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