Form 10-Q
period 2000-09-30
GENTEX CORP
filed 2000-10-27
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

()   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                  Yes   [x]                             No [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes   [ ]                             No [ ]

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
        Class                                        at October 18, 2000
        -----                                        -------------------
Common Stock, $0.06 Par Value                             74,180,584


                        Exhibit Index located at page 10

PART I.             FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   At September 30, 2000 and December 31, 1999



                                                               ASSETS
                                                               ------
                                                                           September 30, 2000      December 31, 1999
                                                                           ------------------      -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $100,860,953                  $69,227,972
   Short term investments                                                         29,812,360                   25,505,657
   Accounts receivable, net                                                       39,851,075                   30,633,501
   Inventories                                                                    11,444,679                    9,975,178
   Prepaid expenses and other                                                      3,031,072                    2,873,276
                                                                            -----------------         --------------------

      Total current assets                                                       185,000,139                  138,215,584

PLANT AND EQUIPMENT - NET                                                         81,443,748                   71,338,053

OTHER ASSETS
   Long-term investments                                                         141,581,565                  125,816,629
   Patents and other assets, net                                                   2,535,858                    2,302,504
                                                                            -----------------         --------------------

      Total other assets                                                         144,117,423                  128,119,133
                                                                            -----------------         --------------------

Total assets                                                                    $410,561,310                 $337,672,770
                                                                            =================         ====================



                                                LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                              $10,637,705                   $8,288,327
   Accrued liabilities                                                            10,570,773                    8,181,884
                                                                            -----------------         --------------------

      Total current liabilities                                                   21,208,478                   16,470,211

DEFERRED INCOME TAXES                                                              6,200,442                    4,151,143

SHAREHOLDERS' INVESTMENT
   Common stock                                                                    4,450,835                    4,404,739
   Additional paid-in capital                                                     90,612,138                   79,670,301
   Other shareholders' equity                                                    288,089,417                  232,976,376
                                                                            -----------------         --------------------

      Total shareholders' investment                                             383,152,390                  317,051,416
                                                                            -----------------         --------------------

Total liabilities and
   shareholders' investment                                                     $410,561,310                 $337,672,770
                                                                            =================         ====================




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended                  Nine Months Ended
                                                             September 30                      September 30
                                                    -----------------------------     ------------------------------

                                                        2000           1999                2000           1999
                                                        ----           ----                ----           ----
NET SALES                                             $71,934,236    $64,146,371        $222,566,697   $196,653,710

COST OF GOODS SOLD                                     43,384,580     38,351,928         129,389,887    112,529,258
                                                    -----------------------------     ------------------------------


      Gross profit                                     28,549,656     25,794,443          93,176,810     84,124,452


OPERATING EXPENSES:
   Research and development                             4,261,318      3,444,350          12,391,317     10,278,835
   Selling, general
      & administrative                                  4,303,737      3,606,106          12,944,372     10,654,637
                                                    -----------------------------     ------------------------------

      Total operating expenses                          8,565,055      7,050,456          25,335,689     20,933,472
                                                    -----------------------------     ------------------------------

      Income from operations                           19,984,601     18,743,987          67,841,121     63,190,980


OTHER INCOME (EXPENSE)
   Interest, net                                        3,451,845      2,150,815           9,136,141      5,620,356
   Other                                                   53,517        568,786           1,203,921      2,059,668
                                                    -----------------------------     ------------------------------

      Total other income                                3,505,362      2,719,601          10,340,062      7,680,024
                                                    -----------------------------     ------------------------------

      Income before provision
         for federal income taxes                      23,489,963     21,463,588          78,181,183     70,871,004

PROVISION FOR FEDERAL INCOME TAXES                      7,636,000      7,020,000          25,417,000     23,181,000
                                                    -----------------------------     ------------------------------


NET INCOME                                            $15,853,963    $14,443,588         $52,764,183    $47,690,004
                                                    =============================     ==============================

Earnings Per Share
  Basic                                                     $0.21          $0.20               $0.71          $0.65
  Diluted                                                   $0.21          $0.19               $0.70          $0.64

Weighted Average Shares:
  Basic                                                74,059,344     73,232,990          73,837,033     72,880,739
  Diluted                                              75,442,982     75,036,282          75,602,926     75,032,658



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the 9 Months Ended September 30, 2000 and 1999



                                                                                   2000               1999
                                                                             -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $52,764,183        $47,690,004
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                              8,397,042          7,121,458
         (Gain) Loss on disposal of equipment                                           5,028            113,209
         Deferred income taxes                                                        290,881            493,834
         Amortization of deferred compensation                                        598,116            552,555
         Change in assets and liabilities:
            Accounts receivable, net                                               (9,217,574)        (7,053,819)
            Inventories                                                            (1,469,501)            74,311
            Prepaid expenses and other                                                 84,717         (1,140,442)
            Accounts payable                                                        2,349,378          5,883,908
            Accrued liabilities                                                     2,388,889          3,489,235
                                                                             -----------------  -----------------
              Net cash provided by
                 operating activities                                              56,191,159         57,224,253
                                                                             -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in short-term investments                                   (4,306,703)         1,934,862
   Plant and equipment additions                                                  (18,601,679)       (18,059,821)
   Proceeds from sale of plant and equipment                                          169,138            232,380
   (Increase) Decrease in long-term investments                                   (11,433,779)       (45,164,997)
   (Increase) Decrease in other assets                                               (390,005)          (700,688)
                                                                             -----------------  -----------------
              Net cash used for
                 investing activities                                             (34,563,028)       (61,758,264)
                                                                             -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                       10,004,850         12,257,001
                                                                             -----------------  -----------------
              Net cash provided by
                 financing activities                                              10,004,850         12,257,001
                                                                             -----------------  -----------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                31,632,981          7,722,990

CASH AND CASH EQUIVALENTS,
   beginning of period                                                             69,227,972         50,027,747
                                                                             -----------------  -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                 $100,860,953        $57,750,737
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2000, and December 31, 1999, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:



                                                     September 30, 2000                  December 31, 1999
                                                     ------------------                  -----------------
                  Raw materials                      $    6,566,891                       $ 4,910,081
                  Work-in-process                         1,377,105                         1,194,632
                  Finished goods                          3,500,683                         3,870,465
                                                      -------------                       -----------
                                                      $  11,444,679                       $ 9,975,178
                                                      =============                       ===========


(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                                     September 30, 2000                 September 30, 1999
                                                     ------------------                 ------------------
              Quarter Ended                             $17,821,122                         $12,141,729
              Nine Months Ended                          55,498,007                          46,259,567


(5) The increase in common stock and additional paid-in capital during the quarter and nine months ended September 30, 2000, is attributable to the issuance of 171,631 and 768,268 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:




                                                    Quarter Ended September 30,            Nine Months Ended September 30,
                                                ----------------------------------       ---------------------------------
                                                     2000                1999                  2000                1999
                                                     ----                ----                  ----                ----
         Revenue:
           Automotive Products                     $66,211,955         $58,456,906          $206,036,240       $180,662,109
           Fire Protection Products                  5,722,281           5,689,465            16,530,457         15,991,601
                                                   -----------         -----------          ------------       ------------
           Total                                   $71,934,236         $64,146,371          $222,566,697       $196,653,710
                                                   ===========         ===========          ============       ============

         Operating Income:
           Automotive Products                     $18,833,792         $17,715,158           $64,695,351        $60,486,874
           Fire Protection Products                  1,150,809           1,028,829             3,145,770          2,704,106
                                                   -----------         -----------          ------------        -----------
           Total                                   $19,984,601         $18,743,987           $67,841,121        $63,190,980
                                                   ===========         ===========           ===========        ===========

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          RESULTS OF OPERATIONS:

          THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999

          Net Sales. Net sales for the third quarter of 2000 increased by approximately $7,788,000, or 12%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by 13% as automatic mirror unit shipments increased by 14% from approximately 1,430,000 in the third quarter of 1999 to 1,632,000 in the current quarter. This increase reflected increased penetration on 2000 and 2001 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 7%, primarily due to new exterior mirror and transplant interior mirror business. Mirror unit shipments to automotive customers outside North America increased by 29% compared with the third quarter in 1999, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 1%, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained unchanged at 60% in the third quarter of 2000, and for the comparable period in 1999. This unchanged percentage primarily reflected customer price reductions and the ramp-up of the Company's third automotive manufacturing facility, offset by increased sales spread over fixed overhead expenses and improved glass yields.

          Operating Expenses. Research and development expenses increased approximately $817,000, and increased from 5% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $698,000, but remained unchanged at 6% of net sales, when compared with the third quarter of 1999. This increased expense primarily reflected the start-up and expansion of the Company's overseas sales and engineering offices.

          Other Income - Net. Other income increased by approximately $786,000 when compared with the third quarter of 1999, primarily due to higher interest rates and investable fund balances, partially offset by lower realized gains on the sale of equity investments.

          NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

          Net Sales. Net sales for the nine months ended September 30, 2000, increased by approximately $25,913,000, or 13%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 4,413,000 in the first nine months of 1999 to 5,063,000 in the first nine months of 2000. This increase primarily reflected increased penetration on 2000 and 2001 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 4%, primarily due to higher industry production levels, partially offset by exterior mirror package changes on certain General Motors sport/utility vehicles. Mirror unit shipments to automotive customers outside North America increased by 43% compared with the first nine months in 1999, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 3%, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 57% in the first nine months of 1999, to 58% for the comparable period in 2000. This increased percentage primarily reflected customer price reductions and the start-up of the Company's third automotive manufacturing facility, partially offset by increased sales spread over fixed overhead expenses and improved glass yields.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CONTINUED

          RESULTS OF OPERATIONS - CONTINUED:

          NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONT.)

          Operating Expenses. For the nine months ended September 30, 2000, research and development expenses increased approximately $2,112,000, and increased from 5% to 6% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $2,290,000, and increased from 5% to 6% of net sales, when compared with the first nine months of 1999. This increased expense primarily reflected the start-up and expansion of the Company's overseas sales and engineering offices.

          Other Income - Net. Other income for the nine months ended September 30, 2000, increased by approximately $2,660,000 when compared with the first nine months of 1999, primarily due to higher interest rates and investable fund balances, partially offset by lower realized gains on the sale of equity investments.

          FINANCIAL CONDITION:

          Management considers the Company's working capital and long-term investments totaling approximately $305,373,000 at September 30, 2000, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

          The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, while the GM contract was extended through the 2004 Model Year for inside mirrors.


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

PART II.          OTHER INFORMATION



                  Item 6.    Exhibits and Reports on Form 8-K

                             (a)  See Exhibit Index on Page 10.

                             (b) No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GENTEX CORPORATION



 Date:     10/27/00                               /s/  Fred T. Bauer
      ------------------------------            --------------------------------
                                                Fred T. Bauer
                                                Chairman and Chief
                                                Executive Officer



 Date:    10/27/00                                /s/  Enoch C. Jen
     -------------------------------            --------------------------------
                                                Enoch C. Jen
                                                Vice President - Finance,
                                                Principal Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.            DESCRIPTION                                                      PAGE
-----------            -----------                                                      ----

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

3(b)(1)        Registrant's Bylaws as amended and restated August 18, 2000.              12

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