Form 10-K
period 2000-12-31
GENTEX CORP
filed 2001-03-13
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000.

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                     to                .
                                    --------------------   ---------------

Commission File No.:    0-10235
                       --------

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                     38-2030505
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                     49464
 (Address of principal executive offices)                    (Zip Code)


                                 (616) 772-1800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


        Title of each Class         Name of each exchange on which registered
              NONE
                                 -----------------------------------------------


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 1, 2001, 74,360,238 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $1,777,264,358 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

(c ) NARRATIVE DESCRIPTION OF BUSINESS

         The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products primarily for the commercial building industry.

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

         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1992, the Company began shipping its NVS(R) Lighted Mirror, with map/reading lights, and during 1993, the Company began shipping its NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a third-generation NVS(R) Headlamp Control Mirror, a second-generation NVS(R) Compass Mirror, and a new interior NVS(R) Mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with integral LED map lamps, a major improvement over mirrors with standard incandescent map lamps. At the beginning of 2000, the Company began shipping to General Motors interior NVS(R) Mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology.

         The Company sold approximately 3,320,000 interior NVS(R) Mirrors in 1998, approximately 4,008,000 in 1999, and approximately 4,609,000 in 2000.

         During 2000, the unit growth primarily resulted from increased penetration of light vehicles manufactured in Europe and Asia. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 2001 and 2001-1/2 vehicle models:

TABLE 1.   INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE
           (NORTH AMERICAN MANUFACTURERS)


GM/Cadillac      Catera                                     O                           Town Car (Cartier, Executive,            S
                                                                                        Signature)
                 Deville                           (ECC/OS) S     Ford/Mercury          Grand Marquis                      (ECC) O
                 Deville DHS / DTS                 (ECC/OS) S     DaimlerChrysler /     300M                                     S
                 Eldorado  ESC / ETC               (ECC/OS) S         Chrysler          Concorde                                 O
                 Escalade                           (ECC/T) S                           Concorde LXi                             S
                 Seville SLS                          (OS)  S*                          LHS                                      S
                 Seville STS                          (OS)  S*                          Sebring Convertible                 (EL) S
GM/Buick         LeSabre Custom                       (OS)  O*                          Town & Country Limited              (EH) S
                 LeSabre Limited                      (OS)  S*    DaimlerChrysler /     Dakota Pickup                            O
                 Park Avenue                       (ECC/OS) O        Dodge              Durango                                  O
                 Park Avenue-Ultra                 (ECC/OS) S                           Grand Caravan ES                    (EH) S
GM/Oldsmobile    Aurora V6                         (ECC/OS) O                           Intrepid                                 O
                 Aurora V8                         (ECC/OS) S                           Ram Pickup                               O
                 Intrigue GLS                   (ECC/EL/OS) S     DaimlerChrysler /     Grand Cherokee Laredo                    O
GM/Pontiac       Bonneville (SSEi, SLE)                (OS) S        Jeep               Grand Cherokee Limited                   S
                 Bonneville                            (OS) S     DaimlerChrysler /     Prowler                         (ECC/EL) S
GM/Chevrolet     Blazer                                (OS) O        Plymouth
                 Corvette                              (EL) O     DaimlerChrysler/      ML 3W SUV                                O
                 Silverado Pickup / Crew Cab       (ECC/OS) O         Mercedes-Benz     ML 430 / 55  SUV                         S
                 Suburban                           (ECC/T) O     BMW                   X5 SAV                                   O
                 Avalanche                          (ECC/T) S     Southeast Toyota /    4-Runner (Limited, SR5)          (ECC/T) O
                 Tahoe                              (ECC/T) O     Gulf State Toyota /   Avalon                             (ECC) O
GM/GMC           Jimmy                                 (OS) O     Toyota Motor Sales    Camry                              (ECC) O
                 Savana Van                         (ECC/T) O                           Celica                           (ECC/T) O
                 Sierra Pickup / Crew Cab        (ECC/T/OS) O                           Tundra                           (ECC/T) O
                 Yukon                              (ECC/T) S                           RAV4                             (ECC/T) O
                 Yukon (XL, Denali)                 (ECC/T) S                           Sienna                           (ECC/T) O
Ford             Crown Victoria                       (ECC) O                           Solara                           (ECC/T) O
                 Expedition                                 O                           Highlander (Limited, SR5)        (ECC/T) O
                 Explorer                              (EH) O                           Sequoia                                  O
                 F-Series Pickup (Lariat,                   S     Subaru /              Forester                         (ECC/T) O
                 Harley)                                          New England Dist.     Legacy                           (ECC/T) O
                 Windstar SE                                O                           Outback                          (ECC/T) O
                 Windstar (SEL, Limited)                    S     Toyota                Avalon                                   O
Ford/Lincoln     LS V6                                (ECC) O                           Camry Solara                             O
                 LS V8                                (ECC) S                           Sienna                             (ECC) O
                 Continental                       (ECC/EL) S
                 Navigator                                  S
-----------------------------------------------------------------------------------------------------------------------------------

           (MANUFACTURERS OUTSIDE OF NORTH AMERICA)


Audi                     A8                                 S    Mitsubishi              Montero Sport SUV              (ECC/T) O
Bentley                  Bentley                      (RKE) S                            Magna Verde                            O
                         Continental                  (RKE) S    Nissan                  Cedric                                 O
BMW                      700 Series                         O                            Gloria                                 O
                         500 Series                         O                            Maxima                                 O
                         300 Series                         O    Porsche                 911                                    O
Daewoo/Ssangyong         Chairman                           S    Rolls Royce             Arnage                           (RKE) S
                         Korando                            S    Samsung                 SM5                                    O
                         Musso                              S    Toyota                  Land Cruiser                     (ECC) S
Fiat                     Alfa Romeo                         O                            Cynus                                  O
                         Lancia Aurelia                     O                            Cellion                                S
                         Lancia Kappa                       O    Yulon Motors            Cefiro                                 O
                         Lybra                              O
Fiat (Brazil)            Marea                              O
Ford (Europe)            Mondeo                             O
Ford (Taiwan)            Mondeo                        (EH) O
Ford / Jaguar            XJ                                 O
                         XK8                                O
Ford / Land Rover        Discovery                    (ECC) O
                         Range Rover                        S
                         75R40                              O
GM (Brazil)              Vectra                             S
GM (China)               Buick Century/Regal       (ECC/EL) S
Hyundai                  Dynasty                            S
                         Grandeur                           O
                         Sonata                             O
                         Santa Fe                           S
                                                               --------------------------------------------------------------------
                         Tiburon                            S    KEY:
                                                                 ----
                         EQuus                              S            S = Standard equipment
                         Trajet                             S            O = Optional equipment
Infiniti                 Q45                                O            * = ECC offered as upgrade option
                         I30                          (ECC) O
KIA Motors Corp.         Potentia                           S    NVS(R)MIRROR WITH:
                                                                 ------------------
                         Enterprise                         S            EH = Automatic Headlamp Control
Lexus                    GS300                              O*           EL = Map Lights
                         GS430                              S*           ECC = Electronic Compass Display
                         LS430                              S            ECC/T = Electronic Compass and Temperature Display
                         RX300                              O*           RKE = Remote Keyless Entry
                         SC300                              O            OS = OnStar(R)
                         LX470                              S*
                         SC430                              S
Daimler/Chrysler  /      C Class (Europe)                   O
   Mercedes-Benz         C 240/320 (U.S.)                   S
                         CL 500/55 AMG/600 (U.S.)           S
                         CLK 320/430/55 (U.S.)              S
                         E Class (Europe)                   O
                         E 320/430/55 (U.S.)                S
                         S Class(Europe)                    S
                         S 430/500/55 AMG/600 (U.S.)        S
                         SL  500/600 (U.S.)                 S







----------------------------------------------------------------------------------------------------------------------------------

         Exterior NVS(R) Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior NVS(R) mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to exterior mirror suppliers of General Motors, DaimlerChrysler, Ford, Audi, BMW, Fiat, Infiniti and Mitsubishi, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.

         The Company sold approximately 1,582,000 exterior NVS(R) Mirror Sub-Assemblies during 1998, approximately 1,952,000 in 1999, and approximately 2,148,000 in 2000. During 2000, unit growth primarily resulted from the increased penetration of light vehicles in Europe.

         The exterior NVS(R)Mirror is standard equipment or a factory-installed option on the following 2001 and 2001-1/2 vehicle models:

TABLE 2.   EXTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE


GM/Cadillac                Deville                      S        Audi                      A4                            (F/C/A) O
                           Deville DHS/DTS              S                                  A6                            (F/C/A) O
                           Eldorado ESC/ETC             S                                  A8                            (F/C/A) S
                           Escalade                     S                                  S4                            (F/C/A) O
                           Seville SLS            (F/C) S        BMW                       700 Series                    (F/C/A) O
                           Seville STS            (F/C) S                                  500 Series                    (F/C/A) O
GM / Buick                 Century Limited              O                                  X5 SAV                        (F/C/A) O
                           LeSabre Limited              S        DaimlerChrysler /         C Class (Europe)                  (A) O
                           Park Avenue                  O           Mercedes- Benz         C 240/320 (U.S.)                      S
                           Park Avenue Ultra            S                                  CL 500/55 AMG/600 (U.S.)              S
                           Regal (RS, GS)               O                                  CLK 320/430/55 (U.S.)                 S
GM / Chevrolet             Blazer                       O                                  E Class (Europe)                (F/A) O
                           Corvette                     O                                  E  320/430/55 (U.S.)                  O
                           Suburban                     O                                  ML320 SUV                       (F/A) O
                           Tahoe                        O                                  ML430/55 SUV                    (F/A) S
                           Avalanche                    O                                  S Class (Europe)                (F/A) S
                           Denali                       S                                  S 430/500/55 AMG/600 (U.S.)           S
                           Jimmy                        O                                  SL 500/600 (U.S.)                     S
                           Yukon                        O        Fiat                      Lancia Aurelia                    (A) O
                           Yukon XL                     O        Ford / Jaguar             XJ / XJ8                          (C) O
                           Sierra Centennial            S                                  XK8                               (C) O
Ford/Lincoln               Continental                  O        Ford / Land Rover         Range Rover                     (F/C) O
                           Town Car (Cartier,                    Infiniti                  Q45                             (F/C) O
                           Executive, Signature)        S        Mitsubishi                Magna Verada                          O
DaimlerChrysler/           Town & Country Limited       S
                                                            -----------------------------------------------------------------------
   Chrysler                300 M                  (F/C) O                KEY:        S = Standard Equipment
                           LHS                    (F/C) O                            O = Optional Equipment
DaimlerChrysler/Dodge      Durango                      O
DaimlerChrysler/Jeep       Grand Cherokee Limited       S                            A = Aspheric Glass
                                                                                     F = Flat Glass (unless otherwise indicated)
                                                                                     C = Convex Glass
-----------------------------------------------------------------------------------------------------------------------------------


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

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2000. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional development work.

         At the end of 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. Progress in developing this unique technology continued in 2000. However, achieving cost and performance criteria required for commercial product applications could still require many additional months of development efforts.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automotive manufacturers under the trademarks "Night Vision Safety(TM)" or NVS(R) Mirrors. In North America, the Company markets these products primarily through a direct sales force. The Company currently supplies NVS(R) Mirrors to General Motors Corporation and DaimlerChrysler AG (North America) under long-term agreements. During 2000, the Company negotiated a contract extension for inside mirrors with General Motors through the 2004 model year. The long-term supply agreement with DaimlerChrysler AG extends through the 2003 model year. The Company's exterior NVS(R) Mirror Sub-Assemblies are supplied to General Motors, Ford and DaimlerChrysler AG by means of sales to exterior mirror suppliers.

         During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors to Audi, Bavarian Motor Works, A.G. (BMW), Fiat, Jaguar, Land Rover, Mercedes-Benz, Opel, Porsche, Rolls Royce, Saab and Volkswagen.

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

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 83% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

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

         In recent years, the Company introduced further improvements to its line of smoke detectors/alarms, including submersibility to enhance maintenance, and a new design feature that permits greater ease in sensitivity testing. The Company offers the only detection device that may be completely submersed in water for cleaning purposes. This feature permits more effective and convenient cleaning of the product, thereby enhancing reliability. In addition, the patented sensitivity test feature permits the user to check the calibration of the least and most sensitive detection levels of the detector with the simple turn of a knob. The National Fire Protection Association's code requires that all single station smoke alarms installed in dwellings larger than 1-2 family must annually conduct this sensitivity test.

         In 1997, the Company introduced a new visual and audible signaling line. The visual (strobe) was designed to meet the Underwriters Laboratories standard without any loss of efficiency. This product draws one of the lowest amounts of current consumption in the industry. It is also available with the largest array of visual intensities offered to meet virtually all room sizes and configurations.

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

TRADEMARKS AND PATENTS

         The Company owns 7 trademarks and 76 U.S. patents, 73 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2002 and 2019. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

         The Company also owns 38 foreign patents, 36 of which relate to automotive rearview mirrors. These patents expire at various times between 2002 and 2018. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The remaining 3 U.S. patents and 2 foreign patents relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also has in process 135 U.S. patent applications, 109 foreign patent applications, and 6 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, two of which each account for 10% or more of the Company's annual sales: General Motors Corporation and DaimlerChrysler AG. The loss of either of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $74,503,000 and $68,976,000 at March 1, 2001 and 2000, respectively.

         At March 1, 2001, the Company had 1,590 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company operates out of four office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 130,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. An additional 128,000-square-foot office/manufacturing facility on this site was opened during 1996. The Company has expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000 to meet the Company's current and near term future automotive production needs.

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



NAME                      AGE                      POSITION                                    POSITION HELD SINCE
-------------------------------------------------------------------------------------------------------------------
Fred Bauer                 58              Chief Executive Officer                                  May 1986
Kenneth La Grand           60              Executive Vice President                                 September 1987
Dennis Alexejun            49              Vice President, North American Automotive Marketing      September 1998
John Carter                53              Vice President, Engineering / Mechanical                 June 1997
Enoch Jen                  49              Vice President-Finance, Treasurer                        February 1991

-------------------------------------------------------------------------------------------------------------------

         There are no family relationships among the officers listed in the preceding table.




                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market(R). As of March 1, 2001, there were 2,608 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.



                    YEAR         QUARTER                             HIGH              LOW
                  ------------------------------------------------------------------------
                  1999           First                               25 3/4          19 3/4
                                 Second                              34 7/8          20 1/2
                                 Third                               32 1/4          18
                                 Fourth                              29 1/16         16
                  2000           First                               39 7/8          24 3/4
                                 Second                              37 11/16        24 3/8
                                 Third                               30 1/16         20 1/2
                                 Fourth                              27 1/4          16 3/16



         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA




                                                   (in thousands except per share data)
-----------------------------------------------------------------------------------------------------------
                             2000              1999              1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Net Sales                   $297,421         $262,155          $222,292         $186,328          $148,708
Net Income                    70,544           64,864            50,307           35,230            23,963
----------------------------------------------------------------------------------------------------------
Earnings  Per Share*            0.93             0.86              0.68             0.49              0.34
----------------------------------------------------------------------------------------------------------
Total Assets                $428,129         $337,673          $254,890         $189,783          $140,378
----------------------------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                  $      -         $      -          $      -         $      -           $     -
----------------------------------------------------------------------------------------------------------

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

                                                     Percentage of Net Sales              Percentage Change
                                               ---------------------------------          -----------------
                                                   Year Ended December 31                 2000         1999
                                               ---------------------------------           to           to
                                                2000         1999         1998            1999         1998
                                                ----         ----         ----            ----         ----
Net Sales                                       100.0%       100.0%       100.0%           13.5%        17.9%
Cost of Goods Sold                               58.0         56.8         59.3            15.9         12.8
                                               ------       ------       ------          ------      -------
  Gross Profit                                   42.0         43.2         40.7            10.2         25.4
Operating Expenses:
  Research and Development                        5.7          5.2          5.0            22.9         25.2
  Selling, General and Administrative             5.9          5.4          5.4            25.5         16.5
                                               ------       ------       ------          ------      -------
     Total Operating Expenses                    11.6         10.6         10.4            24.2         20.7
                                               ------       ------       ------          ------      -------
  Operating Income                               30.4         32.6         30.3             5.7         27.0
Other Income                                      4.7          4.1          3.3            32.0         46.1
                                               ------       ------       ------          ------      -------
  Income Before Provision for  Income Taxes      35.1         36.7         33.6             8.6         28.9
Provision for Income Taxes                       11.4         12.0         11.0             8.4         28.7
                                               ------       ------       ------          ------      -------
  Net Income                                     23.7%        24.7%        22.6%            8.8%        28.9%
                                               ======       ======       ======          ======      =======



RESULTS OF OPERATIONS:  2000 TO 1999

         Net Sales. Automotive net sales increased by 14% and mirror shipments increased by 13%, from 5,960,000 to 6,757,000 units, primarily reflecting increased penetration on foreign 2000 and 2001 model year vehicles for interior and exterior electrochromic Night Vision Safety (NVS) Mirrors. North American unit shipments increased by 3%, while overseas unit shipments increased by 39% during 2000. Net sales of the Company's fire protection products increased 2%.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 57% to 58%, primarily reflecting automotive customer price reductions and the opening of a third automotive manufacturing facility, partially offset by engineering and purchasing cost reductions, improved exterior mirror element glass yields, and increased sales volume spread over fixed overhead expenses.

         Operating Expenses. Research and development expenses increased approximately $3,145,000, and increased from 5% to 6% of net sales, primarily due to additional staffing for new electronic and telematics product development. Selling, general and administrative expenses increased approximately $3,584,000, and increased from 5% to 6% of net sales, primarily reflecting additional staffing in Europe and Japan, including the opening of a new sales and engineering office in France, to support the Company's current and future overseas sales growth.
                                     -11-

         Other Income - Net. Investment income increased $4,899,000 in 2000, primarily due to higher investible fund balances and higher interest rates, and other income decreased $1,480,000 in 2000, primarily due to realized equity losses in 2000 compared to realized equity gains in 1999.

         Taxes. The provision for federal income taxes varied from the statutory rate in 2000 primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, and tax-exempt interest income.

         Net Income. Net income increased by 9%, primarily reflecting the increased sales level and investment income, partially offset by reduced gross and operating margins in 2000.

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

         The Company's current ratio increased from 8.4 in 1999, to 9.7 in 2000, primarily as a result of the increase in cash and cash equivalents generated from operations.

         Management considers the Company's working capital of approximately $170,865,000 and long-term investments of approximately $153,016,000 at December 31, 2000, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG (North America) and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, and the GM contract runs through the 2004 Model Year for inside mirrors.

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

         The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at carrying value ($000,000), which closely approximates fair value, and average interest rates are as follows:


                                                                                                        Total Balance
                                                                                                     as of December 31,
                                  2001         2002        2003        2004        2005             2000             1999
                                  -----------------------------------------------------         ----------------------------
U.S. Treasuries
  Amount                         $10.1        $48.9       $22.1         -           -              $81.1            $66.6
  Average Interest Rate              6%           6%          6%                                       6%               6%
Municipal
  Amount                         $12.7         $5.6       $ 2.4      $ .4           -              $21.1            $32.2
  Average Interest Rate*             4%           4%          4%        5%                             4%               4%
Other
  Amount                          $5.5         $4.7       $ 9.1      $2.4        $5.5              $27.2             $8.5
  Average Interest Rate              6%           7%          7%        7%          7%                 7%               6%
*After-tax


         Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.


ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and reports of independent auditors are filed with this report as pages 17 through 30 following the signature page:

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements


Selected quarterly financial data for the past two years appears in the following table:

                                            Quarterly Results of Operations
                                         (in thousands except per share data)

-------------------------------------------------------------------------------------------------------------------

                               First                Second                   Third                     Fourth
                          2000       1999       2000      1999           2000      1999           2000       1999
--------------------------------------------------------------------------------------------------------------------

Net Sales               $73,877    $65,618     $76,756    $66,889      $71,934    $64,146        $74,854    $65,502
Gross Profit             32,507     28,993      32,120     29,337       28,550     25,794         31,776     29,211
Operating Income         24,494     22,288      23,363     22,159       19,985     18,744         22,570     22,332
Net Income               18,550     16,710      18,360     16,537       15,854     14,444         17,780     17,174
Earnings Per Share*     $   .25    $   .22     $   .24    $   .22      $   .21    $   .19        $   .24    $   .23
-------------------------------------------------------------------------------------------------------------------

*Diluted


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.   Financial Statements.   See Item 8.

                  2. Financial Statements Schedules. None required or not applicable.

                  3.   Exhibits. See Exhibit Index located on page 31.


         (b) No reports on Form 8-K were filed during the three-month period ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 2, 2001             GENTEX CORPORATION
      ------------------



                                   By:  /s/ Fred Bauer
                                        ----------------------------------------
                                        Fred Bauer, Chairman and Principal
                                        Executive Officer

                                   and

                                        /s/ Enoch Jen
                                        ----------------------------------------
                                        Enoch Jen, Vice President-Finance and
                                        Principal Financial and Accounting
                                        Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 2nd day of March, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Kenneth La Grand, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Fred Bauer                                              Director
-----------------------------------------------------
Fred Bauer


/s/ Mickey E. Fouts                                         Director
-----------------------------------------------------
Mickey E. Fouts


/s/ Kenneth La Grand                                        Director
-----------------------------------------------------
Kenneth La Grand


/s/ Arlyn Lanting                                           Director
-----------------------------------------------------
Arlyn Lanting


/s/ John Mulder                                             Director
-----------------------------------------------------
John Mulder


/s/ Fred Sotok                                              Director
-----------------------------------------------------
Fred Sotok


                                                            Director
-----------------------------------------------------
Ted Thompson


/s/ Leo Weber                                               Director
-----------------------------------------------------
Leo Weber

                         REPORT OF INDEPENDENT AUDITORS


Gentex Corporation Board of Directors and Shareholders

         We have audited the accompanying consolidated balance sheets of GENTEX CORPORATION (a Michigan corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' investment and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended in conformity with accounting principles generally accepted in the United States.


                                         /s/  Ernst & Young  LLP


Grand Rapids, Michigan
January 18, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Gentex Corporation:

         We have audited the consolidated statements of income, shareholders' investment and cash flows of GENTEX CORPORATION (a Michigan corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Gentex Corporation and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                         /s/  Arthur Andersen LLP


Grand Rapids, Michigan
January 21, 1999

                       GENTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999


ASSETS
                                                        2000              1999
                                                        ----              ----

CURRENT ASSETS:
   Cash and cash equivalents                          $110,195,583       $69,227,972
   Short-term investments                               28,246,967        25,505,657
   Accounts receivable, less allowances
      of $350,000 and $325,000 in 2000 and 1999         35,614,669        30,633,501
   Inventories                                          12,087,513         9,975,178
   Prepaid expenses and other                            4,411,118         2,873,276
                                                      ------------     -------------

      Total current assets                             190,555,850       138,215,584


PLANT AND EQUIPMENT:
   Land, buildings and improvements                     40,400,929        26,844,317
   Machinery and equipment                              84,480,366        68,703,998
   Construction-in-process                               4,816,097        12,676,977
                                                      ------------     -------------
                                                       129,697,392       108,225,292
   Less-Accumulated depreciation
      and amortization                                 (47,777,724)      (36,887,239)
                                                      ------------     -------------

                                                        81,919,668        71,338,053


OTHER ASSETS:
   Long-term investments                               153,016,195       125,816,629
   Patents and other assets, net                         2,636,980         2,302,504
                                                      ------------     -------------
                                                       155,653,175       128,119,133
                                                      ------------     -------------

                                                      $428,128,693      $337,672,770
                                                      ============     =============

   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                        2000             1999
                                                        ----             ----
   CURRENT LIABILITIES:
      Accounts payable                                  $9,328,155       $8,288,327
      Accrued liabilities:
           Salaries, wages and vacation                  1,973,485        1,758,941
           Income taxes                                  1,805,500        1,215,735
           Royalties                                     3,684,822        2,582,522
           Other                                         2,899,290        2,624,686
                                                      ------------     ------------

                 Total current liabilities              19,691,252       16,470,211

   DEFERRED INCOME TAXES                                 6,333,880        4,151,143



   SHAREHOLDERS' INVESTMENT:

       Preferred stock, no par value,
           5,000,000 shares authorized; none
           issued or outstanding                                 -                -

       Common stock, par value $.06 per share;
            100,000,000 shares authorized                4,457,465        4,404,739
       Additional paid-in capital                       92,132,617       79,670,301
       Retained earnings                               303,213,652      232,669,586
       Deferred compensation                            (2,532,327)      (2,070,639)
       Unrealized gain on investments                    4,874,928        2,366,637
       Cumulative translation adjustment                   (42,774)          10,792
                                                      ------------     ------------
                Total shareholders' investment         402,103,561      317,051,416
                                                      ------------     ------------

                                                      $428,128,693     $337,672,770
                                                      ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                              2000                 1999                1998
                                                              ----                 ----                ----

NET SALES                                                   $297,420,802        $262,155,498         $222,292,053

COST OF GOODS SOLD                                           172,467,846         148,820,129          131,900,585
                                                           -------------       -------------       --------------

   Gross profit                                              124,952,956         113,335,369           90,391,468

OPERATING EXPENSES:
   Research and development                                   16,900,659          13,755,318           10,983,514
   Selling, general and administrative                        17,641,306          14,057,560           12,065,141
                                                           -------------       -------------       --------------

       Total operating expenses                               34,541,965          27,812,878           23,048,655
                                                           -------------       -------------       --------------

   Operating income                                           90,410,991          85,522,491           67,342,813

OTHER INCOME:
   Interest and dividend income                               13,358,636           8,459,607            5,890,612
   Other, net                                                    753,439           2,233,658            1,429,705
                                                           -------------       -------------       --------------

       Total other income                                     14,112,075          10,693,265            7,320,317
                                                           -------------       -------------       --------------

   Income before provision
     for income taxes                                        104,523,066          96,215,756           74,663,130

PROVISION FOR INCOME TAXES                                    33,979,000          31,352,000           24,356,000
                                                           -------------       -------------       --------------

NET INCOME                                                   $70,544,066         $64,863,756          $50,307,130
                                                           =============       =============       ==============

EARNINGS PER SHARE:
 Basic                                                          $   0.95            $   0.89             $   0.70
                                                           =============       =============       ==============
 Diluted                                                        $   0.93            $   0.86             $   0.68
                                                           =============       =============       ==============




  The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                           Common Stock          Additional
                                                           ------------            Paid-In       Comprehensive    Retained
                                                     Shares          Amount        Capital          Income        Earnings
                                                     ------          ------        -------          ------        --------


BALANCE AS OF DECEMBER 31, 1997                    35,399,147    $ 2,123,949    $ 53,654,663                  $ 117,498,700

Issuance of common stock and the tax benefit
  of stock plan transactions                        1,023,593         61,416      13,371,605              -               -
Amortization of deferred compensation                       -              -               -              -               -
Stock split                                        35,836,177      2,150,170      (2,150,170)             -               -
Comprehensive Income:
  Net income                                                -              -               -    $50,307,130      50,307,130

  Other comprehensive income:
     Foreign currency translation adjustment                -              -               -         58,177               -
     Unrealized gain on investments                         -              -               -        423,200               -
                                                                                               ------------
          Other comprehensive income                        -              -               -        481,377               -
                                                                                               ------------
               Comprehensive income                         -              -               -    $50,788,507               -
                                                 ------------    -----------    ------------   ============    ------------

BALANCE AS OF DECEMBER 31, 1998                    72,258,917      4,335,535      64,876,098                    167,805,830

Issuance of common stock and the tax benefit
  of stock plan transactions                        1,153,399         69,204      14,794,203              -               -
Amortization of deferred compensation                       -              -               -              -               -
Comprehensive Income:
  Net income                                                -              -               -    $64,863,756      64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment                -              -               -        (26,505)              -
     Unrealized gain on investments                         -              -               -        359,069               -
                                                                                               ------------
          Other comprehensive income                        -              -               -        332,564               -
                                                                                               ------------
               Comprehensive income                         -              -               -    $65,196,320               -
                                                 ------------    -----------    ------------   ============    ------------

BALANCE AS OF DECEMBER 31, 1999                    73,412,316      4,404,739      79,670,301                    232,669,586


Issuance of common stock and the tax benefit
  of stock plan transactions                          878,766         52,726      12,462,316                              -
Amortization of deferred compensation                       -              -               -                              -
Comprehensive Income:
  Net income                                                -              -               -    $70,544,066      70,544,066
  Other comprehensive income:
     Foreign currency translation adjustment                -              -               -        (53,566)              -
     Unrealized gain on investments                         -              -               -      2,508,291               -
                                                                                               ------------
          Other comprehensive income                        -              -               -      2,454,725               -
                                                                                               ------------
               Comprehensive income                         -              -               -    $72,998,791               -
                                                 ------------    -----------    ------------   ============    ------------

BALANCE AS OF DECEMBER 31, 2000                    74,291,082     $4,457,465     $92,132,617                   $303,213,652
                                                 ============    ===========    ============                   ============




                                                                         Accumulated
                                                                            Other          Total
                                                         Deferred       Comprehensive  Shareholders'
                                                       Compensation        Income       Investment
                                                       ------------        ------       ----------


BALANCE AS OF DECEMBER 31, 1997                         ($1,635,623)   $ 1,563,488    $ 173,205,177

Issuance of common stock and the tax benefit
  of stock plan transactions                               (990,218)             -       12,442,803
Amortization of deferred compensation                       571,731              -          571,731
Stock split                                                       -              -                -
Comprehensive Income:
  Net income                                                      -              -       50,307,130

  Other comprehensive income:
     Foreign currency translation adjustment                      -              -                -
     Unrealized gain on investments                               -              -                -

          Other comprehensive income                              -        481,377          481,377

               Comprehensive income                               -              -                -
                                                        -----------     ----------     ------------

BALANCE AS OF DECEMBER 31, 1998                          (2,054,110)     2,044,865      237,008,218

Issuance of common stock and the tax benefit
  of stock plan transactions                               (759,504)             -       14,103,903
Amortization of deferred compensation                       742,975              -          742,975
Comprehensive Income:
  Net income                                                      -              -       64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment                      -              -                -
     Unrealized gain on investments                               -              -                -

          Other comprehensive income                              -        332,564          332,564

               Comprehensive income                               -              -                -
                                                        -----------     ----------     ------------

BALANCE AS OF DECEMBER 31, 1999                          (2,070,639)     2,377,429      317,051,416


Issuance of common stock and the tax benefit
  of stock plan transactions                             (1,269,959)             -       11,245,083
Amortization of deferred compensation                       808,271              -          808,271
Comprehensive Income:
  Net income                                                      -              -       70,544,066
  Other comprehensive income:
     Foreign currency translation adjustment                      -              -                -
     Unrealized gain on investments                               -              -                -

          Other comprehensive income                              -      2,454,725        2,454,725

               Comprehensive income                               -              -                -
                                                        -----------     ----------     ------------

BALANCE AS OF DECEMBER 31, 2000                         $(2,532,327)    $4,832,154     $402,103,561
                                                        ===========     ==========     ============




The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                          2000              1999                1998
                                                                    -----------------  ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  70,544,066     $  64,863,756       $  50,307,130
  Adjustments to reconcile net income to net
     cash provided by operating activities-
        Depreciation and amortization                                     11,334,104         9,656,700           7,522,521
        (Gain) loss on disposal of equipment                                   5,026          (112,252)            111,218
        Gain on sale of investments                                       (1,443,772)       (2,580,397)         (1,557,458)
        Loss on sale of investments                                        2,068,229         1,068,288             620,098
        Deferred income taxes                                                497,162           719,999             456,474
        Amortization of deferred compensation                                808,271           742,975             571,731
        Change in operating assets and liabilities:
          Accounts receivable, net                                        (4,981,168)         (376,706)         (5,741,270)
          Inventories                                                     (2,112,335)       (1,248,758)             61,269
          Prepaid expenses and other                                      (1,202,885)         (358,346)           (463,089)
          Accounts payable                                                 1,039,828           685,394          (1,157,323)
          Accrued liabilities                                              2,181,213           937,927           1,412,989
                                                                       -------------     -------------       -------------
             Net cash provided by
               operating activities                                       78,737,739        73,998,580          52,144,290
                                                                       -------------     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Activity in Held-To-Maturity Securities
    Sales Proceeds                                                           952,230                 -                   -
    Maturities and Calls                                                  23,160,550        22,755,000          12,366,000
    Purchases                                                            (23,558,062)       (8,753,236)         (8,333,178)
  Activity in Available-For-Sale Securities
    Sales Proceeds                                                         7,023,476         9,431,697           5,028,187
    Purchases                                                            (34,284,618)      (69,912,210)        (25,597,708)
  Plant and equipment additions                                          (21,617,088)      (21,968,447)        (24,596,224)
  Proceeds from sale of plant and equipment                                   51,200           516,184              52,615
  Increase in other assets                                                  (742,899)         (971,246)           (247,685)
                                                                       -------------     -------------        ------------
                Net cash used for
                 investing activities                                    (49,015,211)      (68,902,258)        (41,327,993)
                                                                       -------------     -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock and tax benefit of
    stock plan transactions                                               11,245,083        14,103,903          12,442,803
                                                                       -------------     -------------        ------------
                Net cash provided by
                 financing activities                                     11,245,083        14,103,903          12,442,803
                                                                       -------------     -------------        ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                        40,967,611        19,200,225          23,259,100

CASH AND CASH EQUIVALENTS,
  beginning of year                                                       69,227,972        50,027,747          26,768,647
                                                                       -------------     -------------        ------------

CASH AND CASH EQUIVALENTS,
  end of year                                                          $ 110,195,583     $  69,227,972        $ 50,027,747
                                                                       =============     =============        ============



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

     Investments

     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 2000 and 1999:



         2000                           Cost                  Gains                 Losses           Market Value
         ----------------------------------------------------------------------------------------------------------
             U.S. Treasuries        $  80,010,620           $ 1,109,708          $     (5,062)       $   81,115,266
             Municipal                 21,070,646                51,298               (29,381)           21,092,563
             Other Fixed               27,095,719               175,666               (39,377)           27,232,008
             Equity                    45,586,289             7,130,465              (735,222)           51,981,532
                                    -------------           -----------          ------------        --------------
                                    $ 173,763,274           $ 8,467,137          $   (809,042)         $181,421,369
                                    =============           ===========          ============          ============

         1999
         ----
             U.S. Treasuries        $  66,970,652           $    66,356          $   (483,687)       $   66,553,321
             Municipal                 32,175,393                73,203              (140,288)           32,108,308
             Other Fixed                8,540,658                 -                   (80,997)            8,459,661
             Equity                    39,994,603             4,841,445              (783,134)           44,052,914
                                    -------------           -----------          ------------        --------------
                                    $ 147,681,306           $ 4,981,004          $ (1,488,106)       $  151,174,204
                                    =============           ===========          ============        ==============

     Fixed income securities, excluding U.S. Treasuries, are considered held to maturity and, accordingly, are carried at amortized cost. Equity securities and U.S. Treasuries are available for sale, which are recorded at market value. Held to maturity securities as of December 31, 2000, have contractual maturities as follows:




              Due within one year                  $18,140,332
              Due between one and five years       $29,736,354
              Due over five years                  $   289,679


     During 2000, the Company sold approximately $947,000 of securities classified as held to maturity for $952,000. The decision to sell these securities was based on deterioration in the credit worthiness of the issuer.


     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2000 and 1999:


                                                  2000                 1999
                                                  ----                 ----
                  Raw materials               $  7,362,544        $  4,910,081
                  Work-in-process                1,488,326           1,194,632
                  Finished goods                 3,236,643           3,870,465
                                              ------------        ------------
                                               $12,087,513        $ 9,975,178
                                              ============        ============

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Plant and Equipment

     Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

     Patents

     The Company's policy is to capitalize costs incurred to obtain and defend patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $2,095,000 and $4,961,000 at December 31, 2000 and 1999, respectively. In 2000, fully amortized patents with an original cost of approximately $3,200,000 were written off. Patent amortization expense was approximately $355,000, $71,000, and $211,000 in 2000, 1999, and 1998, respectively.

     Revenue Recognition

     The Company's revenue is generated primarily from sales of its products.
        Sales are recognized when the product is shipped and legal title has passed to the customer.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $932,000, $808,000, and $640,000 in 2000, 1999, and
        1998, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $3,182,000, $2,535,000, and $2,165,000 in
        2000, 1999, and 1998, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:



                                                                            2000              1999            1998
                                                                            ----              ----            ----
     Numerators:
        Numerator for both basic and diluted EPS, net income           $  70,544,066     $ 64,863,756       $50,307,130

     Denominators:
       Denominator for basic EPS,
       weighted-average common shares outstanding                         73,941,256       72,999,601        71,611,401
       Potentially dilutive shares resulting from stock option plans       1,576,877        1,996,713         2,005,319
                                                                       -------------     ------------       -----------
       Denominator for diluted EPS                                        75,518,133       74,996,314        73,616,720
                                                                       =============     ============       ===========


     For the years ended December 31, 2000, 1999, and 1998, 373,865, 101,897 and 319,723 shares related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Other Comprehensive Income

     Statement of Financial Accounting Standards No. 130: "Reporting
        Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. The changes in the components of other comprehensive income (loss) are as follows:



                                                                     Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                               2000                               1999                            1998
                                    ---------------------------        --------------------------         ----------------------
                                     Pre-Tax          Tax Exp.           Pre-Tax         Tax Exp.          Pre-Tax
                                      Amount           (Credit)          Amount          (Credit)          Amount        Tax Exp.
                                      ------          ---------          ------          --------          ------        --------
     Unrealized Gain
       on Securities                 $3,858,909     $1,350,618            $552,415       $193,346         $ 651,075      $227,875

     Foreign Currency
       Translation Adjustments          (82,409)       (28,843)            (40,777)       (14,272)           89,503        31,326
                                     ----------     ----------            --------       --------         ---------      --------

     Other Comprehensive
        Income                       $3,776,500     $1,321,775            $511,638       $179,074         $ 740,578      $259,201
                                     ==========     ==========            ========       ========         =========      ========



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

    Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Standards
     In June 1998 and June 2000, the Financial Accounting Standards Board issued
        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133", respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. The Company is required to and will adopt these pronouncements in the first quarter of fiscal 2001 and expects adoption to have minimal effect on its consolidated results of operations, financial position and financial disclosures.

     As of December 31, 2000, the Company has not entered into any significant derivative or other off-balance-sheet financing arrangements.

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2000 or 1999. No compensating balances are required under this line.

(3)  INCOME TAXES

     The provision for income taxes is based on the earnings reported in the accompanying consolidated financial statements. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(3)  INCOME TAXES, continued

        included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.

     The components of the provision for income taxes are as follows:



                                                      2000                       1999                      1998
                                                  ------------              ------------                -----------
         Currently payable:
            Federal                                $33,417,000               $30,173,000                $23,900,000
            State                                       65,000                   459,000                -
                                                   -----------               -----------                -----------
            Total                                   33,482,000                30,632,000                 23,900,000
                                                   -----------               -----------                -----------
         Net deferred:
           Federal                                     497,000                   720,000                    456,000
                                                   -----------               -----------                -----------
         Provision for income taxes                $33,979,000               $31,352,000                $24,356,000
                                                   ===========               ===========                ===========

    The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $4,878,000, $6,415,000, and $4,227,000, in 2000, 1999, and 1998,
        respectively.

    The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                                     2000             1999              1998
                                                                     ----             ----              ----
        Statutory federal income tax rate                            35.0%            35.0%             35.0%
        State income taxes, net of federal income tax benefit         0.1              0.2               -
        Foreign Sales Corporation exempted income                    (2.0)            (1.5)             (1.3)
        Tax-exempt investment income                                 (0.4)            (0.6)             (0.8)
        Other                                                        (0.2)            (0.5)             (0.3)
                                                                     ----             ----              ----
        Effective income tax rate                                    32.5%            32.6%             32.6%
                                                                     ====             ====              ====

        The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                              2000                                 1999
                                                   -----------------------------      -------------------------------
                                                     Current         Non-Current         Current         Non-Current
                                                   -----------       -----------        ---------        ------------
        Assets:
           Accruals not currently deductible      $    969,589       $   262,203       $  762,951       $   249,603
           Deferred compensation                             -           635,326                -           587,122
           Other                                     1,109,233            11,880        1,002,721            23,355
                                                   -----------       -----------        ---------       -----------
            Total deferred tax assets                2,078,822           909,409        1,765,672           860,080

        Liabilities:
           Excess tax over book depreciation                 -        (4,257,983)               -        (3,395,195)
           Patent costs                                      -          (360,345)               -          (341,685)
           Unrealized gain/loss on investments               -        (2,624,961)               -        (1,274,343)
           Other                                      (193,242)              -           (215,049)                -
                                                   -----------       -----------       ----------       -----------
           Net deferred taxes                       $1,885,580       $(6,333,880)      $1,550,623       $(4,151,143)
                                                    ==========       ===========       ==========       ===========



        Income taxes paid in cash were approximately $28,302,000, $26,530,000, and $18,815,000 in 2000, 1999, and 1998, respectively.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2000, 1999, and 1998, the Company's contributions were approximately $620,000, $526,000, and $378,000, respectively.

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

(6)  STOCK-BASED COMPENSATION PLANS

    The Company has three stock option plans, including two employee stock option plans ("Employee Plans") and a non-employee directors stock option plan ("Director Plan"), and an employee stock purchase plan. The Company accounts for these plans in accordance with APB Opinion No. 25, as amended by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:



                                                       2000                      1999                    1998
                                                       ----                      ----                    ----
        Net Income:           As Reported         $ 70,544,066              $ 64,863,756               $ 50,307,130
                              Pro Forma             64,500,375                60,394,893                 46,098,379

        EPS (diluted):        As Reported         $      0.93               $       0.86               $       0.68
                              Pro Forma                  0.85                       0.81                       0.63


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The Company may sell up to 1,600,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 47,023 shares, 50,550 shares, and 61,748 shares in 2000, 1999, and 1998, respectively, and has sold a total of 471,715 shares through December 31, 2000. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2000 was approximately $22.

    The Company may grant options for up to 9,000,000 shares under the Employee
        Plans. The Company has granted options on 5,470,900 shares through December 31, 2000. Under the Plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

      A summary of the status of the Company's employee stock option plans at December 31, 2000, 1999, and 1998, and changes during the years then ended is presented in the table and narrative below:



                                                     2000                        1999                      1998
                                                -----------------        -------------------        ------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year        3,807   $  13              4,145  $   10             4,706    $    7
        Granted                                   887      27                774      25               761        17
        Exercised                                (753)      7             (1,055)      6            (1,267)        6
        Forfeited                                 (40)     20                (57)     13               (55)       10
        Expired                                     -       -                  -       -                 -         -
                                               ------   -----             ------  ------            ------    ------
        Outstanding at End of Year              3,901      18              3,807      13             4,145        10
                                               ------   -----             ------  ------            ------    ------
        Exercisable at End of Year              1,736      12              1,660       9             1,782         7
        Weighted Avg. Fair Value
           of Options Granted                           $  13                     $   12                      $    8


     Options Outstanding and Exercisable by Price Range As of December 31, 2000



                                                                                                      Options Exercisable
                                      Options Outstanding                                      ---------------------------------
           ------------------------------------------------------------------------------        Shares       Weighted-Average
              Range of          Shares  Outstanding       Remaining       Weighted-Average      Exercisable        Exercise
           Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
           ---------------          -----------       ----------------     --------------      -----------           -----
             $ 1 - $10                   810                 1                   $ 8                   728            $ 8
             $11 - $20                 1,669                 3                    15                   851             13
             $21 - $37                 1,422                 5                    27                   157             25
                                       -----                --                   ---                ------            ---
             Total                     3,901                 3                    18                 1,736             12

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 4.8, 5.9, and 5.1 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 5 years, 5 years and 6 years; expected volatility of 54, 52, and 43 percent.

    The Company may grant options for up to 2,000,000 shares under the Director
        Plan. The Company has granted options on 1,099,590 shares through December 31, 2000. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

      A summary of the status of the Director Plan at December 31, 2000, 1999, and 1998, and changes during the years then ended is presented in the table and narrative below:

                                                     2000                        1999                      1998
                                                -----------------        -------------------        ------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex price         (000)    Ex price          (000)    Ex price
                                                 -----    --------         -----    --------          -----    --------
        Outstanding at Beginning of Year          500     $  7               512    $  6               548     $   5
        Granted                                    24       30                20      29                40        17
        Exercised                                 (32)       1               (16)      1               (76)        2
        Expired                                   (16)       1               (16)      1                 -         -
                                                ------    ----             -----    ----             -----     -----
        Outstanding at End of Year                476        9               500       7               512         6
                                                ------    ----             -----    ----             -----     -----
        Exercisable at End of Year                472        9               500       7               512         6
        Weighted Avg. Fair Value
           of Options Granted                             $ 21                      $ 19                       $  11


                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

     Options Outstanding and Exercisable by Price Range As Of December 31, 2000



                                                                                                   Options  Exercisable
                                       Option  Outstanding                                    ---------------------------------
          --------------------------------------------------------------------------------        Shares       Weighted-Average
              Range of          Shares Outstanding        Remaining       Weighted-Average      Exercisable        Exercise
               Prices                 (000)           Contractual Life     Exercise Price         (000)              Price
           ---------------         -----------        ----------------     --------------     -----------            -----
              $ 1 - $10                392                   3                 $  5                  392            $  5
              $11 - $31                 84                   8                   24                   80              24
                                     -----                 ---                 ----                -----            ----
                                       476                   4                    9                  472               9



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 5.0, 5.6, and 5.7 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 9, 9, and 5 years; expected volatility of 54, 52, and 43 percent.

    The Company has a restricted stock plan covering 1,600,000 shares of common stock, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2000, 1999, and 1998, 47,800, 31,600, and
        64,200 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $18.75 to $37.625 in 2000, $20.72 to $33.063 in 1999, and $14.032 to $19.813 in 1998. The
        related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.


(7)  STOCK SPLITS

     On May 21, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on June 5, 1998. The stock split increased the number of shares of common stock then outstanding from 35,836,177 to 71,672,354.

     Earnings per share and all share data have been restated in all periods prior to the date of the split.



(8)  CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.



(9)  SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131: "Disclosures About
        Segments of an Enterprise and Related Information" (SFAS No. 131) requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(9)  SEGMENT REPORTING, continued



                                                      2000                       1999                      1998
                                                  ------------              ------------                -----------

     Revenue:
         Automotive Products
            U.S.                                 $ 154,972,098             $ 151,222,877               $127,588,319
            Germany                                 60,754,241                47,870,761                 46,009,639
            Other                                   60,127,795                41,979,787                 28,518,734
         Fire Protection Products                   21,566,668                21,082,073                 20,175,361
                                                 -------------             -------------               ------------
         Total                                    $297,420,802             $ 262,155,498               $222,292,053
                                                 =============             =============               ============

     Operating Income:
         Automotive Products                     $  86,218,950             $  81,757,998               $ 63,718,817
         Fire Protection Products                    4,192,041                 3,764,493                  3,623,996
                                                 -------------             -------------               ------------
         Total                                   $  90,410,991             $  85,522,491               $ 67,342,813
                                                 =============             =============               ============

     Assets:
         Automotive Products                     $ 119,720,400             $ 101,257,610               $ 89,252,971
         Fire Protection Products                    4,396,643                 4,353,082                  3,864,138
         Other                                     304,011,650               232,062,078                161,772,449
                                                 -------------             -------------               ------------
         Total                                   $ 428,128,693             $ 337,672,770               $254,889,558
                                                 =============             =============               ============

     Depreciation & Amortization:
         Automotive Products                     $  10,349,325             $   8,645,455               $  6,658,551
         Fire Protection Products                      315,018                   323,477                    314,522
         Other                                         669,761                   687,768                    549,448
                                                 -------------             -------------               ------------
         Total                                   $  11,334,104             $   9,656,700               $  7,522,521
                                                 =============             =============               ============

     Capital Expenditures:
         Automotive Products                     $  21,084,629             $  19,279,715               $ 19,595,844
         Fire Protection Products                      192,222                   322,962                    209,867
         Other                                         340,237                 2,365,770                  4,790,513
                                                 -------------             -------------               ------------
         Total                                   $  21,617,088             $  21,968,447               $ 24,596,224
                                                 =============             =============               ============


     Other assets are principally cash, investments, deferred income taxes, and corporate fixed assets.

     Automotive Products revenues in the "Other" category are sales to U.S. automotive manufacturing plants in Canada, Mexico and other foreign automotive customers, primarily located in Japan.. All non-U.S. sales are invoiced and paid in U.S. dollars.

     During the years presented, the Company had three automotive customers which individually accounted for 10% or more of net sales as follows:



                                                        Customer
                                         -----------------------------------------

                                           #1                #2                #3
                                           --                --                --
                         2000              40%               20%                *
                         1999              44%               22%               11%
                         1998              43%               25%               11%

                           *Less than 10%

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

3(b)(1) Registrant's Bylaws as amended and restated August 18, 2000, were filed as Exhibit 3(b)(1) to Registrant's Report on Form 10-Q dated October 27, 2000, and the same is hereby incorporated herein by reference.

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



*Indicates a compensatory plan or arrangement.