Form 10-Q
period 2001-03-31
GENTEX CORP
filed 2001-04-27
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR
(   )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR
       THE TRANSITION PERIOD FROM             TO
                                  -----------    ------------


COMMISSION FILE NO. 0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                  38-2030505
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


   600 N. CENTENNIAL, ZEELAND, MICHIGAN                   49464
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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
                   Class                            at April 18, 2001
                   -----                            -----------------
       Common Stock, $0.06 Par Value                   74,563,503


                        Exhibit Index located at page 10

PART I.  FINANCIAL INFORMATION



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At March 31, 2001 and December 31, 2000


                                                              ASSETS
                                                              ------           March 31, 2001             December 31, 2000
                                                                               --------------             -----------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $126,507,217                $110,195,583
   Short-term investments                                                         37,096,759                  28,246,967
   Accounts receivable, net                                                       37,681,379                  35,614,669
   Inventories                                                                    11,828,690                  12,087,513
   Prepaid expenses and other                                                      5,930,579                   4,411,118
                                                                                ------------                ------------

      Total current assets                                                       219,044,624                 190,555,850

PLANT AND EQUIPMENT - NET                                                         94,037,912                  81,919,668

OTHER ASSETS
   Long-term investments                                                         142,559,190                 153,016,195
   Patents and other assets, net                                                   2,771,897                   2,636,980
                                                                                ------------                ------------

      Total other assets                                                         145,331,087                 155,653,175
                                                                                ------------                ------------

Total assets                                                                    $458,413,623                $428,128,693
                                                                                ============                ============



                                              LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                              ----------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                             $ 12,773,051                $  9,328,155
   Accrued liabilities                                                            20,230,247                  10,363,097
                                                                                ------------                ------------

      Total current liabilities                                                   33,003,298                  19,691,252

DEFERRED INCOME TAXES                                                              4,827,924                   6,333,880

SHAREHOLDERS' INVESTMENT
   Common stock                                                                    4,473,810                   4,457,465
   Additional paid-in capital                                                     96,075,539                  92,132,617
   Other shareholders' equity                                                    320,033,052                 305,513,479
                                                                                ------------                ------------

      Total shareholders' investment                                             420,582,401                 402,103,561
                                                                                ------------                ------------

Total liabilities and
   shareholders' investment                                                     $458,413,623                $428,128,693
                                                                                ============                ============




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 2001 and 2000


                                                                       2001                2000
                                                                  ---------------     ---------------

NET SALES                                                          $79,396,806         $73,876,538

COST OF GOODS SOLD                                                  47,671,157          41,369,621
                                                                   -----------         -----------


      Gross profit                                                  31,725,649          32,506,917


OPERATING EXPENSES:
   Research and development                                          4,900,810           3,873,935
   Selling, general
      & administrative                                               4,924,088           4,139,139
                                                                   -----------         -----------

      Total operating expenses                                       9,824,898           8,013,074
                                                                   -----------         -----------

      Operating income                                              21,900,751          24,493,843


OTHER INCOME:
   Interest and dividend income                                      3,654,576           2,676,282
   Other, net                                                            4,633             278,909
                                                                   -----------         -----------

      Total other income                                             3,659,209           2,955,191
                                                                   -----------         -----------

      Income before provision
         for federal income taxes                                   25,559,960          27,449,034

PROVISION FOR FEDERAL INCOME TAXES                                   8,307,000           8,899,000
                                                                   -----------         -----------


NET INCOME                                                         $17,252,960         $18,550,034
                                                                   ===========         ===========

Earnings Per Share:
  Basic                                                            $      0.23         $      0.25
  Diluted                                                          $      0.23         $      0.25

Weighted Average Shares:
  Basic                                                             74,375,407          73,521,804
  Diluted                                                           75,555,508          75,617,308



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2001 and 2000



                                                                                 2001               2000
                                                                           -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  17,252,960       $  18,550,034
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                          3,764,949           2,722,208
         (Gain) loss on disposal of equipment                                     171,665              (3,142)
         Deferred income taxes                                                   (135,991)            (36,213)
         Amortization of deferred compensation                                    218,686             183,090
         Change in operating assets and liabilities:
            Accounts receivable, net                                           (2,066,710)         (9,326,628)
            Inventories                                                           258,823            (415,710)
            Prepaid expenses and other                                         (1,537,453)          1,070,609
            Accounts payable                                                    3,444,896           1,635,873
            Accrued liabilities                                                 9,867,150           9,090,260
                                                                            -------------       -------------
              Net cash provided by
                 operating activities                                          31,238,975          23,470,381
                                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                               (8,849,792)          1,408,548
   Plant and equipment additions                                              (17,248,034)         (8,069,857)
   Proceeds from sale of plant and equipment                                    1,214,285               3,700
   (Increase) decrease in long-term investments                                 6,594,225          (5,280,473)
   (Increase) decrease in other assets                                           (134,793)             55,733
                                                                            -------------       -------------
              Net cash used for
                 investing activities                                         (18,424,109)        (11,882,349)
                                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                    3,496,768           5,958,373
                                                                            -------------       -------------
              Net cash provided by
                 financing activities                                           3,496,768           5,958,373
                                                                            -------------       -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                            16,311,634          17,546,405

CASH AND CASH EQUIVALENTS,
   beginning of period                                                        110,195,583          69,227,972
                                                                            -------------       -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                            $ 126,507,217       $  86,774,377
                                                                            =============       =============




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2000 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2001, and December 31, 2000, and the results of operations and cash flows for the interim periods presented.

     In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Adoption of these pronouncements on January 1, 2001 had minimal effect on the Company's consolidated results of operations, financial position and financial disclosures.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                                       March 31, 2001                    December 31, 2000
                                                       --------------                    -----------------
                  Raw materials                         $ 7,116,666                      $  7,362,544
                  Work-in-process                         1,391,407                         1,488,326
                  Finished goods                          3,320,617                         3,236,643
                                                        -----------                       -----------
                                                        $11,828,690                       $12,087,513
                                                        ===========                       ===========


(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                                       March 31, 2001                     March 31, 2000
                                                       --------------                     --------------
              Quarter Ended                             $14,763,386                         $19,599,821


(5) The increase in common stock and additional paid-in capital during the quarter ended March 31, 2001, is attributable to the issuance of 266,421 shares of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:


                                                      Quarter Ended March 31,
                                                      -----------------------
              Revenue:                               2001                2000
                                                     ----                ----
           Automotive Products                     $74,119,197         $68,761,212
           Fire Protection Products                  5,277,609           5,115,326
                                                   -----------         -----------
           Total                                   $79,396,806         $73,876,538
                                                   ===========         ===========

         Operating Income:
           Automotive Products                     $21,006,969         $23,633,033
           Fire Protection Products                    893,782             860,810
                                                   -----------         -----------
           Total                                   $21,900,751         $24,493,843
                                                   ===========         ===========

                                       -5-

                       GENTEX CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           FIRST QUARTER 2001 VERSUS FIRST QUARTER 2000

           Net Sales. Net sales for the first quarter of 2001 increased by approximately $5,520,000, or 7%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by 8% as automatic mirror unit shipments increased by 7% from approximately 1,733,000 in the first quarter of 2000 to 1,850,000 in the current quarter. This increase reflected increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2001 model year vehicles manufactured overseas. Shipments to customers in North America decreased by 9%, primarily due to reduced North American automotive production schedules. Mirror unit shipments to automotive customers outside North America increased by 37% compared with the first quarter in 2000, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 3%, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 56% in the first quarter of 2000 to 60% in the first quarter of 2001. This increased percentage primarily reflected customer price reductions, changes in product mix, and the continued ramp-up of the Company's third automotive supply manufacturing facility.

           Operating Expenses. Research and development expenses increased approximately $1,027,000, and increased from 5% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $785,000, but remained unchanged at 6% of net sales, when compared with the first quarter of 2000. This increased expense primarily reflected the expansion of the Company's overseas sales and engineering offices.

           Other Income - Net. Other income increased by approximately $704,000 when compared with the first quarter of 2000, primarily due to higher interest rates and investable fund balances, partially offset by lower realized gains on the sale of equity investments.

           FINANCIAL CONDITION:

           Management considers the Company's working capital and long-term investments totaling approximately $328,601,000 at March 31, 2001, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

           TRENDS AND DEVELOPMENTS:

           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2000 10-K report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CONTINUED

           TRENDS AND DEVELOPMENTS - CONTINUED:

           The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, while the GM contract is through the 2004 Model Year for inside mirrors.

           The Board of Directors of the Company approved an Amended and Restated Shareholder Protection Rights Plan that became effective March 29, 2001. This Plan amends and restates a plan adopted in 1991. The Plan Agreement is filed as Exhibit 4(b) to this filing.



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

PART II. OTHER INFORMATION




         Item 6. Exhibits and Reports on Form 8-K

                 (a)  See Exhibit Index on Page 10.

                 (b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENTEX CORPORATION



     Date:     4/27/01                        /s/ Fred T. Bauer
          ------------------------------      ---------------------------------
                                              Fred T. Bauer
                                              Chairman and Chief
                                              Executive Officer



     Date:    4/27/01                         /s/ Enoch C. Jen
         -------------------------------      ---------------------------------
                                              Enoch C. Jen
                                              Vice President - Finance,
                                              Principal Financial and
                                              Accounting Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION                           PAGE
-----------                         -----------                           ----
3(a)(1)     Registrant's Articles of Incorporation were filed in 1981
            as Exhibit 2(a) to a Registration Statement on Form S-18 (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as Exhibit 3(a)(1) to Registrant's
            Report on Form 10-Q in August of 1987, an additional
            Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March 10, 1992, an Amendment to Articles of Incorporation, adopted on May 9,
            1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and an Amendment to
            Articles of Incorporation, adopted on May 21, 1998, was filed as Exhibit 3(a)(2) to Registrant's Report on Form
            10-Q dated July 30, 1998, all of which are hereby incorporated herein be reference.

3(b)(1) Registrant's Bylaws as amended and restated August 18, 2000, were filed on Exhibit 3(b)(1) to Registrant's Report on Form 10-Q dated October 27, 2000, and the same is hereby incorporated herein by reference.

4(a) A specimen form of certificate for the Registrant's common stock, par value $.06 per share, was filed as part of a Registration Statement on Form S-18 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)        Amended and Restated Shareholder Protection Rights
            Agreement, dated as of March 29, 2001, including as Exhibit
            A the form of Certificate of Adoption of Resolution
            Establishing Series of Shares of Junior Participating
            Preferred Stock of the Company, and as Exhibit B the form
            of Rights Certificate and of Election to Exercise.              12

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

*10(b)(2)   Gentex Corporation Second Restricted Stock Plan.                46

EXHIBIT NO.                         DESCRIPTION                           PAGE
-----------                         -----------                           ----
*10(b)(3)   Gentex Corporation Non-Employee Director Stock Option Plan
            (as amended and restated, effective March 7, 1997), was filed as Exhibit 10(b)(4) to Registrant's Report on Form
            10-K dated March 7, 1997, and the same is incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration Statement on Form S-2 (Registration No.
            33-30353) as Exhibit 10(k) and the same is hereby incorporated herein by reference.
















           ----------------------------------------------------------






*Indicates a compensatory plan or arrangement.