Form 10-Q
period 2001-06-30
GENTEX CORP
filed 2001-07-27
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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

           Yes       x                     No
               -------------                  -------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes                             No
               -------------                  -------------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
              Class                               at July 18, 2001
              -----                                ----------------
    Common Stock, $0.06 Par Value                    74,821,010


                        Exhibit Index located at page 10

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 2001 and December 31, 2000

                                             ASSETS
                                                   June 30, 2001             December 31, 2000
                                                   -------------             -----------------

CURRENT ASSETS
   Cash and cash equivalents                       $133,403,011                  $110,195,583
   Short-term investments                            35,140,447                    28,246,967
   Accounts receivable, net                          30,642,811                    35,614,669
   Inventories                                       11,560,336                    12,087,513
   Prepaid expenses and other                         6,771,441                     4,411,118
                                                 --------------                --------------

      Total current assets                          217,518,046                   190,555,850

PLANT AND EQUIPMENT - NET                           102,038,780                    81,919,668

OTHER ASSETS
   Long-term investments                            147,437,755                   153,016,195
   Patents and other assets, net                      3,055,530                     2,636,980
                                                 --------------                --------------

      Total other assets                            150,493,285                   155,653,175
                                                 --------------                --------------

Total assets                                       $470,050,111                  $428,128,693
                                                 ==============                ==============

                           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                  $9,551,555                    $9,328,155
   Accrued liabilities                               11,497,809                    10,363,097
                                                 --------------                --------------

      Total current liabilities                      21,049,364                    19,691,252

DEFERRED INCOME TAXES                                 6,197,773                     6,333,880

SHAREHOLDERS' INVESTMENT
   Common stock                                       4,489,261                     4,457,465
   Additional paid-in capital                       100,105,258                    92,132,617
   Other shareholders' investment                   338,208,455                   305,513,479
                                                 --------------                --------------

      Total shareholders' investment                442,802,974                   402,103,561
                                                 --------------                --------------

Total liabilities and
   shareholders' investment                        $470,050,111                  $428,128,693
                                                 ==============                ==============




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended                 Six Months Ended
                                                            June 30                            June 30
                                                  -----------------------------   -----------------------------------

                                                       2001          2000               2001              2000
                                                       ----          ----               ----              ----

NET SALES                                            $77,074,568   $76,755,923         $156,471,374     $150,632,461

COST OF GOODS SOLD                                    46,710,921    44,635,685           94,382,078       86,005,307
                                                  ----------------------------    ----------------------------------


      Gross profit                                    30,363,647    32,120,238           62,089,296       64,627,154


OPERATING EXPENSES:
   Research and development                            5,325,034     4,256,066           10,225,844        8,129,999
   Selling, general
      & administrative                                 4,780,327     4,501,495            9,704,414        8,640,635
                                                  ----------------------------    ----------------------------------

      Total operating expenses                        10,105,361     8,757,561           19,930,258       16,770,634
                                                  ----------------------------    ----------------------------------

      Income from operations                          20,258,286    23,362,677           42,159,038       47,856,520


OTHER INCOME:
   Interest and dividend income                        3,253,200     3,008,014            6,907,776        5,684,296
   Other, net                                            483,338       871,495              487,970        1,150,404
                                                  ----------------------------    ----------------------------------

      Total other income                               3,736,538     3,879,509            7,395,746        6,834,700
                                                  ----------------------------    ----------------------------------

      Income before provision
         for income taxes                             23,994,824    27,242,186           49,554,784       54,691,220

PROVISION FOR INCOME TAXES                             7,799,000     8,882,000           16,106,000       17,781,000
                                                  ----------------------------    ----------------------------------


NET INCOME                                           $16,195,824   $18,360,186          $33,448,784      $36,910,220
                                                  ============================    ==================================

Earnings Per Share:
  Basic                                                    $0.22         $0.25                $0.45            $0.50
  Diluted                                                  $0.21         $0.24                $0.44            $0.49

Weighted Average Shares:
  Basic                                               74,677,817    73,897,916           74,521,573       73,715,860
  Diluted                                             75,865,525    75,688,794           75,701,341       75,653,305




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2001 and 2000



                                                                                   2001               2000
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $33,448,784        $36,910,220
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                            7,599,259          5,338,620
         (Gain) loss on disposal of equipment                                       155,797             (8,481)
         Deferred income taxes                                                      239,088             46,260
         Amortization of deferred compensation                                      454,873            382,643
         Change in operating assets and liabilities:
            Accounts receivable, net                                              4,971,858         (9,404,036)
            Inventories                                                             527,177            150,882
            Prepaid expenses and other                                           (2,525,072)           473,209
            Accounts payable                                                        223,400            939,903
            Accrued liabilities                                                   1,134,712          5,351,691
                                                                              -------------      -------------
              Net cash provided by
                 operating activities                                            46,229,876         40,180,911
                                                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                                 (6,893,480)        (3,059,644)
   Plant and equipment additions                                                (29,069,936)       (13,285,785)
   Proceeds from sale of plant and equipment                                      1,241,285            166,103
   (Increase) decrease in long-term investments                                   4,977,167        (14,590,901)
   (Increase) decrease in other assets                                             (521,539)          (167,993)
                                                                              -------------      -------------
              Net cash used for
                 investing activities                                           (30,266,503)       (30,938,220)
                                                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                      7,244,055          7,927,465
                                                                              -------------      -------------
              Net cash provided by
                 financing activities                                             7,244,055          7,927,465
                                                                              -------------      -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                              23,207,428         17,170,156

CASH AND CASH EQUIVALENTS,
   beginning of period                                                          110,195,583         69,227,972
                                                                              -------------      -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                               $133,403,011        $86,398,128
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2001, and December 31, 2000, and the results of operations and cash flows for the interim periods presented.

     In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS No. 133, respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Adoption of these pronouncements on January 1, 2001, had minimal effect on the Company's consolidated results of operations, financial position and financial disclosures.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                     June 30, 2001         December 31, 2000
                                     -------------         -----------------
           Raw materials              $  5,853,877            $  7,362,544
           Work-in-process               1,822,464               1,488,326
           Finished goods                3,883,995               3,236,643
                                      ------------            ------------
                                      $ 11,560,336            $ 12,087,513
                                      ============            ============


(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                     June 30, 2001           June 30, 2000
                                     -------------           -------------
           Quarter Ended              $ 18,237,099            $ 18,077,064
           Six Months Ended             33,000,485              37,676,885



(5) The increase in common stock and additional paid-in capital during the quarter and six months ended June 30, 2001, is attributable to the issuance of 263,512 and 529,933 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                                      Quarter Ended June 30,                Six Months Ended June 30,
                                                 -------------------------------          -------------------------------
                                                     2001                2000                2001                2000
         Revenue:                                -----------         -----------          ------------       ------------
           Automotive Products                   $71,413,728         $71,063,071          $145,532,925       $139,824,283
           Fire Protection Products                5,660,840           5,692,852            10,938,449         10,808,178
                                                 -----------         -----------          ------------       ------------
           Total                                 $77,074,568         $76,755,923          $156,471,374       $150,632,461
                                                 ===========         ===========          ============       ============
         Operating Income:
           Automotive Products                   $18,936,770         $22,228,526          $ 39,943,740       $ 45,861,559
           Fire Protection Products                1,321,516           1,134,151             2,215,298          1,994,961
                                                 -----------         -----------          ------------       ------------
           Total                                 $20,258,286         $23,362,677          $ 42,159,038       $ 47,856,520
                                                 ===========         ===========          ============       ============

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000

        Net Sales. Net sales for the second quarter of 2001 increased by approximately $319,000, or less than 1%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by $351,000, or less than 1%, as automatic mirror unit shipments increased by 3% from approximately 1,698,000 in the second quarter of 2000 to 1,753,000 in the current quarter. This increase reflected increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2001 model year vehicles manufactured overseas. Shipments to customers in North America decreased by 6%, primarily due to reduced North American automotive production schedules. Mirror unit shipments to automotive customers outside North America increased by 17% compared with the second quarter in 2000, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products decreased 1%, primarily due to lower sales of certain of the Company's smoke detectors.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58% in the second quarter of 2000 to 61% in the second quarter of 2001. This increased percentage primarily reflected customer price reductions, changes in product mix, and the continued ramp-up of the Company's third automotive supply manufacturing facility.

        Operating Expenses. Research and development expenses increased approximately $1,069,000, and increased from 6% to 7% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $279,000, but remained unchanged at 6% of net sales, when compared with the second quarter of 2000. This increased expense primarily reflected the expansion of the Company's overseas sales and engineering offices.

        Other Income - Net. Other income decreased by approximately $143,000 when compared with the second quarter of 2000, primarily due to declining interest rates on investments and lower income from customer reimbursable engineering and tooling projects.

        SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000

        Net Sales. Net sales for the six months ended June 30, 2001 increased by approximately $5,839,000, or 4%, when compared with the same period last year. Automatic mirror unit shipments increased from approximately 3,431,000 in the first six months of 2000 to 3,603,000 in the first six months of 2001. This increase primarily reflected increased penetration on foreign 2001 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America decreased by 8%, primarily due to reduced industry production levels. Mirror unit shipments to automotive customers outside North America increased by 29% compared with the first six months in 2000, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Japanese automakers. Net sales of the Company's fire protection products increased 1%, primarily due to higher sales of certain of the Company's signaling products.

        Cost of Goods Sold. As a percentage of net sales, cost of good sold increased from 57% in the first six months of 2000, to 60% for the comparable period in 2001. This increased percentage primarily reflected customer price reductions, some shifts in mirror product mix, and the start-up of the Company's third automotive manufacturing facility during the second quarter of 2000.

        SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JUNE 30, 2000 (CONT.)

        Operating Expenses. For the six months ended June 30, 2001, research and development expenses increased approximately $2,096,000, and increased from 5% to 7% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,064,000, but remained at 6% of net sales, when compared with the first six months of 2000. This increased expense primarily reflected the expansion of the Company's overseas automotive sales and engineering offices to support future growth opportunities.

        Other Income - Net. Other income for the six months ended June 30, 2001, increased by approximately $561,000 when compared with the first six months of 2000, primarily due to higher investable fund balances, partially offset by declining interest rates and lower income from customer-reimbursable engineering and tooling projects.

        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $343,906,000 at June 30, 2001, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders

                   The annual meeting of the shareholders of the Company was held on May 16, 2001, at which:

                   (a) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes:

                                           Mickey Fouts   John Mulder   Fred Sotok
                                           ------------   -----------   ----------
                        For                  67,696,603    60,042,125    67,787,174
                        Against                       -             -             -
                        Withheld                824,958     8,479,436       734,387
                        Broker Non-Votes              -             -             -

                        The terms of office for incumbent Directors
                        Fred Bauer, Arlyn Lanting, Kenneth La Grand,
                        Ted Thompson, and Leo Weber, continued after the meeting.

                   (b) A proposal to approve the Gentex Second Restricted Stock Plan was approved by the following vote:

                        For                  61,386,047
                        Against               6,858,081
                        Abstain                 277,433
                        Broker Non-Votes              -

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  See Exhibit Index on Page 10.

                   (b) No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GENTEX CORPORATION



      Date:   7/27/01                  /s/ Fred T. Bauer
            -----------                -------------------------------------
                                       Fred T. Bauer
                                       Chairman and Chief
                                       Executive Officer



      Date:   7/27/01                  /s/ Enoch C. Jen
            -----------                -------------------------------------
                                       Enoch C. Jen
                                       Vice President - Finance,
                                       Principal Financial and
                                       Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                                            PAGE
-----------                       ------------                                           ----
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

4(b) Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of
             Shares of Junior Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant's Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

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

*10(b)(2)    Gentex Corporation Second Restricted Stock Plan was filed as
             Exhibit 10(b)(2) to Registrant's Report on Form 10-Q dated
             April 27, 2001, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                       DESCRIPTION                                            PAGE
-----------                       ------------                                           ----

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