Form 10-Q
period 2001-09-30
GENTEX CORP
filed 2001-10-31
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ___________ TO ____________


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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
        Class                                   at October 17, 2001
        -----                                   -------------------
 Common Stock, $0.06 Par Value                       75,059,607


                        Exhibit Index located at page 10

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



                                           ASSETS

                                                     September 30, 2001               December 31, 2000
                                                     ------------------               -----------------
CURRENT ASSETS
   Cash and cash equivalents                              $132,027,851                    $110,195,583
   Short-term investments                                   59,792,055                      28,246,967
   Accounts receivable, net                                 34,734,753                      35,614,669
   Inventories                                              15,658,406                      12,087,513
   Prepaid expenses and other                                5,245,976                       4,411,118
                                                      -----------------                ----------------

      Total current assets                                 247,459,041                     190,555,850

PLANT AND EQUIPMENT - NET                                  107,871,061                      81,919,668

OTHER ASSETS
   Long-term investments                                   125,552,013                     153,016,195
   Patents and other assets, net                             3,260,928                       2,636,980
                                                      -----------------                ----------------

      Total other assets                                   128,812,941                     155,653,175
                                                      -----------------                ----------------

Total assets                                              $484,143,043                    $428,128,693
                                                      =================                ================



                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                        $12,199,260                      $9,328,155
   Accrued liabilities                                      12,616,170                      10,363,097
                                                     -----------------                ----------------

      Total current liabilities                             24,815,430                      19,691,252

DEFERRED INCOME TAXES                                        3,730,064                       6,333,880

SHAREHOLDERS' INVESTMENT
   Common stock                                              4,503,576                       4,457,465
   Additional paid-in capital                              103,251,014                      92,132,617
   Other shareholders' investment                          347,842,959                     305,513,479
                                                     -----------------                ----------------

      Total shareholders' investment                       455,597,549                     402,103,561
                                                     -----------------                ----------------

Total liabilities and
   shareholders' investment                               $484,143,043                    $428,128,693
                                                     =================                ================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended                       Nine Months Ended
                                                   September 30                             September 30
                                         ---------------------------------        --------------------------------

                                                2001              2000                  2001             2000
                                                ----              ----                  ----             ----
NET SALES                                    $74,116,183      $71,934,236          $230,587,557      $222,566,697

COST OF GOODS SOLD                            45,685,789       43,384,580           140,067,867       129,389,887
                                         ---------------------------------        --------------------------------


      Gross profit                            28,430,394       28,549,656            90,519,690        93,176,810


OPERATING EXPENSES:
   Research and development                    5,081,973        4,261,318            15,307,817        12,391,317
   Selling, general
      & administrative                         4,694,263        4,303,737            14,398,677        12,944,372
                                         ---------------------------------        --------------------------------

      Total operating expenses                 9,776,236        8,565,055            29,706,494        25,335,689
                                         ---------------------------------        --------------------------------

      Income from operations                  18,654,158       19,984,601            60,813,196        67,841,121


OTHER INCOME (EXPENSE)
   Interest, net                               3,090,374        3,451,845             9,998,150         9,136,141
   Other                                         371,728           53,517               859,698         1,203,921
                                         ---------------------------------        --------------------------------

      Total other income                       3,462,102        3,505,362            10,857,848        10,340,062
                                         ---------------------------------        --------------------------------

      Income before provision
         for income taxes                     22,116,260       23,489,963            71,671,044        78,181,183

PROVISION FOR INCOME TAXES                     7,188,000        7,636,000            23,294,000        25,417,000
                                         ---------------------------------        --------------------------------


NET INCOME                                   $14,928,260      $15,853,963           $48,377,044       $52,764,183
                                         =================================        ================================

Earnings Per Share:
  Basic                                            $0.20            $0.21                 $0.65             $0.71
  Diluted                                          $0.20            $0.21                 $0.64             $0.70

Weighted Average Shares:
  Basic                                       74,966,071       74,059,344            74,665,184        73,837,033
  Diluted                                     76,140,308       75,442,982            75,842,779        75,602,926


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                  2001                 2000
                                                            ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $48,377,044         $52,764,183
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                             11,723,699           8,397,042
         (Gain) loss on disposal of equipment                         154,093               5,028
         Deferred income taxes                                        363,198             290,881
         Amortization of deferred compensation                        698,909             598,116
         Change in operating assets and liabilities:
            Accounts receivable, net                                  879,916          (9,217,574)
            Inventories                                            (3,570,893)         (1,469,501)
            Prepaid expenses and other                               (657,426)             84,717
            Accounts payable                                        2,871,105           2,349,378
            Accrued liabilities                                     2,253,073           2,388,889
                                                            ------------------   -----------------
              Net cash provided by
                 operating activities                              63,092,718          56,191,159
                                                            ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                  (31,545,088)         (4,306,703)
   Plant and equipment additions                                  (39,001,311)        (18,601,679)
   Proceeds from sale of plant and equipment                        1,244,285             169,138
   (Increase) decrease in long-term investments                    18,480,051         (11,433,779)
   (Increase) decrease in other assets                               (700,974)           (390,005)
                                                            ------------------   -----------------
              Net cash used for
                 investing activities                             (51,523,037)        (34,563,028)
                                                            ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                       10,262,587          10,004,850
                                                            ------------------   -----------------
              Net cash provided by
                 financing activities                              10,262,587          10,004,850
                                                            ------------------   -----------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                21,832,268          31,632,981

CASH AND CASH EQUIVALENTS,
   beginning of period                                            110,195,583          69,227,972
                                                            ------------------   -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                 $132,027,851        $100,860,953
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2001, and December 31, 2000, and the results of operations and cash flows for the interim periods presented.

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

(3) Inventories consisted of the following at the respective balance sheet dates:

                                          September 30, 2001        December 31, 2000
                                          ------------------        -----------------
                  Raw materials             $  8,823,117            $  7,362,544
                  Work-in-process              1,835,166               1,488,326
                  Finished goods               5,000,123               3,236,643
                                           -------------           -------------
                                             $15,658,406             $12,087,513
                                           =============           =============

(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                         September 30, 2001        September 30, 2000
                                         ------------------        ------------------
              Quarter Ended                  $9,532,007                $17,821,122
              Six Months Ended               42,532,492                 55,498,007

(5) The increase in common stock and additional paid-in capital during the quarter and nine months ended September 30, 2001, is attributable to the issuance of 238,584 and 768,517 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:


                                              Quarter Ended September 30,          Nine Months Ended September 30,
         Revenue:                              2001                2000                  2001                2000
                                               ----                ----                  ----                ----
           Automotive Products               $68,644,031         $66,211,955          $214,176,956       $206,036,240
           Fire Protection Products            5,472,152           5,722,281            16,410,601         16,530,457
                                           -------------       -------------        --------------     --------------
           Total                             $74,116,183         $71,934,236          $230,587,557       $222,566,697
                                           =============       =============        ==============     ==============
         Operating Income:
           Automotive Products               $17,530,876         $18,833,792          $ 57,474,616       $ 64,695,351
           Fire Protection Products            1,123,282           1,150,809             3,338,580          3,145,770
                                           -------------       -------------        --------------     --------------
           Total                             $18,654,158         $19,984,601          $ 60,813,196       $ 67,841,121
                                           =============       =============        ==============     ==============

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000

        Net Sales. Net sales for the third quarter of 2001 increased by approximately $2,182,000, or 3%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by $2,432,000, or 4%, as automatic mirror unit shipments increased by 5% from approximately 1,621,000 in the third quarter of 2000 to 1,704,000 in the current quarter. This increase reflected the commencement of mirror shipments for several mid-size vehicle models and increased penetration of interior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2002 model year vehicles manufactured overseas. Unit shipments to customers in North America decreased by 2%, primarily due to reduced North American automotive production schedules after the September 11 terrorist attacks, partially offset by the commencement of mirror shipments for several new mid-size vehicles/models. Mirror unit shipments to automotive customers outside North America increased by 17% compared with the third quarter in 2000, primarily due to increased interior mirror shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products decreased 4%, primarily due to lower sales of certain of the Company's smoke detectors.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 60% in the third quarter of 2000 to 62% in the third quarter of 2001. This increased percentage primarily reflected annual customer price reductions to two major automotive customers and the continued excess plant capacity primarily associated with the Company's third automotive mirror manufacturing facility expansion last year.

        Operating Expenses. Research and development expenses increased approximately $821,000, and increased from 6% to 7% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $391,000, but remained unchanged at 6% of net sales, when compared with the third quarter of 2000. This increased expense primarily reflected the expansion of the Company's overseas sales and engineering offices.

        Other Income - Net. Other income decreased by approximately $43,000 when compared with the third quarter of 2000, primarily due to declining interest rates on investments, partially offset by higher income from customer reimbursable engineering and tooling projects.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

        Net Sales. Net sales for the nine months ended September 30, 2001, increased by approximately $8,021,000, or 4%, when compared with the same period last year. Net sales of the Company's automotive mirrors also increased by 4%, as automatic mirror unit shipments increased by 5% from approximately 5,052,000 in the first nine months of 2000 to 5,307,000 in the first nine months of 2001. This increase primarily reflected increased penetration on foreign 2001 and 2002 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America decreased by 6%, primarily due to reduced industry production levels. Mirror unit shipments to automotive customers outside North America increased by 25% compared with the first nine months in 2000, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products decreased 1%, primarily due to lower sales of certain of the Company's smoke detectors.

        Cost of Goods Sold. As a percentage of net sales, cost of good sold increased from 58% in the first nine months of 2000, to 61% for the comparable period in 2001. This increased percentage primarily reflected automotive customer price reductions, some shifts in mirror product mix, and the continued excess plant capacity primarily associated with the Company's third automotive manufacturing facility expansion last year.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

        (CONT.)

        Operating Expenses. For the nine months ended September 30, 2001, research and development expenses increased approximately $2,917,000, and increased from 6% to 7% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,454,000, but remained at 6% of net sales, when compared with the first nine months of 2000. This increased expense primarily reflected the expansion of the Company's overseas automotive sales and engineering offices to support future growth opportunities.

        Other Income - Net. Other income for the nine months ended September 30, 2001, increased by approximately $518,000 when compared with the first nine months of 2000, primarily due to higher investable fund balances, partially offset by declining interest rates.

        FINANCIAL CONDITION:

        Management considers the Company's working capital and long-term investments totaling approximately $348,196,000 at September 30, 2001, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

        TRENDS AND DEVELOPMENTS:

        The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2000 10-K report.

        The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products. Industry forecasts of future market conditions have become more uncertain as a result of the terrorist attacks on September 11, 2001. The Company utilizes the forecasting services of J.D. Power and Associates, and its current forecasts for light vehicle production for calendar 2002 are approximately 15.9 million for North America, and 16.0 million for Western Europe.

        In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, the Company continues to experience from time to time some pressure for select raw material cost increases.

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

PART II.   OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K

                    (a)    See Exhibit Index on Page 10.

                    (b) No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                             GENTEX CORPORATION



         Date:     10/31/01                                  /s/ Fred T. Bauer
              ------------------------------                 ------------------------------------------------
                                                             Fred T. Bauer
                                                             Chairman and Chief
                                                             Executive Officer



         Date:   10/31/01                                    /s/ Enoch C. Jen
             -------------------------------                 ------------------------------------------------
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



________________________________




*Indicates a compensatory plan or arrangement.