Form 10-K
period 2001-12-31
GENTEX CORP
filed 2002-03-13
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2001.
                                       ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from                  to                      .
                                    ---------------     ---------------------

Commission File No.:    0-10235
                        -------

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                        38-2030505
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)


600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                         49464
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of March 1, 2002, 75,357,181 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $2,205,906,779 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 31

Statements in this Annual Report on Form 10-K which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, such as availability and the impact of new technology, penetration of the automotive market, and foreign exchange rates, are forward-looking statements and involve risks and uncertainties described below under the headings "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

         During 2001, the Company began shipments of its NVS(R) mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Ford Taurus, Mercury Sable, Volkswagen Passat, Jetta, Golf and Beetle, and Nissan Altima. The Company also began shipments of interior automatic-dimming mirrors with telematics functions to Ford for its Lincoln Town Car.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note (8) to the Consolidated Financial Statements filed with this report.

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

         During 1991, the Company began shipping the first advanced-feature interior NVS(R) Mirror, the NVS(R) Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" in response to the level of light observed. During 1993, the Company began shipping its NVS(R) Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a new interior NVS(R) Mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with integral LED map lamps, a major improvement over mirrors with standard incandescent map lamps. At the beginning of 2000, the Company began shipping to General Motors interior NVS(R) Mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology.

         The Company sold approximately 4,008,000 interior NVS(R) Mirrors in 1999, approximately 4,609,000 in 2000, and approximately 5,000,000 in 2001.

         During 2001, the Company began shipments of its NVS(R) Mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Ford Taurus, Mercury Sable, Volkswagen Passat, Jetta and Beetle, and Nissan Altima. The Company also began shipments of interior automatic-dimming mirrors with telematics functions to Ford for its Lincoln Town Car.

         During 2001, the unit growth primarily resulted from increased penetration of light vehicles manufactured in Europe and Asia. The Company's interior NVS(R) Mirrors are standard equipment or factory or distributor/dealer-installed options on the following 2002 and 2002-1/2 vehicle models:

TABLE 1. INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)


GM/Cadillac    Deville / DHS / DTS                      ECC/OS       DaimlerChrysler /    300M
               Eldorado  ESC / ETC                      ECC/OS           Chrysler         Concorde LX / Lxi /
                                                                                          Limited
               Seville SLS / STS                            OS*                           Sebring Convertible Lxi / Lxi           EL
                                                                                          Limited
               Escalade / EXT                            ECC/T                            Town & Country Limited                  EH
GM/Buick       LeSabre Custom / Limited                     OS*                           Prowler                            ECC/T/L
               Park Avenue / Ultra                      ECC/OS       DaimlerChrysler /    Dakota Pickup
GM/Oldsmobile  Aurora V6 / V8                           ECC/OS          Dodge             Durango SLT / RT
               Intrigue GLS                           ECC/L/OS                            Grand Caravan ES / AWD                  EH
GM/Pontiac     Bonneville SE / SLE / SSEi                   OS                            Intrepid ES / RT
GM/Chevrolet   Blazer                                                                     Ram Pickup
               Corvette                                     EL       DaimlerChrysler /    Grand Cherokee Laredo/Limited/Overland
               Express Van                               ECC/T          Jeep
               Silverado Pickup / Crew Cab LS/LT      ECC/T/OS       DaimlerChrysler/     ML 320 / 500 / 55
               Suburban 1500 / 2500                      ECC/T           Mercedes-Benz
               Avalanche 1500 / 2500                     ECC/T       BMW                  X5
               Tahoe                                     ECC/T       Southeast Toyota /   4-Runner Limited / SR5               ECC/T
GM/GMC         Jimmy                                        OS       Gulf State Toyota /  Avalon                                 ECC
               Savana Van                                ECC/T       Toyota Motor Sales   Camry                                  ECC
               Sierra Pickup / Crew Cab SLE/SLT       ECC/T/OS                            Celica                               ECC/T
               Yukon / XL / Denali                       ECC/T                            Tundra                               ECC/T
Ford           Crown Victoria LX                           ECC                            RAV4                                 ECC/T
               Taurus SES / SEL / SE Wagon                 ECC                            Sienna                               ECC/T
               Expedition Eddie Bauer / XLT                                               Solara                               ECC/T
               F150 Lariat / King Ranch                                                   Highlander Limited                   ECC/T
               Windstar SE / SEL / Limited                                                Sequoia
Ford/Lincoln   LS V6 / V8                                  ECC       Subaru /             Forester                             ECC/T
               Continental                               ECC/L       New England Dist.    Impreza                              ECC/L
               Navigator                                                                  Legacy / Outback                     ECC/L
               Town Car/Cartier/Executive/Signature         TM       Toyota               Avalon
Ford/Mercury   Grand Marquis LS / LSE                      ECC                            Camry Solara
               Sable GS Plus / LS Premium                  ECC                            Camry                                  ECC
                                                                                          Sienna                                 ECC
                                                                   Volkswagon             Beetle GLX / Turbo S
                                                                   Nissan                 Altima

(MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Audi                  A4                               ECC    Mitsubishi                  Montero Sport                      ECC/T
                      A6                               ECC                                Magna Verada
                      A8                                      Nissan                      Cedric
                      S8                                                                  Cima
Bentley               Bentley                          RKE                                Gloria
                      Continental / R                  RKE                                Maxima
BMW                   700 Series                              Rolls Royce                 Arnage                               RKE
                      500 Series                              Saab                        9-5
                      300 Series                              Samsung                     SM5
Daewoo/Ssangyong      Chairman                                Toyota                      Land Cruiser                         ECC
                      Korando                                                             Camry                                ECC
                      Musso                                                               Cynus
                      Rexton                                                              Celsior
                      Istana                                                              Windom
Fiat                  Alfa Romeo                                                          Century
                      Lancia Thesis                           Toyota (Taiwan)             Camry                                ECC
                      Lancia Lybra                            Volkswagon                  Polo
Fiat (Brazil)         Marea                                                               Golf GTI
Ford (Europe)         Mondeo                                                              Jetta GLX
Ford (Taiwan)         Mondeo                            EH                                Passat GLX
Ford / Jaguar         XK8 -- X100                       EH    Yulon Motors                Cefiro
Ford / Land Rover     Discovery                     ECC/HL
                      Range Rover P38
                      Range Rover L32                   HL
GM (Brazil)           Vectra
GM (China)            Buick Century/Regal            ECC/L
Hyundai               Dynasty
                      Grandeur XG
                      EF Sonata
                      Santa Fe
                      Avante XD
                      Equus
                      Tuscani
                      Terracan                                          KEY:
                      Starex                                            ----
Infiniti              Q45                                               *  =  ECC offered as upgrade option
                      I30                              ECC
                      G35                               HL
Kia Motors Corp.      Enterprise                                        NVS(R) MIRROR
                                                                        -------------
                                                                        WITH:
                      Optima                                            EH = Automatic Headlamp Control
                      Carens                                            EL = Map Lights
Lexus                 IS300                              *              ECC = Electronic Compass Display
                      ES300                              *              ECC/L = Electronic Compass Display with Map Lights
                      GS300                              *              ECC/T = Electronic Compass and Temperature Display
                      GS430                              *              ECC/T/L =  Electronic Compass and Temperature Display
                      LS430                                                        with Map Lights
                      RX300                              *              RKE = Remote Keyless Entry
                      LX470                              *              OS = OnStar(R)
                      SC430                                             TM = Telematics
MG Rover              75R40                                             HL = HomeLink(R)
Daimler/Chrysler  /   A Class
   Mercedes-Benz      C 230/240/320/32 AMG
                      CL 500/55 AMG/600
                      CLK 320/430/55 AMG
                      E 320/430/55 AMG
                      S 430/500/55 AMG/600
                      SL  500/600
                      SLK 230/320/32 AMG

         Exterior NVS(R) Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior NVS(R) mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. During 2001, the Company began shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to exterior mirror suppliers of General Motors, DaimlerChrysler, Ford, Audi, BMW, Fiat, Infiniti and Mitsubishi, who assemble the exterior NVS(R) Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.

         The Company sold approximately 1,952,000 exterior NVS(R) Mirror Sub-Assemblies during 1999, approximately 2,148,000 in 2000, and approximately 2,181,000 in 2001. During 2001, unit growth primarily resulted from the increased penetration of light vehicles in Asia.

         The exterior NVS(R) Mirror is standard equipment or a factory-installed option on the following 2002 and 2002- 1/2 vehicle models:


TABLE 2.   EXTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac                Deville/DHS/DTS                         Bentley                   Bentley                       F/C/A
                           Eldorado ESC/ETC                                                  Continental / R               F/C/A
                           Escalade/EXT                            DaimlerChrysler /                                           A
                           Seville SLS/STS             F/C            Mercedes- Benz         C 230/240/320/32 AMG            F/A
GM / Buick                 Century Limited                                                   CL 500/55 AMG/600
                           Regal LS/GS                                                       CLK 320/430/55 AMG
                           LeSabre Limited                                                   E  320/430/55 AMG               F/A
                           Park Avenue/Ultra                                                 ML320/500/55                    F/A
GM / Chevrolet             Blazer                                                            S 430/500/55 AMG/600            F/A
                           Corvette                                                          SL 500/600                      F/A
                           Suburban 1500/2500                                                SLK 230/320/32 AMG              F/A
                           Tahoe                                   Fiat                      Lancia Thesis                     A
                           Avalanche 1500/2500                     Ford / Jaguar             XJ / X300                         C
GM / GMC                   Sierra Denali                                                     XK8 / X100                        C
                           Yukon / Denali / XL                     Ford / Land Rover         Range Rover L32               F/C/A
Ford/Lincoln               Continental                             Infiniti                  Q45                             F/C
                           Town Car / Cartier /                    Mitsubishi                Magna Verada
                               Executive /                         Nissan                    Cima                              C
                           Signature
DaimlerChrysler/           Town & Country Limited                  Rolls Royce               Arnage                        F/C/A
   Chrysler                300 M                       F/C         Toyota Motor Sales        Sequoia                         F/C
                           Concorde Limited            F/C
DaimlerChrysler/Dodge      Durango SLT / RT
DaimlerChrysler/Jeep       Grand Cherokee Limited
                             /      Overland                       KEY:
Audi                       A3                          F/C/A           A = Aspheric Glass
                           A6                          F/C/A           F = Flat Glass (unless otherwise
                           A8                          F/C/A           indicated)
                           S8                          F/C/A           C = Convex Glass
                           700 Series                  F/C/A
BMW                        500 Series                  F/C/A
                           X5                          F/C/A


         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. Advanced-feature NVS(R) Mirrors currently being offered by the Company include the NVS(R) Headlamp Control Mirror, the NVS(R) Lighted Mirror with LED map lamps, the NVS(R) Compass Mirror, the NVS(R) Mirror with Remote Keyless Entry, the NVS(R) Compass/Temperature Mirror, the NVS(R) Dual Display Compass/Temperature Mirror, the NVS(R) telematics mirrors and the NVS(R)

HomeLink(R) Mirror. During 2001, the Company announced a revolutionary new technology, called SmartBeam(TM), using a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, that maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. The Company has received product planning commitments from two major automotive OEM customers for certain 2004 1/2 and 2005 model year vehicles. In addition, the Company announced a new ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors.

         Also during 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications.

         Of particular importance to the Company has been the development of its electrochromic technology for use in complete 3-mirror systems. In these systems, both the driver and passenger-side exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously.

         At the end of 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In the fourth quarter of 2001, the Company installed a new prototype microelectronics line to produce pilot production LED samples, which are currently undergoing internal testing and validation and which should be available to key customers and partners during the first half of 2002. Strategic discussions with potential alliance partners in the lighting industry, LED component industry and LED chip industry are continuing, with some small licensing revenues possible beginning in 2002.

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2001. However, achieving the rigorous performance standards needed for launching a commercial product still could require several years of additional development work.

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

         During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Fiat, Jaguar, Land Rover, MG Rover, Mercedes-Benz, Opel, Rolls Royce, Saab and Volkswagen.

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

         During 1993, the Company hired a sales agent to market NVS(R) Mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office to expand its sales and engineering support in Japan. During 1999, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. The Company is currently supplying mirrors for Daewoo, Ford (Taiwan), GM (China), Hyundai, Infiniti, Kia Motors, Lexus, Mitsubishi, Nissan, Samsung, Toyota and Yulon Motors.

         Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its NVS(R) Mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort features becomes more well-known and acceptance grows.

         Since 1998, Gentex Corporation has contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company currently sells some NVS(R) Mirrors to automotive distributors. It is management's belief that these sales have limited potential until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 80% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Donnelly Corporation) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid version of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

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

FIRE PROTECTION PRODUCTS

         The Company manufactures approximately 60 different models of smoke alarms and smoke detectors, combined with over 160 different models of signaling appliances. All of the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by an increasing number of city and state laws, and national codes.

         The Company's fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station alarms for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems. The Company's detectors emit audible and/or visual signals in the immediate location of the device, and certain models are able to communicate with monitored remote stations.

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

         Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The fire protection and security industries have experienced a tremendous number of mergers and consolidations during the past few years. The Company markets its fire protection products throughout the United States through regional sales managers and manufacturer representative organizations.

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

TRADEMARKS AND PATENTS

         The Company owns 6 U.S. trademarks and 113 U.S. patents, 108 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2003 and 2020. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

         The Company also owns 1 foreign trademark and 31 foreign patents, 30 of which relate to automotive rearview mirrors. These patents expire at various times between 2002 and 2019. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The remaining 5 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also has in process 146 U.S. patent applications, 164 foreign patent applications, and 6 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, two of which each account for 10% or more of the Company's annual sales: General Motors Corporation and DaimlerChrysler AG. The loss of either of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $83,856,000 and $74,503,000 at March 1, 2002 and 2001, respectively.

         At March 1, 2002, the Company had 1,750 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

         The Company operates out of four office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 150,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. An additional 128,000-square-foot office/manufacturing facility on this site was opened during 1996. The Company has expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000 to meet the Company's current and near term future automotive production needs.

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

NAME                      AGE                      POSITION                                      POSITION HELD SINCE
-------------------------------------------------------------------------------------------------------------------
Fred Bauer                 59              Chief Executive Officer                               May 1986

Kenneth La Grand           61              Executive Vice President                              September 1987

Garth Deur                 45              Senior Vice President                                 May 2001

Dennis Alexejun            50              Vice President, North American Automotive Marketing   September 1998

John Carter                54              Vice President, Engineering / Mechanical              June 1997

Enoch Jen                  50              Vice President-Finance, Treasurer                     February 1991

         There are no family relationships among the officers listed in the preceding table.

         Garth Deur has served as Senior Vice President of the Company since May 2001, and joined the Company as Vice President -- Business Development and Planning in November 2000. Prior to joining the Company, Mr. Deur served as a Principal of Landmark Group, an investment management company, from March 1999 through November 2000. Prior to that time, Mr. Deur served as Vice President, Chrysler Business Operations, from March 1995 through March 1999 at the Automotive Interiors division of Johnson Controls, Inc. (formerly Prince Corporation, which was acquired by Johnson Controls in 1996).

         Dennis Alexejun has served as Vice President, North American Automotive Marketing, of the Company since September 1998. Prior to that time, Mr. Alexejun served as Vice President, General Motors Business Operations, from February 1995 through September 1998 at the Automotive Interiors division of Johnson Controls, Inc. (formerly Prince Corporation, which was acquired by Johnson Controls in
1996).

         John Carter has served as Vice President, Engineering/Mechanical of the Company since June 1997. Prior to that time, Mr. Carter served as President and Chief Executive Officer of CS Technology, a plastic molding and tooling company, from September 1995 through April 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market(R). As of March 1, 2002, there were 2,390 record holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

             YEAR         QUARTER                     HIGH             LOW
           -----------------------------------------------------------------
           2000           First                       39.87            24.75

                          Second                      37.69            24.37

                          Third                       30.06            20.50

                          Fourth                      27.25            16.19

           2001           First                       27.94            18.44

                          Second                      31.84            21.56

                          Third                       34.23            20.00

                          Fourth                      28.18            21.75


         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                              (in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                             2001              2000              1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
Net Sales                   $310,305         $297,421          $262,155         $222,292          $186,328

Net Income                    65,217           70,544            64,864           50,307            35,230
-------------------------------------------------------------------------------------------------------------------
Earnings  Per Share*           0.86              0.93             0.86              0.68              0.49
-------------------------------------------------------------------------------------------------------------------
Total Assets                $506,823         $428,129          $337,673         $254,890          $189,783
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                  $      -         $      -          $      -         $      -          $      -
-------------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock split in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS.

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                                     Percentage of Net Sales                    Percentage Change
                                               ---------------------------------            ---------------------
                                                   Year Ended December 31                     2001         2000
                                               ---------------------------------               to           to
                                                2001         2000         1999                2000         1999
                                                ----         ----         ----                ----         ----
Net Sales                                       100.0%       100.0%       100.0%                4.3%        13.5%
Cost of Goods Sold                               60.7         58.0         56.8                 9.2         15.9
                                               ------       ------       ------              ------      -------
  Gross Profit                                   39.3         42.0         43.2                (2.4)        10.2
Operating Expenses:
  Research and Development                        6.7          5.7          5.2                22.4         22.9
  Selling, General and Administrative             6.2          5.9          5.4                 9.2         25.5
                                               ------       ------       ------              ------      -------
     Total Operating Expenses                    12.9         11.6         10.6                15.6         24.2
                                               ------       ------       ------              ------      -------
  Operating Income                               26.4         30.4         32.6                (9.2)         5.7
Other Income                                      4.7          4.7          4.1                 3.2         32.0
                                               ------       ------       ------              ------      -------
  Income Before Provision for  Income Taxes      31.1         35.1         36.7                (7.6)         8.6
Provision for Income Taxes                       10.1         11.4         12.0                (7.6)         8.4
                                               ------       ------       ------              ------      -------
  Net Income                                     21.0%        23.7%        24.7%               (7.6)%        8.8%
                                               ======       ======       ======              ======      =======

RESULTS OF OPERATIONS:  2000 TO 2001

         Net Sales. Automotive net sales increased by 5% and mirror shipments increased by 6%, from 6,757,000 to 7,180,000 units, primarily reflecting increased penetration on foreign 2001 and 2002 model year vehicles for interior electrochromic NVS(R) Mirrors. North American unit shipments decreased by 2%, primarily due to the 10% decline in light vehicle industry production levels, while overseas unit shipments increased by 21% during 2001. Net sales of the Company's fire protection products decreased 3%, primarily due to the construction industry slowdown after the September 11, 2001, terrorist attacks.

         Cost of Goods Sold. As a percentage of net sales, cost of good sold increased from 58% to 61%, primarily reflecting automotive customer price reductions, product mix, and the temporary excess plant capacity primarily associated with the Company's third automotive mirror manufacturing facility expansion in 2000, partially offset by engineering and purchasing cost reductions.

         Operating Expenses. Research and development expenses increased approximately $3,784,000, and increased from 6% to 7% of net sales, primarily due to additional staffing for new electronic product development, including telematics and SmartBeam(TM). Selling, general and administrative expenses increased approximately $1,618,000, but remained unchanged at 6% of net sales, primarily reflecting the expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth.

         Other Income -- Net. Investment income decreased $75,000 in 2001, primarily due to significantly lower interest rates, mostly offset by higher investable balances. Other income increased $521,000 in 2001, primarily due to realized equity gains in 2001 compared to realized equity losses in 2000.

         Taxes. The provision for federal income taxes varied from the statutory rate in 2001 primarily due to Foreign Sales Corporation exempted taxable income from increased foreign sales, and tax-exempt interest income.

         Net Income. Net income decreased by 8%, primarily reflecting the reduced gross margin and increased research and development expenses in 2001.

RESULTS OF OPERATIONS:  2000 TO 1999

         Net Sales. Automotive net sales increased by 14% and mirror shipments increased by 13%, from 5,960,000 to 6,757,000 units, primarily reflecting increased penetration on foreign 2000 and 2001 model year vehicles for interior and exterior electrochromic NVS(R) Mirrors. North American unit shipments increased by 3%, while overseas unit shipments increased by 39% during 2000. Net sales of the Company's fire protection products increased 2%.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 57% to 58%, primarily reflecting automotive customer price reductions and the opening of a third automotive manufacturing facility in 2000, partially offset by engineering and purchasing cost reductions, improved exterior mirror element glass yields, and increased sales volume spread over fixed overhead expenses.

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

         Other Income -- Net. Investment income increased $4,899,000 in 2000, primarily due to higher investable fund balances and higher interest rates, and other income decreased $1,480,000 in 2000, primarily due to realized equity losses in 2000 compared to realized equity gains in 1999.

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

         The Company's current ratio increased from 9.7 in 2000, to 12.4 in 2001, primarily as a result of the increase in cash and short-term investments generated from operations and maturities of long-term investments. Despite higher sales, accounts receivable decreased due to the timing of payments by the Company's largest customer.

         Management considers the Company's working capital of approximately $238,873,000 and long-term investments of approximately $132,771,000 at December 31, 2001, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

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

         North American automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively utilize capital, R & D, and human resource investments.

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

         Virtually all non-U.S. sales are invoiced and paid in U.S. dollars; during 2001, approximately 1% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 5% of the Company's net sales in 2002 will be invoiced and paid in European euros. The Company does not engage in hedging activities.

         The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at carrying value ($000,000), which closely approximates fair value, and average interest rates are as follows:

                                                                                                            Total Balance
                                                                                                         as of December 31,
                                  2002         2003        2004        2005        2006/07              2001             2000
                                 ---------------------------------------------------------          -------------------------
U.S. Treasuries
  Amount                         $49.3        $22.9         -           -                              $72.2            $81.1
  Average Interest Rate             6%           6%                                                       6%               6%
Municipal
  Amount                          $9.4         $5.6        $3.7        $7.8        $0.5                $27.0            $21.1
  Average Interest Rate*            3%           3%          4%          3%          4%                   3%               4%
Other
  Amount                          $7.2        $14.4        $2.4       $10.1        $0.3                $34.4            $27.2
  Average Interest Rate             6%           6%          7%          6%          7%                   6%               7%
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


ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and reports of independent auditors are filed with this report as pages 18 through 31 following the signature page:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements


Selected quarterly financial data for the past two years appears in the following table:

                                                     Quarterly Results of Operations
                                                   (in thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------
                               First                    Second                       Third                       Fourth
                          2001       2000           2001      2000               2001      2000             2001       2000
------------------------------------------------------------------------------------------------------------------------------
Net Sales               $79,397    $73,877         $77,075    $76,756          $74,116    $71,934           $79,717    $74,854

Gross Profit             31,726     32,507          30,364     32,120           28,430     28,550            31,484     31,776

Operating Income         21,901     24,494          20,258     23,363           18,654     19,985            21,246     22,570

Net Income               17,253     18,550          16,196     18,360           14,928     15,854            16,839     17,780

Earnings Per Share*     $   .23    $   .25         $   .21    $   .24          $   .20    $   .21           $   .22    $   .24

*Diluted


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the captions "Securities Ownership of Management" and "Securities Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   1.   Financial Statements. See Item 8.

               2. Financial Statements Schedules. None required or not applicable.

               3.   Exhibits. See Exhibit Index located on page 32.

         (b) No reports on Form 8-K were filed during the three-month period ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       March 6, 2002       GENTEX CORPORATION
          --------------------



                                 By:  /s/ Fred Bauer
                                      ----------------------------------
                                      Fred Bauer, Chairman and Principal
                                      Executive Officer

                                 and

                                      /s/ Enoch Jen
                                      ----------------------------------
                                      Enoch Jen, Vice President-Finance and
                                      Principal Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

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


/s/ Mickey E. Fouts                                         Director
-----------------------------------------------------
Mickey E. Fouts


/s/ Kenneth La Grand                                        Director
-----------------------------------------------------
Kenneth La Grand


/s/ Arlyn Lanting                                           Director
-----------------------------------------------------
Arlyn Lanting


/s/ John Mulder                                             Director
-----------------------------------------------------
John Mulder

                                                            Director
-----------------------------------------------------
Fred Sotok

/s/ Ted Thompson                                            Director
-----------------------------------------------------
Ted Thompson


/s/ Leo Weber                                               Director
-----------------------------------------------------
Leo Weber

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Gentex Corporation:

     We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                        /s/  Ernst & Young  LLP


Grand Rapids, Michigan

January 18, 2002

                       GENTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000


ASSETS
                                                       2001                2000
                                                       ----                ----
CURRENT ASSETS:
   Cash and cash equivalents                      $ 139,784,721    $ 110,195,583
   Short-term investments                            65,859,016       28,246,967
   Accounts receivable, less allowances
      of $375,000 and $350,000 in 2001 and 2000      31,994,939       35,614,669
   Inventories                                       14,405,350       12,087,513
   Prepaid expenses and other                         7,814,468        4,411,118
                                                  -------------    -------------

      Total current assets                          259,858,494      190,555,850


PLANT AND EQUIPMENT:
   Land, buildings and improvements                  45,923,054       40,400,929
   Machinery and equipment                          118,809,575       84,480,366
   Construction-in-process                            6,446,221        4,816,097
                                                  -------------    -------------
                                                    171,178,850      129,697,392
   Less-Accumulated depreciation
      and amortization                              (60,316,540)     (47,777,724)
                                                  -------------    -------------

                                                    110,862,310       81,919,668


OTHER ASSETS:
   Long-term investments                            132,771,234      153,016,195
   Patents and other assets, net                      3,330,760        2,636,980
                                                  -------------    -------------
                                                    136,101,994      155,653,175
                                                  -------------    -------------

                                                  $ 506,822,798    $ 428,128,693
                                                  =============    =============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                       2001             2000
                                                       ----             ----
CURRENT LIABILITIES:
   Accounts payable                               $   9,378,937    $   9,328,155
   Accrued liabilities:
        Salaries, wages and vacation                  2,219,079        1,973,485
        Income taxes                                  1,947,404        1,805,500
        Royalties                                     4,165,428        3,684,822
        Other                                         3,274,556        2,899,290
                                                  -------------    -------------

              Total current liabilities              20,985,404       19,691,252

DEFERRED INCOME TAXES                                 6,836,865        6,333,880



SHAREHOLDERS' INVESTMENT:
    Preferred stock, no par value,
        5,000,000 shares authorized; none
        issued or outstanding                              --               --
    Common stock, par value $.06 per share;
         100,000,000 shares authorized                4,510,317        4,457,465
    Additional paid-in capital                      105,327,971       92,132,617
    Retained earnings                               368,430,152      303,213,652
    Deferred compensation                            (3,035,580)      (2,532,327)
    Unrealized gain on investments                    3,832,074        4,874,928
    Cumulative translation adjustment                   (64,405)         (42,774)
                                                  -------------    -------------
             Total shareholders' investment         479,000,529      402,103,561
                                                  -------------    -------------

                                                  $ 506,822,798    $ 428,128,693
                                                  =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001                 2000                1999
                                                                     ----                 ----                ----
NET SALES                                                          $310,304,996        $297,420,802         $262,155,498

COST OF GOODS SOLD                                                  188,301,693         172,467,846          148,820,129
                                                                   ------------        ------------         ------------

       Gross profit                                                 122,003,303         124,952,956          113,335,369

OPERATING EXPENSES:
      Research and development                                       20,684,996          16,900,659           13,755,318
      Selling, general and administrative                            19,259,065          17,641,306           14,057,560
                                                                   ------------        ------------         ------------

          Total operating expenses                                   39,944,061          34,541,965           27,812,878
                                                                   ------------        ------------         ------------

      Operating income                                               82,059,242          90,410,991           85,522,491

OTHER INCOME:
      Interest and dividend income                                   13,283,546          13,358,636            8,459,607
      Other, net                                                      1,274,712             753,439            2,233,658
                                                                   ------------        ------------         ------------

          Total other income                                         14,558,258          14,112,075           10,693,265
                                                                   ------------        ------------         ------------

      Income before provision
        for income taxes                                             96,617,500         104,523,066           96,215,756

PROVISION FOR INCOME TAXES                                           31,401,000          33,979,000           31,352,000
                                                                   ------------        ------------         ------------

NET INCOME                                                          $65,216,500         $70,544,066          $64,863,756
                                                                   ============        ============         ============

EARNINGS PER SHARE:
  Basic                                                             $      0.87         $      0.95          $      0.89
                                                                   ============        ============         ============
  Diluted                                                           $      0.86         $      0.93          $      0.86
                                                                   ============        ============         ============




       The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999



                                                           Common Stock              Additional
                                                           ------------                Paid-In     Comprehensive
                                                      Shares          Amount           Capital            Income
                                                      ------          ------           -------            ------
BALANCE AS OF DECEMBER 31, 1998                      72,258,917    $  4,335,535     $ 64,876,098

Issuance of common stock and the tax benefit
  of stock plan transactions                          1,153,399          69,204       14,794,203              --
Amortization of deferred compensation                        --              --               --              --
Comprehensive Income:
  Net income                                                 --              --               --    $ 64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --         (26,505)
     Unrealized gain on investments, net of tax              --              --               --         359,069
                                                                                                    ------------
          Other comprehensive income                         --              --               --         332,564
                                                                                                    ------------
               Comprehensive income                          --              --               --     $65,196,320
                                                   ------------    ------------     ------------    ============
BALANCE AS OF DECEMBER 31, 1999                      73,412,316       4,404,739       79,670,301


Issuance of common stock and the tax benefit
  of stock plan transactions                            878,766          52,726       12,462,316
Amortization of deferred compensation                        --              --               --
Comprehensive Income:
  Net income                                                 --              --               --    $ 70,544,066
  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --         (53,566)
     Unrealized gain on investments, net of tax              --              --               --       2,508,291
                                                                                                    ------------
          Other comprehensive income                         --              --               --       2,454,725
                                                                                                    ------------
               Comprehensive income                          --              --               --     $72,998,791
                                                   ------------    ------------     ------------    ============
BALANCE AS OF DECEMBER 31, 2000                      74,291,082       4,457,465       92,132,617



Issuance of common stock and the tax benefit
  of stock plan transactions                            880,869          52,852       13,195,354
Amortization of deferred compensation                        --              --               --
Comprehensive Income:
  Net income                                                 --              --               --    $ 65,216,500
  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --         (21,631)
     Unrealized loss on investments, net of tax              --              --               --      (1,042,854)
                                                                                                    ------------
          Other comprehensive loss                           --              --               --      (1,064,485)
                                                                                                    ------------
               Comprehensive income                          --              --               --     $64,152,015
                                                   ------------    ------------     ------------    ============

BALANCE AS OF DECEMBER 31, 2001                      75,171,951    $  4,510,317     $105,327,971
                                                   ============    ============     ============


                                                                                    Accumulated
                                                                                       Other            Total
                                                     Retained        Deferred      Comprehensive    Shareholders'
                                                     Earnings      Compensation       Income          Investment
                                                     --------      ------------       ------          ----------
BALANCE AS OF DECEMBER 31, 1998                   $ 167,805,830   $  (2,054,110)   $   2,044,865    $ 237,008,218

Issuance of common stock and the tax benefit
  of stock plan transactions                                 --        (759,504)              --       14,103,903
Amortization of deferred compensation                        --         742,975               --          742,975
Comprehensive Income:
  Net income                                         64,863,756              --               --       64,863,756

  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --               --
     Unrealized gain on investments, net of tax              --              --               --               --

          Other comprehensive income                         --              --          332,564          332,564

               Comprehensive income                          --              --               --               --
                                                  -------------   -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 1999                     232,669,586      (2,070,639)       2,377,429      317,051,416


Issuance of common stock and the tax benefit
  of stock plan transactions                                 --      (1,269,959)              --       11,245,083
Amortization of deferred compensation                        --         808,271               --          808,271
Comprehensive Income:
  Net income                                         70,544,066              --               --       70,544,066
  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --               --
     Unrealized gain on investments, net of tax              --              --               --               --

          Other comprehensive income                         --              --        2,454,725        2,454,725

               Comprehensive income                          --              --               --               --
                                                  -------------   -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2000                     303,213,652      (2,532,327)       4,832,154      402,103,561



Issuance of common stock and the tax benefit
  of stock plan transactions                                 --      (1,444,019)              --       11,804,187
Amortization of deferred compensation                        --         940,766               --          940,766
Comprehensive Income:
  Net income                                         65,216,500              --               --       65,216,500
  Other comprehensive income:
     Foreign currency translation adjustment                 --              --               --               --
     Unrealized loss on investments, net of tax              --              --               --               --

          Other comprehensive loss                           --              --       (1,064,485)      (1,064,485)

               Comprehensive income                          --              --               --               --
                                                  -------------   -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2001                   $ 368,430,152   $  (3,035,580)   $   3,767,669    $ 479,000,529
                                                  =============   =============    =============    =============






       The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                            2001              2000                1999
                                                                        ------------      ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $65,216,500       $70,544,066         $64,863,756
      Adjustments to reconcile net income to net
            cash provided by operating activities-
                 Depreciation and amortization                            15,192,818        11,334,104           9,656,700
                 (Gain) loss on disposal of assets                           152,757             5,026            (112,252)
                 Gain on sale of investments                              (1,595,634)       (1,443,772)         (2,580,397)
                 Loss on sale of investments                               1,259,381         2,068,229           1,068,288
                 Deferred income taxes                                     1,035,648           497,162             719,999
                 Amortization of deferred compensation                       940,766           808,271             742,975
                 Change in operating assets and liabilities:
                     Accounts receivable, net                              3,619,730        (4,981,168)           (376,706)
                     Inventories                                          (2,317,837)       (2,112,335)         (1,248,758)
                     Prepaid expenses and other                           (3,374,477)       (1,202,885)           (358,346)
                     Accounts payable                                         50,782         1,039,828             685,394
                     Accrued liabilities                                   1,243,370         2,181,213             937,927
                                                                        ------------      ------------         -----------
                            Net cash provided by
                               operating activities                       81,423,804        78,737,739          73,998,580
                                                                        ------------      ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in Held-To-Maturity Securities
          Sales Proceeds                                                          --           952,230                  --
          Maturities and Calls                                            25,658,600        23,160,550          22,755,000
          Purchases                                                      (28,828,709)      (23,558,062)         (8,753,236)
      Activity in Available-For-Sale Securities
          Sales Proceeds                                                   9,697,480         7,023,476           9,431,697
          Purchases                                                      (25,162,596)      (34,284,618)        (69,912,210)
      Plant and equipment additions                                      (45,298,429)      (21,617,088)        (21,968,447)
      Proceeds from sale of plant and equipment                            1,248,287            51,200             516,184
      Increase in other assets                                              (953,486)         (742,899)           (971,246)
                                                                        ------------      ------------         -----------
                            Net cash used for
                               investing activities                      (63,638,853)      (49,015,211)        (68,902,258)
                                                                        ------------      ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and the tax benefit of
          stock plan transactions                                         11,804,187        11,245,083          14,103,903
                                                                        ------------      ------------         -----------
                            Net cash provided by
                               financing activities                       11,804,187        11,245,083          14,103,903
                                                                        ------------      ------------         -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                     29,589,138        40,967,611          19,200,225

CASH AND CASH EQUIVALENTS,
      beginning of year                                                  110,195,583        69,227,972          50,027,747
                                                                        ------------      ------------         -----------

CASH AND CASH EQUIVALENTS,
      end of year                                                       $139,784,721      $110,195,583         $69,227,972
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

     Investments
     Equity securities and U.S. Treasuries are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of available for sale investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income in shareholders' investment. Fixed income securities, excluding U.S. Treasuries, are considered held to maturity and, accordingly, are carried at amortized cost.

     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 2001 and 2000:



         2001                             Cost                  Gains                Losses           Market Value
         ---------------------------------------------------------------------------------------------------------
             U.S. Treasuries         $ 69,991,935            $2,172,456           $         -          $ 72,164,391
             Municipal                 27,008,487               227,952               (42,554)           27,193,885
             Other Fixed Income        34,427,986               506,260                (7,375)           34,926,871
             Equity                    61,306,343             5,345,938            (1,622,895)           65,029,386
                                     ------------            ----------           -----------          ------------
                                     $192,734,751            $8,252,606           $(1,672,824)         $199,314,533
                                     ============            ==========           ============         ============
         2000
             U.S. Treasuries         $ 80,010,620            $1,109,708           $    (5,062)         $ 81,115,266
             Municipal                 21,070,646                51,298               (29,381)           21,092,563
             Other Fixed Income        27,095,719               175,666               (39,377)           27,232,008
             Equity                    45,586,289             7,130,465              (735,222)           51,981,532
                                     ------------            ----------           -----------          ------------
                                     $173,763,274            $8,467,137           $  (809,042)         $181,421,369
                                     ============            ==========           ===========          ============


     Fixed income securities as of December 31, 2001, have contractual maturities as follows:



                                                  Held to Maturity              U.S. Treasuries
                                                  ----------------              ---------------
              Due within one year                   $16,546,500                   $48,239,263
              Due between one and five years         44,598,954                    21,752,672
              Due over five years                       291,019                             -
                                                    -----------                   -----------
                                                    $61,436,473                   $69,991,935
                                                    ===========                   ===========


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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2001 and 2000:



                                                   2001                    2000
                                                   ----                    ----
                  Raw materials                $ 8,376,321             $ 7,362,544
                  Work-in-process                1,649,389               1,488,326
                  Finished goods                 4,379,640               3,236,643
                                               -----------             -----------
                                               $14,405,350             $12,087,513
                                               ===========             ===========



     Plant and Equipment

     Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

     Patents

     The Company's policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $2,333,000 and $2,095,000 at December 31, 2001 and 2000, respectively. In 2000, fully amortized patents with an original cost of approximately $3,200,000 were written off. Patent amortization expense was approximately $238,000, $355,000 and $71,000 in 2001, 2000, and 1999, respectively.

     Revenue Recognition

     The Company's revenue is generated primarily from sales of its products.
        Sales are recognized when the product is shipped and legal title has passed to the customer.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $653,000, $932,000, and $808,000, in 2001, 2000, and
        1999, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $3,780,000, $3,182,000, and $2,535,000, in
        2001, 2000, and 1999, respectively.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued


     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                            2001              2000            1999
                                                                            ----              ----            ----
     Numerators:
        Numerator for both basic and diluted EPS, net income             $65,216,500      $70,544,066       $64,863,756

     Denominators:
       Denominator for basic EPS,
           weighted-average common shares outstanding                     74,778,518       73,941,256        72,999,601
       Potentially dilutive shares resulting from stock option plans       1,093,268        1,576,877         1,996,713
                                                                         -----------      -----------       -----------
       Denominator for diluted EPS                                        75,871,786       75,518,133        74,996,314
                                                                         ===========      ===========       ===========


     For the years ended December 31, 2001, 2000, and 1999, 490,508, 373,865, and 101,897 shares related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

     Other Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
        Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Gentex, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments. The changes in the components of other comprehensive income (loss) are as follows:

                                                                     Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                               2001                               2000                            1999
                                    ---------------------------        --------------------------         ----------------------
                                     Pre-Tax          Tax Exp.           Pre-Tax         Tax Exp.          Pre-Tax       Tax Exp.
                                      Amount           (Credit)          Amount          (Credit)          Amount        (Credit)
                                      ------          ---------          ------          --------          ------         -------
     Unrealized Gain (Loss)
       on Securities                $(1,604,391)     $(561,537)         $3,858,909     $1,350,618          $552,415      $193,346

     Foreign Currency
       Translation Adjustments          (33,278)       (11,647)            (82,409)       (28,843)          (40,777)      (14,272)
                                    -----------      ----------         ----------     ----------          --------      --------

     Other Comprehensive
        Income (Loss)               $(1,637,669)     $(573,184)         $3,776,500     $1,321,775          $511,638      $179,074
                                    ===========      =========          ==========     ==========          ========      ========


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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     New Accounting Standards
     In June 1998 and June 2000, the Financial Accounting Standards Board issued
        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133", respectively, which establish accounting and reporting standards for all derivative instruments and hedging activities. These statements require an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Adoption of these pronouncements on January 1, 2001, had no effect on the Company's consolidated results of operations or financial position, because the Company does not hold derivative instruments or engage in hedging activities.

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2001 or 2000. No compensating balances are required under this line.

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

     The components of the provision for income taxes are as follows:


                                               2001                       2000                        1999
                                           ------------               ------------                 -----------
Currently payable:
   Federal                                 $30,084,000                 $33,417,000                 $30,173,000
   State                                       104,000                      65,000                     459,000
   Foreign                                     177,000                          --                          --
                                           -----------                 -----------                 -----------
 Total                                      30,365,000                  33,482,000                  30,632,000
                                           -----------                 -----------                 -----------
Net deferred:
  Federal                                    1,036,000                     497,000                     720,000
                                           -----------                 -----------                 -----------
Provision for income taxes                 $31,401,000                 $33,979,000                 $31,352,000
                                           ===========                 ===========                 ===========


     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $3,929,000, $4,878,000, and $6,415,000, in 2001, 2000, and 1999,
        respectively.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:



                                                                     2001             2000              1999
                                                                     ----             ----              ----
        Statutory federal income tax rate                            35.0%            35.0%             35.0%
        State income taxes, net of federal income tax benefit         0.1              0.1               0.2
        Foreign Sales Corporation exempted income                    (2.2)            (2.0)             (1.5)
        Tax-exempt investment income                                 (0.3)            (0.4)             (0.6)
        Other                                                        (0.1)            (0.2)             (0.5)
                                                                     ----             ----              ----
        Effective income tax rate                                    32.5%            32.5%             32.6%
                                                                     ====             ====              ====

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3)  INCOME TAXES, continued

     The tax effect of temporary differences which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:



                                                              2001                                 2000
                                             ---------------------------------      ----------------------------------
                                               Current            Non-Current           Current           Non-Current
                                               -------            -----------           -------           -----------
Assets:
   Accruals not currently deductible         $ 1,073,408         $   274,803         $   969,589         $   262,203
   Deferred compensation                              --             817,110                  --             635,326
   Other                                       1,098,961               7,920           1,109,233              11,880
                                             -----------         -----------         -----------         -----------
    Total deferred tax assets                  2,172,369           1,099,833           2,078,822             909,409

Liabilities:
   Excess tax over book depreciation                  --          (5,418,282)                 --          (4,257,983)
   Patent costs                                       --            (454,992)                 --            (360,345)
   Unrealized gain/loss on investments                --          (2,063,424)                 --          (2,624,961)
   Other                                        (257,916)                 --            (193,242)                 --
                                             -----------         -----------         -----------         -----------
   Net deferred taxes                        $ 1,914,453         $(6,836,865)        $ 1,885,580         $(6,333,880)
                                             ===========         ===========         ===========         ===========


        Income taxes paid in cash were approximately $26,546,000, $28,302,000, and $26,530,000, in 2001, 2000, and 1999, respectively.

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2001, 2000, and 1999, the Company's contributions were approximately $718,000, $620,000, and $526,000, respectively.

     The Company does not provide health care benefits to retired employees.

(5)  SHAREHOLDER PROTECTION RIGHTS PLAN

     In March 2001, the Company's Board of Directors adopted an Amended and
         Restated Shareholder Protection Rights Plan (the Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

     Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $110, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.005 per Right and, unless earlier redeemed, will expire on March 29, 2011. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS

     The Company has two stock option plans, including an employee stock option plan ("Employee Plan") and a non-employee directors stock option plan ("Director Plan"), and an employee stock purchase plan. The Company accounts for these plans in accordance with APB Opinion No. 25, as amended by FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro-forma amounts:


                                                       2001                      2000                    1999
                                                       ----                      ----                    ----
        Net Income:           As Reported         $ 65,216,500               $70,544,066                $64,863,756
                              Pro Forma             58,212,674                64,500,375                 60,394,893

        EPS (diluted):        As Reported         $       0.86               $      0.93                $     0.86
                              Pro Forma                   0.77                      0.85                      0.81


     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may sell up to 1,600,000 shares of stock to its employees under the Employee Stock Purchase Plan. The Company has sold to employees 45,463 shares, 47,023 shares, and 50,550 shares in 2001, 2000, and 1999, respectively, and has sold a total of 517,178 shares through December 31, 2001. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2001 was approximately $20.75.

     The Company may grant options for up to 9,000,000 shares under the Employee
        Plan. The Company has granted options on 6,487,710 shares through December 31, 2001. Under the Plan, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     A summary of the status of the Company's employee stock option plan at December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the table and narrative below:



                                                   2001                    2000                      1999
                                           -------------------     -------------------       -------------------
                                            Shares    Wtd. Avg.     Shares    Wtd. Avg.       Shares    Wtd. Avg.
                                            (000)    Ex. Price      (000)    Ex. Price        (000)    Ex. Price
                                            -----    ---------      -----    ---------        -----    ---------
Outstanding at Beginning of Year            3,901    $   18         3,807      $   13         4,145     $   10
Granted                                     1,017        26           887          27           774         25
Exercised                                    (754)        9          (753)          7        (1,055)         6
Forfeited                                     (20)       24           (40)         20           (57)        13
Expired                                        --        --            --          --            --         --
                                           ------    ------        ------      ------        ------     ------
Outstanding at End of Year                  4,144        21         3,901          18         3,807         13
                                           ------    ------        ------      ------        ------     ------
Exercisable at End of Year                  1,792        16         1,736          12         1,660          9
Weighted Avg. Fair Value
 of Options Granted                                     $13                       $13                      $12



     Options Outstanding and Exercisable by Price Range As of December 31, 2001



                                                                                                      Options Exercisable
                                      Options   Outstanding                                    --------------------------------
          --------------------------------------------------------------------------------        Shares       Weighted Average
              Range of           Shares Outstanding       Remaining       Weighted Average      Exercisable        Exercise
           Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
           ---------------          -----------       ----------------     --------------      -----------           -----
            $  1 - $10                   291                 1                   $ 8                   286            $ 8
            $ 11 - $20                 1,443                 2                    15                 1,023             14
            $ 21 - $37                 2,410                 4                    26                   483             26
                                    --------              ----                ------                ------           ----
             Total                     4,144                 3                   $21                 1,792            $16


                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(5)  STOCK-BASED COMPENSATION PLANS, continued

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.4, 4.8, and 5.9 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 5, 5 and 5 years; expected volatility of 54, 54, and 52 percent.

     The Company may grant options for up to 2,000,000 shares under the Director
        Plan. The Company has granted options on 1,124,590 shares through December 31, 2001. Under the plan the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

     A summary of the status of the Director Plan at December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the table and narrative below:

                                               2001                     2000                   1999
                                        --------------------    --------------------   --------------------
                                         Shares    Wtd. Avg.     Shares    Wtd. Avg.    Shares    Wtd. Avg.
                                         (000)    Ex. Price      (000)    Ex. Price     (000)    Ex. Price
                                         -----    ---------      -----    ----------    -----    ---------
Outstanding at Beginning of Year          476       $  9          500      $  7          512      $  6
Granted                                    25         27           24        30           20        29
Exercised                                 (32)         1          (32)        1          (16)        1
Expired                                    --         --          (16)        1          (16)        1
                                         ----       ----         ----      ----         ----      ----
Outstanding at End of Year                469         10          476         9          500         7
                                         ----       ----         ----      ----         ----      ----
Exercisable at End of Year                469         10          472         9          500         7
Weighted Avg. Fair Value
 of Options Granted                                  $20                    $21                    $19



     Options Outstanding and Exercisable by Price Range As Of December 31, 2001




                                                                                                    Options Exercisable
                                       Options  Outstanding                                   ---------------------------------
          --------------------------------------------------------------------------------      Shares       Weighted Average
              Range of          Shares Outstanding        Remaining       Weighted Average      Exercisable        Exercise
           Exercise Prices            (000)           Contractual Life     Exercise Price        (000)               Price
           ---------------         -----------        ----------------     --------------     -----------            -----
               $1 - $10                360                   3                 $  6                  360            $  6
              $11 - $31                109                   8                   25                  109              25
                                    ------              ------               ------               ------         -------
                                       469                   4                 $ 10                  469            $ 10


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 5.1, 5.0, and 5.6 percent; expected dividend yields of 0.0, 0.0 and 0.0 percent; expected lives of 9, 9, and 9 years; expected volatility of 54, 54, and 52 percent.

     In 2001, a restricted stock plan covering 1,600,000 shares expired, and a new restricted stock plan covering 500,000 shares of common stock was approved. The purpose of the plans is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2001, 2000, and 1999, 57,800, 47,800, and
        31,600 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $23.59 to $26.97 in 2001, $18.75 to $37.625 in 2000, and $20.72 to $33.063 in 1999. The
        related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or future results of operations of the Company.


(7)  SEGMENT REPORTING

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
        Information" requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.




                                         2001                 2000                1999
                                     ------------         ------------         -----------
Revenue:
    Automotive Products
       U.S                           $153,685,309         $154,972,098         $151,222,877
       Germany                         63,245,473           60,754,241           47,870,761
       Other                           72,493,418           60,127,795           41,979,787
    Fire Protection Products           20,880,796           21,566,668           21,082,073
                                     ------------         ------------         ------------
    Total                            $310,304,996         $297,420,802         $262,155,498
                                     ============         ============         ============

Operating Income:
    Automotive Products              $ 78,041,939         $ 86,218,950         $ 81,757,998
    Fire Protection Products            4,017,303            4,192,041            3,764,493
                                     ------------         ------------         ------------
    Total                            $ 82,059,242         $ 90,410,991         $ 85,522,491
                                     ============         ============         ============

Assets:
    Automotive Products              $144,204,490         $119,720,400         $101,257,610
    Fire Protection Products            3,779,501            4,396,643            4,353,082
    Other                             358,838,807          304,011,650          232,062,078
                                     ------------         ------------         ------------
    Total                            $506,822,798         $428,128,693         $337,672,770
                                     ============         ============         ============

Depreciation & Amortization:
    Automotive Products              $ 13,699,709         $ 10,349,325         $  8,645,455
    Fire Protection Products              294,956              315,018              323,477
    Other                               1,198,153              669,761              687,768
                                     ------------         ------------         ------------
    Total                            $ 15,192,818         $ 11,334,104         $  9,656,700
                                     ============         ============         ============

Capital Expenditures:
    Automotive Products              $ 39,383,150         $ 21,084,629         $ 19,279,715
    Fire Protection Products              280,251              192,222              322,962
    Other                               5,635,028              340,237            2,365,770
                                     ------------         ------------         ------------
    Total                            $ 45,298,429         $ 21,617,088         $ 21,968,447
                                     ============         ============         ============



Other assets are principally cash, investments, deferred income taxes, and corporate fixed assets.

Automotive Products revenues in the "Other" category are sales to U.S.
     automotive manufacturing plants in Canada, Mexico and other foreign automotive customers, primarily located in Japan. Virtually all non-U.S. sales are invoiced and paid in U.S. dollars; during 2001, approximately 1% of the Company's net sales were invoiced and paid in European euros.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  SEGMENT REPORTING, continued

     During the years presented, the Company had three automotive customers, which individually accounted for 10% or more of net sales as follows:



                                                        Customer
                                         -----------------------------------------

                                           #1                #2                #3
                                           --                --                --
                         2001              38%               18%                *
                         2000              40%               20%                *
                         1999              44%               22%               11%


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

4(b) Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior
            Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as
            Exhibit 4(b) to Registrant's Report on Form 10-Q on April 27, 2001, and the same is hereby incorporated herein by reference.

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

*Indicates a compensatory plan or arrangement.