Form 10-Q
period 2002-03-31
GENTEX CORP
filed 2002-04-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR
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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares Outstanding
            Class                                           at April 17, 2002
            -----                                           -----------------
Common Stock, $0.06 Par Value                                  75,534,077


                        Exhibit Index located at page 10

PART I.             FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     AT MARCH 31, 2002 AND DECEMBER 31, 2001



                                     ASSETS

                                                  March 31, 2002  December 31, 2001
                                                  --------------  -----------------
CURRENT ASSETS
   Cash and cash equivalents                       $140,071,475      $139,784,721
   Short-term investments                            72,368,560        65,859,016
   Accounts receivable, net                          35,640,571        31,994,939
   Inventories                                       13,574,196        14,405,350
   Prepaid expenses and other                         7,325,763         7,814,468
                                                   ------------      ------------

      Total current assets                          268,980,565       259,858,494

PLANT AND EQUIPMENT - NET                           121,392,609       110,862,310

OTHER ASSETS
   Long-term investments                            150,374,602       132,771,234
   Patents and other assets, net                      3,554,635         3,330,760
                                                   ------------      ------------

      Total other assets                            153,929,237       136,101,994
                                                   ------------      ------------

Total assets                                       $544,302,411      $506,822,798
                                                   ============      ============



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                $ 11,453,570      $  9,378,937
   Accrued liabilities                               22,561,380        11,606,467
                                                   ------------      ------------

      Total current liabilities                      34,014,950        20,985,404

DEFERRED INCOME TAXES                                 6,709,096         6,836,865

SHAREHOLDERS' INVESTMENT
   Common stock                                       4,532,045         4,510,317
   Additional paid-in capital                       111,553,111       105,327,971
   Other shareholders' investment                   387,493,209       369,162,241
                                                   ------------      ------------

      Total shareholders' investment                503,578,365       479,000,529
                                                   ------------      ------------

Total liabilities and
   shareholders' investment                        $544,302,411      $506,822,798
                                                   ============      ============



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                        2002             2001
                                     -----------      -----------

NET SALES                            $89,048,468      $79,396,806

COST OF GOODS SOLD                    53,857,806       47,671,157
                                     -----------      -----------


      Gross profit                    35,190,662       31,725,649


OPERATING EXPENSES:
   Research and development            5,585,740        4,900,810
   Selling, general
      & administrative                 5,040,345        4,924,088
                                     -----------      -----------

      Total operating expenses        10,626,085        9,824,898
                                     -----------      -----------

      Operating income                24,564,577       21,900,751


OTHER INCOME:
   Interest and dividend income        2,760,848        3,654,576
   Other, net                            754,301            4,633
                                     -----------      -----------

      Total other income               3,515,149        3,659,209
                                     -----------      -----------

      Income before provision
         for income taxes             28,079,726       25,559,960

PROVISION FOR INCOME TAXES             9,126,500        8,307,000
                                     -----------      -----------


NET INCOME                           $18,953,226      $17,252,960
                                     ===========      ===========

Earnings Per Share:
  Basic                              $      0.25      $      0.23
  Diluted                            $      0.25      $      0.23

Weighted Average Shares:
  Basic                               75,313,856       74,375,407
  Diluted                             76,347,821       75,555,508


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                             2002               2001
                                                        -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  18,953,226     $  17,252,960
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                      4,576,614         3,764,949
         (Gain) loss on disposal of equipment                 (27,250)          171,665
         Deferred income taxes                                 73,459          (135,991)
         Amortization of deferred compensation                268,967           218,686
         Change in operating assets and liabilities:
            Accounts receivable, net                       (3,645,632)       (2,066,710)
            Inventories                                       831,154           258,823
            Prepaid expenses and other                        589,117        (1,537,453)
            Accounts payable                                2,074,633         3,444,896
            Accrued liabilities                            10,954,913         9,867,150
                                                        -------------     -------------
              Net cash provided by
                 operating activities                      34,649,201        31,238,975
                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments           (6,509,544)       (8,849,792)
   Plant and equipment additions                          (15,253,685)      (17,248,034)
   Proceeds from sale of plant and equipment                  189,926         1,214,285
   (Increase) decrease in long-term investments           (18,465,197)        6,594,225
   (Increase) decrease in other assets                       (296,465)         (134,793)
                                                        -------------     -------------
              Net cash used for
                 investing activities                     (40,334,965)      (18,424,109)
                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                5,972,518         3,496,768
                                                        -------------     -------------
              Net cash provided by
                 financing activities                       5,972,518         3,496,768
                                                        -------------     -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                           286,754        16,311,634

CASH AND CASH EQUIVALENTS,
   beginning of period                                    139,784,721       110,195,583
                                                        -------------     -------------

CASH AND CASH EQUIVALENTS,
   end of period                                        $ 140,071,475     $ 126,507,217
                                                        =============     =============



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2001 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2002, and December 31, 2001, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:


                    March 31, 2002  December 31, 2001
                    --------------  -----------------
Raw materials        $ 7,359,879      $ 8,376,321
Work-in-process        1,584,723        1,649,389
Finished goods         4,629,594        4,379,640
                     -----------      -----------
                     $13,574,196      $14,405,350
                     ===========      ===========

(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                  March 31, 2002            March 31, 2001
                                  --------------            --------------
Quarter Ended                      $18,336,351                $14,763,386


(5) The increase in common stock and additional paid-in capital during the quarter ended March 31, 2002, is attributable to the issuance of 362,126 shares of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                   Quarter Ended March 31,
                                -----------------------------
Revenue:                           2002             2001
                                   ----             ----
  Automotive Products           $83,893,419      $74,119,197
  Fire Protection Products        5,155,049        5,277,609
                                -----------      -----------
  Total                         $89,048,468      $79,396,806
                                ===========      ===========
Operating Income:
  Automotive Products           $23,550,891      $21,006,969
  Fire Protection Products        1,013,686          893,782
                                -----------      -----------
  Total                         $24,564,577      $21,900,751
                                ===========      ===========

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           FIRST QUARTER 2002 VERSUS FIRST QUARTER 2001

           Net Sales. Net sales for the first quarter of 2002 increased by approximately $9,652,000, or 12%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by $9,774,000, or 13%, as automatic mirror unit shipments increased by 11% from approximately 1,850,000 in the first quarter of 2001 to 2,056,000 in the current quarter. This increase primarily reflected the increased penetration of interior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2002 model year mid-sized vehicle models. Unit shipments to customers in North America increased by 15.5%, primarily due to increased penetration, as North American light vehicle production schedules increased by approximately 3%. Mirror unit shipments to automotive customers outside North America increased by 6% compared with the first quarter in 2001, primarily due to increased interior mirror shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products decreased 2%, primarily due to lower hotel / motel construction after the September 11, 2001, terrorist attack.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained unchanged at 60% in the first quarter of 2002 compared to the first quarter of 2001. This unchanged percentage primarily reflected annual customer price reductions offset by the higher sales level leveraged over the fixed overhead costs.

           Operating Expenses. Research and development expenses increased approximately $685,000, but remained unchanged at 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $116,000, but remained unchanged at 6% of net sales, when compared with the first quarter of 2001.

           Other Income - Net. Other income decreased by approximately $144,000 when compared with the first quarter of 2001, primarily due to declining interest rates on investments, partially offset by realized gains from sales of equity investments.

           FINANCIAL CONDITION:

           Management considers the Company's working capital and long-term investments totaling approximately $385,340,000 at March 31, 2002, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

           TRENDS AND DEVELOPMENTS:

           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2001 10-K report during the quarter ended March 31, 2002.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  See Exhibit Index on Page 10.

        (b) No reports on Form 8-K were filed during the three months ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENTEX CORPORATION



         Date:     4/30/02                    /s/ Fred T. Bauer
              -------------------             ---------------------------------
                                              Fred T. Bauer
                                              Chairman and Chief
                                              Executive Officer



         Date:     4/30/02                    /s/ Enoch C. Jen
             --------------------             ---------------------------------
                                              Enoch C. Jen
                                              Vice President - Finance,
                                              Principal Financial and
                                              Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
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

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------

*10(b)(3)       Gentex Corporation Non-Employee Director Stock Option Plan (as
                amended and restated, effective March 7, 1997), was filed as
                Exhibit 10(b)(4) to Registrant's Report on Form 10-K dated March
                7, 1997, and the same is incorporated herein by reference.

*10(b)(4)       Gentex Corporation 2002 Nonemployee Director Stock Option Plan
                (adopted March 6, 2002).

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration
                Statement on Form S-2 (Registration No. 33-30353) as Exhibit
                10(k) and the same is hereby incorporated herein by reference.



              ---------------------------------------------------




*Indicates a compensatory plan or arrangement.