Form 10-Q
period 2002-06-30
GENTEX CORP
filed 2002-07-30
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          ----------  ----------

COMMISSION FILE NO.  0-10235

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                       38-2030505
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  600 N. CENTENNIAL, ZEELAND, MICHIGAN                      49464
(Address of principal executive offices)                  (Zip Code)

                                 (616) 772-1800
              (Registrant's telephone number, including area code)


          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    x              No
          -----------          ----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      Yes                     No
         -----------            ----------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
             Class                                   at July 18, 2002
             -----                                   ----------------
  Common Stock, $0.06 Par Value                         75,818,143


                        Exhibit Index located at page 10

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     At June 30, 2002 and December 31, 2001




                                            ASSETS

                                                  June 30, 2002              December 31, 2001
                                                 ---------------             -----------------
CURRENT ASSETS
   Cash and cash equivalents                        $157,517,861                  $139,784,721
   Short-term investments                             53,365,644                    65,859,016
   Accounts receivable, net                           39,916,700                    31,994,939
   Inventories                                        15,049,237                    14,405,350
   Prepaid expenses and other                          6,281,425                     7,814,468
                                                 ---------------             -----------------

      Total current assets                           272,130,867                   259,858,494

PLANT AND EQUIPMENT - NET                            121,754,886                   110,862,310

OTHER ASSETS
   Long-term investments                             158,830,300                   132,771,234
   Patents and other assets, net                       3,881,428                     3,330,760
                                                 ---------------             -----------------

      Total other assets                             162,711,728                   136,101,994
                                                 ---------------             -----------------

Total assets                                        $556,597,481                  $506,822,798
                                                 ===============             =================

                           LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                  $13,862,227                    $9,378,937
   Accrued liabilities                                14,749,249                    11,606,467
                                                 ---------------             -----------------

      Total current liabilities                       28,611,476                    20,985,404

DEFERRED INCOME TAXES                                  5,161,994                     6,836,865

SHAREHOLDERS' INVESTMENT
   Common stock                                        4,549,089                     4,510,317
   Additional paid-in capital                        116,202,636                   105,327,971
   Other shareholders' investment                    402,072,286                   369,162,241
                                                 ---------------             -----------------

      Total shareholders' investment                 522,824,011                   479,000,529
                                                 ---------------             -----------------

Total liabilities and
   shareholders' investment                         $556,597,481                  $506,822,798
                                                 ===============             =================



     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                 Six Months Ended
                                                               June 30                            June 30
                                                    ------------------------------     -------------------------------

                                                           2002           2001               2002            2001
                                                           ----           ----               ----            ----
NET SALES                                              $97,346,344    $77,074,568        $186,394,812    $156,471,374

COST OF GOODS SOLD                                      58,280,926     46,710,921         112,138,732      94,382,078
                                                    ------------------------------     -------------------------------


      Gross profit                                      39,065,418     30,363,647          74,256,080      62,089,296


OPERATING EXPENSES:
   Research and development                              5,623,863      5,325,034          11,209,603      10,225,844
   Selling, general
      & administrative                                   5,243,953      4,780,327          10,284,298       9,704,414
                                                    ------------------------------     -------------------------------

      Total operating expenses                          10,867,816     10,105,361          21,493,901      19,930,258
                                                    ------------------------------     -------------------------------

      Income from operations                            28,197,602     20,258,286          52,762,179      42,159,038


OTHER INCOME:
   Interest and dividend income                          2,915,457      3,253,200           5,676,305       6,907,776
   Other, net                                              460,708        483,338           1,215,009         487,970
                                                    ------------------------------     -------------------------------

      Total other income                                 3,376,165      3,736,538           6,891,314       7,395,746
                                                    ------------------------------     -------------------------------

      Income before provision
         for income taxes                               31,573,767     23,994,824          59,653,493      49,554,784

PROVISION FOR INCOME TAXES                              10,263,000      7,799,000          19,389,500      16,106,000
                                                    ------------------------------     -------------------------------


NET INCOME                                             $21,310,767    $16,195,824         $40,263,993     $33,448,784
                                                    ==============================     ===============================

Earnings Per Share:
  Basic                                                      $0.28          $0.22               $0.53           $0.45
  Diluted                                                    $0.28          $0.21               $0.53           $0.44

Weighted Average Shares:
  Basic                                                 75,685,015     74,677,817          75,494,641      74,521,573
  Diluted                                               76,619,056     75,865,525          76,482,761      75,701,341


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2002 and 2001

                                                                                   2002               2001
                                                                              -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $40,263,993        $33,448,784
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                            9,239,381          7,599,259
         (Gain) loss on disposal of equipment                                        11,180            155,797
         Deferred income taxes                                                    2,008,634            239,088
         Amortization of deferred compensation                                      581,818            454,873
         Change in operating assets and liabilities:
            Accounts receivable, net                                             (7,921,761)         4,971,858
            Inventories                                                            (643,887)           527,177
            Prepaid expenses and other                                            1,879,434         (2,525,072)
            Accounts payable                                                      4,483,290            223,400
            Accrued liabilities                                                   3,142,782          1,134,712
                                                                              -------------       ------------
              Net cash provided by
                 operating activities                                            53,044,864         46,229,876
                                                                              -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments                                 12,493,372         (6,893,480)
   Plant and equipment additions                                                (20,235,959)       (29,069,936)
   Proceeds from sale of plant and equipment                                        189,926          1,241,285
   (Increase) decrease in long-term investments                                 (37,573,053)         4,977,167
   (Increase) decrease in other assets                                             (597,096)          (521,539)
                                                                              -------------       ------------
              Net cash used for
                 investing activities                                           (45,722,810)       (30,266,503)
                                                                              -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock and tax benefit of
     stock plan transactions                                                     10,411,086          7,244,055
                                                                              -------------       ------------
              Net cash provided by
                 financing activities                                            10,411,086          7,244,055
                                                                              -------------       ------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                              17,733,140         23,207,428

CASH AND CASH EQUIVALENTS,
   beginning of period                                                          139,784,721        110,195,583
                                                                              -------------       ------------

CASH AND CASH EQUIVALENTS,
   end of period                                                               $157,517,861       $133,403,011
                                                                              =============       ============



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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2002, and December 31, 2001, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                                       June 30, 2002                    December 31, 2001
                                                       -------------                    -----------------
                  Raw materials                        $  7,501,534                      $  8,376,321
                  Work-in-process                         1,869,728                         1,649,389
                  Finished goods                          5,677,975                         4,379,640
                                                       ------------                      ------------
                                                       $ 15,049,237                      $ 14,405,350
                                                       ============                      ============


(4) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                                        June 30, 2002                      June 30, 2001
                                                        -------------                      -------------
              Quarter Ended                             $14,494,227                         $18,237,099
              Six Months Ended                           32,830,578                          33,000,485


(5) The increase in common stock and additional paid-in capital during the quarter and six months ended June 30, 2002, is attributable to the issuance of 284,066 and 646,192 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(6) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                                      Quarter Ended June 30,                    Six Months Ended June 30,
                                                  --------------------------------          -------------------------------
                                                     2002                2001                  2002                2001
                                                     ----                ----                  ----                ----
         Revenue:
           Automotive Products                     $91,566,416         $71,413,728          $175,459,835       $145,532,925
           Fire Protection Products                  5,779,928           5,660,840            10,934,977         10,938,449
                                                   -----------         -----------          ------------       ------------
           Total                                   $97,346,344         $77,074,568          $186,394,812       $156,471,374
                                                   ===========         ===========          ============       ============
         Operating Income:
           Automotive Products                     $27,141,179         $18,936,770          $ 50,692,070       $ 39,943,740
           Fire Protection Products                  1,056,423           1,321,516             2,070,109          2,215,298
                                                   -----------         -----------          ------------       ------------
           Total                                   $28,197,602         $20,258,286          $ 52,762,179       $ 42,159,038
                                                   ===========         ===========          ============       ============

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           SECOND QUARTER 2002 VERSUS SECOND QUARTER 2001
           Net Sales. Net sales for the second quarter of 2002 increased by approximately $20,272,000, or 26%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by $20,153,000, or 28%, as automatic-dimming mirror unit shipments increased by 29% from approximately 1,753,000 in the second quarter of 2001 to 2,265,000 in the current quarter. This increase reflected the increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2002 mid-sized and some early 2003 model year vehicles. Shipments to customers in North America increased by 25%, primarily due to increased penetration and higher North American automotive production levels. Mirror unit shipments to automotive customers outside North America increased by 35% compared with the second quarter in 2001, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 2%, primarily due to higher sales of certain of the Company's signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the second quarter of 2001 to 60% in the second quarter of 2002. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs.

           Operating Expenses. Research and development expenses increased approximately $299,000, but decreased from 7% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $464,000, but decreased from 6% to 5% of net sales, when compared with the second quarter of 2001. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices, including the opening of an office in Korea.

           Other Income - Net. Other income decreased by approximately $360,000 when compared with the second quarter of 2001, primarily due to declining interest rates on investments.

           SIX MONTHS ENDED JUNE 30, 2002, VERSUS SIX MONTHS ENDED JUNE 30, 2001 Net Sales. Net sales for the six months ended June 30, 2002, increased by approximately $29,923,000, or 19%, when compared with the same period last year. Automatic-dimming mirror unit shipments increased by 20% from approximately 3,603,000 in the first six months of 2001 to 4,321,000 in the first six months of 2002. This increase reflected the increased penetration on 2002 mid-sized and some early 2003 model year vehicles for interior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 20%, primarily due to increased penetration and higher North American automotive production levels. Mirror unit shipments to automotive customers outside North America increased by 19% compared with the first six months in 2001, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products were flat.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained unchanged at 60% in the first six months of 2002. This unchanged percentage primarily reflected customer price reductions, offset by the higher sales level leveraged over the fixed overhead costs.

           Operating Expenses. For the six months ended June 30, 2002, research and development expenses increased approximately $984,000, but decreased from 7% to 6% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $580,000, but remained at 6% of net sales, when compared with the first six months of 2001. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices to support future growth opportunities.

           SIX MONTHS ENDED JUNE 30, 2002, VERSUS SIX MONTHS ENDED JUNE 30, 2001 (CONT.)

           Other Income - Net. Other income for the six months ended June 30, 2002, decreased by approximately $504,000 when compared with the first six months of 2001, primarily due to declining interest rates on investments, partially offset by realized gains from sales of equity investments.

           FINANCIAL CONDITION:
           Management considers the Company's working capital and long-term investments totaling approximately $402,350,000 at June 30, 2002, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the current year and the foreseeable future.

           TRENDS AND DEVELOPMENTS:
           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2001 10-K report during the quarter ended June 30, 2002.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this item is provided under the caption "Trends and Developments" under Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

PART II. OTHER INFORMATION

                  Item 4.  Submission of Matters to a Vote of Security Holders

                           The annual meeting of the shareholders of the Company was held on May 9, 2002, at which:

                           (a) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes.

                                                          Arlyn Lanting         Kenneth La Grand        Ted Thompson
                                                          -------------         ----------------        ------------
                                    For                      65,393,429            54,546,803             64,486,896
                                    Against                         -                    -                       -
                                    Withheld                    386,738            11,233,364              1,293,271
                                    Broker Non-Votes                -                    -                       -


                                    The terms of office for incumbent Directors
                                    Fred Bauer, Mickey Fouts, John Mulder, Fred
                                    Sotok and Leo Weber, continued after the meeting.

                           (b) A proposal to approve the Gentex 2002 Non-Employee Director Stock Option Plan was approved by the following vote:

                                    For                      62,728,850
                                    Against                   4,077,960
                                    Abstain                     426,521
                                    Broker Non-Votes                -



                  Item 6.  Exhibits and Reports on Form 8-K

                           (a) See Exhibit Index on Page 10.

                           (b) No reports on Form 8-K were filed during the
                               three months ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GENTEX CORPORATION



      Date:    7/30/02                           /s/ Fred T. Bauer
           ----------------------                -------------------------------
                                                 Fred T. Bauer
                                                 Chairman and Chief
                                                 Executive Officer



      Date:    7/30/02                           /s/ Enoch C. Jen
          -----------------------                -------------------------------
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

*10(b)(3)       Gentex Corporation Non-Employee Director Stock Option Plan
                (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to
                Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors was filed as a part of a Registration Statement on Form S-2 (Registration No. 33-30353) as Exhibit 10(k) and the same is hereby incorporated herein by reference.




*Indicates a compensatory plan or arrangement.