Form 10-Q/A
period 2002-06-30
GENTEX CORP
filed 2002-08-14
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

PART II. OTHER INFORMATION

                  Registrant is amending this Quarterly Report on Form 10-Q solely for the purpose of filing Exhibits 99.1 and 99.2.

           Item 6.  Exhibits and Reports on Form 8-K.

           (a) The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:

                  99.1 Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                  99.2 Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              GENTEX CORPORATION



  Date:     August 14, 2002                    /s/ Fred T. Bauer
       -----------------------                ---------------------------------
                                              Fred T. Bauer
                                              Chairman and Chief
                                              Executive Officer



  Date:   August 14, 2002                      /s/ Enoch C. Jen
      ------------------------                ---------------------------------
                                              Enoch C. Jen
                                              Vice President - Finance,
                                              Principal Financial and
                                              Accounting Officer

                                  EXHIBIT LIST
                                  ------------

 EXHIBIT No.              DESCRIPTION
 -----------              -----------

     99.1 Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

     99.2 Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).