Form 10-Q
period 2002-09-30
GENTEX CORP
filed 2002-10-31
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR
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

                  Yes    X                  No
                      --------                 --------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  Yes                       No
                      --------                 --------


APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Shares Outstanding
               Class                           at October 17, 2002
               -----                           -------------------
   Common Stock, $0.06 Par Value                   76,073,245


                        Exhibit Index located at page 13

PART I.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                              ASSETS
                                                                September 30, 2002     December 31, 2001
                                                                ------------------     -----------------
CURRENT ASSETS
   Cash and cash equivalents                                       $151,561,932           $139,784,721
   Short-term investments                                            44,449,810             65,859,016
   Accounts receivable, net                                          40,775,959             31,994,939
   Inventories                                                       17,649,171             14,405,350
   Prepaid expenses and other                                         6,692,107              7,814,468
                                                                   ------------           ------------

      Total current assets                                          261,128,979            259,858,494

PLANT AND EQUIPMENT - NET                                           122,172,675            110,862,310

OTHER ASSETS
   Long-term investments                                            188,334,263            132,771,234
   Patents and other assets, net                                      4,009,277              3,330,760
                                                                   ------------           ------------

      Total other assets                                            192,343,540            136,101,994
                                                                   ------------           ------------

Total assets                                                       $575,645,194           $506,822,798
                                                                   ============           ============



                               LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                $ 14,094,801           $  9,378,937
   Accrued liabilities                                               17,825,069             11,606,467
                                                                   ------------           ------------

      Total current liabilities                                      31,919,870             20,985,404

DEFERRED INCOME TAXES                                                 2,099,869              6,836,865

SHAREHOLDERS' INVESTMENT
   Common stock                                                       4,564,395              4,510,317
   Additional paid-in capital                                       120,470,768            105,327,971
   Other shareholders' investment                                   416,590,292            369,162,241
                                                                   ------------           ------------

      Total shareholders' investment                                541,625,455            479,000,529
                                                                   ------------           ------------

Total liabilities and
   shareholders' investment                                        $575,645,194           $506,822,798
                                                                   ============           ============



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                       Three Months Ended              Nine Months Ended
                                           September 30                   September 30
                                 ------------------------------   -----------------------------
                                      2002             2001           2002            2001
                                      ----             ----           ----            ----
NET SALES                        $ 101,516,275    $  74,116,183   $ 287,911,087   $ 230,587,557

COST OF GOODS SOLD                  60,820,878       45,685,789     172,959,610     140,067,867
                                 ------------------------------   -----------------------------


      Gross profit                  40,695,397       28,430,394     114,951,477      90,519,690


OPERATING EXPENSES:
   Research and development          5,974,215        5,081,973      17,183,818      15,307,817
   Selling, general
      & administrative               5,142,636        4,694,263      15,426,934      14,398,677
                                 ------------------------------   -----------------------------

      Total operating expenses      11,116,851        9,776,236      32,610,752      29,706,494
                                 ------------------------------   -----------------------------

      Income from operations        29,578,546       18,654,158      82,340,725      60,813,196


OTHER INCOME (EXPENSE)
   Interest, net                     2,996,813        3,090,374       8,673,118       9,998,150
   Other                              (832,098)         371,728         382,911         859,698
                                 ------------------------------   -----------------------------

      Total other income             2,164,715        3,462,102       9,056,029      10,857,848
                                 ------------------------------   -----------------------------

      Income before provision
         for income taxes           31,743,261       22,116,260      91,396,754      71,671,044

PROVISION FOR INCOME TAXES          10,316,000        7,188,000      29,705,500      23,294,000
                                 ------------------------------   -----------------------------


NET INCOME                       $  21,427,261    $  14,928,260   $  61,691,254   $  48,377,044
                                 ==============================   =============================

Earnings Per Share:
  Basic                          $        0.28    $        0.20   $        0.82   $        0.65
  Diluted                        $        0.28    $        0.20   $        0.81   $        0.64

Weighted Average Shares:
  Basic                             75,688,349       74,966,071      75,379,342      74,665,184
  Diluted                           76,585,241       76,140,308      76,521,515      75,842,779


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                       Nine Months Ended September 30,
                                                       ------------------------------
                                                            2002             2001
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  61,691,254    $  48,377,044
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                    14,329,578       11,723,699
         (Gain) loss on disposal of equipment                 11,180          154,093
         Deferred income taxes                             2,497,161          363,198
         Amortization of deferred compensation               854,654          698,909
         Change in operating assets and liabilities:
            Accounts receivable, net                      (8,781,020)         879,916
            Inventories                                   (3,243,821)      (3,570,893)
            Prepaid expenses and other                     1,684,689         (657,426)
            Accounts payable                               4,715,864        2,871,105
            Accrued liabilities                            6,218,602        2,253,073
                                                       -------------    -------------
              Net cash provided by
                 operating activities                     79,978,141       63,092,718
                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in short-term investments          21,409,206      (31,545,088)
   Plant and equipment additions                         (25,534,851)     (39,001,311)
   Proceeds from sale of plant and equipment                 189,926        1,244,285
   (Increase) decrease in long-term investments          (77,838,701)      18,480,051
   (Increase) decrease in other assets                      (849,620)        (700,974)
                                                       -------------    -------------
              Net cash used for
                 investing activities                    (82,624,040)     (51,523,037)
                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock in connection with
     stock plan transactions                              14,423,110       10,262,587
                                                       -------------    -------------
              Net cash provided by
                 financing activities                     14,423,110       10,262,587
                                                       -------------    -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                       11,777,211       21,832,268

CASH AND CASH EQUIVALENTS,
   beginning of period                                   139,784,721      110,195,583
                                                       -------------    -------------

CASH AND CASH EQUIVALENTS,
   end of period                                       $ 151,561,932    $ 132,027,851
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

(2) In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2002, and December 31, 2001, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                                     September 30, 2002                December 31, 2001
                                                     ------------------                -----------------
                  Raw materials                         $10,127,477                       $ 8,376,321
                  Work-in-process                         1,915,579                         1,649,389
                  Finished goods                          5,606,115                         4,379,640
                                                        -----------                       -----------
                                                        $17,649,171                       $14,405,350
                                                        ===========                       ===========

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):



                                                    Quarter Ended September 30,              Nine Months Ended September 30,
                                                    ---------------------------              -------------------------------
                                                       2002              2001                  2002                  2001
                                                       ----              ----                  ----                  ----
         Numerators:
            Numerator for both basic and
                diluted EPS, net income            $21,427,261        $14,928,260            $61,691,254          $48,377,044

         Denominators:
            Denominator for basic EPS,
               weighted-average shares
               outstanding                          75,688,349         74,966,071             75,379,342           74,665,184
            Potentially dilutive shares
               resulting from stock plans              896,892          1,174,237              1,142,173            1,177,595
                                                    ----------         ----------             ----------           ----------

            Denominator for diluted EPS             76,585,241         76,140,308             76,521,515           75,842,779
                                                    ==========         ==========             ==========           ==========

         Shares related to stock plans
         not included in diluted average
         common shares outstanding
         because their effect would be
         antidilutive                                  838,681            452,710                616,265              463,654



(5) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:



                                                     September 30, 2002                 September 30, 2001
                                                     ------------------                 ------------------
              Quarter Ended                             $14,516,584                          $9,532,007
              Nine Months Ended                          47,347,162                          42,532,492

                       GENTEX CORPORATION AND SUBSIDIARIES

(6) The increase in common stock and additional paid-in capital during the quarter ended September 30, 2002, is attributable to the issuance of 255,102 and 901,294 shares, respectively, of the Company's common stock under its stock-based compensation plans.

(7) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:


                                      Quarter Ended September 30,            Nine Months Ended September 30,
                                   ---------------------------------         -------------------------------
                                       2002                 2001                 2002                 2001
                                       ----                 ----                 ----                 ----
Revenue:
  Automotive Products              $ 95,993,245         $ 68,644,031         $271,453,080         $214,176,956
  Fire Protection Products            5,523,030            5,472,152           16,458,007           16,410,601
                                   ------------         ------------         ------------         ------------
  Total                            $101,516,275         $ 74,116,183         $287,911,087         $230,587,557
                                   ============         ============         ============         ============
Operating Income:
  Automotive Products              $ 28,642,341         $ 17,530,876         $ 79,334,411         $ 57,474,616
  Fire Protection Products              936,205            1,123,282            3,006,314            3,338,580
                                   ------------         ------------         ------------         ------------
  Total                            $ 29,578,546         $ 18,654,158         $ 82,340,725         $ 60,813,196
                                   ============         ============         ============         ============


                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           THIRD QUARTER 2002 VERSUS  THIRD QUARTER 2001

           Net Sales. Net sales for the third quarter of 2002 increased by approximately $27,400,000, or 37%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by $27,349,000, or 40%, as electrochromic mirror unit shipments increased by 29% from approximately 1,704,000 in the third quarter of 2001 to 2,206,000 in the current quarter. This increase reflected the increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2003 model year vehicles plus additional content. Unit shipments to customers in North America increased by 26%, primarily due to increased penetration into the mid-sized vehicle segment and higher automotive production levels. Mirror unit shipments to automotive customers outside North America increased by 35% compared with the third quarter in 2001, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 1%, primarily due to higher sales of certain of the Company's signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 62% in the third quarter of 2001 to 60% in the third quarter of 2002. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions to two major automotive customers.

           Operating Expenses. Research and development expenses increased approximately $892,000, but decreased from 7% to 6% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $448,000, but decreased from 6% to 5% of net sales, when compared with the third quarter of 2001. This increased expense primarily reflected the expansion of the Company's overseas sales and engineering offices.

           Other Income - Net. Other income decreased by approximately $1,297,000 when compared with the third quarter of 2001, primarily due to realized losses on the sale of equity investments.

           NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

           Net Sales. Net sales for the nine months ended September 30, 2002, increased by approximately $57,324,000, or 25%, when compared with the same period last year. Net sales of the Company's automotive mirrors increased by 27%, as electrochromic mirror unit shipments increased by 23% from approximately 5,308,000 in the first nine months of 2001 to 6,540,000 in the first nine months of 2002. This increase primarily reflected increased penetration on 2002 and 2003 model year vehicles for interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors. Shipments to customers in North America increased by 22%, primarily due to increased penetration and higher automotive production levels. Mirror unit shipments to automotive customers outside North America increased by 24% compared with the first nine months in 2001, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products marginally increased.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% in the first nine months of 2001, to 60% for the comparable period in 2002. This increased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs.

           NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001 (CONT.)

           Operating Expenses. For the nine months ended September 30, 2002, research and development expenses increased approximately $1,876,000, but decreased from 7% to 6% of net sales, when compared with the same period last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,028,000, but decreased from 6% to 5% of net sales, when compared with the first nine months of 2001. This increased expense primarily reflected the expansion of the Company's overseas automotive sales and engineering offices to support future growth opportunities.

           Other Income - Net. Other income for the nine months ended September 30, 2002, decreased by approximately $1,802,000 when compared with the first nine months of 2001, primarily due to realized losses on the sale of equity investments and declining interest rates.

           FINANCIAL CONDITION:

           Cash flow from operating activities for the nine months ended September 30, 2002, increased $16,885,000 to $79,978,000, compared to
           $63,093,000 for the same period last year, primarily due to increased net income. Capital expenditures for the nine months ended September 30, 2002, were $25,535,000, compared to $39,001,000 for the same period last year, primarily due to decreased purchases of electronic manufacturing equipment.

           Management considers the Company's working capital and long-term investments totaling approximately $417,543,000 at September 30, 2002, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

           On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate.

           TRENDS AND DEVELOPMENTS:

           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2001 Form 10-K report.

           The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products. The Company utilizes the forecasting services of J.D. Powers and Associates, and its current forecasts for light vehicle production are approximately
           16.5 million for North America, 16.0 million for Western Europe, and
           17.8 million for the Asia/Pacific region for calendar 2002.

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

           On October 1, 2002, Magna International acquired Donnelly Corporation. Donnelly is the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna and Donnelly. At this time, it is too early to determine the impact, if any, of Magna's acquisition of Donnelly upon the Company.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.


ITEM 4.    CONTROLS AND PROCEDURES

           As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002 to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.


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



PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

                           (a) See Exhibit Index on Page 13.

                           (b) No reports on Form 8-K were filed during the
                               three months ended September 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GENTEX CORPORATION



     Date:     10/31/02                  /s/ Fred T. Bauer
          ---------------------          -------------------------------
                                         Fred T. Bauer
                                         Chairman and Chief
                                         Executive Officer



     Date:   10/31/02                    /s/ Enoch C. Jen
         ----------------------          -------------------------------
                                         Enoch C. Jen
                                         Vice President - Finance,
                                         Principal Financial and
                                         Accounting Officer

                                 CERTIFICATIONS


I, Fred T. Bauer, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Gentex Corporation;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



           Date:  October 31, 2002
                ---------------------

                                                /s/ Fred T. Bauer
                                                -------------------------------
                                                Chief Executive Officer

I, Enoch C. Jen, certify that:

           1. I have reviewed this quarterly report on Form 10-Q of Gentex Corporation;

           2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



           Date:  October 31, 2002
                ---------------------

                                             /s/ Enoch C. Jen
                                             --------------------------
                                             Vice President - Finance

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



EXHIBIT NO.                                      DESCRIPTION                                              PAGE
-----------                                      -----------                                              ----
*10(b)(3)       Gentex Corporation 2002 Non-Employee Director Stock Option Plan
                (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to
                Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

10(e)           The form of Indemnity Agreement between Registrant and each of
                the Registrant's directors and certain officers.                                            15

99.1            Certificate of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                               19

99.2            Certificate of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                               20







*Indicates a compensatory plan or arrangement.