Form 10-K
period 2002-12-31
GENTEX CORP
filed 2003-03-04
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2002.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from                       to                   .
                                      ------------------     -----------------

Commission File No.:   0-10235
                       --------

                               GENTEX CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                        38-2030505
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


 600 N. CENTENNIAL STREET, ZEELAND, MICHIGAN                 49464
   (Address of principal executive offices)                (Zip Code)


                                 (616) 772-1800
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each Class               Name of each exchange on which registered

        NONE                      ---------------------------------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
         Yes  X        No:
            -----         -----

As of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), 75,818,503 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $1,968,286,758 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.


                        Exhibit Index located at Page 35

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

         The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior Night Vision Safety(TM) (NVS(R)) Mirror, an electrochromic (EC) automatic-dimming interior rearview mirror, providing the first successful commercial application of electrochromic technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior Night Vision Safety Mirror Sub-Assembly, which works as a complete glare-control system with the interior NVS Mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.

         During 2001 and 2002, the Company began making shipments of its NVS mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel Cross Car Line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento.

         The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Information section of the Company's Internet website (http://www.gentex.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note 8 to the Consolidated Financial Statements filed with this report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products primarily for the commercial building industry.

AUTOMATIC-DIMMING REARVIEW MIRRORS

         Interior NVS Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The NVS Mirror offers all of the continuous reflectance levels between its approximate 85% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.

         During 1991, the Company began shipping the first advanced-feature interior NVS Mirror, the NVS Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping its NVS Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a new interior NVS Mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with its proprietary light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps. At the beginning of 2000, the Company began shipping to General Motors interior NVS Mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology.

         The Company shipped approximately 4,609,000 interior NVS Mirrors in 2000, approximately 5,000,000 in 2001, and approximately 6,305,000 in 2002.

         During 2001 and 2002, the Company began making shipments of its NVS Mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel Cross Car Line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento.

         During 2002, the growth in unit shipments resulted from increased penetration of light vehicles manufactured worldwide. The Company's interior NVS(R) Mirrors are standard equipment or factory-or distributor/dealer-installed options on certain trim levels of the following 2003 and 2003-1/2 vehicle models:

TABLE 1. INTERIOR NVS(R) MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)

GM/Cadillac         Deville                               DaimlerChrysler /      Dakota Pickup
                    Seville                                  Dodge               Durango
                    CTS                                                          Grand Caravan
                    Escalade                                                     Intrepid
GM/Buick            LeSabre Custom                                               Ram Pickup
                    Park Avenue                           DaimlerChrysler /      Grand Cherokee
GM/Hummer           H2                                        Jeep               Liberty
GM/Oldsmobile       Aurora                                                       Wrangler
GM/Pontiac          Bonneville                            DaimlerChrysler/       M Class
GM/Chevrolet        Blazer                                    Mercedes-Benz
                    Corvette                              BMW                    X5
                    Express Van                           Volkswagen             Beetle
                    Silverado Pickup                      Nissan                 Altima
                    Suburban                                                     Maxima
                    Avalanche                             Toyota                 Avalon
                    Tahoe                                                        Camry Solara
GM/GMC              Jimmy                                                        Camry
                    Savana Van                                                   Corolla / Matrix
                    Sierra Pickup                                                Sequoia
                    Yukon                                                        Sienna
Ford                Crown Victoria                        Volkswagen             Jetta
                    Taurus                                Southeast Toyota /     4-Runner Limited / SR5
                    Expedition                            Gulf State Toyota /    Avalon
                    Explorer Sport Trac                   Toyota Motor Sales     Camry
                    F150 Pickup                                                  Celica
                    Windstar                                                     Tundra
Ford/Lincoln        LS                                                           RAV4
                    Navigator                                                    Sienna
                    Town Car                                                     Solara
Ford/Mercury        Grand Marquis                                                Highlander
                    Marauder                                                     Sequoia
                    Sable                                                        Corolla / Matrix
DaimlerChrysler     300M                                  Subaru /               Forester
  / Chrysler        Concorde                              New England Dist.      Impreza
                    Sebring Convertible                                          Legacy
                    Town & Country Limited                                       Outback

(MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Audi                       A4                           Lexus                         IS300
                           A6                                                         ES300
                           A8                                                         GS300
                           S8                                                         GS430
Bentley                    Bentley                                                    LS430
                           Continental                                                RX330
BMW                        700 Series                                                 SC300
                           500 Series                                                 SC430
                           300 Series                                                 GX470
Daewoo/Ssangyong           Chairman                                                   LX470
                           Korando                      MG Rover                      75R40
                           Musso                        Mazda                         Mazda 6
                           Rexton                       Daimler/Chrysler /            A Class
                           Istana                        Mercedes-Benz                C Class
Fiat                       Alfa Romeo                                                 CL Class
                           Lancia Thesis                                              CLK Class
                           Lancia Lybra                                               E Class
Fiat (Brazil)              Marea                                                      S Class
Ford (Europe)              Mondeo                                                     SL  Class
Ford (Taiwan)              Mondeo                                                     SLK Class
Ford / Jaguar              XK                           Mitsubishi                    Montero Sport
                           XJ                                                         Magna Verada
                           S-Type                                                     Outlander
Ford / Land Rover          Discovery                    Nissan                        Cedric
                           Range Rover                                                Cima
GM (Brazil)                Vectra                                                     Gloria
                           Astra                        Opel                          Corsa
Hyundai                    Dynasty                                                    Meriva
                           Grandeur XG                                                Astra
                           EF Sonata                                                  Zafira
                           Santa Fe                                                   Vectra
                           Avante XD                                                  Omega
                           Equus                        Rolls Royce                   Arnage
                           Tuscani                      Samsung                       SM5
                           Terracan                     Toyota                        Land Cruiser
                           Starex                                                     Camry
Infiniti                   Q45                                                        Cynus
                           I35                                                        Celsior
                           G35                                                        Windom
                           M45                                                        Century
Isuzu                      Axiom                                                      4-Runner
Kia Motors Corp.           Enterprise                   Toyota (Europe)               Avensis
                           Sorento                      Toyota (Taiwan)               Camry
                           Optima                       Volkswagen                    Polo
                           Carens                                                     Golf
                                                                                      Passat

         Exterior NVS(R) Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior NVS(R) mirrors are controlled by the sensors and electronic circuitry in the interior NVS(R) Mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle NVS(R) Mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. During 2001 and 2002, the Company began making shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently sells its exterior NVS(R) Mirror Sub-Assemblies to exterior mirror suppliers of General Motors, DaimlerChrysler, Ford, Audi, BMW, Bentley, Fiat, Jaguar, Land Rover, Opel, Rolls Royce, Infiniti, Mitsubishi, Nissan and Toyota, who assemble the exterior NVS Mirror Sub-Assemblies into full mirror units for subsequent resale to the automakers.

         The Company shipped approximately 2,148,000 exterior NVS Mirror Sub-Assemblies during 2000, approximately 2,181,000 in 2001, and approximately 2,500,000 in 2002. During 2002, unit shipment growth primarily resulted from the increased penetration of light vehicles in North America and Europe.

         The exterior NVS Mirror is standard equipment or a factory- or distributor/dealer-installed option on certain trim levels of the following 2003 and 2003-1/2 vehicle models:

TABLE 2.   EXTERIOR NVS(R)MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac                Deville                                 Bentley                   Bentley
                           Escalade                                                          Continental
                           Seville                                 DaimlerChrysler /
GM / Buick                 Century Limited                            Mercedes- Benz         C Class
                           Regal                                                             CL Class
                           LeSabre                                                           CLK Class
                           Park Avenue                                                       E  Class
GM / Chevrolet             Blazer                                                            ML Class
                           Corvette                                                          S Class
                           Silverado                                                         SL Class
                           Suburban                                                          SLK Class
                           Tahoe                                   Fiat                      Lancia Thesis
                           Avalanche                               Ford / Jaguar             XJ
GM / GMC                   Sierra                                                            XK
                           Yukon                                                             S Type
GM / Hummer                H2                                      Ford / Land Rover         Range Rover
Ford/Lincoln               Town Car                                Infiniti                  Q45
DaimlerChrysler/           Town & Country Limited                                            M45
   Chrysler                300 M                                   Lexus                     RX330
DaimlerChrysler/Dodge      Durango                                 Mitsubishi                Magna Verada
                           Grand Caravan                           Nissan                    Cima
DaimlerChrysler/Jeep       Grand Cherokee                          Opel                      Vectra
                           Liberty                                 Rolls Royce               Arnage
Audi                       A6                                      Toyota                    Avalon
                           A8                                                                Sienna
                           S8                                      Toyota Motor Sales        Sequoia
BMW                        700 Series
                           500 Series
                           X5


         Product Development. The Company plans to continue introducing additional advanced-feature NVS(R) Mirrors. Advanced-feature NVS(R) Mirrors currently being offered by the Company include the NVS Headlamp Control Mirror, the NVS(R) Lighted Mirror with LED map lamps, the NVS Compass Mirror, the NVS Mirror with Remote Keyless Entry, the NVS Compass/Temperature Mirror, the NVS Dual Display Compass/Temperature Mirror, the NVS telematics mirrors and the NVS HomeLink(R) Mirror. During 2001, the Company announced a revolutionary new technology, called SmartBeam, that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, that maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. The Company has received product planning commitments from two major automotive OEM customers for certain 2005 model year vehicles. In addition, the Company announced a new ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.

         Also during 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application will be part of DaimlerChrysler's "U-Connect(R)" telematics system, beginning in 2003.

         Of particular importance to the Company has been the development of its electrochromic technology for use in complete 3-mirror systems. In these systems, both the driver- and passenger-side exterior NVS(R) Mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously.

         In 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity Orca power LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In the fourth quarter of 2001, the Company installed a new prototype microelectronics line to produce pilot production LED samples, as well as limited production quantities of Orca LED's, and SmartBeam(TM) sensors. During 2002, the Company announced a high-feature EC mirror including BCW Orca(TM) LED's for the Chrysler Sebring Coupe. Strategic discussions with potential alliance partners in the lighting industry, LED component industry and LED chip industry are continuing although discussions are taking longer than anticipated, primarily due to changing business conditions in the LED industry.

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2002. However, we believe that a commercial product will require several years of additional engineering and intellectual property development work.

         Markets and Marketing. The Company markets its automatic rearview mirrors to domestic and foreign automotive manufacturers under the trademarks "Night Vision Safety" or NVS Mirrors. In North America, the Company markets these products primarily through a direct sales force. The Company generally supplies NVS Mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies NVS Mirrors to General Motors Corporation and DaimlerChrysler AG (North America) under long-term agreements. During 2000, the Company negotiated a contract extension for inside mirrors with General Motors through the 2004 model year. The long-term supply agreement with DaimlerChrysler AG extends through the 2003 model year. The Company's exterior NVS Mirror Sub-Assemblies are supplied to General Motors, Ford and DaimlerChrysler AG by means of sales to exterior mirror suppliers.

         During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Fiat, Jaguar, Land Rover, MG Rover, Mercedes-Benz, Opel, Rolls Royce, and Volkswagen.

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

         During 1993, the Company hired a sales agent to market NVS Mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office to expand its sales and engineering support in Japan. During 1999, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. The Company is currently supplying mirrors for Daewoo/Ssangyong, Ford (Taiwan), GM (China), Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Samsung, and Toyota.

         Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its NVS Mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort features becomes more well-known and acceptance grows.

         Since 1998, Gentex Corporation has contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company currently sells some NVS Mirrors to automotive distributors. It is management's belief that these sales have limited potential until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

         Competition. Gentex is the leading producer of automatic rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 78% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

         On October 1, 2002, Magna International acquired Donnelly Corporation which is the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly.

         The Company believes its electrochromic automatic mirrors offer significant performance advantages over competing products. However, Gentex recognizes that Magna Donnelly, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and presents a more formidable competitive threat after the acquisition.

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

         In recent years, the Company introduced seven new signaling products. These new product series contain over 68 variations of signals.

         In 2002, the Company introduced the new "selectable" candela audible/visual evacuation signal. This new signal is the only one in the fire alarm industry which will notify the control panel if its light intensity is being changed without authorization.

         Also in 2002, due to changes in government regulations, the Company introduced a new "selectable" ceiling horn/strobe and strobe product. This new product offering gives the Company both wall- and ceiling-mounted product offerings.

         In 2001, the Company introduced a new, high efficiency speaker and speaker/strobe series. Voice intelligibility is critical in life safety applications, and certain distributors throughout the United States prefer the quality of the Company's new speaker series.

         To meet new international requirements for visual signals, the Company developed a red-lens for the popular general evacuation signals. The new markets are all in Asia and the Company has actively pursued these new markets.

         Also, to meet the industry requirements for audible and visual synchronization in 2001, the Company introduced a new line of remote signals to be used in any occupancy that requires individual or supplemental notification.

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

TRADEMARKS AND PATENTS

         The Company owns 6 U.S. trademarks and 151 U.S. patents, 145 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2003 and 2021. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

         The Company also owns 1 foreign trademark and 34 foreign patents, 33 of which relate to automotive rearview mirrors. These patents expire at various times between 2003 and 2018. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The remaining 6 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also has in process 141 U.S. patent applications, 208 foreign patent applications, and 7 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's annual sales: General Motors Corporation, DaimlerChrysler AG, and Toyota Motor Corporation. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $110,359,000 and $83,856,000 at February 1, 2003, and March 1, 2002,
respectively.

         At February 1, 2003, the Company had 1,897 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES.

         The Company operates out of four office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 150,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. An additional 128,000-square-foot office/manufacturing facility on this site was opened during 1996. The Company expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000.

         In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of another automotive mirror manufacturing facility which is scheduled to open in 2005. The Company plans to invest approximately $100 million over a 5-year period for land, the facility and manufacturing equipment to meet the Company's future automotive production needs.

         The Company also plans to construct a 40,000 square-foot office, distribution and light manufacturing facility near Neckarsulm, Germany, at a cost of approximately $4-5 million, which is scheduled to be completed by the end of 2003.

ITEM 3.   LEGAL PROCEEDINGS

         None that are significant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

NAME                      AGE                      POSITION                                         POSITION HELD SINCE
-----------------------------------------------------------------------------------------------------------------------
Fred Bauer                 60              Chief Executive Officer                                   May 1986
Kenneth La Grand           62              Executive Vice President                                  September 1987
Garth Deur                 46              Executive Vice President                                  May 2001
Dennis Alexejun            51              Vice President, North American Automotive Marketing       September 1998
John Carter                55              Vice President, Mechanical Engineering                    June 1997
Enoch Jen                  51              Vice President-Finance                                    February 1991
-------------------------------------------------------------------------------------------------------------------

         There are no family relationships among the officers listed in the preceding table.

         Kenneth La Grand retired from the Company, effective January 6, 2003. Garth Deur has served as Executive Vice President of the Company since
September 2002, as Senior Vice President of the Company since May 2001, and joined the Company as Vice President - Business Development and Planning in November 2000. Prior to joining the Company, Mr. Deur served as a Principal of Landmark Group, an investment management company, from March 1999 through November 2000. Prior to that time, Mr. Deur served as Vice President, Chrysler Business Operations, from March 1995 through March 1999 at the Automotive Interiors division of Johnson Controls, Inc. (formerly Prince Corporation, which was acquired by Johnson Controls in 1996).

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market(R). As of February 1, 2003, there were 2,390 recordholders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

          YEAR          QUARTER                        HIGH              LOW
         --------------------------------------------------------------------
         2001           First                         $27.94           $18.44
                        Second                         31.84            21.56
                        Third                          34.23            20.00
                        Fourth                         28.18            21.75
         2002           First                          32.83            26.31
                        Second                         33.50            25.15
                        Third                          32.02            23.65
                        Fourth                         32.90            23.52


         The Company has never paid any cash dividends on its common stock, and management does not anticipate paying any cash dividends in the foreseeable future under current U.S. income tax laws.

ITEM 6.   SELECTED FINANCIAL DATA.

                                       (in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------
                             2002              2001              2000             1999             1998
-------------------------------------------------------------------------------------------------------------------
Net Sales                   $395,258         $310,305          $297,421         $262,155          $222,292
Net Income                    85,771           65,217            70,544           64,864            50,307
-------------------------------------------------------------------------------------------------------------------
Earnings  Per Share*            1.12             0.86              0.93             0.86              0.68
-------------------------------------------------------------------------------------------------------------------
Dividends Declared per
  Common Share              $      -         $      -          $      -         $      -          $      -
-------------------------------------------------------------------------------------------------------------------
Total Assets                $609,173         $506,823          $428,129         $337,673          $254,890
-------------------------------------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                  $      -         $      -          $      -         $      -          $      -
-------------------------------------------------------------------------------------------------------------------
*Diluted; adjusted for 2-for-1 stock split in June 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

CRITICAL ACCOUNTING POLICIES.

         The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to its operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

         Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from sale arrangements with multiple deliverables.

         Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.

         Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2002, to be temporary in nature.

         Self Insurance. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                              Percentage of Net Sales       Percentage Change
                                              ------------------------      -----------------
                                               Year Ended December 31         2001     2001
                                              ------------------------         to       to
                                               2002     2001     2000         2002     2000
                                               ----     ----     ----         ----     ----
Net Sales                                     100.0%   100.0%   100.0%        27.4%     4.3%
Cost of Goods Sold                             59.6     60.7     58.0         25.1      9.2
                                              -----    -----    -----        -----    -----
  Gross Profit                                 40.4     39.3     42.0         30.9     (2.4)
Operating Expenses:
  Engineering, Research and Development         5.8      6.7      5.7         11.1     22.4
  Selling, General and Administrative           5.5      6.2      5.9         11.5      9.2
                                              -----    -----    -----        -----    -----
     Total Operating Expenses                  11.3     12.9     11.6         11.3     15.6
                                              -----    -----    -----        -----    -----
  Operating Income                             29.1     26.4     30.4         40.4     (9.2)
Other Income                                    3.0      4.7      4.7        (18.4)     3.2
                                              -----    -----    -----        -----    -----
  Income Before Provision for Income Taxes     32.1     31.1     35.1         31.5     (7.6)
Provision for Income Taxes                     10.4     10.1     11.4         31.5     (7.6)
                                              -----    -----    -----        -----    -----
  Net Income                                   21.7%    21.0%    23.7%        31.5%    (7.6)%
                                              =====    =====    =====        =====    =====

RESULTS OF OPERATIONS:  2002 TO 2001

         Net Sales. Automotive net sales increased by 29% on a 23% increase in mirror shipments, from 7,180,000 to 8,806,000 units, primarily reflecting increased penetration on 2002 and 2003 model year vehicles for interior electrochromic Night Vision Safety Mirrors and higher dollar content on certain 2003 model year vehicles. North American unit shipments increased by 19%, while overseas unit shipments increased by 28% during 2002. Net sales of the Company's fire protection products increased 1%, as shipments continued to be impacted by the reduced demand in the hotel construction industry after the September 11, 2001, terrorist attacks.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 61% to 60%, primarily reflecting fixed manufacturing overhead expenses being spread over increased sales volume, product mix, and purchasing cost reductions, partially offset by automotive customer price reductions.

         Operating Expenses. Engineering, research and development expenses increased approximately $2,288,000, but decreased from 7% to 6% of net sales, primarily due to additional staffing for new electronic product development, including SmartBeam and telematics. Selling, general and administrative expenses increased approximately $2,215,000, but decreased from 6% to 5% of net sales, primarily reflecting the expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth.

         Other Income - Net. Investment income decreased $1,527,000 in 2002, primarily due to significantly lower interest rates. Other income decreased $1,159,000 in 2002, primarily due to realized equity investment losses in 2002 compared to realized equity investment gains in 2001.

         Taxes. The provision for federal income taxes varied from the statutory rate in 2002 primarily due to exempted taxable income under the Extraterritorial Income Exclusion Act from increased foreign sales, and tax-exempt interest income.

         Net Income. Net income increased by 32%, primarily reflecting the higher sales volume and improved gross margin, partially offset by higher operating expenses, in 2002 as compared to 2001.

RESULTS OF OPERATIONS:  2001 TO 2000

         Net Sales. Automotive net sales increased by 5% and mirror shipments increased by 6%, from 6,757,000 to 7,180,000 units, primarily reflecting increased penetration on foreign 2001 and 2002 model year vehicles for interior electrochromic NVS Mirrors. North American unit shipments decreased by 2%, primarily due to the 10% decline in light vehicle industry production levels, while overseas unit shipments increased by 21% during 2001. Net sales of the Company's fire protection products decreased 3%, primarily due to the construction industry slowdown after the September 11, 2001, terrorist attacks.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58% to 61%, primarily reflecting automotive customer price reductions, product mix, and the temporary excess plant capacity primarily associated with the Company's third automotive mirror manufacturing facility expansion in 2000, partially offset by engineering and purchasing cost reductions.

         Operating Expenses. Engineering, research and development expenses increased approximately $3,784,000, and increased from 6% to 7% of net sales, primarily due to additional staffing for new electronic product development, including telematics and SmartBeam. Selling, general and administrative expenses increased approximately $1,618,000, but remained unchanged at 6% of net sales, primarily reflecting the expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth.

         Other Income - Net. Investment income decreased $75,000 in 2001, primarily due to significantly lower interest rates, mostly offset by higher investable balances. Other income increased $521,000 in 2001, primarily due to realized equity gains in 2001 compared to realized equity losses in 2000.

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

         The Company's current ratio decreased from 12.4 in 2001, to 9.5 in 2002, primarily as a result of the increase in accrued liabilities.

         Cash flow from operating activities for the year ended December 31, 2002, increased $33,758,000 to $119,111,000, compared to $85,353,000 for the same period last year, primarily due to increased net income. Capital expenditures for the year ended December 31, 2002, were $32,561,000, compared to $45,298,000 for the same period last year.

         Management considers the Company's working capital of approximately $247,738,000 and long-term investments of approximately $203,359,000 at December 31, 2002, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the foreseeable future.

         On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. As of December 31, 2002, the Company had not purchased any shares.

INFLATION, CHANGING PRICES AND OTHER

         In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience some pressure for raw material cost increases.

         The Company generally supplies NVS(R) Mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies NVS(R) Mirrors to DaimlerChrysler AG (North America) and General Motors Corporation under long-term agreements. The long-term supply agreement with DaimlerChrysler AG runs through the 2003 Model Year, and the GM contract runs through the 2004 Model Year for inside mirrors.

         Automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

         The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

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

         Nearly all of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2002, approximately 3% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 5% of the Company's net sales in 2003 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

         The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at carrying value ($000,000), which closely approximates fair value, and average interest rates are as follows:

                                                                                                     Total Balance
                                                                                   2007 -         as of December 31,
                                  2003         2004        2005        2006        2008          2002             2001
                                 ------------------------------------------------------      ----------------------------
U.S. Treasuries
  Amount                         $22.5        $15.3         -           -           -           $37.8            $72.2
  Average Interest Rate            6%           3%                                                4%               6%
Municipal
  Amount                          $5.7        $18.9        $9.0        $0.5         -           $34.1            $27.0
  Average Interest Rate*           3%           2%          3%          4%                        3%               3%
Certificates of Deposit
  Amount                         $11.1        $20.3        $5.3       $27.3         -           $64.0            $20.5
  Average Interest Rate            6%           4%          5%          4%                        5%               6%
Corporate
  Amount                          $5.4        $27.4        $5.1         -          $0.3         $38.2            $11.8
  Average Interest Rate            7%           5%          7%                      7%            6%               7%
Other
  Amount                          $2.1          -           -           -           -            $2.1             $2.1
  Average Interest Rate            4%                                                             4%               6%
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

ITEM 7. A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and reports of independent auditors are filed with this report as pages 21 through 34 following the signature page:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income for the years ended
         December 31, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

                         Quarterly Results of Operations
                      (in thousands except per share data)

-------------------------------------------------------------------------------------------------------------------------------
                               First                     Second                      Third                       Fourth
                          2002       2001            2002      2001             2002       2001              2002       2001
-------------------------------------------------------------------------------------------------------------------------------
Net Sales               $89,048    $79,397         $97,346    $77,075         $101,516    $74,116          $107,347    $79,717
Gross Profit             35,191     31,726          39,065     30,364           40,695     28,430            44,696     31,484
Operating Income         24,565     21,901          28,198     20,258           29,579     18,654            32,859     21,246
Net Income               18,953     17,253          21,311     16,196           21,427     14,928            24,080     16,839
Earnings Per Share*     $   .25    $   .23         $   .28    $   .21         $    .28    $   .20          $    .31    $   .22
-------------------------------------------------------------------------------------------------------------------------------
*Diluted


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION.

         The information contained under the captions "Securities Ownership of Management" and "Equity Compensation Plan Information" contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Transactions with Management" contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

         As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. Financial Statements. See Item 8.
             2. Financial Statements Schedules. None required or not applicable.
             3. Exhibits. See Exhibit Index located on page 35.

         (b) No reports on Form 8-K were filed during the three-month period ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    February 27, 2003           GENTEX CORPORATION
      --------------------------


                                      By:  /s/ Fred Bauer
                                           -------------------------------------
                                           Fred Bauer, Chairman and Principal
                                           Executive Officer

                                      and
                                           /s/ Enoch Jen
                                           -------------------------------------
                                           Enoch Jen, Vice President-Finance and
                                           Principal Financial and Accounting
                                           Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Garth Deur, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Fred Bauer                                              Director
-----------------------------------------------------
Fred Bauer


/s/ Mickey E. Fouts                                         Director
-----------------------------------------------------
Mickey E. Fouts

                                                            Director
-----------------------------------------------------
Gary Goode


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


/s/ John Mulder                                             Director
-----------------------------------------------------
John Mulder


/s/ Fred Sotok                                              Director
-----------------------------------------------------
Fred Sotok


/s/ Ted Thompson                                            Director
-----------------------------------------------------
Ted Thompson


/s/ Leo Weber                                               Director
-----------------------------------------------------
Leo Weber

                                 CERTIFICATIONS


I, Fred T. Bauer, certify that:
         1.       I have reviewed this annual report on Form 10-K of Gentex
                  Corporation;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods, presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                           c)       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003


                                            /s/ Fred T. Bauer
                                            -----------------------------------
                                            Chief Executive Officer

I, Enoch C. Jen, certify that:

         1.       I have reviewed this annual report on Form 10-K of Gentex
                  Corporation;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods, presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                           c)       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
                           d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                           e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003


                                          /s/ Enoch C. Jen
                                          -------------------------------------
                                          Vice President, Finance

                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Shareholders of Gentex Corporation:

         We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                               /s/  Ernst & Young LLP


       Grand Rapids, Michigan
       January 22, 2003

                       GENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


ASSETS
------
                                          2002              2001
                                          ----              ----
CURRENT ASSETS:
   Cash and cash equivalents          $ 168,834,111    $ 139,784,721
   Short-term investments                46,816,690       65,859,016
   Accounts receivable                   35,890,380       31,994,939
   Inventories                           17,742,009       14,405,350
   Prepaid expenses and other             7,515,219        7,814,468
                                      -------------    -------------


      Total current assets              276,798,409      259,858,494


PLANT AND EQUIPMENT:
   Land, buildings and improvements      47,399,803       45,923,054
   Machinery and equipment              142,684,762      118,809,575
   Construction-in-process               11,740,511        6,446,221
                                      -------------    -------------
                                        201,825,076      171,178,850
   Less-Accumulated depreciation
      and amortization                  (76,842,411)     (60,316,540)
                                      -------------    -------------

                                        124,982,665      110,862,310


OTHER ASSETS:
   Long-term investments                203,358,933      132,771,234
   Patents and other assets, net          4,032,660        3,330,760
                                      -------------    -------------
                                        207,391,593      136,101,994
                                      -------------    -------------

                                      $ 609,172,667    $ 506,822,798
                                      =============    =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
                                                          2002             2001
                                                          ----             ----
CURRENT LIABILITIES:
   Accounts payable                                  $  11,793,726    $   9,378,937
   Accrued liabilities:
        Salaries, wages and vacation                     2,765,682        2,219,079
        Income taxes                                     3,391,214        1,947,404
        Royalties                                        6,587,477        4,165,428
        Other                                            4,521,936        3,274,556
                                                     -------------    -------------

              Total current liabilities                 29,060,035       20,985,404

DEFERRED INCOME TAXES                                    6,472,270        6,836,865


SHAREHOLDERS' INVESTMENT:

    Preferred stock, no par value,
        5,000,000 shares authorized; none
        issued or outstanding                                    -                -

    Common stock, par value $.06 per share;
         100,000,000 shares authorized                   4,573,282        4,510,317
    Additional paid-in capital                         123,923,391      105,327,971
    Retained earnings                                  454,201,443      368,430,152
    Deferred compensation                               (3,042,935)      (3,035,580)
    Accumulated other comprehensive income (loss):
         Unrealized gain (loss) on investments          (6,091,452)       3,832,074
         Cumulative Translation Adjustment                  76,633          (64,405)
                                                     -------------    -------------
             Total shareholders' investment            573,640,362      479,000,529
                                                     -------------    -------------

                                                     $ 609,172,667    $ 506,822,798
                                                     =============    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                                                  2002           2001           2000
                                                  ----           ----           ----
NET SALES                                     $395,258,436   $310,304,996   $297,420,802

COST OF GOODS SOLD                             235,611,182    188,301,693    172,467,846
                                              ------------   ------------   ------------

      Gross profit                             159,647,254    122,003,303    124,952,956

OPERATING EXPENSES:
      Engineering, research and development     22,973,027     20,684,996     16,900,659
      Selling, general and administrative       21,474,066     19,259,065     17,641,306
                                              ------------   ------------   ------------

          Total operating expenses              44,447,093     39,944,061     34,541,965
                                              ------------   ------------   ------------

      Income from operations                   115,200,161     82,059,242     90,410,991

OTHER INCOME:
      Interest and dividend income              11,756,849     13,283,546     13,358,636
      Other, net                                   115,781      1,274,712        753,439
                                              ------------   ------------   ------------

          Total other income                    11,872,630     14,558,258     14,112,075
                                              ------------   ------------   ------------

      Income before provision
        for income taxes                       127,072,791     96,617,500    104,523,066

PROVISION FOR INCOME TAXES                      41,301,500     31,401,000     33,979,000
                                              ------------   ------------   ------------

NET INCOME                                    $ 85,771,291   $ 65,216,500   $ 70,544,066
                                              ============   ============   ============

EARNINGS PER SHARE:
      Basic                                   $       1.14   $       0.87   $       0.95
                                              ============   ============   ============
      Diluted                                 $       1.12   $       0.86   $       0.93
                                              ============   ============   ============




        The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                        Common Stock          Additional
                                                        ------------            Paid-In      Comprehensive    Retained
                                                    Shares         Amount       Capital      Income (Loss)    Earnings
                                                    ------         ------       -------      -------------    --------
BALANCE AS OF DECEMBER 31, 1999                   73,412,316   $ 4,404,739   $  79,670,301                  $ 232,669,586


Issuance of common stock and the tax benefit
  of stock plan transactions                         878,766        52,726      12,462,316                              -
Amortization of deferred compensation                      -             -               -                              -
Comprehensive income:
  Net income                                               -             -               -   $  70,544,066     70,544,066
  Other comprehensive income (loss):
     Foreign currency translation adjustment               -             -               -         (53,566)             -
     Unrealized gain on investments, net of tax            -             -               -       2,508,291              -
                                                                                             -------------
          Other comprehensive income                       -             -               -       2,454,725              -
                                                                                             -------------
               Comprehensive income                        -             -               -   $  72,998,791              -
                                                 -----------   -----------   -------------   =============  -------------

BALANCE AS OF DECEMBER 31, 2000                   74,291,082     4,457,465      92,132,617                    303,213,652



Issuance of common stock and the tax benefit
  of stock plan transactions                         880,869        52,852      13,195,354                              -
Amortization of deferred compensation                      -             -               -                              -
Comprehensive income:
  Net income                                               -             -               -   $  65,216,500     65,216,500
  Other comprehensive income (loss):
     Foreign currency translation adjustment               -             -               -         (21,631)             -
     Unrealized loss on investments, net of tax            -             -               -      (1,042,854)             -
                                                                                             -------------
          Other comprehensive loss                         -             -               -      (1,064,485)             -
                                                                                             -------------
               Comprehensive income                        -             -               -   $  64,152,015              -
                                                 -----------   -----------   -------------   =============  -------------

BALANCE AS OF DECEMBER 31, 2001                   75,171,951     4,510,317     105,327,971                    368,430,152

Issuance of common stock and the tax benefit
  of stock plan transactions                       1,049,419        62,965      18,595,420                              -
Amortization of deferred compensation                      -             -               -                              -
Comprehensive income:
  Net income                                               -             -               -   $  85,771,291     85,771,291
  Other comprehensive income (loss):
     Foreign currency translation adjustment               -             -               -         141,038              -
     Unrealized loss on investments, net of tax            -             -               -      (9,923,526)             -
                                                                                             -------------
          Other comprehensive loss                         -             -               -      (9,782,488)             -
                                                                                             -------------
               Comprehensive income                        -             -               -   $  75,988,803              -
                                                 -----------   -----------   -------------   =============  -------------

BALANCE AS OF DECEMBER 31, 2002                   76,221,370   $ 4,573,282   $ 123,923,391                  $ 454,201,443
                                                 ===========   ===========   =============                  =============

                                                                  Accumulated
                                                                     Other            Total
                                                   Deferred      Comprehensive     Shareholders'
                                                 Compensation    Income (Loss)      Investment
                                                 ------------    -------------      ----------
BALANCE AS OF DECEMBER 31, 1999                  $  (2,070,639)   $   2,377,429    $ 317,051,416


Issuance of common stock and the tax benefit
  of stock plan transactions                        (1,269,959)               -       11,245,083
Amortization of deferred compensation                  808,271                -          808,271
Comprehensive income:
  Net income                                                 -                -       70,544,066
  Other comprehensive income (loss):
     Foreign currency translation adjustment                 -                -                -
     Unrealized gain on investments, net of tax              -                -                -
          Other comprehensive income                         -        2,454,725        2,454,725
               Comprehensive income                          -                -                -
                                                 -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2000                     (2,532,327)       4,832,154      402,103,561



Issuance of common stock and the tax benefit
  of stock plan transactions                        (1,444,019)               -       11,804,187
Amortization of deferred compensation                  940,766                -          940,766
Comprehensive income:
  Net income                                                 -                -       65,216,500
  Other comprehensive income (loss):
     Foreign currency translation adjustment                 -                -                -
     Unrealized loss on investments, net of tax              -                -                -
          Other comprehensive loss                           -       (1,064,485)      (1,064,485)
               Comprehensive income                          -                -                -
                                                 -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2001                     (3,035,580)       3,767,669      479,000,529


Issuance of common stock and the tax benefit
  of stock plan transactions                        (1,090,222)               -       17,568,163
Amortization of deferred compensation                1,082,867                -        1,082,867
Comprehensive income:
  Net income                                                 -                -       85,771,291
  Other comprehensive income (loss):
     Foreign currency translation adjustment                 -                -                -
     Unrealized loss on investments, net of tax              -                -                -
          Other comprehensive loss                           -       (9,782,488)      (9,782,488)
               Comprehensive income                          -                -                -
                                                 -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2002                  $  (3,042,935)   $  (6,014,819)   $ 573,640,362
                                                 =============    =============    =============


        The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                     2002              2001                2000
                                                               -----------------  ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  85,771,291       $  65,216,500       $  70,544,066
   Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                       18,631,600          15,192,818          11,334,104
              Loss on disposal of assets                              11,180             152,757               5,026
              Gain on sale of investments                         (2,961,036)         (1,595,634)         (1,443,772)
              Loss on sale of investments                          5,361,194           1,259,381           2,068,229
              Deferred income taxes                                3,701,475           1,035,648             497,162
              Amortization of deferred compensation                1,082,867             940,766             808,271
              Tax benefit of stock plan transactions               5,093,396           3,928,984           4,877,889
              Change in operating assets and liabilities:
                  Accounts receivable                             (3,895,441)          3,619,730          (4,981,168)
                  Inventories                                     (3,336,659)         (2,317,837)         (2,112,335)
                  Prepaid expenses and other                       1,576,617          (3,374,477)         (1,202,885)
                  Accounts payable                                 2,414,789              50,782           1,039,828
                  Accrued liabilities                              5,659,842           1,243,370           2,181,213
                                                               -----------------  ----------------    ----------------
                           Net cash provided by
                            operating activities                 119,111,115          85,352,788          83,615,628
                                                               -----------------  ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Activity in held-to-maturity securities:
       Sales proceeds                                                    -                   -               952,230
       Maturities and calls                                       64,322,716          25,658,600          23,160,550
       Purchases                                                 (93,072,612)        (28,828,709)        (23,558,062)
   Activity in available-for-sale securities:
       Sales proceeds                                             15,137,464           9,697,480           7,023,476
       Purchases                                                 (55,600,063)        (25,162,596)        (34,284,618)
   Plant and equipment additions                                 (32,560,646)        (45,298,429)        (21,617,088)
   Proceeds from sale of plant and equipment                         189,926           1,248,287              51,200
   Increase in other assets                                         (953,277)           (953,486)           (742,899)
                                                               -----------------  ----------------    ----------------
                         Net cash used for
                            investing activities                (102,536,492)        (63,638,853)        (49,015,211)
                                                               -----------------  ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
       stock plan transactions                                    12,474,767           7,875,203           6,367,194
                                                               -----------------  ----------------    ----------------
                           Net cash provided by
                            financing activities                  12,474,767           7,875,203           6,367,194
                                                               -----------------  ----------------    ----------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                               29,049,390          29,589,138          40,967,611

CASH AND CASH EQUIVALENTS,
   Beginning of year                                             139,784,721         110,195,583          69,227,972
                                                               -----------------  ----------------    ----------------

CASH AND CASH EQUIVALENTS,
   End of year                                                 $ 168,834,111       $ 139,784,721       $ 110,195,583
                                                               =================  ================    ================


       The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The Company

     Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security in trade accounts receivable.

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

     Investments

     Equity securities and U.S. Treasuries are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of available for sale investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment. Fixed income securities, excluding U.S. Treasuries, are considered held to maturity and, accordingly, are carried at amortized cost.

     The amortized cost, unrealized gains and losses, and market value of securities held to maturity and available for sale are shown as of December 31, 2002 and 2001:

                                                                          Unrealized
                                                              -----------------------------------

         2002                             Cost                  Gains                Losses           Market Value
         ---------------------------------------------------------------------------------------------------------
             U.S. Treasuries         $ 36,886,208            $  951,293                     -          $ 37,837,501
             Municipal Bonds           34,083,850               627,632                (6,596)           34,704,886
             Certificates of Deposit   64,035,770                     -                     -            64,035,770
             Corporate Bonds           38,216,594               862,248               (36,613)           39,042,229
             Other Fixed Income         2,050,126                     -                     -             2,050,126
             Equity                    84,274,542             1,738,031           (12,060,791)           73,951,782
                                       ----------             ---------           ------------           ----------
                                     $259,547,090            $4,179,204          $(12,104,000)         $251,622,294
                                     ============            ==========          =============         ============
         2001
             U.S. Treasuries         $ 69,991,935            $2,172,456          $          -          $ 72,164,391
             Municipal Bonds           27,008,487               227,952               (42,554)           27,193,885
             Certificates of Deposit   20,491,262                     -                     -            20,491,262
             Corporate Bonds           11,837,566               506,260                (7,375)           12,336,451
             Other Fixed Income         2,099,158                     -                     -             2,099,158
             Equity                    61,306,343             5,345,938            (1,622,895)           65,029,386
                                    -------------           -----------            -----------         -------------
                                     $192,734,751            $8,252,606          $ (1,672,824)         $199,314,533
                                     ============            ==========           ============         ============


     Fixed income securities as of December 31, 2002, have contractual maturities as follows:

                                                  Held to Maturity              U.S. Treasuries
                                                  ----------------              ---------------
              Due within one year                  $ 24,266,690                   $21,905,421
              Due between one and five years        113,827,320                    14,980,787
              Due over five years                       292,330                            -
                                                   ------------                   -----------
                                                   $138,386,340                   $36,886,208
                                                   ============                   ===========


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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2002 and 2001:

                                                   2002                     2001
                                                   ----                     ----
                  Raw materials                $ 9,911,022             $ 8,376,321
                  Work-in-process                1,744,372               1,649,389
                  Finished goods                 6,086,615               4,379,640
                                               -----------             -----------
                                               $17,742,009             $14,405,350
                                               ===========             ===========

     Plant and Equipment

     Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

     Patents

     The Company's policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $2,726,000 and $2,333,000 at December 31, 2002 and 2001, respectively. At December 31, 2002, patents have a weighted average amortization life of 12 years. Patent amortization expense was approximately $393,000, $238,000 and $355,000, in 2002,
        2001, and 2000, respectively. For each of the next five years, patent amortization expense will approximate $150,000 annually.

     Revenue Recognition

     The Company's revenue is generated primarily from sales of its products.
        Sales are recognized when the product is shipped and legal title has passed to the customer.

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $904,000, $653,000 and $932,000, in 2002, 2001, and
        2000, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $3,761,000, $3,780,000, and $3,182,000, in
        2002, 2001, and 2000, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

     Product Warranty

     The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2002 and 2001. The Company does not offer extended warranties on its products.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued


     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                            2002              2001            2000
                                                                            ----              ----            ----
     Numerators:
        Numerator for both basic and diluted EPS, net income             $85,771,291      $65,216,500       $70,544,066

     Denominators:
       Denominator for basic EPS,
           weighted-average common shares outstanding                     75,515,271       74,778,518        73,941,256
       Potentially dilutive shares resulting from stock option plans       1,087,131        1,093,268         1,576,877
                                                                         -----------      -----------       -----------
       Denominator for diluted EPS                                        76,602,402       75,871,786        75,518,133
                                                                         ===========      ===========       ===========

     For the years ended December 31, 2002, 2001, and 2000, 645,859, 490,508, and 373,865 shares related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

     Other Comprehensive Income (Loss)

     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments. The changes in the components of other comprehensive income (loss) are as follows:

                                                                     Years Ended December 31,
                                    --------------------------------------------------------------------------------------------
                                               2002                               2001                            2000
                                    ---------------------------        --------------------------         ----------------------
                                     Pre-Tax          Tax Exp.           Pre-Tax         Tax Exp.          Pre-Tax       Tax Exp.
                                      Amount           (Credit)          Amount          (Credit)          Amount        (Credit)
                                      ------          ---------          ------          --------          ------         -------
     Unrealized Gain (Loss)
       on Securities               $(15,266,964)   $(5,343,438)        $(1,604,391)     $(561,537)       $3,858,909    $1,350,618

     Foreign Currency
       Translation Adjustments          216,982         75,944             (33,278)       (11,647)          (82,409)      (28,843)
                                   -------------   ------------        ------------     ----------       ----------    ----------

     Other Comprehensive
        Income (Loss)              $(15,049,982)   $(5,267,494)        $(1,637,669)     $(573,184)       $3,776,500    $1,321,775
                                   =============   ============        ============     ==========       ==========    ==========

     Foreign Currency Translation

     The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustment is recorded as a separate component of shareholders' investment. Gains and losses arising from re-measuring foreign currency transactions into the appropriate currency are included in the determination of net income.

     Stock-Based Compensation Plans

     At December 31, 2002, the Company has two stock option plans and an employee stock purchase plan, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued


                                                          2002                    2001                   2000
                                                          ----                    ----                   ----
       Net income, as reported                         $85,771,291             $65,216,500            $70,544,066
       Deduct:  total stock-based employee
          compensation expense determined
          under fair value based method for
          all awards, net of tax effects                (8,084,607)             (7,003,826)             (6,043,691)
                                                       -----------             -----------            ------------
        Pro forma net income                           $77,686,684             $58,212,674            $ 64,500,375
                                                       ===========             ===========            ============
       Earnings per share:
          Basic - as reported                             $1.14                   $0.87                  $0.95
          Basic - pro forma                                1.03                    0.78                   0.87

          Diluted - as reported                            1.12                    0.86                   0.93
          Diluted - pro forma                              1.01                    0.77                   0.85

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 2.9, 4.4, and 4.8 percent; expected dividend yields of 0.0, 0.0, and 0.0 percent; expected lives of 4, 5, and 5 years; expected volatility of 53, 54, and 54 percent.

     The fair value of each option grant in the Nonemployee Director Stock
         Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.0, 5.1, and 5.0 percent; expected dividend yields of 0.0, 0.0, and 0.0 percent; expected lives of 9, 9, and 9 years; expected volatility of 53, 54, and 54 percent.

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

     New Accounting Standards

     In December 2002, the Financial Accounting Standards Board (FASB) issued
        SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses industry concerns related to applicability of current option pricing models to non-exchange traded employee option plans.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's
        Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 changes current practice in accounting for and disclosure of guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 are effective immediately. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is not aware of any significant guarantees that would require current disclosure or further recognition under Interpretation No. 45.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2002 or 2001. No compensating balances are required under this line.

(3)  INCOME TAXES

     The provision for income taxes is based on the earnings reported in the accompanying consolidated financial statements. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.

     The components of the provision for income taxes are as follows:

                                                      2002                      2001                        2000
                                                   -----------               -----------                -----------
         Currently payable:
            Federal                                $37,188,500               $30,084,000                $33,417,000
            State                                      321,000                   104,000                     65,000
            Foreign                                     91,000                   177,000                          -
                                                   -----------               -----------                -----------
          Total                                     37,600,500                30,365,000                 33,482,000
                                                   -----------               -----------                -----------
         Net deferred:
           Primarily federal                         3,701,000                 1,036,000                    497,000
                                                   -----------               -----------                -----------
         Provision for income taxes                $41,301,500               $31,401,000                $33,979,000
                                                   ===========               ===========                ===========


     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $5,093,000, $3,929,000, and $4,878,000, in 2002, 2001, and 2000,
        respectively, and were recognized as an adjustment of additional paid-in capital.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                                     2002             2001              2000
                                                                     ----             ----              ----
        Statutory federal income tax rate                            35.0%            35.0%             35.0%
        State income taxes, net of federal income tax benefit         0.2              0.1               0.1
        Foreign source exempted income                               (2.4)            (2.2)             (2.0)
        Tax-exempt investment income                                 (0.2)            (0.3)             (0.4)
        Other                                                        (0.1)            (0.1)             (0.2)
                                                                     ----             ----              ----
        Effective income tax rate                                    32.5%            32.5%             32.5%
                                                                     ====             ====              ====


     The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2002 and 2001, are as follows:

                                                              2002                                 2001
                                                   -----------------------------      -------------------------------
                                                       Current       Non-Current          Current        Non-Current
        Assets:
           Accruals not currently deductible        $1,462,530       $   274,803      $ 1,073,408       $   274,803
           Deferred compensation                             -           842,053                -           817,110
           Unrealized loss on investments                    -         3,280,013                -                 -
           Other                                     2,152,859             5,960        1,098,961             7,920
                                                    ----------       -----------      -----------       -----------
            Total deferred income tax assets         3,615,389         4,402,829        2,172,369         1,099,833

        Liabilities:
           Excess tax over book depreciation                 -       (10,317,831)               -        (5,418,282)
           Patent costs                                      -          (557,268)               -          (454,992)
          Unrealized gain on investments                     -                 -                -        (2,063,424)
          Other                                       (423,568)                -         (257,916)                -
                                                    ----------       -----------      -----------       -----------
           Net deferred incomes taxes               $3,191,821       $(6,472,270)     $ 1,914,453       $(6,836,865)
                                                    ==========       ===========      ===========       ===========

        Income taxes paid in cash were approximately $30,828,000, $26,546,000, and $28,302,000, in 2002, 2001, and 2000, respectively.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2002, 2001, and 2000, the Company's contributions were approximately $955,000, $718,000, and $620,000, respectively.

     The Company does not provide health care benefits to retired employees.

(5)  SHAREHOLDER PROTECTION RIGHTS PLAN

     The Company has a Shareholder Protection Rights Plan (the Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

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

(6)  STOCK-BASED COMPENSATION PLANS

     The Company may sell up to 1,600,000 shares of stock to its employees under its Employee Stock Purchase Plan. The Company has sold to employees 44,009 shares, 45,463 shares, and 47,023 shares in 2002, 2001, and 2000, respectively, and has sold a total of 561,187 shares through December 31, 2002. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2002, 2001, and 2000, was approximately $24.86, $20.75, and $22.00, respectively.

     The Company may grant options for up to 9,000,000 shares under its Employee
        Stock Option Plan. The Company has granted options on 7,618,898 shares through December 31, 2002. Under the Plan, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after two to seven years.

     A summary of the status of the Company's employee stock option plan at December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the table and narrative below:

                                                       2002                      2001                       2000
                                                -------------------       -------------------        -------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex. Price        (000)    Ex. Price         (000)    Ex. Price
                                                 -----    ---------        -----    ---------         -----    ---------
        Outstanding at Beginning of Year        4,144      $21             3,901     $18             3,807       $13
        Granted                                 1,132       29             1,017      26               887        27
        Exercised                                (914)      13              (754)      9              (753)        7
        Forfeited                                 (92)      26               (20)     24               (40)       20
                                               ------     ----            ------     ---             -----       ---
        Outstanding at End of Year              4,270       25             4,144      21             3,901        18
                                               ------     ----            ------     ---             -----       ---
        Exercisable at End of Year              1,682       22             1,792      16             1,736        12
        Weighted Avg. Fair Value
           of Options Granted                              $14                       $13                         $13

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

     Options Outstanding and Exercisable by Price Range As of December 31, 2002:

                                                                                                       Options Exercisable
                                      Options Outstanding                                      -----------------------------------
       ---------------------------------------------------------------------------------------    Shares       Weighted Average
              Range of           Shares Outstanding       Remaining       Weighted Average      Exercisable        Exercise
           Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
           ---------------             -----          ----------------     --------------         -----              -----
           $   1 - $20                   890                 2                   $16                   751            $15
             $21 - $27                 1,823                 3                    25                   711             24
             $28 - $37                 1,557                 4                    31                   220             35
                                       -----               ---                   ---                 -----            ---
             Total                     4,270                 3                    25                 1,682             22

     In 2002, a Nonemployee Director Stock Option Plan covering 2,000,000 shares expired, and a new Director Plan covering 500,000 shares of common stock was approved. The Company has granted options on 35,606 shares under the new Director Plan through December 31, 2002. Under the director plans, the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

     A summary of the status of the Director Plans at December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the table and narrative below:

                                                     2002                        2001                      2000
                                                -----------------        -------------------        ------------------
                                                Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                                 (000)    Ex. Price        (000)    Ex. Price         (000)    Ex. Price
                                                 -----    ---------        -----    ---------         -----    ---------
        Outstanding at Beginning of Year          469     $ 10               476     $ 9               500       $ 7
        Granted                                    35       32                25      27                24        30
        Exercised                                 (80)       3               (32)      1               (32)        1
        Expired                                     -        -                 -       -               (16)        1
                                                  ---      ---             -----     ---             ------      ---
        Outstanding at End of Year                424       13               469      10               476         9
                                                  ---      ---             -----     ---             ------      ---
        Exercisable at End of Year                424       13               469      10               472         9
        Weighted Avg. Fair Value
           of Options Granted                              $21                       $20                         $21



     Options Outstanding and Exercisable by Price Range As Of December 31, 2002:



                                                                                                       Options  Exercisable
                                       Options  Outstanding                                   -------------------------------------
     --------------------------------------------------------------------------------------     Shares          Weighted Average
              Range of          Shares Outstanding        Remaining       Weighted Average    Exercisable           Exercise
           Exercise Prices            (000)           Contractual Life     Exercise Price        (000)               Price
           ---------------            -----           ----------------     --------------        -----               -----
               $1 - $10                 280                  2                  $ 7                  280             $ 7
              $11 - $32                 144                  7                   26                  144              26
                                      -----                ---                  ---                -----             ---
                                        424                  4                   13                  424              13


     In 2001, a restricted stock plan covering 1,600,000 shares expired, and a new restricted stock plan covering 500,000 shares of common stock was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2002, 2001, and 2000, 37,900, 57,800, and
        47,800 shares, respectively, were granted with restriction periods of four to six years at market prices ranging from $27.47 to $32.30 in 2002, $23.59 to $26.97 in 2001, and $18.75 to $37.625 in 2000. The
        related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

                      GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(7)  CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or future results of operations of the Company.

(8)  SEGMENT REPORTING

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

                                                      2002                      2001                       2000
                                                  ------------              ------------               ------------
     Revenue:
         Automotive Products
            U.S.                                  $203,691,964              $153,685,309               $154,972,098
            Germany                                 70,710,037                63,245,473                 60,754,241
             Japan                                  44,797,340                23,823,498                 18,545,538
            Other                                   55,050,622                48,669,920                 41,582,257
         Fire Protection Products                   21,008,473                20,880,796                 21,566,668
                                                  ------------              ------------               ------------
         Total                                    $395,258,436              $310,304,996               $297,420,802
                                                  ============              ============               ============

     Income from Operations:
         Automotive Products                      $111,448,849              $ 78,041,939               $ 86,218,950
         Fire Protection Products                    3,751,312                 4,017,303                  4,192,041
                                                  ------------              ------------               ------------
         Total                                    $115,200,161              $ 82,059,242               $ 90,410,991
                                                  ============              ============               ============

     Assets:
         Automotive Products                      $154,685,204              $144,204,490               $119,720,400
         Fire Protection Products                    4,035,944                 3,779,501                  4,396,643
         Other                                     450,451,519               358,838,807                304,011,650
                                                  ------------              ------------               ------------
         Total                                    $609,172,667              $506,822,798               $428,128,693
                                                  ============              ============               ============

         Automotive Products                       $16,930,161              $ 13,699,709               $ 10,349,325
         Fire Protection Products                      260,823                   294,956                    315,018
         Other                                       1,440,616                 1,198,153                    669,761
                                                  ------------              ------------               ------------
         Total                                     $18,631,600              $ 15,192,818               $ 11,334,104


     Capital Expenditures:
         Automotive Products                       $19,236,000              $ 39,383,150               $ 21,084,629
         Fire Protection Products                      442,593                   280,251                    192,222
         Other                                      12,882,053                 5,635,028                    340,237
                                                  ------------              ------------               ------------
         Total                                     $32,560,646              $ 45,298,429               $ 21,617,088
                                                  ============              ============               ============

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  SEGMENT REPORTING, continued

     Other assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

     Automotive Products revenues in the "Other" category are sales to U.S.
        automotive manufacturing plants in Canada, Mexico and other foreign automotive customers. Nearly all non-U.S. sales are invoiced and paid in U.S. dollars; during 2002, approximately 3% of the Company's net sales were invoiced and paid in European euros.

     During the years presented, the Company had three automotive customers, which individually accounted for 10% or more of net sales as follows:


                                              Customer
                              -----------------------------------------

                                   #1              #2             #3
                                   --              --             --
                  2002             39%             15%            10%
                  2001             38%             18%             *
                  2000             40%             20%             *

                                 *Less than 10%

                                   EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION                                                       PAGE
-----------                   -----------                                                       ----
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

3(b)(1)         Registrant's Bylaws as amended and restated November 12, 2002.                 36

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

*10(b)(3)       Gentex Corporation 2002 Nonemployee Director Stock Option Plan
                (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to
                Registrant's Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain offices was filed as
                Exhibit 10(c) to Registrant's Report on Form 10-Q dated October
                31, 2002, and the same is hereby incorporated herein by reference.

21              List of Company Subsidiaries                                                   42

23(a)           Consent of Independent Auditors                                                43

99.1            Certificate of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                  44

99.2            Certificate of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                  45

*Indicates a compensatory plan or arrangement.