Form 10-Q
period 2003-03-31
GENTEX CORP
filed 2003-05-05
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

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

    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        x                             No
                      ----------------                        ---------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes        x                            No
                      ----------------                        ----------------

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

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                              Shares Outstanding
                        Class                                                  at April 17, 2003
                        -----                                                  -----------------
            Common Stock, $0.06 Par Value                                         76,023,291


                        Exhibit Index located at page 14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                  March 31, 2003   December 31, 2002
                                                  --------------   -----------------
CURRENT ASSETS
   Cash and cash equivalents                       $119,817,809       $168,834,111
   Short-term investments                           116,171,454         46,816,690
   Accounts receivable, net                          43,474,027         35,890,380
   Inventories                                       17,688,500         17,742,009
   Prepaid expenses and other                        10,004,446          7,515,219
                                                   ------------       ------------

      Total current assets                          307,156,236        276,798,409

PLANT AND EQUIPMENT - NET                           126,204,020        124,982,665

OTHER ASSETS
   Long-term investments                            207,953,624        203,358,933
   Patents and other assets, net                      4,292,908          4,032,660
                                                   ------------       ------------

      Total other assets                            212,246,532        207,391,593
                                                   ------------       ------------

Total assets                                       $645,606,788       $609,172,667
                                                   ============       ============



                      LIABILITIES AND SHAREHOLDERS' INVESTMENT
                      ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                $ 15,237,032       $ 11,793,726
   Accrued liabilities                               33,001,930         17,266,309
                                                   ------------       ------------

      Total current liabilities                      48,238,962         29,060,035

DEFERRED INCOME TAXES                                 5,325,824          6,472,270

SHAREHOLDERS' INVESTMENT
   Common stock                                       4,561,397          4,573,282
   Additional paid-in capital                       127,189,707        123,923,391
   Other shareholders' investment                   460,290,898        445,143,689
                                                   ------------       ------------

      Total shareholders' investment                592,042,002        573,640,362
                                                   ------------       ------------

Total liabilities and
   shareholders' investment                        $645,606,788       $609,172,667
                                                   ============       ============



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                     2003              2002
                                                 -------------     -------------
NET SALES                                        $ 115,308,564     $  89,048,468

COST OF GOODS SOLD                                  67,192,569        53,857,806
                                                 -------------     -------------


      Gross profit                                  48,115,995        35,190,662


OPERATING EXPENSES:
   Engineering, research and development             6,207,736         5,585,740
   Selling, general
      & administrative                               5,526,676         5,040,345
                                                 -------------     -------------

      Total operating expenses                      11,734,412        10,626,085
                                                 -------------     -------------

      Operating income                              36,381,583        24,564,577


OTHER INCOME:
   Interest and dividend income                      2,665,211         2,760,848
   Other, net                                         (664,256)          754,301
                                                 -------------     -------------

      Total other income                             2,000,955         3,515,149
                                                 -------------     -------------

      Income before provision
         for income taxes                           38,382,538        28,079,726

PROVISION FOR INCOME TAXES                          12,474,000         9,126,500
                                                 -------------     -------------


NET INCOME                                       $  25,908,538     $  18,953,226
                                                 =============     =============

Earnings Per Share:
  Basic                                          $        0.34     $        0.25
  Diluted                                        $        0.34     $        0.25

Weighted Average Shares:
  Basic                                             75,944,285        75,313,856
  Diluted                                           76,829,027        76,347,821


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2003             2002
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  25,908,538    $  18,953,226
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                     5,385,865        4,576,614
         Gain on disposal of asset                           (15,250)         (27,250)
         (Gain) loss on sale of investments                1,707,499         (586,730)
         Deferred income taxes                              (748,674)          73,459
         Amortization of deferred compensation               291,649          268,967
         Change in operating assets and liabilities:
            Accounts receivable, net                      (7,583,647)      (3,645,632)
            Inventories                                       53,509          831,154
            Prepaid expenses and other                    (2,223,816)         589,117
            Accounts payable                               3,443,306        2,074,633
            Accrued liabilities                           15,735,621       10,954,913
            Tax benefit of stock plan transactions           629,664        1,705,550
                                                       -------------    -------------
              Net cash provided by
                 operating activities                     42,584,264       35,768,021
                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short-term investments                    (69,354,764)      (6,509,544)
   Plant and equipment additions                          (6,629,885)     (15,253,685)
   Proceeds from sale of plant and equipment                  72,000          189,926
   Increase in long-term investments                      (8,197,000)     (17,878,467)
   Increase in other assets                                 (141,059)        (296,465)
                                                       -------------    -------------
              Net cash used for
                 investing activities                    (84,250,708)     (39,748,235)
                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                               2,896,952        4,266,968
  Repurchases of common stock                            (10,246,810)               0
                                                       -------------    -------------
              Net cash provided by (used for)
                 financing activities                     (7,349,858)       4,266,968
                                                       -------------    -------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      (49,016,302)         286,754

CASH AND CASH EQUIVALENTS,
   beginning of period                                   168,834,111      139,784,721
                                                       -------------    -------------

CASH AND CASH EQUIVALENTS,
   end of period                                       $ 119,817,809    $ 140,071,475
                                                       =============    =============


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2002 annual report on Form 10-K.

(2) In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2003, and December 31, 2002, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                   March 31, 2003    December 31, 2002
                   --------------    -----------------
Raw materials       $10,217,227        $ 9,911,022
Work-in-process       1,667,424          1,744,372
Finished goods        5,803,849          6,086,615
                    -----------        -----------
                    $17,688,500        $17,742,009
                    ===========        ===========

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                      Quarter Ended March 31,
                                      -----------------------
                                        2003           2002
                                        ----           ----
Numerators:
   Numerator for both basic and
       diluted EPS, net income       $25,908,538   $18,953,226

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                     75,944,285    75,313,856
   Potentially dilutive shares
      resulting from stock plans         884,742     1,033,965
                                     -----------   -----------

   Denominator for diluted EPS        76,829,027    76,347,821
                                     ===========   ===========

Shares related to stock plans not
included in diluted average common
shares outstanding because their
effect would be antidilutive           1,371,099       508,724

(5) At March 31, 2003, the Company has two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (Accounting for Stock-Based Compensation) to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                              Quarter Ended March 31,
                                              -----------------------
                                              2003               2002
                                              ----               ----
Net income, as reported                  $   25,908,538    $   18,953,226
Deduct: Total stock-based employee
  compensation expense determined
  under fair value-based method of all
  awards, net of tax effects                 (1,984,653)       (1,886,332)
                                         --------------    --------------

Pro forma net income                     $   23,923,885    $   17,066,894
                                         ==============    ==============

Earnings per share:
  Basic -- as reported                   $          .34    $          .25
  Basic -- pro forma                                .32               .23

  Diluted -- as reported                            .34               .25
  Diluted -- pro forma                              .31               .22


(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                                       March 31, 2003                     March 31, 2003
                                                       --------------                     --------------
              Quarter Ended                             $24,830,185                         $18,336,351

(7) The decrease in common stock during the quarter ended March 31, 2003, is attributable to the repurchase of 415,000 shares, partially offset by the issuance of 216,921 shares of the Company's common stock under its stock-based compensation plans.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                               Quarter Ended March 31,
                               -----------------------
Revenue:                         2003           2002
                                 ----           ----
  Automotive Products        $110,176,859   $ 83,893,419
  Fire Protection Products      5,131,705      5,155,049
                             ------------   ------------
  Total                      $115,308,564   $ 89,048,468
                             ============   ============
Operating Income:
  Automotive Products        $ 35,487,086   $ 23,550,891
  Fire Protection Products        894,497      1,013,686
                             ------------   ------------
  Total                      $ 36,381,583   $ 24,564,577
                             ============   ============

                       GENTEX CORPORATION AND SUBSIDIARIES

(9) New Accounting Pronouncements -- FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees to be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of Interpretation No. 45 are effective immediately; however the Company currently does not have significant third party guarantees or warranty liabilities that would require disclosure under the interpretation. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003, and did not have an effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning January 1, 2004, for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have an effect on the Company's consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         FIRST QUARTER 2003 VERSUS FIRST QUARTER 2002

         Net Sales. Net sales for the first quarter of 2003 increased by approximately $26,260,000, or 29%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by $26,283,000, or 31%, as electrochromic mirror unit shipments increased by 23% from approximately 2,056,000 in the first quarter of 2002 to 2,535,000 in the current quarter. This increase reflected the increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2003 model year vehicles plus additional content. Unit shipments to customers in North America increased by 14%, primarily due to increased penetration, despite flat automotive production levels. Mirror unit shipments to automotive customers outside North America increased by 36% compared with the first quarter in 2002, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products decreased less than 1%, primarily due to lower sales of certain of the Company's smoke detectors.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% in the first quarter of 2002 to 58% in the first quarter of 2003. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions.

         Operating Expenses. Research and development expenses increased approximately $622,000, but decreased from 6% to 5% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $486,000, but decreased from 6% to 5% of net sales, when compared with the first quarter of 2002. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

         Other Income - Net. Other income decreased by approximately $1,514,000 when compared with the first quarter of 2002, primarily due to realized losses on the sale of equity investments.

         FINANCIAL CONDITION:

         Cash flow from operating activities for the three months ended March 31, 2003, increased $4,522,000 to $40,877,000, compared to $36,355,000 for the same period last year, primarily due to increased net income. Capital expenditures for the three months ended March 31, 2003, were $6,630,000, compared to $15,254,000 for the same period last year, primarily due to the purchase of a company airplane in 2002.

         Management considers the Company's working capital and long-term investments totaling approximately $466,871,000 at March 31, 2003, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

         On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the quarter ended March 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000.

         TRENDS AND DEVELOPMENTS:

         The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. There were no significant changes in the market risks reported in the Company's 2002 Form 10-K report during the quarter ended March 31, 2003.

         The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products. The Company utilizes the forecasting services of J.D. Power and Associates, and its current forecasts for light vehicle production are approximately 16.0 million in North America, 15.7 million in Western Europe and 20.3 million in the Asia-Pacific region for calendar 2003.

         In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience from time to time some pressure for select raw material cost increases.

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

         Automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. In addition, there remains uncertainty associated with automotive light vehicle production schedules for the balance of the year due to weaker automotive sales, the economy and the war in Iraq. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

         The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

         On October 1, 2002, Magna International acquired Donnelly Corporation. Magna Donnelly is the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly. At this time, it is too early to determine the impact, if any, of Magna's acquisition of Donnelly upon the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for by this item is provided under the caption "Trends and Developments" under Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 4. CONTROLS AND PROCEDURES

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a -- 14(c) and 15d -- 14(c)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.



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



PART II. OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K

                  (a) See Exhibit Index on Page 13.

                  (b) No reports on Form 8-K were filed during the
                      three months ended March 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GENTEX CORPORATION



         Date:     May 5, 2003                  /s/ Fred T. Bauer
              ---------------------             --------------------------------
                                                Fred T. Bauer
                                                Chairman and Chief
                                                Executive Officer



         Date:   May 5, 2003                    /s/ Enoch C. Jen
             ----------------------             --------------------------------
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







         Date:    May 5, 2003
              -------------------


                                                 /s/ Fred T. Bauer
                                                --------------------------------
                                                Chief Executive Officer

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



         Date:    May 5, 2003
              -------------------


                                                 /s/ Enoch C. Jen
                                                --------------------------------
                                                Vice President -- Finance

                                  EXHIBIT INDEX



EXHIBIT NO.                              DESCRIPTION                                       PAGE
-----------                              -----------                                       ----
3(a)(1)         Registrant's Articles of Incorporation were filed in 1981 as
                Exhibit 2(a) to a Registration Statement on Form S-18
                (Registration No. 2-74226C), an Amendment to those Articles was filed as Exhibit 3 to Registrant's Report on Form 10-Q in August
                of 1985, an additional Amendment to those Articles was filed as
                Exhibit 3(a)(1) to Registrant's Report on Form 10-Q in August of
                1987, an additional Amendment to those Articles was filed as
                Exhibit 3(a)(2) to Registrant's Report on Form 10-K dated March
                10, 1992, an Amendment to Articles of Incorporation, adopted on
                May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31, 1996, and an Amendment to Articles of Incorporation, adopted on May 21, 1998, was filed as Exhibit
                3(a)(2) to Registrant's Report on Form 10-Q dated July 30, 1998, all of which are hereby incorporated herein be reference.

3(b)(1)         Registrant's Bylaws as amended and restated February 27, 2003.               16

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

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain officers was filed as
                Exhibit 10 (e) to Registrant's Report on Form 10-Q dated October
                31, 2002, and the same is incorporated herein by reference.

99.1            Certificate of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                24

99.2            Certificate of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                                25




















*Indicates a compensatory plan or arrangement.