Form 10-Q
period 2003-06-30
GENTEX CORP
filed 2003-08-06
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003, OR
 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

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


        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                  Yes                                         No
                      ----------------                          ----------------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
           Class                                   at July 17, 2003
           -----                                   ----------------
 Common Stock, $0.06 Par Value                        76,397,639

                        Exhibit Index located at page 13

PART I.             FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                               ASSETS
                                                               ------
                                                                             June 30, 2003             December 31, 2002
                                                                             -------------             -----------------
                                                                              (Unaudited)                  (Audited)
                                                                              -----------                  ---------
CURRENT ASSETS
   Cash and cash equivalents                                                    $150,889,742                 $168,834,111
   Short-term investments                                                        124,122,654                   46,816,690
   Accounts receivable, net                                                       43,740,723                   35,890,380
   Inventories                                                                    18,718,241                   17,742,009
   Prepaid expenses and other                                                      9,703,633                    7,515,219
                                                                            -----------------         --------------------

      Total current assets                                                       347,174,993                  276,798,409

PLANT AND EQUIPMENT - NET                                                        125,362,669                  124,982,665

OTHER ASSETS
   Long-term investments                                                         205,145,321                  203,358,933
   Patents and other assets, net                                                   4,450,816                    4,032,660
                                                                            -----------------         --------------------

      Total other assets                                                         209,596,137                  207,391,593
                                                                            -----------------         --------------------

Total assets                                                                    $682,133,799                 $609,172,667
                                                                            =================         ====================



                                             LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                             ----------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                              $15,262,466                  $11,793,726
   Accrued liabilities                                                            18,723,064                   17,266,309
                                                                            -----------------         --------------------

      Total current liabilities                                                   33,985,530                   29,060,035

DEFERRED INCOME TAXES                                                             11,946,091                    6,472,270

SHAREHOLDERS' INVESTMENT
   Common stock                                                                    4,583,858                    4,573,282
   Additional paid-in capital                                                    134,915,721                  123,923,391
   Other shareholders' investment                                                496,702,599                  445,143,689
                                                                            -----------------         --------------------

      Total shareholders' investment                                             636,202,178                  573,640,362
                                                                            -----------------         --------------------

Total liabilities and
   shareholders' investment                                                     $682,133,799                 $609,172,667
                                                                            =================         ====================




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended                 Six Months Ended
                                                            June 30                            June 30
                                                  -----------------------------   -----------------------------------

                                                       2003          2002               2003              2002
                                                       ----          ----               ----              ----

NET SALES                                           $116,917,332   $97,346,344         $232,225,896     $186,394,812

COST OF GOODS SOLD                                    68,635,744    58,280,926          135,828,313      112,138,732
                                                  -----------------------------   -----------------------------------


      Gross profit                                    48,281,588    39,065,418           96,397,583       74,256,080


OPERATING EXPENSES:
   Engineering, research and development               6,310,886     5,623,863           12,518,622       11,209,603
   Selling, general
      & administrative                                 6,090,320     5,243,953           11,616,996       10,284,298
                                                  -----------------------------   -----------------------------------

      Total operating expenses                        12,401,206    10,867,816           24,135,618       21,493,901
                                                  -----------------------------   -----------------------------------

      Income from operations                          35,880,382    28,197,602           72,261,965       52,762,179


OTHER INCOME:
   Interest and dividend income                        2,758,764     2,915,457            5,423,975        5,676,305
   Other, net                                             13,193       460,708             (651,063)       1,215,009
                                                  -----------------------------   -----------------------------------

      Total other income                               2,771,957     3,376,165            4,772,912        6,891,314
                                                  -----------------------------   -----------------------------------

      Income before provision
         for income taxes                             38,652,339    31,573,767           77,034,877       59,653,493

PROVISION FOR INCOME TAXES                            12,562,000    10,263,000           25,036,000       19,389,500
                                                  -----------------------------   -----------------------------------


NET INCOME                                           $26,090,339   $21,310,767          $51,998,877      $40,263,993
                                                  =============================   ===================================

Earnings Per Share:
  Basic                                                    $0.34         $0.28                $0.68            $0.53
  Diluted                                                  $0.34         $0.28                $0.68            $0.53

Weighted Average Shares:
  Basic                                               75,992,364    75,685,015           75,974,343       75,494,641
  Diluted                                             76,878,488    76,619,056           76,813,994       76,482,761


     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                   2003               2002
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $51,998,877        $40,263,993
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                             10,586,146          9,239,381
         Loss on disposal of asset                                                     75,626             11,180
         (Gain) loss on sale of investments                                         1,942,315           (609,326)
         Deferred income taxes                                                       (105,539)         2,008,634
         Amortization of deferred compensation                                        554,688            581,818
         Change in operating assets and liabilities:
            Accounts receivable, net                                               (7,850,343)        (7,921,761)
            Inventories                                                              (976,232)          (643,887)
            Prepaid expenses and other                                             (1,564,550)         1,879,434
            Accounts payable                                                        3,468,740          4,483,290
            Accrued liabilities                                                     1,456,755          3,142,782
            Tax benefit of stock plan transactions                                  3,591,854          3,486,599
                                                                             -----------------  -----------------
              Net cash provided by
                 operating activities                                              63,178,337         55,922,137
                                                                             -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                  (11,044,112)       (20,235,959)
   Proceeds from sale of plant and equipment                                           72,000            189,926
  (Increase) decrease in investments                                              (66,876,106)       (24,470,355)
   Increase in other assets                                                           (64,199)          (597,096)
                                                                             -----------------  -----------------
              Net cash used for
                 investing activities                                             (77,912,417)       (45,113,484)
                                                                             -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                                        7,036,521          6,924,487
  Repurchases of common stock                                                     (10,246,810)                 0
                                                                             -----------------  -----------------
              Net cash provided by (used for)
                 financing activities                                              (3,210,289)         6,924,487
                                                                             -----------------  -----------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                               (17,944,369)        17,733,140

CASH AND CASH EQUIVALENTS,
   beginning of period                                                            168,834,111        139,784,721
                                                                             -----------------  -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                 $150,889,742       $157,517,861
                                                                             =================  =================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2003, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:


                                                       June 30, 2003                    December 31, 2002
                                                       -------------                    -----------------
                  Raw materials                         $ 9,872,188                      $  9,911,022
                  Work-in-process                         1,970,231                         1,744,372
                  Finished goods                          6,875,823                         6,086,615
                                                        -----------                      ------------
                                                        $18,718,241                      $ 17,742,009
                                                        ===========                      ============

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):


                                                     Quarter Ended June 30,                  Six Months Ended June 30,
                                                     -----------------------                 --------------------------
                                                       2003             2002                  2003                  2002
                                                       ----             ----                  ----                  ----
         Numerators:
            Numerator for both basic and
                diluted EPS, net income            $26,090,339        $21,310,767            $51,998,877          $40,263,993

         Denominators:
            Denominator for basic EPS,
               weighted-average shares
               outstanding                          75,992,364         75,685,015             75,974,343           75,494,641
            Potentially dilutive shares
               resulting from stock plans              886,124            934,041                839,651              988,120
                                                   -----------        -----------            -----------          -----------

            Denominator for diluted EPS             76,878,488         76,619,056             76,813,994           76,482,761
                                                   ===========        ===========            ===========          ===========

         Shares related to stock plans
         not included in diluted average
         common shares outstanding
         because their effect would be
         antidilutive                                  705,855            424,703              1,055,485              416,882



(5) At June 30, 2003, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES



                                                          Quarter Ended June 30,                    Six Months Ended June 30,
                                                          ----------------------                    -------------------------
                                                       2003                  2002                 2003                    2002
                                                       ----                  ----                 ----                    ----

     Net income, as reported                        $26,090,339           $21,310,767          $51,998,877             $40,263,993
     Deduct:  Total stock-based employee
       compensation expense determined
       under fair-value-based method of all
       awards, net of tax effects                   (2,335,352)           (1,968,351)          (4,466,666)             (3,703,771)
                                                    -----------           -----------          -----------             -----------

     Pro forma net income                           $23,754,987           $19,342,416          $47,532,211             $36,560,222
                                                    ===========           ===========          ===========             ===========

     Earnings per share:
       Basic -- as reported                         $       .34           $       .28           $      .68             $       .53
       Basic -- pro forma                                   .31                   .26                  .63                     .48

       Diluted -- as reported                               .34                   .28                  .68                     .53
       Diluted -- pro forma                                 .31                   .25                  .62                     .48



(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:


                                                        June 30, 2003                      June 30, 2002
                                                        -------------                      -------------
              Quarter Ended                             $36,795,378                         $14,494,227

              Six Months Ended                           61,625,563                          32,830,578

(7) The increase in common stock during the quarter ended June 30, 2003, is attributable to the issuance of 374,348 shares of the Company's common stock under its stock-based compensation plans. The increase in common stock during the six months ended June 30, 2003, is attributable to the issuance of 591,269 shares of the Company's common stock under its stock-based compensation plans, partially offset by the repurchase of 415,000 shares.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:


                                                   Quarter Ended June 30,                  Six Months Ended June 30,
                                             ----------------------------------        ---------------------------------
                                                    2003                2002                  2003              2002
                                                    ----                ----                  ----              ----
         Revenue:
           Automotive Products                $ 110,894,144       $  91,566,416        $  221,071,003     $  175,459,835
           Fire Protection Products               6,023,188           5,779,928            11,154,893         10,934,977
                                              -------------       -------------        --------------     --------------
           Total                              $ 116,917,332       $  97,346,344        $  232,225,896     $  186,394,812
                                              =============       =============        ==============     ==============
         Operating Income:
           Automotive Products                $  34,646,655       $  27,141,179        $   70,133,741     $   50,692,070
           Fire Protection Products               1,233,727           1,056,423             2,128,224          2,070,109
                                              -------------       -------------        --------------     --------------
           Total                              $  35,880,382       $  28,197,602        $   72,261,965     $   52,762,179
                                              =============       =============        ==============     ==============

                       GENTEX CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

(9) In order to avoid the registration requirements of the Investment Company Act of 1940, the Company has changed its intent to hold certain of its held-to-maturity investments and has therefore reclassified investments in debt securities with a net carrying value of $202 million from held-to-maturity to available-for-sale during the second quarter of 2003. The unrealized gain on these securities, net of income taxes, was approximately $1 million at the time of the reclassification and was recorded in accumulated other comprehensive income within shareholders' investment at June 30, 2003.

(10) New Accounting Pronouncements - Financial Accounting Standards Board
     (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires liabilities related to guarantees to be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of Interpretation No. 45 were effective as of December 31, 2002; however the Company currently does not have significant third-party guarantees or warranty liabilities that would require disclosure under the interpretation. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003, and did not have a significant effect on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value-based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings using the fair-value method are included in Note 5 of this Form 10-Q.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement," and addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning July 1, 2003, for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           SECOND QUARTER 2003 VERSUS  SECOND QUARTER 2002
           Net Sales. Net sales for the second quarter of 2003 increased by approximately $19,571,000, or 20%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by $19,328,000, or 21%, as electrochromic mirror unit shipments increased by 11% from approximately 2,278,000 in the second quarter of 2002 to 2,534,000 in the current quarter. These increases reflected the increased penetration of interior and exterior electrochromic Night Vision Safety(TM) (NVS(R)) Mirrors on 2003 model year vehicles plus additional electronic feature content. Unit shipments to customers in North America for the second quarter of 2003 increased by 7% compared to the same period in the prior year, primarily due to increased penetration, despite a 9% decline in North American automotive industry production levels. Mirror unit shipments to automotive customers outside North America increased by 17% for the second quarter of 2003 compared with the second quarter in 2002, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 4% for the second quarter of 2003, primarily due to higher sales of certain of the Company's signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% in the second quarter of 2002 to 59% in the second quarter of 2003. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

           Operating Expenses. Engineering, research and development expenses for the quarter increased approximately $687,000, but decreased from 6% to 5% of net sales as the additional expenses were leveraged over increased sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $846,000 for the quarter, but remained at 5% of net sales, when compared with the second quarter of 2002. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

           Other Income - Net. Other income decreased by approximately $604,000 for the quarter when compared with the second quarter of 2002, primarily due to realized losses on the sale of equity investments.

           SIX MONTHS ENDED JUNE 30, 2003, VERSUS SIX MONTHS ENDED JUNE 30, 2002

           Net Sales. Net sales for the six months ended June 30, 2003, increased by approximately $45,831,000, or 25%, when compared with the same period last year. Automatic-dimming mirror unit shipments increased by 17% from approximately 4,334,000 in the first six months of 2002 to 5,069,000 in the first six months of 2003. This increase reflected the increased penetration on 2003 model year vehicles for interior and exterior electrochromic NVS Mirrors. Unit shipments to customers in North America increased by 11% for the first six months of 2003, primarily due to increased penetration, despite lower North American automotive industry production levels. Mirror unit shipments to automotive customers outside North America increased by 26% for the first six months of 2003 compared with the first six months in 2002, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 2% for the first six months of 2003, primarily due to higher sales of certain of the Company's signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% to 58% in the first six months of 2003. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

           Operating Expenses. For six months ended June 30, 2003, engineering, research and development expenses increased approximately $1,309,000, but decreased from 6% to 5% of net sales as the additional expenses were leveraged over increased sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,333,000 for the first six months of 2003, but decreased from 6% to 5% of net sales as the additional expenses were leveraged over increased sales, when compared to the first six months of 2002.This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

           Other Income -- Net. Other income for the six months ended June 30, 2003, decreased by approximately $2,118,000 when compared with the first six months of 2002, primarily due to realized losses on the sale of equity investments.

           FINANCIAL CONDITION:
           Cash flow from operating activities for the six months ended June 30, 2003, increased $7,256,000 to $63,178,000, compared to $55,922,000 for the same period last year, primarily due to increased net income. Capital expenditures for the six months ended June 30, 2003, were $11,044,000, compared to $20,236,000 for the same period last year, primarily due to the purchase of a company airplane in 2002.

           Management considers the Company's working capital and long-term investments totaling approximately $518,335,000 at June 30, 2003, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

           On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the quarter ended March 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000. No shares were repurchased during the quarter ended June 30, 2003.

           TRENDS AND DEVELOPMENTS:
           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2003, there were no significant changes in the market risks reported in the Company's 2002 Form 10-K report.

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

           Automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. In addition, there remains uncertainty associated with automotive light vehicle production schedules for the balance of the year due to weaker automotive sales, the economy and geopolitical factors, including the occupation in Iraq. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

           The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

           On October 1, 2002, Magna International acquired Donnelly Corporation. Magna Donnelly is the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly. To date, the Company is not aware of any significant impact of Magna's acquisition of Donnelly upon the Company; however, any ultimate significant impact has not yet been determined.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this item is provided under the caption "Trends and Developments" under Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition.


ITEM 4.    CONTROLS AND PROCEDURES

           As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a -- 14(c) and 15d -- 14(c)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to June 30, 2003, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.



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

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders

                  The annual meeting of the shareholders of the Company was held on May 14, 2003, at which:

                 (a) The following nominees were elected to serve
                     three-year terms (except for a one-year term for John Mulder) on the Company's Board of Directors by the following votes.

                                               Fred Bauer           Leo Weber             Gary Goode         John Mulder
                                               ----------           ---------             ----------         -----------
                     For                       50,582,435           69,285,160            69,369,544          54,326,298
                     Against                            -                    -                     -                   -
                     Withheld                  20,502,679            1,799,954             1,715,570          16,758,816
                     Broker Non-Votes                   -                    -                     -                   -

                     The terms of office for incumbent Directors
                     Mickey Fouts, Kenneth La Grand, Arlyn Lanting, Fred Sotok and Ted Thompson, continued after the meeting.

                 (b) A proposal to approve the Gentex 2003 Employee
                     Stock Purchase Plan was approved by the following vote:

                     For                           70,319,972
                     Against                          619,737
                     Abstain                          145,405
                     Broker Non-Votes                       -

                 (c) A shareholder proposal on board diversity was not approved by the following votes:

                     For                           21,381,079
                     Against                       33,166,192
                     Abstain                        4,100,461
                     Broker Non-Votes                       -

         Item 6.  Exhibits and Reports on Form 8-K

                 (a)  See Exhibit Index on Page 13.

                 (b) During the three months ended June 30, 2003, one
                     report on Form 8-K was filed on April 16, 2003, to disclose the Company's financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GENTEX CORPORATION

         Date:     August 6, 2003           /s/ Fred T. Bauer
              ----------------------        ----------------------------------
                                            Fred T. Bauer
                                            Chairman and Chief
                                            Executive Officer



         Date:   August 6, 2003             /s/ Enoch C. Jen
             -----------------------        ----------------------------------
                                            Enoch C. Jen
                                            Vice President -- Finance,
                                            Principal Financial and
                                            Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION                                      PAGE
-----------                                        -----------                                      ----

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

3(b)(1)         Registrant's Bylaws as amended and restated February 27, 2003, was filed as
                Exhibit 3(b)(1) to Registrant's Report on Form 10-Q dated May 5, 2003, and the same is hereby incorporated herein by reference.

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

31.1            Certification of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                (18 U.S.C. 1350).                                                        15

31.2            Certification of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                (18 U.S.C. 1350).                                                        16

32.1            Certificate of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (18 U.S.C. 1350).                                                        17

32.2            Certificate of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (18 U.S.C. 1350).                                                        18


*Indicates a compensatory plan or arrangement.