Form 10-Q
period 2003-09-30
GENTEX CORP
filed 2003-11-04
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

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

                  Yes                                         No
                      ----------------                          ----------------

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
                Class                            at October 17, 2003
                -----                            -------------------
    Common Stock, $0.06 Par Value                    76,714,360

                        Exhibit Index located at page 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                             September 30, 2003      December 31, 2002
                                                             ------------------      -----------------
                                                               (Unaudited)               (Audited)
                                                               -----------               ---------
CURRENT ASSETS
   Cash and cash equivalents                                       $311,652,759            $168,834,111
   Short-term investments                                            74,073,554              46,816,690
   Accounts receivable, net                                          63,336,025              35,890,380
   Inventories                                                       20,341,487              17,742,009
   Prepaid expenses and other                                         9,738,953               7,515,219
                                                               ----------------     -------------------

      Total current assets                                          479,142,778             276,798,409

PLANT AND EQUIPMENT - NET                                           124,947,036             124,982,665

OTHER ASSETS
   Long-term investments                                            114,481,305             203,358,933
   Patents and other assets, net                                      4,612,960               4,032,660
                                                               ----------------     -------------------

      Total other assets                                            119,094,265             207,391,593
                                                               ----------------     -------------------

Total assets                                                       $723,184,079            $609,172,667
                                                               ================     ===================



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                 $17,099,346             $11,793,726
   Accrued liabilities                                               30,308,589              17,266,309
                                                               ----------------     -------------------

      Total current liabilities                                      47,407,935              29,060,035

DEFERRED INCOME TAXES                                                13,972,998               6,472,270

SHAREHOLDERS' INVESTMENT
   Common stock                                                       4,602,862               4,573,282
   Additional paid-in capital                                       144,313,912             123,923,391
   Other shareholders' investment                                   512,886,372             445,143,689
                                                               ----------------     -------------------

      Total shareholders' investment                                661,803,146             573,640,362
                                                               ----------------     -------------------

Total liabilities and
   shareholders' investment                                        $723,184,079            $609,172,667
                                                               ================     ===================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30                         September 30
                                                    --------------------------------      ------------------------------

                                                          2003             2002                2003            2002
                                                          ----             ----                ----            ----
NET SALES                                                $112,878,954   $101,516,275         $345,104,850   $287,911,087

COST OF GOODS SOLD                                         65,793,563     60,820,878          201,621,876    172,959,610
                                                    --------------------------------      ------------------------------


      Gross profit                                         47,085,391     40,695,397          143,482,974    114,951,477


OPERATING EXPENSES:
   Engineering, research and development                    6,944,138      5,974,215           19,462,760     17,183,818
   Selling, general
      & administrative                                      5,693,743      5,142,636           17,310,739     15,426,934
                                                    --------------------------------      ------------------------------

      Total operating expenses                             12,637,881     11,116,851           36,773,499     32,610,752
                                                    --------------------------------      ------------------------------

      Income from operations                               34,447,510     29,578,546          106,709,475     82,340,725


OTHER INCOME (EXPENSE)
   Interest, net                                            2,372,517      2,996,813            7,796,492      8,673,118
   Other                                                    1,225,098       (832,098              574,035        382,911
                                                    --------------------------------      ------------------------------

      Total other income                                    3,597,615      2,164,715            8,370,527      9,056,029
                                                    --------------------------------      ------------------------------

      Income before provision
         for income taxes                                  38,045,125     31,743,261          115,080,002     91,396,754

PROVISION FOR INCOME TAXES                                 12,364,000     10,316,000           37,400,000     29,705,500
                                                    --------------------------------      ------------------------------


NET INCOME                                                $25,681,125    $21,427,261          $77,680,002    $61,691,254
                                                    ================================      ==============================

Earnings Per Share:
  Basic                                                         $0.34          $0.28                $1.02          $0.82
  Diluted                                                       $0.33          $0.28                $1.01          $0.81

Cash Dividend Declared Per Share                                $0.15          $0.00                $0.15          $0.00




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2003               2002
                                                                            -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $77,680,002        $61,691,254
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                             15,977,561         14,329,578
         Loss on disposal of asset                                                     75,626             11,180
         (Gain) loss on sale of investments                                           872,848            443,899
         Deferred income taxes                                                        490,376          2,497,161
         Amortization of deferred compensation                                        844,226            854,654
         Change in operating assets and liabilities:
            Accounts receivable, net                                              (27,445,645)        (8,781,020)
            Inventories                                                            (2,599,478)        (3,243,821)
            Prepaid expenses and other                                             (1,376,344)         1,684,689
            Accounts payable                                                        5,305,620          4,715,864
            Accrued liabilities                                                     1,535,126          6,218,602
            Tax benefit of stock plan transactions                                  5,993,320          4,573,608
                                                                             ----------------   ----------------
              Net cash provided by
                 operating activities                                              77,353,238         84,995,648
                                                                             ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                  (15,982,008)       (25,534,851)
   Proceeds from sale of plant and equipment                                           72,000            189,926
   (Increase) decrease in investments                                              78,356,378        (56,873,394)
   Increase in other assets                                                          (552,725)          (849,620)
                                                                             ----------------   ----------------
              Net cash provided by (used for)
                 investing activities                                              61,893,645        (83,067,939)
                                                                             ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                                       13,818,575          9,849,502
   Repurchases of common stock                                                    (10,246,810)                 0
                                                                             ----------------   ----------------
              Net cash provided by (used for)
                 financing activities                                               3,571,765          9,849,502
                                                                             ----------------   ----------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                               142,818,648         11,777,211

CASH AND CASH EQUIVALENTS,
   beginning of period                                                            168,834,111        139,784,721
                                                                             ----------------   ----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                 $311,652,759       $151,561,932
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2003, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                                     September 30, 2003                December 31, 2002
                                                     ------------------                -----------------
                  Raw materials                         $11,549,405                      $  9,911,022
                  Work-in-process                         1,914,729                         1,744,372
                  Finished goods                          6,877,353                         6,086,615
                                                        -----------                       -----------
                                                        $20,341,487                       $17,742,009
                                                        ===========                       ===========

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                                  Quarter Ended September 30,              Nine Months Ended September 30,
                                                  ---------------------------              -------------------------------
                                                     2003             2002                    2003                2002
                                                     ----             ----                    ----                ----
         Numerators:
            Numerator for both basic and
               diluted EPS, net income          $25,681,125        $21,427,261            $77,680,002          $61,691,254

         Denominators:
            Denominator for basic EPS,
               weighted-average shares
               outstanding                       76,348,527         75,688,349             76,106,950           75,379,342
            Potentially dilutive shares
               resulting from stock plans         1,220,334            896,892                960,198            1,142,173
                                                 ----------         ----------             ----------           ----------

            Denominator for diluted EPS          77,568,861         76,585,241             77,067,148           76,521,515
                                                 ==========         ==========             ==========           ==========


         Shares related to stock plans
         not included in diluted average
         common shares outstanding
         because their effect would be
         antidilutive                               223,383            838,681                674,884              616,265

(5) At September 30, 2003, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                       Quarter Ended September 30,              Nine Months Ended September 30,
                                                       ---------------------------              -------------------------------
                                                       2003                  2002                 2003                    2002
                                                       ----                  ----                 ----                    ----
     Net income, as reported                        $25,681,125           $21,427,261          $77,680,002             $61,691,254
     Deduct:  Total stock-based employee
       compensation expense determined
       under fair-value-based method of all
       awards, net of tax effects                   (2,717,304)           (2,185,168)          (7,731,314)             (5,887,502)
                                                    -----------           -----------         ------------             -----------

     Pro forma net income                           $22,963,821           $19,242,093          $69,948,688             $55,803,752
                                                    ===========           ===========          ===========             ===========

     Earnings per share:
       Basic -- as reported                         $       .34           $       .28          $      1.02             $       .82
       Basic -- pro forma                                   .30                   .25                  .92                     .74

       Diluted -- as reported                               .33                   .28                 1.01                     .81
       Diluted -- pro forma                                 .30                   .25                  .91                     .73

(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on certain investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                                     September 30, 2003                 September 30, 2002
                                                     ------------------                 ------------------
              Quarter Ended                             $27,635,064                         $14,516,584

              Nine Months Ended                          89,260,627                          47,347,162

(7) The increase in common stock during the quarter ended September 30, 2003, is attributable to the issuance of 316,721 shares of the Company's common stock under its stock-based compensation plans. The increase in common stock during the nine months ended September 30, 2003, is attributable to the issuance of 907,990 shares of the Company's common stock under its stock-based compensation plans, partially offset by the repurchase of 415,000 shares. The Company has recorded a $0.15 per share cash dividend declared on August 18, 2003, totaling approximately $11,506,000.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry:

                                                    Quarter Ended September 30,            Nine Months Ended September 30,
                                                 ---------------------------------        ---------------------------------
           Revenue:                                  2003                2002                  2003                2002
                                                     ----                ----                  ----                ----
            Automotive Products                   $107,020,164        $95,993,245          $328,091,167       $271,453,080
            Fire Protection Products                 5,858,790          5,523,030            17,013,683         16,458,007
                                                  ------------      -------------          ------------       ------------
            Total                                 $112,878,954       $101,516,275          $345,104,850       $287,911,087
                                                  ============       ============          ============       ============
           Operating Income:
            Automotive Products                    $33,184,710        $28,642,341          $103,318,451      $  79,334,411
            Fire Protection Products                 1,262,800            936,205             3,391,024          3,006,314
                                                   -----------     --------------          ------------      -------------
            Total                                  $34,447,510        $29,578,546          $106,709,475      $  82,340,725
                                                   ===========        ===========          ============      =============

                       GENTEX CORPORATION AND SUBSIDIARIES

 (9) In order to avoid the registration requirements of the Investment
     Company Act of 1940, the Company changed its intent to hold certain of its held-to-maturity investments and therefore reclassified investments in debt securities with a net carrying value of $202 million from held-to-maturity to available-for-sale during the second quarter of 2003. The unrealized gain on these securities, net of income taxes, was approximately $1 million at the time of the reclassification and was recorded in accumulated other comprehensive income within shareholders' investment at June 30, 2003.

(10) New Accounting Pronouncements -- Financial Accounting Standards Board
     (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires liabilities related to guarantees to be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of Interpretation No. 45 were effective as of December 31, 2002; however the Company currently does not have significant third-party guarantees or warranty liabilities that would require disclosure under the interpretation. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003, and did not have a significant effect on the Company's consolidated financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement," and addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning October 1, 2003, for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a significant effect on the Company's consolidated financial position or results of operations.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         THIRD QUARTER 2003 VERSUS THIRD QUARTER 2002

         Net Sales. Net sales for the third quarter of 2003 increased by approximately $11,363,000, or 11%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors increased by $11,027,000, or 11%, as electrochromic (automatic-dimming) mirror unit shipments increased by 12% from approximately 2,206,000 in the third quarter of 2002 to 2,475,000 in the current quarter. These increases reflected the increased penetration of interior and exterior automatic-dimming Night Vision Safety(TM) (NVS(R)) Mirrors on 2003 and 2004 model year vehicles plus additional electronic feature content. Unit shipments to customers in North America for the third quarter of 2003 increased by 7% compared to the same period in the prior year, primarily due to increased penetration, despite a 5% decline in North American automotive light vehicle production levels. Mirror unit shipments to automotive customers outside North America increased by 19% for the third quarter of 2003 compared with the third quarter in 2002, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 6% for the third quarter of 2003, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% in the third quarter of 2002 to 58% in the third quarter of 2003. This decreased percentage primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

         Operating Expenses. Engineering, research and development expenses for the quarter increased approximately $970,000, but remained at 6% of net sales, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $551,000 for the quarter, but remained at 5% of net sales, when compared with the third quarter of 2002. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

         Other Income - Net. Other income increased by approximately $1,433,000 for the quarter when compared with the third quarter of 2002, primarily due to realized gains on the sale of fixed-income investments during the third quarter of 2003 compared to realized losses on the sale of equity investments during the third quarter of 2002.

         NINE MONTHS ENDED SEPTEMBER 30, 2003, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net Sales. Net sales for the nine months ended September 30, 2003, increased by approximately $57,194,000, or 20%, when compared with the same period last year. Automatic-dimming mirror unit shipments increased by 15% from approximately 6,540,000 in the first nine months of 2002 to 7,544,000 in the first nine months of 2003. This increase reflected the increased penetration on 2003 and 2004 model year vehicles for interior and exterior automatic-dimming mirrors. Unit shipments to customers in North America increased by 10% for the first nine months of 2003, primarily due to increased penetration, despite a 4% decline in North American automotive light vehicle production levels. Mirror unit shipments to automotive customers outside North America increased by 23% for the first nine months of 2003 compared with the first nine months in 2002, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 3% for the first nine months of 2003, primarily due to higher sales of certain of the Company's signaling products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% in the first nine months of 2002 to 58% in the first nine months of 2003. This decreased percentage primarily reflected the higher sales

         NINE MONTHS ENDED SEPTEMBER 30, 2003, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002 - (CONT.):

         level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

         Operating Expenses. For the nine months ended September 30, 2003, engineering, research and development expenses increased approximately $2,279,000, but remained at 6% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,884,000 for the first nine months of 2003, but remained at 5% of net sales, when compared to the first nine months of 2002. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

         Other Income -- Net. Other income for the nine months ended September 30, 2003, decreased by approximately $686,000 when compared with the first nine months of 2002, primarily due to decreased investment income as a result of declining interest rates.

         FINANCIAL CONDITION:

         Cash flow from operating activities for the nine months ended September 30, 2003, decreased $7,642,000 to $77,353,000, compared to $84,996,000 for the same period last year, primarily due to increased accounts receivable, partially offset by increased net income. Capital expenditures for the nine months ended September 30, 2003, were $15,982,000, compared to $25,535,000 for the same period last year, primarily due to the purchase of a company airplane in 2002.

         Cash and cash equivalents as of September 30, 2003, increased approximately $142,819,000 compared to December 31, 2002. The increase was primarily due to the sale of approximately $100 million of fixed-income investments during the quarter ended September 30, 2003, as well as cash flow from operations.

         Accounts receivable as of September 30, 2003, increased approximately $27,446,000 compared to December 31, 2002. The increase was primarily due approximately equally to increased sales and to a change in payment terms by the Company's largest customer, which formerly paid for each month's shipments by the end of the following month and, effective with the 2004 model year, now pays for each month's shipments by the beginning of the second month following the month of shipment.

         Accrued liabilities as of September 30, 2003, increased approximately $13,042,000 compared to December 31, 2002, primarily due to the declaration of a cash dividend. On August 18, 2003, the Company announced a change in the Company's cash dividend policy and declared an initial quarterly dividend of $0.15, payable on October 17, 2003. The increase in deferred taxes as of September 30, 2003, compared to December 31, 2002, is primarily due to a change from an unrealized loss on investments as of December 31, 2002, to an unrealized gain on investments as of September 30, 2003.

         Management considers the Company's working capital and long-term investments totaling approximately $557,723,000 at September 30, 2003, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

         On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the quarter ended March 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000. No shares were repurchased during the quarters ended June 30 and September 30, 2003.

         TRENDS AND DEVELOPMENTS:

         The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2003, there were no significant changes in the market risks reported in the Company's 2002 Form 10-K report.

         The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products. The Company utilizes the forecasting services of J.D. Power and Associates, and its current forecasts for light vehicle production are approximately 16.0 million units in North America, 16.0 million units in Western Europe and 20.3 million units in the Asia-Pacific region for calendar 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a -- 15(e) and 15d -- 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

         Statements in this Quarterly Report on Form 10-Q which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, are forward-looking statements and involve risks and uncertainties described under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.


PART II.     OTHER INFORMATION


             Item 6. Exhibits and Reports on Form 8-K

                    (a) See Exhibit Index on Page 13.

                    (b) During the three months ended September 30, 2003, two
                        reports on Form 8-K were filed on July 16, and August 18, 2003, to disclose the Company's financial results for the second quarter ended June 30, 2003, and a change in the Company's cash dividend policy, respectively.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GENTEX CORPORATION



   Date:   November 4, 2003          /s/ Fred T. Bauer
        -------------------          --------------------------------------
                                     Fred T. Bauer
                                     Chairman and Chief
                                     Executive Officer



   Date:   November 4, 2003          /s/ Enoch C. Jen
       --------------------          --------------------------------------
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

EXHIBIT NO.                        DESCRIPTION                             PAGE

*10(b)(3 Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

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

32          Certificate of the Chief Executive Officer and the Chief
            Financial Officer of Gentex Corporation pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).               17

















*Indicates a compensatory plan or arrangement.