Form 10-K
period 2003-12-31
GENTEX CORP
filed 2004-03-03
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2003.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________________to __________________.

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

     Title of each Class               Name of each exchange on which registered
            NONE                       _________________________________________

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

         Yes [X]        No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (P 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

         Yes [X]        No: [ ]

As of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), 76,397,939 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $2,236,624,074 computed at the closing price on that date.

Portions of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 35

Statements in this Annual Report on Form 10-K which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, such as availability and the impact of new technology, penetration of the automotive market,competition and foreign exchange rates, are forward-looking statements and involve risks and uncertainties described below under the headings "Business" and "Management's Discussion and Analysis of Results of Operations and Financial Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology:
automatic-dimming rearview mirrors and fire protection products.

         The Company was organized in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic (auto-dimming) mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.

         During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel Cross Car Line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento.

         During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of DaimlerChrysler's "U-Connect(R)" telematics system.

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

AUTOMATIC-DIMMING REARVIEW MIRRORS

         Interior Auto-Dimming Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The auto-dimming mirror offers all of the continuous reflectance levels between its approximate 85% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company's proprietary electrochromic materials. When the appropriate light differential is detected, an electric current causes the electrochromic material to darken, decreasing the mirror's reflectance, thereby eliminating glare.

         During 1991, the Company began shipping the first advanced-feature interior auto-dimming mirror, the auto-dimming Headlamp Control Mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping its auto-dimming Compass Mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a new interior auto-dimming mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with its proprietary light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In 2000, the Company began shipping to General Motors interior auto-dimming mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology.

         The Company shipped approximately 5,000,000 interior auto-dimming mirrors in 2001, approximately 6,305,000 in 2002, and approximately 7,132,000 in 2003.

         During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel Cross Car Line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento.

         During 2003, the growth in total mirror unit shipments resulted from increased penetration of light vehicles manufactured worldwide including the Audi A3 and A4; Acura TSX sports sedan; Honda Inspire; Infiniti M45, G35 and FX 35/45; Lexus GX470; Mazda 3, Mazda 6, Tribute and RX8; Nissan 350Z, Murano, Quest, Maxima, Titan and Pathfinder Armada; Volvo S40 sedan, and Toyota RAV4 and Prius. The Company's interior auto-dimming mirrors are standard equipment or factory- or distributor/dealer-installed options on certain trim levels of the following 2004 and 2004-1/2 vehicle models:

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE (NORTH
         AMERICAN MANUFACTURERS)

GM/Cadillac             Deville / DTS      Mazda                    6
                        Seville                                     3
                        CTS                                         Tribute
                        Escalade                                    RX8
                        SRX                Mitsubishi / Chrysler    Sebring
GM/Buick                LeSabre            Mitsubishi / Dodge       Stratus Coupe
                        Park Avenue        Nissan                   Altima
GM/Hummer               H2                                          Maxima
GM/Pontiac              Bonneville                                  Pathfinder Armada
GM/Chevrolet            Blazer                                      Quest
                        Corvette                                    Titan
                        Malibu             Toyota                   Avalon
                        SSR                                         Camry Solara
                        Express                                     Camry
                        Silverado                                   Corolla
                        Suburban                                    Matrix
                        Avalanche                                   Sequoia
                        Tahoe                                       Sienna
GM/GMC                  Savana             Toyota/Lexus             RX330
                        Sierra                                      GX470
                        Yukon              Volkswagen               Beetle
Ford                    Crown Victoria                              Jetta
                        Taurus             Southeast Toyota /       4-Runner
                        Expedition         Gulf State Toyota /      Avalon
                        F Series           Toyota Motor Sales       Camry
Ford/Lincoln            LS                                          Camry Solara
                        Aviator                                     Celica
                        Navigator                                   Tundra
                        Town Car                                    RAV4
Ford/Mercury            Grand Marquis                               Sienna
                        Sable                                       Prius
DaimlerChrysler         Pacifica                                    Harrier
   / Chrysler           Sebring                                     Highlander
                        Town & Country                              Sequoia
DaimlerChrysler /       Dakota                                      Corolla
     Dodge              Durango                                     Matrix
                        Caravan                                     Scion
                        Ram Pickup         Subaru /                 Forester
DaimlerChrysler /       Grand Cherokee     New England Dist.        Impreza
      Jeep              Liberty                                     Legacy
                        Wrangler                                    Outback
DaimlerChrysler/        M Class            Mazda Accessory          3
    Mercedes-Benz                                                   6
BMW                     X5                                          Tribute
Isuzu                   Axiom              Nissan Accessory         350Z
                                                                    Quest

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE -
         CONTINUED (MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Bentley                       Arnage                MG Rover              75
                              Continental           Mazda                 Mazda 6
BMW                           7 Series              DaimlerChrysler  /    A Class
                              5 Series                 Mercedes-Benz      C Class
                              3 Series                                    CLK
Daewoo/Ssangyong              Chairman                                    E Class
                              Korando                                     G Wagen
                              Musso                                       S Class
                              Rexton                                      SL Class
                              Istana                                      SLK
DaimlerChrysler / Chrysler    Voyager               Mitsubishi            Montero Sport
DaimlerChrysler / Jeep        Grand Cherokee                              Magna Verada
Fiat / Alfa Romeo             166                                         NQZ
Fiat / Lancia                 Thesis                                      Outlander
                              Lybra                 Nissan                350Z
Fiat (Brazil)                 Marea                                       Cima
                              Stilo                                       Gloria
                              Palio                                       Maxima
Ford (Europe)                 Mondeo                                      Murano
Ford (Taiwan)                 Mondeo                Porsche               Cayenne
Ford / Jaguar                 XK                    Samsung               SM520 / 525
                              XJ                    Toyota / Lexus        IS300
                              S-Type                                      ES330
Ford / Land Rover             Discovery                                   GS300
                              Range Rover                                 GS430
Ford / Volvo                  S40                                         LS430
GM (Brazil)                   Vectra                                      RX330
                              Astra                                       SC300
GM / Opel                     Corsa                                       SC430
                              Meriva                                      GX470
                              Astra                                       LX470
                              Zafira                                      RX-8
                              Vectra                Toyota                Land Cruiser
                              Signum                                      Camry
Honda / Acura                 TSX                                         Cygnus
Honda                         Inspire                                     Celsior
Hyundai                       Dynasty                                     Prius
                              Grandeur                                    RAV4
                              Sonata                                      Windom
                              Santa Fe                                    Century
                              Starex                                      4-Runner
                              Avante                Toyota (Europe)       Avensis
                              Equus / Centennial    Toyota (Taiwan)       Camry
                              Tuscani               Volkswagen            Polo
                              Terracan                                    Golf
Nissan / Infiniti             Q45                                         Passat
                              FX35 / FX45                                 Phaeton
                              I35                                         Taxi
                              G35                                         Touareg
                              M45                                         Touran
Kia Motors Corp.              Enterprise            Volkswagen / Audi     A3
                              Sorento                                     A4
                              Optima                                      A6
                              Carens                                      A8
                              Opirus                                      Taxi
                              Serato

         Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of three new exterior mirror products - - thin glass flat, convex and aspheric. During 2001 and 2002, the Company began making shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of General Motors, DaimlerChrysler, Ford, Audi, BMW, Bentley, Fiat, Jaguar, Land Rover, Opel, Rolls Royce, Volkswagen, Infiniti, Mitsubishi, Nissan, Toyota, and Ssangyong who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.

         The Company shipped approximately 2,181,000 exterior auto-dimming mirror sub-assemblies during 2001, approximately 2,500,000 in 2002, and approximately 3,128,000 in 2003. During 2003, unit shipment growth primarily resulted from the increased penetration of light vehicles in North America and Europe.

         The exterior auto-dimming mirror is standard equipment or a factory- or distributor/dealer-installed option on certain trim levels of the following 2004 and 2004-1/2 vehicle models:

TABLE 2. EXTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac              Deville / DTS             Bentley               Arnage
                         Escalade                                        Continental
                         Seville                   DaimlerChrysler /     C Class
                         SRX                          Mercedes- Benz     CLK
                         XLR                                             E Class
GM / Buick               LeSabre                                         G Wagen
                         Park Avenue                                     M Class
GM / Chevrolet           Blazer                                          S Class
                         Corvette                                        SL Class
                         Silverado                                       SLK Class
                         SSR                       Fiat / Lancia         Thesis
                         Suburban                  Ford / Jaguar         XJ
                         Tahoe                                           XK
                         Avalanche                                       S-Type
GM / GMC                 Sierra                    Ford / Land Rover     Range Rover
                         Yukon                     GM / Opel             Vectra
GM / Hummer              H2                        Nissan / Infiniti     Q45
Ford/Lincoln             Town Car                                        M45
DaimlerChrysler/         Town & Country Limited    Toyota / Lexus        RX330
   Chrysler              Pacifica                  Mitsubishi            Magna / Verada
DaimlerChrysler/Dodge    Durango                   Nissan                Cima
                         Caravan                   Rolls Royce           Phantom
DaimlerChrysler/Jeep     Grand Cherokee                                  Camry Solara
Volkswagen / Audi        A6                        Daewoo / Ssangyong    Chairman
                         A8                        Toyota                Avalon
BMW                      7 Series                                        Camry Solara
                         5 Series                                        Sienna
                         X5                        Volkswagen            Sharan
                                                   Toyota Motor Sales    Sequoia
                                                                         Sienna
                                                                         Tundra

         Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink(R) Mirror. During 2001, the Company announced a revolutionary new technology, called SmartBeam(TM), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, that maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. The Company has received product planning commitments from two North American automotive OEM customers for three 2005 model year vehicles. The Company has also developed a new ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.

         Also during 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of DaimlerChrysler's "U-Connect(R)" telematics system, beginning in 2003.

         Of particular importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously.

         In 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity Orca power LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In the fourth quarter of 2001, the Company installed a new prototype microelectronics line to produce pilot production LED samples, as well as limited production quantities of Orca LEDs, and SmartBeam sensors. During 2002, the Company announced a high-feature EC mirror including BCW Orca(TM) LEDs for the Chrysler Sebring Coupe. Strategic discussions with potential alliance partners in the automotive lighting industry, LED component industry and LED chip industry are continuing although discussions are taking longer than anticipated, primarily due to changing business conditions in the LED industry.

         The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2003. However, we believe that a commercial product will require several years of additional engineering and intellectual property development work.

         Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation and DaimlerChrysler AG under long-term agreements. During 2003, the Company negotiated an agreement for inside mirrors with General Motors and an agreement with DaimlerChrysler AG that extend through the 2006 model year. The Company previously had long-term agreements with both General Motors and DaimlerChrysler. The Company's exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. Effective October 1, 2003, General Motors Corporation, the Company's largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract at any time for any or no reason, etc. The Company has taken written exception to these new contract clauses and terms by General Motors and Ford.

         During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Fiat, Jaguar, Land Rover, MG Rover, Mercedes-Benz, Opel, Rolls Royce, Volkswagen and Volvo in Europe.

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

         During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office to expand its sales and engineering support in Japan. During 1999, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. The Company is currently supplying mirrors for Daewoo/Ssangyong, Ford (Taiwan), GM (China), Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Samsung, and Toyota.

         Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort features becomes more well-known and acceptance grows.

         Since 1998, Gentex Corporation has contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company currently sells some auto-dimming mirrors to automotive distributors. It is management's belief that these sales have limited potential until the Company achieves a significantly higher penetration of the original equipment manufacturing market.

         Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 77% market share worldwide. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a number of vehicle models in Japan with solid-state electrochromic mirrors.

         On October 1, 2002, Magna International acquired Donnelly Corporation which is the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly.

         The Company believes its electrochromic automatic mirrors offer significant performance advantages over competing products. However, Gentex recognizes that Magna Donnelly, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. To date, the Company is not aware of any significant impact of Magna's acquisition of Donnelly upon the Company; however, any ultimate significant impact has not yet been determined.

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

FIRE PROTECTION PRODUCTS

         The Company manufactures approximately 60 different models of smoke alarms and smoke detectors, combined with over 160 different models of signaling appliances. All of the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by over a dozen major cities, over a dozen states, as well as regional and national building and fire alarm codes.

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

TRADEMARKS AND PATENTS

         The Company owns 8 U.S. trademarks and 196 U.S. patents, 189 of which relate to electrochromic technology and/or automotive rearview mirrors. These patents expire between 2007 and 2022. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

         The Company also owns 1 foreign trademark and 44 foreign patents, 43 of which relate to automotive rearview mirrors. These patents expire at various times between 2005 and 2020. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

         The remaining 7 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

         The Company also has in process 134 U.S. patent applications, 204 foreign patent applications, and 10 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

         The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's annual sales: General Motors Corporation, DaimlerChrysler AG, and Toyota Motor Corporation. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $126,980,000 and $110,359,000 at February 1, 2004, and 2003,
respectively.

         At February 1, 2004, the Company had 1,973 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company operates out of four office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids. The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

         The corporate office and production facility for the Company's Automotive Products Group is a modern, two-story, 150,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. A second 128,000-square-foot office/manufacturing facility on this site was opened during 1996. The Company expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000.

         In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth automotive mirror manufacturing facility which is scheduled to open in 2005. During 2003, the Company also announced plans for a new corporate office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company plans to invest approximately $40-45 million for the new facilities during 2004 and 2005.

         The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility near Neckarsulm, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.

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

     NAME                 AGE                            POSITION                                 POSITION HELD SINCE
---------------           ---           ---------------------------------------------------       -------------------
Fred Bauer                 61           Chief Executive Officer                                   May 1986
Garth Deur                 47           Executive Vice President                                  May 2001
Dennis Alexejun            52           Vice President, North American Automotive Marketing       September 1998
John Carter                56           Vice President, Mechanical Engineering                    June 1997
Enoch Jen                  52           Vice President, Finance                                   February 1991

         There are no family relationships among the officers listed in the preceding table.

         Except for the executive officers listed below, all other executive officers have held their current position with the Company for more than five years.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock trades on The Nasdaq Stock Market(R). As of February 1, 2004, there were 2,375 record-holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

YEAR         QUARTER          HIGH              LOW
-----------------------------------------------------
2002         First           $ 32.83         $  26.31
             Second            33.50            25.15
             Third             32.02            23.65
             Fourth            32.90            23.52
2003         First             32.68            23.90
             Second            33.50            25.03
             Third             39.44            29.83
             Fourth            44.98            34.46

         In August 2003, the Company announced a change in the Company's cash dividend policy and declared an initial cash dividend of $0.15 per share payable in October. In November 2003, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.15 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to pay a quarterly cash dividend at its current level.

ITEM 6. SELECTED FINANCIAL DATA

                                                   (in thousands, except per share data)
                               2003              2002             2001              2000            1999
                           ------------      -----------      ------------      -------------    ---------
Net Sales                  $ 469,019         $395,258         $ 310,305         $ 297,421        $ 262,155
Net Income                   106,761           85,771            65,217            70,544           64,864
Earnings Per Share              1.37             1.12              0.86              0.93             0.86
Cash Dividends Declared
  per Common Share         $    0.30         $      -         $       -         $      -         $       -
Total Assets               $ 762,530         $609,173         $ 506,823         $ 428,129        $ 337,673
Long-Term Debt
  Outstanding at
  Year End                 $       -         $      -         $       -         $       -        $       -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. RESULTS OF OPERATIONS.

         The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                                     Percentage of Net Sales                  Percentage Change
                                               ---------------------------------             -------------------
                                                   Year Ended December 31                     2002         2001
                                               ---------------------------------               to           to
                                                2003         2002         2001                2003         2002
                                               ------       ------        -----              ------       ------
Net Sales                                       100.0%       100.0%       100.0%               18.7%        27.4%
Cost of Goods Sold                               58.1         59.6         60.7                15.7         25.1
                                               ------       ------        -----              ------       ------
  Gross Profit                                   41.9         40.4         39.3                23.1         30.9
Operating Expenses:
  Engineering, Research and Development           5.7          5.8          6.7                15.8         11.1
  Selling, General and Administrative             5.0          5.5          6.2                 8.6         11.5
                                               ------       ------        -----              ------       ------
     Total Operating Expenses                    10.7         11.3         12.9                12.3         11.3
                                               ------       ------        -----              ------       ------
  Operating Income                               31.2         29.1         26.4                27.2         40.4
Other Income                                      2.5          3.0          4.7                (2.4)       (18.4)
                                               ------       ------        -----              -------      ------
  Income Before Provision for Income Taxes       33.7         32.1         31.1                24.5         31.5
Provision for Income Taxes                       10.9         10.4         10.1                24.5         31.5
                                               ------       ------        -----              ------       ------
  Net Income                                     22.8%        21.7%        21.0%               24.5%        31.5%
                                               ======       ======        =====              ======       ======

RESULTS OF OPERATIONS: 2003 TO 2002

         Net Sales. Automotive net sales increased by 19% on a 17% increase in mirror shipments, from 8,806,000 to 10,260,000 units, primarily reflecting increased penetration on 2003 and 2004 model year vehicles for electrochromic (auto-dimming) Mirrors plus additional electronic content. North American unit shipments increased by 11%, while overseas unit shipments increased by 24% during 2003. Net sales of the Company's fire protection products increased 8%, primarily due to higher sales of the Company's signaling products.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60% to 58%, primarily reflecting product mix, improved productivity, and purchasing cost reductions, partially offset by automotive customer price reductions. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.

         Operating Expenses. Engineering, research and development expenses increased approximately $3,641,000, but remained at 6% of net sales, primarily due to additional staffing for new electronic product development, including SmartBeam and telematics. Selling, general and administrative expenses increased approximately $1,838,000, but remained at 5% of net sales, primarily reflecting the continued expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth.

         Other Income - Net. Investment income decreased $1,516,000 in 2003, primarily due to lower interest rates and shorter average maturities. Other income increased $1,232,000 in 2003, primarily due to realized gains on the sale of investments and customer-reimbursable projects.

         Taxes. The provision for federal income taxes varied from the statutory rate in 2003 primarily due to Extra Territorial Income Exclusion Act exempted taxable income from increased foreign sales.

         Net Income. Net income increased by 24%, primarily reflecting the increased gross margin and increased sales volume spread over fixed operating expenses in 2003.

RESULTS OF OPERATIONS: 2002 TO 2001

         Net Sales. Automotive net sales increased by 29% on a 23% increase in mirror shipments, from 7,180,000 to 8,806,000 units, primarily reflecting increased penetration on 2002 and 2003 model year vehicles for interior auto-dimming mirrors and higher dollar content on certain 2003 model year vehicles. North American unit shipments increased by 19%, while overseas unit shipments increased by 28% during 2002. Net sales of the Company's fire protection products increased 1%, as shipments continued to be impacted by the reduced demand in the hotel construction industry after the September 11, 2001, terrorist attacks.

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

         Other Income - Net. Investment income decreased $1,527,0000 in 2002, primarily due to significantly lower interest rates. Other income decreased $1,159,000 in 2002, primarily due to realized equity investment losses in 2002 compared to realized equity investment gains in 2001.

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

         The Company's current ratio increased from 9.5 in 2002, to 9.6 in 2003, primarily as a result of the increase in cash and cash equivalents mostly offset by an increase in accrued liabilities.

         Cash flow from operating activities for the year ended December 31, 2003, decreased $2,528,000 to $116,583,000, compared to $119,111,000 for the same period last year, primarily due to increased accounts receivable, partially offset by increased net income. Capital expenditures for the year ended December 31, 2003, were $22,248,000, compared to $32,561,000 for the same period last year, primarily due to the purchase of a company airplane in 2002. The Company currently anticipates capital expenditures of approximately $45 - 50 million for new facilities and equipment during 2004.

         Cash and cash equivalents as of December 31, 2003, increased approximately $153,829,000 compared to December 31, 2002. The increase was primarily due to the sale of approximately $100 million of fixed-income investments, as well as cash flow from operations.

         Accounts receivable as of December 31, 2003, increased approximately $23,065,000 compared to December 31, 2002. The increase was primarily due to increased sales and to a change in its supplier payment terms by the Company's largest customer, which formerly paid for each month's shipments by the end of the following month and, effective with the 2004 model year, now pays for each month's shipments by the beginning of the second month following the month of shipment.

         Accrued liabilities as of December 31, 2003, increased approximately $14,955,000 compared to December 31, 2002, primarily due to the declaration of a quarterly cash dividend of $0.15. On August 18, 2003, the Company announced a change in the Company's cash dividend policy and the initiation of a quarterly dividend at the rate of $0.15 per share. The increase in deferred taxes as of

December 31, 2003, compared to December 31, 2002, is primarily due to a change from an unrealized loss on investments as of December 31, 2002, to an unrealized gain on investments as of December 31, 2003.

         Management considers the Company's working capital of approximately $434,869,000 and long-term investments of approximately $145,616,000 at December 31, 2003, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

         On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the first quarter of the year ended December 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000.

INFLATION, CHANGING PRICES AND OTHER

         In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. Effective October 1, 2003, General Motors Corporation, the Company's largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract at any time for any or no reason, etc. The Company has taken written exception to these new contract clauses and terms by General Motors and Ford. The Company also continues to experience some pressure for raw material cost increases.

         The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to DaimlerChrysler AG and interior auto-dimming mirrors to General Motors Corporation under long-term agreements. The long-term supply agreements with DaimlerChrysler AG and General Motors run through the 2006 model year.

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

         Nearly all of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2003, approximately 6% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 9-10% of the

Company's net sales in 2004 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

         The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at fair value (000,000), and average interest rates are as follows:

                                                                                          Total Balance
                                                                          2007 -       as of December 31,
                                      2004        2005        2006         2008         2003         2002
                                     ------      ------      ------       ------       ------       ------
U.S. Government
  Amount                             $ 36.2      $ 28.7           -            -       $ 64.9       $ 37.8
  Average Interest Rate                   2%          1%                                    2%           4%
Municipal
  Amount                                  -      $  4.0           -            -       $  4.0       $ 34.1
  Average Interest Rate*                              2%                                    2%           3%
Certificates of Deposit
  Amount                             $ 15.8      $  5.6      $  6.2            -       $ 27.6       $ 64.0
  Average Interest Rate                   4%          5%          3%                        4%           5%
Corporate
  Amount                             $ 17.5      $  3.3           -       $  0.3       $ 21.1       $ 38.2
  Average Interest Rate                   5%          7%                       7%           6%           6%
Other
  Amount                             $  1.5           -           -            -       $  1.5       $  2.1
  Average Interest Rate                   3%                                                3%           4%

*After-tax

         Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

         The Company has the following contractual obligations and other commitments (000,000) as of December 31, 2003:

                                       Total        Less than 1 Year       1-3 Years         After 3 Years
                                       -----        ----------------       ---------         -------------
Long-term debt                         $   -              $   -              $   -              $    -
Operating leases                         0.8                0.4                0.3                 0.1
Purchase obligations*                   30.6               28.6                2.0                   -
Dividends payable                       11.6               11.6                  -                   -
                                       -----              -----              -----               -----
                                       $43.0              $40.6              $ 2.3               $ 0.1
                                       =====              =====              =====               =====

*Primarily for inventory parts and capital equipment.

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

         Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2003, to be temporary in nature.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements and reports of independent auditors are filed with this report as pages 21 through 34 following the signature page:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2003 and 2002

         Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Shareholders' Investment for the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

                        Quarterly Results of Operations
                     (in thousands, except per share data)

                               First                    Second                       Third                       Fourth
                          2003       2002           2003      2002               2003      2002             2003       2002
                      ---------   --------     -----------   --------       ----------  ---------      ---------   ---------
Net Sales             $ 115,309   $ 89,048     $   116,917   $ 97,346       $  112,879  $ 101,516      $ 123,915   $ 107,347
Gross Profit             48,116     35,191          48,282     39,065           47,085     40,695         53,018      44,696
Operating Income         36,382     24,565          35,880     28,198           34,448     29,579         39,866      32,859
Net Income               25,909     18,953          26,090     21,311           25,681     21,427         29,081      24,080
Earnings Per Share*   $     .34   $    .25     $       .34   $    .28       $      .33  $     .28      $     .37   $     .31

*Diluted

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Information relating to the Board of Directors determinations concerning whether at least one member of the Audit Committee is an "audit committee financial expert" as that term is defined under Item 401 (h) of Regulation S-K appearing under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated by reference.

         The Company has adopted a code of ethics that applies to its principal executive officer and senior financial officers. A copy of the Code of Ethics for Senior Financial Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464. The Company intends to satisfy the disclosure requirement under
Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company's website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11. EXECUTIVE COMPENSATION.

         The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION.

         The information contained under the captions "Securities Ownership of Management" and "Equity Compensation Plan Information" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the caption "Certain Transactions" contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information regarding principal accounting fees and services is set forth under the caption "Ratification of Appointment of Independent Auditors - Principal Accounting Fees and Services" in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and filed with the Commission is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company's independent auditors set forth under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements. See Item 8.

                  2. Financial Statements Schedules. None required or not applicable.

                  3.       Exhibits. See Exhibit Index located on page 35.

         (b) During the three months ended December 31, 2003, one report on Form 8-K was filed on October 15, 2003, to disclose the Company's financial results for the third quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2004         GENTEX CORPORATION

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

                                      /s/ Enoch Jen
                                      ------------------------------------------
                                      Enoch Jen, Vice President-Finance and
                                      Principal Financial and Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

         Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Garth Deur, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer Director
-----------------------------------------------------       Director
Fred Bauer

/s/ Gary Goode
-----------------------------------------------------       Director
Gary Goode

/s/ Kenneth La Grand
-----------------------------------------------------       Director
Kenneth La Grand

/s/ Arlyn Lanting
----------------------------------------------------        Director
Arlyn Lanting

/s/ John Mulder
----------------------------------------------------        Director
John Mulder

/s/ Fred Sotok
-----------------------------------------------------       Director
Fred Sotok

/s/ Ted Thompson
-----------------------------------------------------       Director
Ted Thompson

/s/ Wallace Tsuha
-----------------------------------------------------       Director
Wallace Tsuha

/s/ Leo Weber
-----------------------------------------------------       Director
Leo Weber

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Gentex Corporation:

         We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                             /s/ Ernst & Young  LLP

Grand Rapids, Michigan
January 23, 2004

                       GENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

ASSETS

                                                        2003              2002
                                                        ----              ----
CURRENT ASSETS:
   Cash and cash equivalents                        $322,662,971      $168,834,111
   Short-term investments                             70,943,685        46,816,690
   Accounts receivable                                58,955,823        35,890,380
   Inventories                                        20,938,696        17,742,009
   Prepaid expenses and other                         11,848,156         7,515,219
                                                    ------------      ------------

      Total current assets                           485,349,331       276,798,409

PLANT AND EQUIPMENT:
   Land, buildings and improvements                   49,232,072        47,399,803
   Machinery and equipment                           159,289,298       142,684,762
   Construction-in-process                            14,151,833        11,740,511
                                                    ------------      ------------
                                                     222,673,203       201,825,076
   Less-Accumulated depreciation
      and amortization                               (95,866,321)      (76,842,411)
                                                    ------------      ------------

                                                     126,806,882       124,982,665

OTHER ASSETS:
   Long-term investments                             145,615,934       203,358,933
   Patents and other assets, net                       4,757,619         4,032,660
                                                    ------------      ------------
                                                     150,373,553       207,391,593
                                                    ------------      ------------
                                                    $762,529,766      $609,172,667
                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT


                                                        2003              2002
                                                        ----              ----
CURRENT LIABILITIES:
   Accounts payable                                 $ 18,259,111      $ 11,793,726
   Accrued liabilities:
        Salaries, wages and vacation                   3,657,546         2,765,682
        Income taxes                                   1,161,865         3,391,214
        Royalties                                      6,651,645         6,587,477
        Dividends payable                             11,556,122                 -
        Other                                          9,194,191         4,521,936
                                                    ------------      ------------

              Total current liabilities               50,480,480        29,060,035

DEFERRED INCOME TAXES                                 18,405,955         6,472,270

SHAREHOLDERS' INVESTMENT:
    Preferred stock, no par value,
        5,000,000 shares authorized; none
        issued or outstanding                                  -                 -
    Common stock, par value $.06 per share;
        100,000,000 shares authorized                  4,622,449         4,573,282
    Additional paid-in capital                       152,874,325       123,923,391
    Retained earnings                                528,358,825       454,201,443
    Deferred compensation                             (4,658,450)       (3,042,935)
    Accumulated other comprehensive income (loss):
        Unrealized gain (loss) on investments         11,661,722        (6,091,452)
        Cumulative translation adjustment                784,460            76,633
                                                    ------------      ------------
             Total shareholders' investment          693,643,331       573,640,362
                                                    ------------      ------------

                                                    $762,529,766      $609,172,667
                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                  2003           2002            2001
                                                  ----           ----            ----
NET SALES                                     $469,019,365   $395,258,436   $310,304,996

COST OF GOODS SOLD                             272,518,466    235,611,182    188,301,693
                                              ------------   ------------   ------------

      Gross profit                             196,500,899    159,647,254    122,003,303

OPERATING EXPENSES:
      Engineering, research and development     26,613,770     22,973,027     20,684,996
      Selling, general and administrative       23,311,853     21,474,066     19,259,065
                                              ------------   ------------   ------------

          Total operating expenses              49,925,623     44,447,093     39,944,061
                                              ------------   ------------   ------------

      Income from operations                   146,575,276    115,200,161     82,059,242

OTHER INCOME:
      Interest and dividend income              10,241,276     11,756,849     13,283,546
      Other, net                                 1,347,643        115,781      1,274,712
                                              ------------   ------------   ------------

          Total other income                    11,588,919     11,872,630     14,558,258
                                              ------------   ------------   ------------

      Income before provision

        for income taxes                       158,164,195    127,072,791     96,617,500

PROVISION FOR INCOME TAXES                      51,403,000     41,301,500     31,401,000
                                              ------------   ------------   ------------

NET INCOME                                    $106,761,195   $ 85,771,291   $ 65,216,500
                                              ============   ============   ============

EARNINGS PER SHARE:
      Basic                                   $       1.39   $       1.14   $       0.87
                                              ============   ============   ============

      Diluted                                 $       1.37   $       1.12   $       0.86
                                              ============   ============   ============

Cash Dividends Declared per Share             $       0.30   $       0.00   $       0.00

  The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                    Common Stock              Additional
                                                                    ------------                Paid-In       Comprehensive
                                                               Shares           Amount          Capital       Income (Loss)
                                                               ------           ------          -------       -------------
BALANCE AS OF DECEMBER 31, 2000                               74,291,082    $   4,457,465    $  92,132,617

Issuance of common stock and the tax benefit
  of stock plan transactions                                     880,869           52,852       13,195,354
Amortization of deferred compensation                                  -                -                -
Comprehensive income:
  Net income                                                           -                -                -    $  65,216,500
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax               -                -                -          (21,631)
     Unrealized loss on investments, net of tax                        -                -                -       (1,042,854)
                                                                                                              -------------
          Other comprehensive loss                                     -                -                -       (1,064,485)
                                                                                                              -------------
               Comprehensive income                                    -                -                -    $  64,152,015
                                                             -----------    -------------    -------------    =============

BALANCE AS OF DECEMBER 31, 2001                               75,171,951        4,510,317      105,327,971

Issuance of common stock and the tax benefit
  of stock plan transactions                                   1,049,419           62,965       18,595,420
Amortization of deferred compensation                                  -                -                -
Comprehensive income:
  Net income                                                           -                -                -    $  85,771,291
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax               -                -                -          141,038
     Unrealized loss on investments, net of tax                        -                -                -       (9,923,526)
                                                                                                              -------------
          Other comprehensive loss                                     -                -                -       (9,782,488)
                                                                                                              -------------
               Comprehensive income                                    -                -                -    $  75,988,803
                                                             -----------    -------------    -------------    =============

BALANCE AS OF DECEMBER 31, 2002                               76,221,370        4,573,282      123,923,391

Issuance of common stock and the tax benefit
  of stock plan transactions                                   1,234,446           74,067       29,631,534
Repurchases of common stock                                     (415,000)         (24,900)        (680,600)
Dividends declared
Amortization of deferred compensation                                  -                -                -
Comprehensive income:
  Net income                                                           -                -                -    $ 106,761,195
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax               -                -                -          707,827
     Unrealized gain on investments, net of tax                        -                -                -       17,753,174
                                                                                                              -------------
          Other comprehensive income                                   -                -                -       18,461,001
                                                                                                              -------------
               Comprehensive income                                    -                -                -    $ 125,222,196
                                                             -----------    -------------    -------------    =============

BALANCE AS OF DECEMBER 31, 2003                               77,040,816    $   4,622,449    $ 152,874,325
                                                             ===========    =============    =============

                                                                                                Accumulated
                                                                                                   Other           Total
                                                               Retained          Deferred      Comprehensive    Shareholders'
                                                               Earnings        Compensation    Income (Loss)     Investment
                                                               --------        ------------    -------------     ----------
BALANCE AS OF DECEMBER 31, 2000                              $ 303,213,652    $  (2,532,327)   $   4,832,154    $ 402,103,561

Issuance of common stock and the tax benefit
  of stock plan transactions                                             -       (1,444,019)               -       11,804,187
Amortization of deferred compensation                                    -          940,766                -          940,766
Comprehensive income:
  Net income                                                    65,216,500                -                -       65,216,500
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax                 -                -                -                -
     Unrealized loss on investments, net of tax                          -                -                -                -
          Other comprehensive loss                                       -                -       (1,064,485)      (1,064,485)
               Comprehensive income                                      -                -                -                -
                                                             -------------    -------------    -------------    -------------
BALANCE AS OF DECEMBER 31, 2001                                368,430,152       (3,035,580)       3,767,669      479,000,529

Issuance of common stock and the tax benefit
  of stock plan transactions                                             -       (1,090,222)               -       17,568,163
Amortization of deferred compensation                                    -        1,082,867                -        1,082,867
Comprehensive income:
  Net income                                                    85,771,291                -                -       85,771,291
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax                 -                -                -                -
     Unrealized loss on investments, net of tax                          -                -                -                -
          Other comprehensive loss                                       -                -       (9,782,488)      (9,782,488)
               Comprehensive income                                      -                -                -                -
                                                             -------------    -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2002                                454,201,443       (3,042,935)      (6,014,819)     573,640,362

Issuance of common stock and the tax benefit
  of stock plan transactions                                             -       (2,733,723)               -       26,971,878
Repurchases of common stock                                     (9,541,310)                                       (10,246,810)
Dividends declared                                             (23,062,503)                                       (23,062,503)
Amortization of deferred compensation                                    -        1,118,208                -        1,118,208
Comprehensive income:
  Net income                                                   106,761,195                -                -      106,761,195
  Other comprehensive income (loss):
     Foreign currency translation adjustment, net of tax                 -                -                -                -
     Unrealized gain on investments, net of tax                          -                -                -                -
          Other comprehensive income                                     -                -       18,461,001       18,461,001
               Comprehensive income                                      -                -                -                -
                                                             -------------    -------------    -------------    -------------

BALANCE AS OF DECEMBER 31, 2003                              $ 528,358,825    $  (4,658,450)   $  12,446,182    $ 693,643,331
                                                             =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                   2003             2002              2001
                                                               -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                               $ 106,761,195    $  85,771,291    $  65,216,500
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                 Depreciation and amortization                    20,426,207       18,631,600       15,192,818
                 Loss on disposal of assets                           75,626           11,180          152,757
                 Gain on sale of investments                      (5,181,804)      (2,961,036)      (1,595,634)
                 Loss on sale of investments                       6,228,566        5,361,194        1,259,381
                 Deferred income taxes                             1,951,787        3,701,475        1,035,648
                 Amortization of deferred compensation             1,118,208        1,082,867          940,766
                 Tax benefit of stock plan transactions            5,511,458        5,093,396        3,928,984
                 Change in operating assets and liabilities:
                     Accounts receivable                         (23,065,443)      (3,895,441)       3,619,730
                     Inventories                                  (3,196,687)      (3,336,659)      (2,317,837)
                     Prepaid expenses and other                   (3,910,441)       1,576,617       (3,374,477)
                     Accounts payable                              6,465,385        2,414,789           50,782
                     Accrued liabilities                           3,398,938        5,659,842        1,243,370
                                                               -------------    -------------    -------------
                            Net cash provided by
                               operating activities              116,582,995      119,111,115       85,352,788
                                                               -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in held-to-maturity securities:
          Sales proceeds                                                   -                -                -
          Maturities and calls                                    57,571,539       64,322,716       25,658,600
          Purchases                                             (122,262,019)     (93,072,612)     (28,828,709)
      Activity in available-for-sale securities:
          Sales proceeds                                         120,578,082       15,137,464        9,697,480
          Maturities and calls                                    91,489,195                -                -
          Purchases                                              (87,494,979)     (55,600,063)     (25,162,596)
      Plant and equipment additions                              (22,248,009)     (32,560,646)     (45,298,429)
      Proceeds from sale of plant and equipment                       72,000          189,926        1,248,287
      Increase in other assets                                      (167,174)        (953,277)        (953,486)
                                                               -------------    -------------    -------------
                            Net cash provided by (used for)
                               investing activities               37,538,635     (102,536,492)     (63,638,853)
                                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock from
          stock plan transactions                                 21,460,422       12,474,767        7,875,203
      Cash dividend paid                                         (11,506,382)               -                -
      Repurchases of common stock                                (10,246,810)               -                -
                                                               -------------    -------------    -------------
                            Net cash provided by (used for)
                               financing activities                 (292,770)      12,474,767        7,875,203
                                                               -------------    -------------    -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                            153,828,860       29,049,390       29,589,138

CASH AND CASH EQUIVALENTS,
      Beginning of year                                          168,834,111      139,784,721      110,195,583
                                                               -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
      End of year                                              $ 322,662,971    $ 168,834,111    $ 139,784,721
                                                               =============    =============    =============

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         The Company

         Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company's net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company's fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.

         Significant accounting policies of the Company not described elsewhere are as follows:

         Consolidation

         The consolidated financial statements include the accounts of Gentex
                  Corporation and all of its wholly-owned subsidiaries (together the "Company"). All significant intercompany accounts and transactions have been eliminated.

         Cash Equivalents

         Cash equivalents consist of funds invested in bank accounts that have daily liquidity.

         Investments

         At December 31, 2003, investment securities are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment. During 2003, in order to avoid the registration requirements of the Investment Company Act of 1940, the Company changed its intent to hold certain of its held-to-maturity investments and therefore reclassified investments in debt securities with a net carrying value of approximately $202,000,000 to available-for-sale. The unrealized gain on these securities, net of income taxes, was approximately $1,000,000 at the time of the reclassification and was recorded in accumulated other comprehensive income within shareholders' investment. Prior to 2003, these debt securities were carried at amortized cost.

         The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2003 and 2002:

                                                        Unrealized
                                              ------------------------------
                                  Cost            Gains           Losses         Market Value
---------------------------------------------------------------------------------------------
2003
    U.S. Government           $  64,781,167   $     110,504    $        (651)   $  64,891,020
    Municipal Bonds               4,005,355          16,096                -        4,021,451
    Certificates of Deposit      27,565,196               -                -       27,565,196
    Corporate Bonds              20,628,265         454,547                -       21,082,812
    Other Fixed Income            1,509,322               -                -        1,509,322
    Equity                       80,129,204      18,361,872       (1,001,258)      97,489,818
                              -------------   -------------    -------------    -------------
                              $ 198,618,509   $  18,943,019    $  (1,001,909)   $ 216,559,619
                              =============   =============    =============    =============

2002
    U.S. Government           $  36,886,208   $     951,293                -    $  37,837,501
    Municipal Bonds              34,083,850         627,632           (6,596)      34,704,886
    Certificates of Deposit      64,035,770               -                -       64,035,770
    Corporate Bonds              38,216,594         862,248          (36,613)      39,042,229
    Other Fixed Income            2,050,126               -                -        2,050,126
    Equity                       84,274,542       1,738,031      (12,060,791)      73,951,782
                              -------------   -------------    -------------    -------------
                              $ 259,547,090   $   4,179,204    $ (12,104,000)   $ 251,622,294
                              =============   =============    =============    =============

         Unrealized losses on investments as of December 31, 2003, are as follows:

                                  Aggregate Unrealized Losses       Aggregate Fair Value
                                  ---------------------------       --------------------
Less than one year                        $ 591,585                     $11,096,058
Greater than one year                       410,324                       2,357,655

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

         Management has reviewed the unrealized losses in the Company's fixed-income and equity securities as of December 31, 2003, and has determined that they are temporary in nature; accordingly, no losses have been recognized in income as of December 31, 2003.

         Fixed income securities as of December 31, 2003, have contractual maturities as follows:

Due within one year                  $ 70,637,070
Due between one and five years         47,558,593
Due over five years                       293,642
                                     ------------
                                     $118,489,305
                                     ============

                  Fair Value of Financial Instruments

         The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2003 and 2002.

         Inventories

         Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2003 and 2002:

                                 2003                    2002
                                 ----                    ----
Raw materials                $11,041,622             $ 9,911,022
Work-in-process                2,401,500               1,744,372
Finished goods                 7,495,574               6,086,615
                             -----------             -----------
                             $20,938,696             $17,742,009
                             ===========             ===========

         Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2003 and 2002.

         Plant and Equipment

         Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

         Impairment or Disposal of Long-Lived Assets

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Patents

         The Company's policy is to capitalize costs incurred to obtain patents.
                  The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $2,876,000 and $2,726,000 at December 31, 2003 and 2002, respectively. At December 31, 2003, patents have a weighted average amortization life of 12 years. Patent amortization expense was approximately $150,000, $393,000 and $238,000, in 2003, 2002 and 2001, respectively. For each of the next five years, patent amortization expense will approximate $180,000 annually.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Revenue Recognition

The Company's revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer.

Advertising and Promotional Materials

All advertising and promotional costs are expensed as incurred and amounted to approximately $886,000, $904,000 and $653,000, in 2003, 2002 and 2001,
         respectively.

Repairs and Maintenance

Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $4,169,000, $3,761,000 and $3,780,000, in 2003, 2002
         and 2001, respectively.

Self-Insurance

The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported.

Product Warranty

The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2003 and 2002. The Company does not offer extended warranties on its products.

Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                       2003              2002             2001
                                                                       ----              ----             ----
Numerators:
   Numerator for both basic and diluted EPS, net income            $106,761,195      $85,771,291       $65,216,500

Denominators:
  Denominator for basic EPS,
      weighted-average common shares outstanding                     76,584,876       75,515,271        74,778,518
  Potentially dilutive shares resulting from stock option plans       1,099,614        1,087,131         1,093,268
                                                                   ------------      -----------       -----------
  Denominator for diluted EPS                                        77,684,490       76,602,402        75,871,786
                                                                   ============      ===========       ===========

For the years ended December 31, 2003, 2002 and 2001, 268,994, 645,859 and
         490,508 shares related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

                                                            Years Ended December 31,
                            ------------------------------------------------------------------------------------------
                                        2003                          2002                            2001
                            ---------------------------   ----------------------------    ----------------------------
                              Pre-Tax         Tax Exp.       Pre-Tax         Tax Exp.        Pre-Tax        Tax Exp.
                              Amount         (Credit)        Amount          (Credit)        Amount         (Credit)
                            ------------   ------------   ------------    ------------    ------------    ------------
Unrealized Gain (Loss)
  on Securities             $ 27,312,575   $  9,559,401   $(15,266,964)   $ (5,343,438)   $ (1,604,391)   $   (561,537)

Foreign Currency
  Translation Adjustments      1,088,965        381,138        216,982          75,944         (33,278)        (11,647)
                            ------------   ------------   ------------    ------------    ------------    ------------

Other Comprehensive
  Income (Loss)             $ 28,401,540   $  9,940,539   $(15,049,982)   $ (5,267,494)   $ (1,637,669)   $   (573,184)
                            ============   ============   ============    ============    ============    ============

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

         Stock-Based Compensation Plans

         At December 31, 2003, the Company has two stock option plans and an employee stock purchase plan, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                              2003              2002               2001
                                              ----              ----               ----
 Net income, as reported                 $  106,761,195     $   85,771,291    $   65,216,500
 Deduct: total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of tax effects          (10,505,316)        (8,084,607)       (7,003,826)
                                         --------------     --------------    --------------
 Pro forma net income                    $   96,255,879     $   77,686,684    $   58,212,674
                                         ==============     ==============    ==============
 Earnings per share:
    Basic - as reported                  $         1.39     $         1.14    $         0.87
    Basic - pro forma                              1.26               1.03              0.78

    Diluted - as reported                $         1.37     $         1.12    $         0.86
    Diluted - pro forma                            1.25               1.01              0.77

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

         Stock-Based Compensation Plans, continued

         The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.9, 2.9 and 4.4 percent; expected dividend yields, where applicable of 1.6,
                  0.0 and 0.0 percent; expected lives of 4, 4 and 5 years; expected volatility of 52, 53 and 54 percent.

         The fair value of each option grant in the Nonemployee Director Stock
                  Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 4.0, 4.0 and
                  5.1 percent; expected dividend yields, where applicable of 1.5, 0.0 and 0.0 percent; expected lives of 9, 9 and 9 years; expected volatility of 52, 53 and 54 percent.

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

         New Accounting Standards

         In January 2003, the Financial Accounting Standards Board (FASB) issued
                  Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement," and addresses consolidation by business enterprise of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation is effective for any variable interest entered into by the Company as of the end of the first quarter of 2004. The adoption of Interpretation No. 46 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

(2)      LINE OF CREDIT

         The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2003 or 2002. No compensating balances are required under this line.

(3)      INCOME TAXES

         The provision for income taxes is based on the earnings reported in the accompanying consolidated financial statements. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.

         The components of the provision for income taxes are as follows:

                                  2003            2002           2001
                             ------------    ------------   ------------
Currently payable:
   Federal                   $ 48,976,000    $ 37,188,500   $ 30,084,000
   State                          501,000         321,000        104,000
   Foreign                        (26,000)         91,000        177,000
                             ------------    ------------   ------------
 Total                         49,451,000      37,600,500     30,365,000
                             ------------    ------------   ------------
Net deferred:
  Primarily federal             1,952,000       3,701,000      1,036,000
                             ------------    ------------   ------------
Provision for income taxes   $ 51,403,000    $ 41,301,500   $ 31,401,000
                             ============    ============   ============

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3)      INCOME TAXES, continued

         The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $5,511,000, $5,093,000 and $3,929,000, in 2003, 2002 and 2001, respectively, and were recognized as an adjustment of additional paid-in capital.

         The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                        2003     2002     2001
                                                        ----     ----     ----
Statutory federal income tax rate                       35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefit    0.3      0.2      0.1
Foreign source exempted income                          (2.5)    (2.4)    (2.2)
Tax-exempt investment income                            (0.2)    (0.2)    (0.3)
Other                                                   (0.1)    (0.1)    (0.1)
                                                        ----     ----     ----
Effective income tax rate                               32.5%    32.5%    32.5%
                                                        ====     ====     ====

         The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2003 and 2002, are as follows:

                                                    2003                            2002
                                       ----------------------------    ----------------------------
                                         Current        Non-Current      Current        Non-Current
                                       ------------    ------------    ------------    ------------
Assets:
   Accruals not currently deductible   $  2,276,831    $    287,403    $  1,462,530    $    274,803
   Deferred compensation                          -         908,863               -         842,053
   Unrealized loss on investments                 -               -               -       3,280,013
   Other                                  1,952,073           5,410       2,152,859           5,960
                                       ------------    ------------    ------------    ------------
    Total deferred income tax assets      4,228,904       1,201,676       3,615,389       4,402,829

Liabilities:
   Excess tax over book depreciation              -     (12,572,140)              -     (10,317,831)
   Patent costs                                   -        (756,102)              -        (557,268)
    Unrealized gain on investments                -      (6,279,389)              -               -
    Other                                  (614,587)              -        (423,568)              -
                                       ------------    ------------    ------------    ------------
   Net deferred incomes taxes          $  3,614,317    $(18,405,955)   $  3,191,821    $ (6,472,270)
                                       ============    ============    ============    ============

        Income taxes paid in cash were approximately $46,243,000, $30,828,000, and $26,546,000, in 2003, 2002, and 2001, respectively.

(4)      EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2003, 2002 and 2001, the Company's contributions were approximately $1,110,000, $955,000 and $718,000, respectively.

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

(6)      STOCK-BASED COMPENSATION PLANS

         In 2003, an Employee Stock Purchase Plan covering 1,600,000 shares expired, and a new Employee Stock Purchase Plan covering 600,000 shares was approved. The Company has sold to employees 47,905 shares, 44,009 shares and 45,463 shares under the old plan in 2003, 2002 and 2001, respectively, and has sold a total of 31,517 shares under the new plan through December 31, 2003. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2003, 2002 and 2001, was approximately $27.92, $24.86 and $20.75, respectively.

         The Company may grant options for up to 9,000,000 shares under its Employee Stock Option Plan. The Company has granted options on 8,483,176 shares (net of shares from canceled options) through December 31, 2003. Under the Plan, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after two to seven years.

         A summary of the status of the Company's employee stock option plan at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the table and narrative below:

                                             2003                   2002                   2001
                                      -------------------    -------------------    -------------------
                                      Shares    Wtd. Avg.    Shares    Wtd. Avg.    Shares    Wtd. Avg.
                                      (000)     Ex. Price    (000)     Ex. Price    (000)     Ex. Price
                                      ------    ---------    ------    ---------    ------    ---------
Outstanding at Beginning of Year      4,270      $   25      4,144      $   21      3,901      $   18
Granted                               1,299          34      1,132          29      1,017          26
Exercised                              (982)         20       (914)         13       (754)          9
Forfeited                               (36)         28        (92)         26        (20)         24
                                      -----      ------      -----      ------      -----      ------
Outstanding at End of Year            4,551          29      4,270          25      4,144          21
                                      -----      ------      -----      ------      -----      ------
Exercisable at End of Year            1,595          25      1,682          22      1,792          16
Weighted Avg. Fair Value
     of Options Granted                          $   14                 $   14                 $   13

         Options Outstanding and Exercisable by Price Range As of December 31,
                  2003:

                                                                                           Options Exercisable
                           Options Outstanding                                       -------------------------------
-------------------------------------------------------------------------------        Shares       Weighted Average
   Range of           Shares Outstanding       Remaining       Weighted Average      Exercisable        Exercise
Exercise Prices             (000)          Contractual Life     Exercise Price         (000)              Price
---------------       ------------------   ----------------    ----------------      -----------    ----------------
  $ 1 - $25                   960                 2                  $21                   644            $19
  $26 - $30                 2,065                 3                   27                   675             27
  $31 - $43                 1,526                 4                   36                   276             35
                            -----               ---                  ---                 -----            ---
Total                       4,551                 3                   29                 1,595             25

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)      STOCK-BASED COMPENSATION PLANS, continued

         In 2002, a Nonemployee Director Stock Option Plan covering 2,000,000 shares expired, and a new Director Plan covering 500,000 shares of common stock was approved. The Company has granted options on 88,620 shares (net of shares from canceled options) under the new Director Plan through December 31, 2003. Under the director plans, the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

         A summary of the status of the Director Plans at December 31, 2003, 2002 and 2001, and changes during the years then ended is presented in the table and narrative below:

                                           2003                   2002                2001
                                     ------------------    -----------------   ------------------
                                     Shares   Wtd. Avg.    Shares  Wtd. Avg.   Shares   Wtd. Avg.
                                     (000)    Ex. Price    (000)   Ex. Price   (000)    Ex. Price
                                     ------   ---------    ------  ---------   ------   ---------
Outstanding at Beginning of Year       424      $  13       469      $  10       476      $   9
Granted                                 53         32        35         32        25         27
Exercised                             (164)        10       (80)         3       (32)         1
Expired                                  -          -         -          -         -          -
                                       ---      -----       ---      -----       ---      -----
Outstanding at End of Year             313         18       424         13       469         10
                                       ---      -----       ---      -----       ---      -----
Exercisable at End of Year             310         18       424         13       469         10
Weighted Avg. Fair Value
  of Options Granted                            $  21                $  21                $  20

         Options Outstanding and Exercisable by Price Range As Of December 31,
                  2003:

                                                                                          Options Exercisable
                            Options  Outstanding                                     --------------------------------
-------------------------------------------------------------------------------         Shares       Weighted Average
   Range of          Shares Outstanding        Remaining       Weighted Average      Exercisable         Exercise
Exercise Prices            (000)           Contractual Life     Exercise Price          (000)              Price
---------------      ------------------    ----------------    ----------------      -----------     ----------------
   $ 1 - $20                180                   2                  $ 9                180                  $ 9
   $21 - $41                133                   8                   31                130                   31
                            ---                 ---                  ---                ---                  ---
                            313                   5                   18                310                   18

         In 2001, a restricted stock plan covering 1,600,000 shares expired, and a new restricted stock plan covering 500,000 shares of common stock was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plans entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2003, 2002 and 2001, 78,100, 37,900 and 57,800,
                  shares, respectively, were granted with a restriction period of five years at market prices ranging from $25.64 to $43.00 in 2003, $27.47 to $32.30 in 2002 and $23.59 to $26.97 in
                  2001. The related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

(7)      CONTINGENCIES

         From time to time, the Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or future results of operations of the Company.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

                                     2003             2002             2001
                                 ------------     ------------     ------------
Revenue:
    Automotive Products
       U.S                       $238,608,596     $203,691,964     $153,685,309
       Germany                     69,787,290       70,710,037       63,245,473
       Japan                       53,004,947       44,797,340       23,823,498
       Other                       84,913,322       55,050,622       48,669,920
    Fire Protection Products       22,705,210       21,008,473       20,880,796
                                 ------------     ------------     ------------
    Total                        $469,019,365     $395,258,436     $310,304,996
                                 ============     ============     ============

Income from Operations:
    Automotive Products          $142,001,646     $111,448,849     $ 78,041,939
    Fire Protection Products        4,573,630        3,751,312        4,017,303
                                 ------------     ------------     ------------
    Total                        $146,575,276     $115,200,161     $ 82,059,242
                                 ============     ============     ============

Assets:
    Automotive Products          $184,208,278     $154,685,204     $144,204,490
    Fire Protection Products        4,768,620        4,035,944        3,779,501
    Other                         573,552,868      450,451,519      358,838,807
                                 ------------     ------------     ------------
    Total                        $762,529,766     $609,172,667     $506,822,798
                                 ============     ============     ============

Depreciation & Amortization:
    Automotive Products          $ 18,275,655     $ 16,930,161     $ 13,699,709
    Fire Protection Products          255,301          260,823          294,956
    Other                           1,895,251        1,440,616        1,198,153
                                 ------------     ------------     ------------
    Total                        $ 20,426,207     $ 18,631,600     $ 15,192,818
                                 ============     ============     ============

Capital Expenditures:
    Automotive Products          $ 22,126,904     $ 19,236,000     $ 39,383,150
    Fire Protection Products           98,705          442,593          280,251
    Other                              22,400       12,882,053        5,635,028
                                 ------------     ------------     ------------
    Total                        $ 22,248,009     $ 32,560,646     $ 45,298,429
                                 ============     ============     ============

         Other assets are principally cash, investments, deferred income taxes, and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

         Automotive Products revenues in the "Other" category are sales to U.S.
                  automotive manufacturing plants in Canada, Mexico and other foreign automotive customers. Nearly all non-U.S. sales are invoiced and paid in U.S. dollars. During 2003, approximately 6% of the Company's net sales were invoiced and paid in European euros.

         During the years presented, the Company had three automotive customers, which individually accounted for 10% or more of net sales as follows:

                            Customer
                -----------------------------------
                 #1              #2             #3
                ----            ----           ----
2003             38%             13%            12%
2002             39%             15%            10%
2001             38%             18%             *

* Less than 10%

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION                                      PAGE
-----------                             -----------                                      ----
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

21              List of Company Subsidiaries                                              36

23(a)           Consent of Independent Auditors                                           37

31.1            Certificate of the Chief Executive Officer of Gentex Corporation
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                             38

31.2            Certificate of the Chief Financial Officer of Gentex Corporation
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18
                U.S.C. 1350).                                                             39

32              Certificate of the Chief Executive Officer and Chief Financial
                Officer of Gentex Corporation pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).                      40

*Indicates a compensatory plan or arrangement.