Form 10-Q
period 2004-03-31
GENTEX CORP
filed 2004-05-05
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR
 (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________


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

                  Yes                                         No
                      ----------------                          ----------------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Shares Outstanding
             Class                                 at April 21, 2004
             -----                                 -----------------
 Common Stock, $0.06 Par Value                         77,248,921

                        Exhibit Index located at page 12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                         March 31, 2004            December 31, 2003
                                         --------------            -----------------
                                          (Unaudited)                  (Audited)
                                          -----------                  ---------

 CURRENT ASSETS
   Cash and cash equivalents                $372,796,040                 $322,662,971
   Short-term investments                     79,943,936                   70,943,685
   Accounts receivable, net                   69,477,827                   58,955,823
   Inventories                                22,336,846                   20,938,696
   Prepaid expenses and other                 10,528,364                   11,848,156
                                        -----------------         --------------------

      Total current assets                   555,083,013                  485,349,331

PLANT AND EQUIPMENT - NET                    127,759,195                  126,806,882

OTHER ASSETS
   Long-term investments                     118,659,998                  145,615,934
   Patents and other assets, net               4,929,951                    4,757,619
                                        -----------------         --------------------

      Total other assets                     123,589,949                  150,373,553
                                        -----------------         --------------------

Total assets                                $806,432,157                 $762,529,766
                                        =================         ====================



                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                          $20,036,857                  $18,259,111
   Accrued liabilities                        47,697,142                   32,221,369
                                        -----------------         --------------------

      Total current liabilities               67,733,999                   50,480,480

DEFERRED INCOME TAXES                         19,161,672                   18,405,955

SHAREHOLDERS' INVESTMENT
   Common stock                                4,634,920                    4,622,449
   Additional paid-in capital                159,296,022                  152,874,325
   Retained earnings                         546,625,683                  528,358,825
   Other shareholders' investment              8,979,861                    7,787,732
                                        -----------------         --------------------

      Total shareholders' investment         719,536,486                  693,643,331
                                        -----------------         --------------------

Total liabilities and
   shareholders' investment                 $806,432,157                 $762,529,766
                                        =================         ====================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                                                        2004                 2003
                                                                  -----------------     ---------------
NET SALES                                                             $129,327,548        $115,308,564

COST OF GOODS SOLD                                                      74,443,276          67,192,569
                                                                  -----------------     ---------------


      Gross profit                                                      54,884,272          48,115,995


OPERATING EXPENSES:
   Engineering, research and development                                 7,443,288           6,207,736
   Selling, general
      & administrative                                                   6,745,121           5,526,676
                                                                  -----------------     ---------------

      Total operating expenses                                          14,188,409          11,734,412
                                                                  -----------------     ---------------

      Operating income                                                  40,695,863          36,381,583


OTHER INCOME:
   Interest and dividend income                                          2,152,959           2,665,211
   Other, net                                                            1,321,653            (664,256)
                                                                  -----------------     ---------------

      Total other income                                                 3,474,612           2,000,955
                                                                  -----------------     ---------------

      Income before provision
         for income taxes                                               44,170,475          38,382,538

PROVISION FOR INCOME TAXES                                              14,355,000          12,474,000
                                                                  -----------------     ---------------


NET INCOME                                                             $29,815,475         $25,908,538
                                                                  =================     ===============

EARNINGS PER SHARE:
      Basic                                                                  $0.39               $0.34
      Diluted                                                                $0.38               $0.34

Cash Dividends Declared per Share                                            $0.15               $0.00




     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                   2004               2003
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $29,815,475        $25,908,538
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                              5,406,733          5,385,865
         (Gain) loss on disposal of asset                                               2,976            (15,250)
         (Gain) loss on sale of investments                                        (1,086,065)         1,707,499
         Deferred income taxes                                                      1,083,653           (748,674)
         Amortization of deferred compensation                                        361,501            291,649
         Change in operating assets and liabilities:
            Accounts receivable, net                                              (10,522,004)        (7,583,647)
            Inventories                                                            (1,398,150)            53,509
            Prepaid expenses and other                                                165,457         (2,223,816)
            Accounts payable                                                        1,777,746          3,443,306
            Accrued liabilities, excluding dividends declared                      15,483,221         15,735,621
            Tax benefit of stock plan transactions                                    874,413            629,664
                                                                             -----------------  -----------------
              Net cash provided by
                 operating activities                                              41,964,956         42,584,264
                                                                             -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                   (6,319,287)        (6,629,885)
   Proceeds from sale of plant and equipment                                            2,500             72,000
  (Increase) decrease in investments                                               21,402,891        (77,551,764)
   Increase in other assets                                                          (170,521)          (141,059)
                                                                             -----------------  -----------------
              Net cash provided by (used for)
                 investing activities                                              14,915,583        (84,250,708)
                                                                             -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                                        4,808,595          2,896,952
  Cash dividend paid                                                              (11,556,065)                 0
  Repurchases of common stock                                                               0        (10,246,810)
                                                                             -----------------  -----------------
              Net cash provided by (used for)
                 financing activities                                              (6,747,470)        (7,349,858)
                                                                             -----------------  -----------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                50,133,069        (49,016,302)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                            322,662,971        168,834,111
                                                                             -----------------  -----------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                 $372,796,040       $119,817,809
                                                                             =================  =================



     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2003 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2004, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:


                                  March 31, 2004        December 31, 2003
                                  --------------        -----------------

          Raw materials           $ 12,526,392          $ 11,041,622
          Work-in-process            2,335,338             2,401,500
          Finished goods             7,475,116             7,495,574
                                 -------------         -------------
                                   $22,336,846           $20,938,696
                                   ===========           ===========


(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):


                                                     Quarter Ended March 31,
                                                     -----------------------
                                                       2004            2003
                                                       ----            ----

         Numerators:
            Numerator for both basic and
                diluted EPS, net income            $29,815,475      $25,908,538

         Denominators:
            Denominator for basic EPS,
               weighted-average shares
               outstanding                          76,852,377       75,944,285
            Potentially dilutive shares
               resulting from stock plans            1,584,690          884,742
                                                   -----------     ------------

            Denominator for diluted EPS             78,437,067       76,829,027
                                                    ==========       ==========

         Shares related to stock plans not
         included in diluted average common
         shares outstanding because their
         effect would be antidilutive                  335,370        1,371,099




(5) At March 31, 2004, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)




                                                                            Quarter Ended March 31,
                                                                            -----------------------
                                                                          2004                   2003
                                                                          ----                   ----

                 Net income, as reported                           $29,815,475           $25,908,538
                 Deduct:  Total stock-based employee
                   compensation expense determined
                   under fair value-based method of all
                   awards, net of tax effects                      (3,021,569)            (1,984,653)
                                                                   -----------           ------------

                 Pro forma net income                              $26,793,906            $23,923,885
                                                                   ===========           ============

                 Earnings per share:
                   Basic -- as reported                            $       .39           $        .34
                   Basic -- pro forma                                      .35                    .32

                   Diluted -- as reported                                  .38                    .34
                   Diluted -- pro forma                                    .34                    .31




(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                  March 31, 2004           March 31, 2003
                                  --------------           --------------
              Quarter Ended        $31,397,263               $24,830,185

(7) The increase in common stock during the quarter ended March 31, 2004, was attributable to the issuance of 208,105 shares of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.15 per share cash dividend declared on March 8, 2004, totaling approximately $11,587,000.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:


                                                  Quarter Ended March 31,
                                                  -----------------------
                                                 2004                2003
                                                 ----                ----
         Revenue:
           Automotive Products                $123,731,693        $110,176,859
           Fire Protection Products              5,595,855           5,131,705
                                              ------------        ------------
           Total                              $129,327,548        $115,308,564
                                              ============        ============
         Operating Income:
           Automotive Products                $ 39,587,492        $ 35,487,086
           Fire Protection Products              1,108,371             894,497
                                              ------------        ------------
           Total                              $ 40,695,863        $ 36,381,583
                                              ============        ============


                       GENTEX CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

(9) On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation is effective for any variable interest entered into by the Company as of the end of the first quarter of 2004. The adoption of Interpretation No. 46 did not have any significant effect on the Company's consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           RESULTS OF OPERATIONS:

           FIRST QUARTER 2004 VERSUS FIRST QUARTER 2003

           Net Sales. Net sales for the first quarter of 2004 increased by approximately $14,019,000, or 12%, when compared with the first quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by $13,555,000, or 12%, as auto-dimming mirror unit shipments increased by 18% from approximately 2,535,000 in the first quarter of 2003 to 2,982,000 in the current quarter. This increase reflected the increased penetration of interior and exterior auto-dimming mirrors on 2004 model year vehicles plus additional electronic feature content during the first quarter of 2004. Unit shipments to customers in North America for the current quarter increased by 11% compared with the first quarter of the prior year, primarily due to increased penetration, despite lower automotive production levels. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 25% compared with the first quarter in 2003, primarily due to increased interior and exterior mirror shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 9% for the current quarter, primarily due to higher sales of certain of the Company's smoke detectors and signaling products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased slightly from 58.3% in the first quarter of 2003 to 57.6% in the first quarter of 2004. This slight percentage decrease primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

           Operating Expenses. Research and development expenses for the quarter increased approximately $1,236,000, and increased from 5.4% to 5.8% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $1,218,000, for the quarter, and increased from 4.8% to 5.2% of net sales, when compared with the first quarter of 2003. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices, as well as the stronger euro exchange rate.

           Total Other Income. Total other income for the quarter increased by approximately $1,474,000 when compared with the first quarter of 2003, primarily due to realized gains on the sale of equity investments in the current quarter compared to realized losses on the sale of equity investments in the prior year quarter, partially offset by reduced interest income due to lower interest rates.

           FINANCIAL CONDITION:

           Cash flow from operating activities for the three months ended March 31, 2004, decreased $619,000 to $41,965,000, compared to $42,584,000 for the same period last year, primarily due to increased net income offset by changes in working capital. Capital expenditures for the three months ended March 31, 2004, were $6,319,000, compared to $6,630,000 for the same period last year.

           Cash and cash equivalents as of March 31, 2004, increased approximately $50,133,000 compared to December 31, 2003. The increase was primarily due to cash flow from operations.

           Accounts receivable as of March 31, 2004, increased approximately $10,522,000 compared to December 31, 2003, primarily due to increased sales.

           Accrued liabilities as of March 31, 2004, increased approximately $15,476,000 compared to December 31, 2003, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.

           Management considers the Company's working capital and long-term investments totaling approximately $606,009,000 at March 31, 2004, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

           On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the quarter ended March 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000. No shares have been repurchased subsequently by the Company.

           TRENDS AND DEVELOPMENTS:

           The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended March 31, 2004, there were no significant changes in the market risks reported in the Company's 2003 Form 10-K report.

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

           On October 1, 2002, Magna International acquired Donnelly Corporation, the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly. To date, the Company is not aware of any significant impact of Magna's acquisition of Donnelly upon the Company; however, any ultimate significant impact has not yet been determined.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The information called for by this item is provided under the caption "Trends and Developments" under Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition.


ITEM 4.    CONTROLS AND PROCEDURES

           As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)].

        Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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



PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (a)  See Exhibit Index on Page 12.

         (b) During the three months ended March 31, 2004, one report on Form 8-K was filed on January 27, 2004, to disclose the Company's financial results for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     GENTEX CORPORATION



         Date:     May 5, 2004                       /s/ Fred T. Bauer
              --------------------         -----------------------------------
                                                     Fred T. Bauer
                                                     Chairman and Chief
                                                     Executive Officer



         Date:   May 5, 2004                         /s/ Enoch C. Jen
             ---------------------         -----------------------------------
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

3(b)(1)         Registrant's Bylaws as amended and restated February 27, 2003, were filed as
                Exhibit 3(b)(1) to Registrant's Report on Form 10-Q dated May 5, 2003, and the same are hereby incorporated herein by reference.

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

10(a)(1)        A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form
                S-18 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

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

31.1        Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                     14

31.2        Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                     15

32          Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                           16




*Indicates a compensatory plan or arrangement.