Form 10-Q
period 2004-06-30
GENTEX CORP
filed 2004-08-03
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
      ____________

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

           Yes  [ x ]                             No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes  [ x ]                             No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes  [  ]                              No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
                 Class                                  at July 21, 2004
                 -----                                  ----------------
     Common Stock, $0.06 Par Value                         77,454,000

                        Exhibit Index located at page 13
                                  Page 1 of 18

PART  I. FINANCIAL INFORMATION

ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                            June 30, 2004            December 31, 2003
                                            -------------            -----------------
                                             (Unaudited)                 (Audited)
                                            -------------            -----------------
                   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $389,867,107                $322,662,971
   Short-term investments                      68,027,307                  70,943,685
   Accounts receivable, net                    61,204,703                  58,955,823
   Inventories                                 24,409,997                  20,938,696
   Prepaid expenses and other                  11,558,782                  11,848,156
                                             ------------                ------------

      Total current assets                    555,067,896                 485,349,331

PLANT AND EQUIPMENT - NET                     130,289,256                 126,806,882

OTHER ASSETS
   Long-term investments                      127,061,141                 145,615,934
   Patents and other assets, net                5,236,949                   4,757,619
                                             ------------                ------------

      Total other assets                      132,298,090                 150,373,553
                                             ------------                ------------

Total assets                                 $817,655,242                $762,529,766
                                             ============                ============

  LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                          $ 21,123,578                $ 18,259,111
   Accrued liabilities                         35,664,492                  32,221,369
                                             ------------                ------------

      Total current liabilities                56,788,070                  50,480,480

DEFERRED INCOME TAXES                          18,871,276                  18,405,955

SHAREHOLDERS' INVESTMENT
   Common stock                                 4,647,240                   4,622,449
   Additional paid-in capital                 164,995,855                 152,874,325
   Retained earnings                          564,031,993                 528,358,825
   Other shareholders' investment               8,320,808                   7,787,732
                                             ------------                ------------
      Total shareholders' investment          741,995,896                 693,643,331
                                             ------------                ------------
Total liabilities and
   shareholders' investment                  $817,655,242                $762,529,766
                                             ============                ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                 Six Months Ended
                                                            June 30                           June 30
                                                 ---------------------------        ----------------------------
                                                     2004          2003                2004            2003
                                                 ------------   ------------        ------------    ------------
NET SALES                                        $129,646,277   $116,917,332        $258,973,825    $232,225,896

COST OF GOODS SOLD                                 75,190,805     68,635,744         149,634,081     135,828,313
                                                 ------------   ------------        ------------    ------------

      Gross profit                                 54,455,472     48,281,588         109,339,744      96,397,583

OPERATING EXPENSES:
   Engineering, research and development            7,546,085      6,310,886          14,989,373      12,518,622
   Selling, general
      & administrative                              6,880,091      6,090,320          13,625,212      11,616,996
                                                 ------------   ------------        ------------    ------------

      Total operating expenses                     14,426,176     12,401,206          28,614,585      24,135,618
                                                 ------------   ------------        ------------    ------------

      Income from operations                       40,029,296     35,880,382          80,725,159      72,261,965

OTHER INCOME:
   Interest and dividend income                     2,090,881      2,758,764           4,243,840       5,423,975
   Other, net                                         819,615         13,193           2,141,268        (651,063)
                                                 ------------   ------------        ------------    ------------

      Total other income                            2,910,496      2,771,957           6,385,108       4,772,912
                                                 ------------   ------------        ------------    ------------

      Income before provision
         for income taxes                          42,939,792     38,652,339          87,110,267      77,034,877

PROVISION FOR INCOME TAXES                         13,955,000     12,562,000          28,310,000      25,036,000
                                                 ------------   ------------        ------------    ------------

NET INCOME                                       $ 28,984,792   $ 26,090,339        $ 58,800,267    $ 51,998,877
                                                 ============   ============        ============    ============

EARNINGS PER SHARE:
      Basic                                      $       0.38   $       0.34        $       0.76    $       0.68
      Diluted                                    $       0.37   $       0.34        $       0.75    $       0.68

Cash Dividends Declared per Share                $       0.15   $       0.00        $       0.30    $       0.00

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                           ----------------------------------
                                                                               2004                 2003
                                                                           ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 58,800,267         $  51,998,877
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                       11,038,972            10,586,146
         (Gain) loss on disposal of asset                                           976                75,626
         (Gain) loss on sale of investments                                  (1,086,065)            1,942,315
         Deferred income taxes                                                  361,486              (105,539)
         Amortization of deferred compensation                                  751,363               554,688
         Change in operating assets and liabilities:
            Accounts receivable, net                                         (2,248,880)           (7,850,343)
            Inventories                                                      (3,471,301)             (976,232)
            Prepaid expenses and other                                          (62,744)           (1,564,550)
            Accounts payable                                                  2,864,467             3,468,740
            Accrued liabilities, excluding dividends declared                 3,458,824             1,456,755
            Tax benefit of stock plan transactions                              874,413             3,591,854
                                                                           ------------         -------------
                Net cash provided by
                  operating activities                                       71,281,778            63,178,337
                                                                           ------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                            (14,174,704)          (11,044,112)
   Proceeds from sale of plant and equipment                                      4,500                72,000
  (Increase) decrease in investments                                         23,859,959           (66,876,106)
   Increase in other assets                                                    (726,324)              (64,199)
                                                                           ------------         -------------
                Net cash provided by (used for)
                  investing activities                                        8,963,431           (77,912,417)
                                                                           ------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                                 10,101,728             7,036,521
  Cash dividend paid                                                        (23,142,801)                    0
  Repurchases of common stock                                                         0           (10,246,810)
                                                                           ------------         -------------
                Net cash provided by (used for)
                  financing activities                                      (13,041,073)           (3,210,289)
                                                                           ------------         -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          67,204,136           (17,944,369)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                      322,662,971           168,834,111
                                                                           ------------         -------------
CASH AND CASH EQUIVALENTS,
   end of period                                                           $389,867,107         $ 150,889,742
                                                                           ============         =============

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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2004, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                     June 30, 2004    December 31, 2003
                                     -------------    -----------------
Raw materials                        $ 13,573,162        $ 11,041,622
Work-in-process                         2,734,900           2,401,500
Finished goods                          8,101,935           7,495,574
                                     ------------        -------------
                                     $ 24,409,997        $ 20,938,696
                                     ============        ============

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                            Quarter Ended June 30,        Six Months Ended June 30,
                                          -------------------------      --------------------------
                                             2004          2003            2004            2003
                                          -----------   -----------      -----------    -----------
Numerators:
   Numerator for both basic and
      diluted EPS, net income             $28,984,792   $26,090,339      $58,800,267    $51,998,877

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                          77,061,942    75,992,364       76,960,647     75,974,343
   Potentially dilutive shares
      resulting from stock plans            1,353,987       886,124        1,471,401        839,651
                                          -----------   -----------      -----------    -----------

   Denominator for diluted EPS             78,415,929    76,878,488       78,432,048     76,813,994
                                          ===========   ===========       ==========     ==========

Shares related to stock plans not
included in diluted average common
shares outstanding because their effect
would be antidilutive                         687,396       705,855          520,658      1,055,485

(5) At June 30, 2004, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, since options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                                   Quarter Ended June 30,            Six Months Ended June 30,
                                             ------------------------------        -----------------------------
                                                2004               2003                2004               2003
                                             -----------      -------------        -------------    ------------
Net income, as reported                      $28,984,792      $  26,090,339        $  58,800,267    $ 51,998,877
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method of all
  awards, net of tax effects                  (3,651,668)        (2,335,352)          (6,658,147)     (4,466,666)
                                             -----------      -------------        -------------    ------------

Pro forma net income                         $25,333,124      $  23,754,987        $  52,142,120    $ 47,532,211
                                             ===========      =============        =============    ============
Earnings per share:
  Basic - as reported                        $       .38      $         .34        $         .76    $        .68
  Basic - pro forma                                  .33                .31                  .68             .63

  Diluted - as reported                              .37                .34                  .75             .68
  Diluted - pro forma                                .32                .31                  .67             .62

(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                  June 30, 2004       June 30, 2003
                                  -------------       -------------
Quarter Ended                      $28,354,898         $36,795,378
Six Months Ended                   $59,752,161         $61,625,563

(7) The increase in common stock during the quarter and six months ended June 30, 2004, was attributable to the issuance of 205,079 and 413,184 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.15 per share cash dividend in each quarter of 2004. The second quarter dividend of approximately $11,618,000, was declared on May 26, 2004, and is payable on July 22, 2004.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                             Quarter Ended June 30,                  Six Months Ended June 30,
                                        ---------------------------------         --------------------------------
                                            2004                2003                  2004                2003
                                        -------------       -------------         -------------       ------------
Revenue:
  Automotive Products                   $ 123,833,183       $ 110,894,144         $ 247,564,876       $221,071,003
  Fire Protection Products                  5,813,094           6,023,188            11,408,949         11,154,893
                                        -------------       -------------         -------------       ------------
  Total                                 $ 129,646,277       $ 116,917,332         $ 258,973,825       $232,225,896
                                        =============       =============         =============       ============
Operating Income:
  Automotive Products                   $  38,903,960       $  34,646,655         $  78,491,452       $ 70,133,741
  Fire Protection Products                  1,125,336           1,233,727             2,233,707          2,128,224
                                        -------------       -------------         -------------       ------------
  Total                                 $  40,029,296       $  35,880,382         $  80,725,159       $ 72,261,965
                                        =============       =============         =============       ============

                       GENTEX CORPORATION AND SUBSIDIARIES

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation was effective for any variable interest entered into by the Company as of the end of the first quarter of 2004. The adoption of Interpretation No. 46 did not have any significant effect on the Company's consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        SECOND QUARTER 2004 VERSUS SECOND QUARTER 2003

        Net Sales. Net sales for the second quarter of 2004 increased by approximately $12,729,000, or 11%, when compared with the second quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $12,939,000, or 12%, as auto-dimming mirror unit shipments increased by 18% from approximately 2,534,000 in the second quarter of 2003 to 3,001,000 in the current quarter. This increase reflected the increased penetration of interior base and exterior auto-dimming mirrors on 2004 model year vehicles, during the second quarter of 2004. Unit shipments to customers in North America for the current quarter increased by 4% compared with the second quarter of the prior year, primarily due to increased penetration among Asian transplants. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 37% compared with the second quarter in 2003, primarily due to increased interior and exterior mirror shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products decreased 3% for the current quarter, primarily due to lower sales of certain of the Company's signaling products.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased slightly from 58.7% in the second quarter of 2003 to 58.0% in the second quarter of 2004. This slight percentage decrease primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

        Operating Expenses. Research and development expenses for the quarter increased approximately $1,235,000, from 5.4% to 5.8% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $790,000, for the quarter, but remained at approximately 5% of net sales, when compared with the second quarter of 2003. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices, as well as the stronger euro exchange rate.

        Total Other Income. Total other income for the quarter increased by approximately $139,000 when compared with the second quarter of 2003, primarily due to realized gains on the sale of equity investments in the current quarter mostly offset by reduced interest income due to lower interest rates.

        SIX MONTHS ENDED JUNE 30, 2004, VERSUS SIX MONTHS ENDED JUNE 30, 2003

        Net Sales. Net sales for the six months ended June 30, 2004, increased by approximately $26,748,000, or 12%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $26,494,000, or 12%, as auto-dimming mirror unit shipments increased by 18% from approximately 5,069,000 in the first 6 months of 2003 to 5,983,000 in the first six months of 2004. This increase reflected the increased penetration on 2004 model year vehicles for interior and exterior electrochromic auto-dimming Mirrors. Unit shipments to customers in North America increased by 7% for the first six months of 2004, primarily due to increased penetration among Asian transplants. Mirror unit shipments to automotive customers outside North America increased by 31% for the first six months of 2004 compared with the first six months in 2003, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers. Net sales of the Company's fire protection products increased 2% for the first six months of 2004, primarily due to higher sales of certain of the Company's smoke detector and signaling products.

        Cost of Goods Sold. As a percentage of net sales, cost of good sold decreased from 58.5% to 57.8% in the first six months of 2004, when compared to the same six-month period in the prior year. This slight percentage decrease primarily reflected the higher sales level leveraged over the fixed overhead costs and product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

        Operating Expenses. For six months ended June 30, 2004, engineering, research and development expenses increased approximately $2,471,000, from 5.4% to 5.8% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $2,008,000 for the first six months of 2004, and increased from 5.0% to 5.3% of net sales when compared to the first six months of 2003. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering office as well as the stronger euro exchange rate.

        Other Income - Net. Other income for the six months ended June 30, 2004, increased by approximately $1,612,000 when compared with the first six months of 2003, primarily due to realized gains on the sale of equity investments in the current year period compared to realized losses on the sale of equity investments in the prior year period, partially offset by reduced interest income due to lower interest rates.

        FINANCIAL CONDITION:

        Cash flow from operating activities for the six months ended June 30, 2004, increased $8,104,000 to $71,282,000, compared to $63,178,000, for the same period last year, primarily due to increased net income. Capital expenditures for the six months ended June 30, 2004, were $14,175,000, compared to $11,044,000 for the same period last year.

        The Company now expects that the construction of its fourth automotive manufacturing facility and a new corporate facility will be completed in early 2006. The completion date has been pushed back due to improved capacity utilization. The Company plans to invest approximately $40-45 million for the new facilities during 2004-2006, which will be funded from its cash and equivalents on hand.

        Cash and cash equivalents as of June 30, 2004, increased approximately $67,204,000 compared to December 31, 2003. The increase was primarily due to cash flow from operations.

        Management considers the Company's working capital and long-term investments totaling approximately $625,341,000 as of June 30, 2004, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

        On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the quarter ended March 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000. No shares have been repurchased subsequently by the Company.

        TRENDS AND DEVELOPMENTS:

        The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2004, there were no significant changes in the market risks reported in the Company's 2003 Form 10-K report.

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

ITEM 4. CONTROLS AND PROCEDURES

        As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of June 30, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

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

PART  II.   OTHER INFORMATION

            Item  4. Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of the shareholders of the Company was held on May 13, 2004.

                  (b) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes.

                   Frederick Sotok          John Mulder            Wallace Tshuha
                   ---------------          -----------            --------------
For                  67,530,668             67,639,277                69,798,115
Against                       -                      -                         -
Withheld              3,078,734              2,970,125                   811,288
Broker Non-Votes              -                      -                         -

                        The terms of office for incumbent Directors Fred Bauer, Gary Goode, Kenneth La Grand, Arlyn Lanting, Ted Thompson and Leo Weber, continued after the meeting.

                  (c) A proposal to approve the Gentex Corporation Qualified Stock Option Plan was approved by the following vote:

                        For                                 56,588,089
                        Against                              3,741,411
                        Abstain / Broker Non-Votes             261,381

                        A proposal to amend the Articles of Incorporation (to increase the authorized shares of common stock) was approved by the following vote:

                        For                                 66,165,123
                        Against                              4,196,101
                        Abstain / Broker Non-Votes             248,177

                        A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 2004, was approved by the following vote:

                        For                                 67,494,407
                        Against                              2,928,244
                        Abstain / Broker Non-Votes             186,750

                        See Part II, Item 4 (b), with respect to the election of directors.

            Item  6. Exhibits and Reports on Form 8-K

                  (a)   See Exhibit Index on Page 13.

                  (b) During the three months ended June 30, 2004, one report on Form 8-K was filed on April 20, 2004, to disclose the Company's financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENTEX CORPORATION

Date: August 3, 2004                       /s/ Fred T. Bauer
                                           ------------------------------------
                                           Fred T. Bauer
                                           Chairman and Chief
                                           Executive Officer

Date: August 3, 2004                       /s/ Enoch C. Jen
                                           ------------------------------------
                                           Enoch C. Jen
                                           Vice President - Finance,
                                           Principal Financial and
                                           Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION                                                        PAGE
---------                                    ------------------------------                                           -----
3(a)(1)     Registrant's Articles of Incorporation were filed in 1981 as Exhibit 2(a) to a Registration
            Statement on Form S-18 (Registration No. 2-74226C), an Amendment to those Articles was filed as
            Exhibit 3 to Registrant's Report on Form 10-Q in August of 1985, an additional Amendment to those Articles was filed as Exhibit 3(a)(1) to Registrant's Report on Form 10-Q in August of
            1987, an additional Amendment to those Articles was filed as Exhibit 3(a)(2) to Registrant's
            Report on Form 10-K dated March 10, 1992, an Amendment to Articles of Incorporation, adopted on
            May 9, 1996, was filed as Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 31,
            1996, and an Amendment to Articles of Incorporation, adopted on May 21, 1998, was filed as
            Exhibit 3(a)(2) to Registrant's Report on Form 10-Q dated July 30, 1998, all of which are hereby incorporated herein be reference.

3(a)(2)     Amendment to Articles of Incorporation, adopted by the shareholders on May 13, 2004.                        15

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

*10(b)(1)   Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26,
            2004) was included in Registrant's Proxy Statement dated April 6, 2004, filed with the
            Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)   Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant's
            Report on Form 10-Q dated April  27, 2001, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                                      DESCRIPTION                                                          PAGE
----------                           ------------------------------------                                             ----
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

31.1        Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                               16

31.2        Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                               17

32          Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                                 18

*Indicates a compensatory plan or arrangement.