Form 10-Q
period 2004-09-30
GENTEX CORP
filed 2004-11-02
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004, OR

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

                       Yes (X)                      No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes (X)                      No ( )

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                       Yes ( )                      No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
                Class                                 at October 20, 2004
                -----                                 -------------------
     Common Stock, $0.06 Par Value                       77,652,005

                        Exhibit Index located at page 13
                                  Page 1 of 31

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30, 2004    December 31, 2003
                                                               ------------------    -----------------
                                                                   (Unaudited)           (Audited)
                                                                  ------------         ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $407,918,422         $322,662,971
   Short-term investments                                           66,966,302           70,943,685
   Accounts receivable, net                                         63,608,959           58,955,823
   Inventories                                                      28,051,346           20,938,696
   Prepaid expenses and other                                       11,234,599           11,848,156
                                                                  ------------         ------------
      Total current assets                                         577,779,628          485,349,331
PLANT AND EQUIPMENT - NET                                          130,634,607          126,806,882
OTHER ASSETS
   Long-term investments                                           115,531,513          145,615,934
   Patents and other assets, net                                     5,530,471            4,757,619
                                                                  ------------         ------------
      Total other assets                                           121,061,984          150,373,553
                                                                  ------------         ------------
Total assets                                                      $829,476,219         $762,529,766
                                                                  ============         ============
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                                               $ 22,191,954         $ 18,259,111
   Accrued liabilities                                              32,757,678           32,221,369
                                                                  ------------         ------------
      Total current liabilities                                     54,949,632           50,480,480
DEFERRED INCOME TAXES                                               18,136,366           18,405,955
SHAREHOLDERS' INVESTMENT
   Common stock                                                      4,659,120            4,622,449
   Additional paid-in capital                                      169,659,259          152,874,325
   Retained earnings                                               576,103,320          528,358,825
   Other shareholders' investment                                    5,968,522            7,787,732
                                                                  ------------         ------------
      Total shareholders' investment                               756,390,221          693,643,331
                                                                  ------------         ------------
Total liabilities and
   shareholders' investment                                       $829,476,219         $762,529,766
                                                                  ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended            Nine Months Ended
                                                  September 30                  September 30
                                           ---------------------------   ---------------------------
                                              2004           2003           2004           2003
                                           ------------   ------------   ------------   ------------
NET SALES                                  $120,456,707   $112,878,954   $379,430,532   $345,104,850
COST OF GOODS SOLD                           72,754,752     65,793,563    222,388,833    201,621,876
                                           ------------   ------------   ------------   ------------
      Gross profit                           47,701,955     47,085,391    157,041,699    143,482,974
OPERATING EXPENSES:
   Engineering, research and development      7,758,575      6,944,138     22,747,948     19,462,760
   Selling, general
      & administrative                        6,550,287      5,693,743     20,175,499     17,310,739
                                           ------------   ------------   ------------   ------------
      Total operating expenses               14,308,862     12,637,881     42,923,447     36,773,499
                                           ------------   ------------   ------------   ------------
      Income from operations                 33,393,093     34,447,510    114,118,252    106,709,475
OTHER INCOME (EXPENSE)
   Interest and dividend income               2,263,373      2,372,517      6,507,213      7,796,492
   Other                                      1,168,367      1,225,098      3,309,635        574,035
                                           ------------   ------------   ------------   ------------
      Total other income                      3,431,740      3,597,615      9,816,848      8,370,527
                                           ------------   ------------   ------------   ------------
      Income before provision
         for income taxes                    36,824,833     38,045,125    123,935,100    115,080,002
PROVISION FOR INCOME TAXES                   11,600,000     12,364,000     39,910,000     37,400,000
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 25,224,833   $ 25,681,125   $ 84,025,100   $ 77,680,002
                                           ============   ============   ============   ============
EARNINGS PER SHARE:
      Basic                                $       0.33   $       0.34   $       1.09   $       1.02
      Diluted                              $       0.32   $       0.33   $       1.07   $       1.01
Cash Dividends Declared per Share          $       0.17   $       0.15   $       0.47   $       0.15

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2004              2003
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  84,025,100     $  77,680,002
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                             16,976,090        15,977,561
         (Gain) loss on disposal of assets                               (863)           75,626
         (Gain) loss on sale of investments                        (2,367,909)          872,848
         Deferred income taxes                                        621,584           490,376
         Amortization of deferred compensation                      1,149,778           844,226
         Tax benefit of stock plan transactions                     2,693,941         5,993,320
         Change in operating assets and liabilities:
            Accounts receivable, net                               (4,653,136)      (27,445,645)
            Inventories                                            (7,112,650)       (2,599,478)
            Prepaid expenses and other                                411,208        (1,376,344)
            Accounts payable                                        3,932,843         5,305,620
            Accrued liabilities, excluding dividends declared        (983,396)        1,535,126
                                                                -------------     -------------
              Net cash provided by
                 operating activities                              94,692,590        77,353,238
                                                                -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                  (20,705,920)      (15,982,008)
   Proceeds from sale of plant and equipment                           44,500            72,000
  (Increase) decrease in investments                               34,461,644        78,356,378
   Increase in other assets                                          (809,321)         (552,725)
                                                                -------------     -------------
              Net cash provided by (used for)
                 investing activities                              12,990,903        61,893,645
                                                                -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                       12,332,859        13,818,575
   Cash dividends paid                                            (34,760,901)                0
   Repurchases of common stock                                              0       (10,246,810)
                                                                -------------     -------------
              Net cash provided by (used for)
                 financing activities                             (22,428,042)        3,571,765
                                                                -------------     -------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                85,255,451       142,818,648
CASH AND CASH EQUIVALNTS,
   beginning of period                                            322,662,971       168,834,111
                                                                -------------     -------------
CASH AND CASH EQUIVALENTS,
   end of period                                                $ 407,918,422     $ 311,652,759
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2004, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  September 30, 2004     December 31, 2003
                  ------------------     -----------------
Raw materials        $16,315,646            $ 11,041,622
Work-in-process        2,776,280               2,401,500
Finished goods         8,959,420               7,495,574
                     -----------            ------------
                     $28,051,346            $ 20,938,696
                     ===========            ============

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                 Quarter Ended September 30,     Nine Months Ended September 30,
                                 ----------------------------    -------------------------------
                                     2004            2003           2004                2003
                                     ----            ----           ----                ----
Numerators:
   Numerator for both basic and
       diluted EPS, net income    $25,224,833     $25,681,125    $84,025,100         $77,680,002
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                  77,243,550      76,348,527     77,059,166          76,106,950
   Potentially dilutive shares
      resulting from stock plans      974,411       1,220,334      1,314,345             960,198
                                  -----------     -----------    -----------         -----------
   Denominator for diluted EPS     78,217,961      77,568,861     78,373,511          77,067,148
                                  ===========     ===========    ===========         ===========
Shares related to stock plans
not included in diluted average
common shares outstanding
because their effect would be
antidilutive                        1,486,831         223,383        683,461             674,884

(5) At September 30, 2004, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, since options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                         Quarter Ended September 30,   Nine Months Ended September 30,
                                         ---------------------------   -------------------------------
                                             2004            2003          2004               2003
                                             ----            ----          ----               ----
Net income, as reported                  $25,224,833     $25,681,125   $ 84,025,100        $77,680,002
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method of all
  awards, net of tax effects              (4,058,943)     (2,717,304)   (10,676,152)        (7,731,314)
                                         -----------     -----------   ------------        -----------
Pro forma net income                     $21,165,890     $22,963,821   $ 73,348,948        $69,948,688
                                         ===========     ===========   ============        ===========
Earnings per share:
  Basic - as reported                    $       .33     $       .34   $       1.09        $      1.02
  Basic - pro forma                              .27             .30            .95                .92

  Diluted - as reported                          .32             .33           1.07               1.01
  Diluted - pro forma                            .27             .30            .94                .91

(6) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                  September 30, 2004     September  30, 2003
                  ------------------     -------------------
Quarter Ended        $ 23,098,757            $ 27,635,064
Nine Months Ended      82,850,918              89,260,627

(7) The increase in common stock during the quarter and nine months ended September 30, 2004, was attributable to the issuance of 198,005 and 611,189 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.15 per share cash dividend in the first two quarters of 2004 and a $0.17 per share cash dividend in the third quarter. The third quarter dividend of approximately $13,201,000, was declared on August 18, 2004, and is payable on October 21, 2004.

(8) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                             Quarter Ended September 30,   Nine Months Ended September 30,
                             ---------------------------   -------------------------------
                                 2004           2003            2004           2003
                                 ----           ----            ----           ----
Revenue:
  Automotive Products        $ 114,546,283  $107,020,164   $ 362,111,159   $ 328,091,167
  Fire Protection Products       5,910,424     5,858,790      17,319,373      17,013,683
                             -------------  ------------   -------------   -------------
  Total                      $ 120,456,707  $112,878,954   $ 379,430,532   $ 345,104,850
                             =============  ============   =============   =============
Operating Income:
  Automotive Products        $  32,160,066  $ 33,184,710   $ 110,651,518   $ 103,318,451
  Fire Protection Products       1,233,027     1,262,800       3,466,734       3,391,024
                             -------------  ------------   -------------   -------------
  Total                      $  33,393,093  $ 34,447,510   $ 114,118,252   $ 106,709,475
                             =============  ============   =============   =============

                       GENTEX CORPORATION AND SUBSIDIARIES

(9) On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that FASB Statement No. 123R, "Share-Based Payment," which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      RESULTS OF OPERATIONS:

      THIRD QUARTER 2004 VERSUS THIRD QUARTER 2003

      Net Sales. Net sales for the third quarter of 2004 increased by approximately $7,578,000, or 7%, when compared with the third quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $7,526,000, or 7%, in the third quarter of 2004, when compared to the third quarter last year, as auto-dimming mirror unit shipments increased by 11% from approximately 2,475,000 in the third quarter of 2003 to 2,756,000 in the current quarter. This increase reflected the increased penetration of interior auto-dimming mirrors on 2004 and 2005 model year vehicles during the third quarter of 2004. Unit shipments to customers in North America for the current quarter decreased by 1% compared with the third quarter of the prior year, primarily due to lower exterior mirror shipments as the result of end of the model year inventory adjustments by certain tier one exterior mirror suppliers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 26% compared with the third quarter in 2003, primarily due to increased interior mirror shipments to European and Asian-Pacific automakers as a result of increased penetration. Net sales of the Company's fire protection products increased 1% for the current quarter, primarily due to higher sales of certain of the Company's signaling products.

      Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58.3% in the third quarter of 2003 to 60.4% in the third quarter of 2004. This percentage increase primarily reflected annual customer price reductions and start-up costs related to the introduction of a number of new automated manufacturing processes during the quarter. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

      Operating Expenses. Engineering, research and development expenses for the quarter increased approximately $814,000, from 6.2% to 6.4% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $857,000, for the quarter, from 5.0% to 5.4% of net sales, when compared with the third quarter of 2003. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices.

      Total Other Income. Total other income for the quarter decreased by approximately $165,000 when compared with the third quarter of 2003, primarily due to reduced interest income due to a higher proportion of tax-exempt investments.

      Income Taxes. The Company's effective income tax rate decreased from 32.5% in the third quarter of 2003 to 31.5% in the third quarter of 2004, primarily due to higher tax-exempt investment income.

      NINE MONTHS ENDED SEPTEMBER 30, 2004, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003

      Net Sales. Net sales for the nine months ended September 30, 2004, increased by approximately $34,326,000, or 10%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $34,020,000, or 10%, as auto-dimming mirror unit shipments increased by 16% from approximately 7,544,000 in the first nine months of 2003 to 8,739,000 in the first nine months of 2004. This increase reflected the increased penetration on 2004 and 2005 model year vehicles for interior and exterior auto-dimming mirrors. Unit shipments to customers in North America increased by 5% for the first nine months of 2004 compared with the same period last year, primarily due to increased penetration among Asian transplants. Mirror unit shipments to automotive customers outside North America increased by 29% for the first nine months of 2004 compared with the first nine months in 2003, primarily due to increased interior and exterior mirror sub-assembly shipments to European and Asian-Pacific automakers as a result of increased penetration. Net sales of the Company's fire protection products increased 2% for the first nine months of 2004, primarily due to higher sales of certain of the Company's signaling products.

      Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased slightly from 58.4% to 58.6% in the first nine months of 2004, when compared to the same nine-month period in the prior year. This slight percentage increase primarily reflected annual customer price reductions, mostly offset by the higher sales level leveraged over the fixed overhead costs and product mix. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

      Operating Expenses. For nine months ended September 30, 2004, engineering, research and development expenses increased approximately $3,285,000, from 5.6% to 6.0% of net sales, when compared with the same period last year, primarily reflecting additional staffing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $2,865,000 for the first nine months of 2004, and increased from 5.0% to 5.3% of net sales when compared to the first nine months of 2003. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering office as well as the stronger euro exchange rate.

      Other Income - Net. Other income for the nine months ended September 30, 2004, increased by approximately $1,446,000 when compared with the first nine months of 2003, primarily due to realized gains on the sale of equity investments in the current year period, partially offset by reduced interest income due to lower interest rates.

      FINANCIAL CONDITION:

      Cash flow from operating activities for the nine months ended September 30, 2004, increased $17,340,000 to $94,693,000, compared to $77,353,000, for the same period last year, primarily due to lower growth in accounts receivable and increased net income. During the third quarter of 2003, the Company's largest customer extended its payment terms to its suppliers, which resulted in a one-time increase in accounts receivable. Capital expenditures for the nine months ended September 30, 2004, were $20,706,000, compared to $15,982,000 for the same period last year.

      The Company now expects that the construction of its fourth automotive manufacturing facility and a new corporate facility will be completed in early 2006. The completion date has been pushed back from the original date due to improved manufacturing capacity utilization. The Company plans to invest approximately $40-45 million for the new facilities during 2004-2006, which will be funded from its cash and cash equivalents on hand.

      Cash and cash equivalents as of September 30, 2004, increased approximately $85,255,000 compared to December 31, 2003. The increase was primarily due to cash flow from operations.

      Management considers the Company's working capital and long-term investments totaling approximately $638,362,000 as of September 30, 2004, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

      TRENDS AND DEVELOPMENTS:

      The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2004, there were no significant changes in the market risks reported in the Company's 2003 Form 10-K report.

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

ITEM 4. CONTROLS AND PROCEDURES

      As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

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

                                                     GENTEX CORPORATION

Date: November 2, 2004                               /s/ Fred T. Bauer
                                                     ---------------------------
                                                     Fred T. Bauer
                                                     Chairman and Chief
                                                     Executive Officer

Date: November 2, 2004                               /s/ Enoch C. Jen
                                                     ---------------------------
                                                     Enoch C. Jen
                                                     Vice President - Finance,
                                                     Principal Financial and
                                                     Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                                    PAGE
-----------                           -----------                                    ----
3(a)        Registrant's Restated Articles of Incorporation                           15

3(b) Registrant's Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant's Report on Form 10-Q dated
            May 5, 2003, and the same are hereby incorporated herein by reference.

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

*10(b)(2)   Specimen form of Grant Agreement for the Gentex Corporation
            Qualified Stock Option Plan (as amended and restated, effective
            February 26, 2004).                                                       20

*10(b)(3)   Gentex Corporation Second Restricted Stock Plan was filed as Exhibit
            10(b)(2) to Registrant's Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(4)   Specimen form of Grant Agreement for the Gentex Corporation
            Restricted Stock Plan.                                                    23

EXHIBIT NO.                           DESCRIPTION                                    PAGE
-----------                           -----------                                    ----

*10(b)(5)   Gentex Corporation 2002 Non-Employee Director Stock Option Plan
            (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to
            Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(6)   Specimen form of Grant Agreement for the Gentex Corporation 2002
            Non-Employee Director Stock Option Plan.                                  26

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

31.1        Certificate of the Chief Executive Officer of Gentex Corporation
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
            1350).                                                                    29

31.2        Certificate of the Chief Financial Officer of Gentex Corporation
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
            1350).                                                                    30

32          Certificate of the Chief Executive Officer and Chief Financial
            Officer of Gentex Corporation pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                               31

*Indicates a compensatory plan or arrangement.