Form 10-K
period 2004-12-31
GENTEX CORP
filed 2005-02-28
CIK 355811

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from__________________ to ______________________

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

      Title of each Class           Name of each exchange on which registered
            NONE                  ______________________________________________

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

         Yes [X]         No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
         Yes [X]         No: [ ]

As of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), 77,454,000 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $2,937,580,554 computed at the closing price on that date.

As of February 9, 2005, 77,880,036 shares of the registrant's common stock, par value $.06 per share, were outstanding.

Portions of the Company's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 36

     Statements in this Annual Report on Form 10-K which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact, such as availability and the impact of new products and technology (i.g., SmartBeam and LEDs) penetration of the automotive market, competition and foreign exchange rates, are forward-looking statements and involve risks and uncertainties described below under the headings "Business"
and "Management's Discussion and Analysis of Results of Operations and Financial
   Condition" that could cause actual results to differ materially from those projected. All forward-looking statements in this Annual Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

      During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of mid-sized, medium-priced vehicles. During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM (original equipment manufacturer) customers, Honda and Volvo, and began volume shipments of its proprietary microphone as part of DaimlerChrysler's "U-Connect(R)" telematics system.

      During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee. Also during 2004, the Company began making shipments of its auto-dimming mirrors to Peugeot, the Company's first automotive OEM customer in France.

      The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available free of charge through the Investor Information section of the Company's Internet website (http://www.gentex.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

      During 1991, the Company began shipping the first advanced-feature interior auto-dimming mirror, the auto-dimming headlamp control mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping an auto-dimming compass mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a new interior auto-dimming mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with its proprietary light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In 2000, the Company began shipping to General Motors interior auto-dimming mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology. OnStar is a registered trademark of OnStar Corporation.

      The Company shipped approximately 6,305,000 interior auto-dimming mirrors in 2002, approximately 7,132,000 in 2003, and approximately 8,363,000 in 2004.

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

      During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee.

During 2004, the growth in total mirror unit shipments resulted from increased penetration of light vehicles manufactured worldwide including the Ford Five Hundred, Freestar and Freestyle; Mercury Montego and Monterey; Chrysler 300 and PT Cruiser; Dodge Magnum, Infiniti QX56; Toyota Tacoma; BMW 6 Series and X3; Volvo V50; Hyundai Trajet and Tucson; Kia Carnival and Cerato; Peugeot 407; Toyota Century and Mark II; and various SEAT and Skoda vehicles. The Company's interior auto-dimming mirrors are standard equipment or factory-installed options on certain trim levels of the following 2005 vehicle models:

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE (NORTH
         AMERICAN MANUFACTURERS)

GM/Cadillac     Deville / DTS     DaimlerChrysler          300
                STS               / Chrysler               Pacifica
                CTS                                        PT Cruiser
                Escalade                                   Sebring
                SRX                                        Town & Country
GM/Buick        LeSabre           DaimlerChrysler /        Dakota
GM/Hummer       H2                     Dodge               Durango
GM/Pontiac      Bonneville                                 Caravan
GM/Chevrolet    Blazer                                     Magnum
                Malibu                                     Ram Pickup
                SSR               DaimlerChrysler /        Grand Cherokee
                Express                 Jeep               Liberty
                Silverado                                  Wrangler
                Suburban          DaimlerChrysler/         M Class
                Avalanche             Mercedes-Benz
                Tahoe             BMW                      X5
GM/GMC          Savana            Mazda                    6
                Sierra            Mitsubishi / Chrysler    Sebring
                Yukon             Mitsubishi / Dodge       Stratus Coupe
Ford            Crown Victoria    Nissan                   Altima
                Expedition                                 Armada
                Five Hundred                               Maxima
                Freestar                                   Quest
                Freestyle                                  Titan
                F Series          Nissan / Infiniti        QX56
                Taurus            Toyota                   Avalon
Ford/Lincoln    LS                                         Camry Solara
                Aviator                                    Camry
                Navigator                                  Corolla
                Town Car                                   Matrix
Ford/Mercury    Grand Marquis                              Sequoia
                Montego                                    Sienna
                Monterey                                   Tacoma
                Sable             Toyota/Lexus             RX330
                                  Volkswagen               Beetle
                                                           Jetta

        (MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Bentley                       Arnage             MG Rover                      75
                              Continental GT     Mazda                         RX-8
BMW                           7 Series           DaimlerChrysler  /            C Class
                              5 Series              Mercedes-Benz              CLK
                              6 Series                                         CLS
                              3 Series                                         E Class
                              X3                                               G Wagen
Daewoo/Ssangyong              Chairman                                         S Class
                              Korando                                          SL Class
                              Musso                                            SLK
                              Musso Sports       Mitsubishi                    Magna Verada
                              Rodius                                           NQZ Outlander
                              Istana             Nissan                        350Z
DaimlerChrysler / Chrysler    Voyager                                          Cima
DaimlerChrysler / Jeep        Grand Cherokee                                   Gloria
Fiat / Alfa Romeo             147                                              Maxima
                              156                                              Murano
                              166                Peugeot                       407
Fiat / Lancia                 Thesis             Porsche                       Cayenne
                              Lybra              Samsung                       SM5
Fiat (Brazil)                 Marea              Toyota / Lexus                IS300
                              Stilo                                            ES330
                              Palio                                            GS300
Ford                          Focus C-Max                                      GS430
                              Mondeo                                           LS430
Ford / Jaguar                 XK                                               RX330
                              XJ                                               SC300
                              S-Type                                           SC430
Ford / Land Rover             LR3                                              GX470
                              Range Rover                                      LX470
Ford / Volvo                  S40                Toyota                        Land Cruiser
                              V50                                              Camry
GM / Opel                     Corsa                                            Cygnus
                              Meriva                                           Celsior
                              Astra                                            Century
                              Zafira                                           Mark II
                              Vectra                                           Prius
                              Signum                                           RAV4
Honda / Acura                 TSX                                              Windom
Honda                         Inspire                                          Highlander
Hyundai                       Dynasty                                          4-Runner
                              Grandeur                                         Avensis
                              Sonata                                           Corolla
                              Santa Fe                                         Corolla Verso
                              Starex             Volkswagen                    Polo
                              Avante                                           Golf
                              Equus                                            Passat
                              Tuscani                                          Phaeton
                              Terracan                                         Jetta
                              Trajet                                           Touareg
                              Tucson                                           Touran
Hyundai / Kia Motors          Carnival                                         Transporter
                              Cerato             Volkswagen / Audi             A3
                              Sorento                                          A4
                              Optima                                           A6
                              Carens                                           A8
                              Opirus             Volkswagen / SEAT             Altea
                              Sportage                                         Cordoba
Nissan / Infiniti             Q45                                              Ibiza
                              FX35 / FX45                                      Leon
                              G35                                              Toledo
                              M45                Volkswagen / Skoda            Octavia
                                                                               Superb

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

      The Company shipped approximately 2,500,000 exterior auto-dimming mirror sub-assemblies during 2002, approximately 3,128,000 in 2003, and approximately 3,277,000 in 2004. During 2004, unit shipment growth primarily resulted from the increased penetration of light vehicles in Europe.

      The exterior auto-dimming mirror is standard equipment or a factory-installed option on certain trim levels of the following 2005 vehicle models:

TABLE 2. EXTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac                Deville / DTS                           DaimlerChrysler /         C Class
                           Escalade                                   Mercedes- Benz         CLK
                           SRX                                                               CLS
                           XLR                                                               E  Class
GM / Buick                 LeSabre                                                           G Wagen
GM / Chevrolet             Avalanche                                                         M Class
                           Blazer                                                            S Class
                           Corvette                                                          SL Class
                           Silverado                                                         SLK
                           SSR                                     Ford / Jaguar             XJ
                           Suburban                                                          XK
                           Tahoe                                                             S-Type
GM / GMC                   Sierra                                  Ford / Land Rover         Range Rover
                           Yukon                                   GM / Opel                 Vectra
GM / Hummer                H2                                      Maserati                  Quattroporte
Ford/Lincoln               Town Car                                Skoda                     Superb
DaimlerChrysler/           Pacifica                                Volkswagen                Golf
   Chrysler                300                                                               Sharan
                           Town & Country                          Nissan / Infiniti         Q45
DaimlerChrysler/Dodge      Caravan                                                           M45
                           Durango                                 Toyota / Lexus            RX330
DaimlerChrysler/Jeep       Grand Cherokee                          Mitsubishi                Magna / Verada
Volkswagen / Audi          A4                                      Nissan                    Cima
                           A6                                                                Maxima
                           A8                                      Rolls Royce               Phantom
BMW                        7 Series                                Daewoo / Ssangyong        Chairman
                           6 Series                                Toyota                    Avalon
                           5 Series                                                          Camry Solara
                           X5                                                                Sienna
Bentley                    Continental GT

      Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink(R) mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam(TM), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee. The Company has also received a purchase order from a European automaker for the 2006 calendar year. The Company has also developed a new ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.

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

      In 1999, the Company announced the development of the second generation of its LED technology, which represents the first time that white light for illumination purposes can be achieved using high intensity Orca(R) power LEDs on a cost-effective basis. LEDs as illuminators could have significant automotive and non-automotive lighting applications as they have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In the fourth quarter of 2001, the Company installed a new prototype microelectronics line to produce pilot production LED samples, as well as limited production quantities of Orca LEDs, and SmartBeam sensors. During 2002, the Company announced a high-feature EC mirror including BCW (binary, complementary white) Orca LEDs for the Chrysler Sebring Coupe.

      The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future as resources permit. Examples of possible applications of electrochromic technology include windows for both the automotive and architectural markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2004. However, we believe that a commercial product will require several years of additional engineering and intellectual property development work.

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

      During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Fiat, Jaguar, Land Rover, MG Rover, Mercedes-Benz, Opel, Peugeot, Rolls Royce, SEAT, Skoda, Volkswagen and Volvo in Europe.

      In 1991, the Company began shipping electrochromic mirror assemblies for Nissan Motor Co., Ltd. under a reciprocal distribution agreement with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh marketed the Company's automatic mirrors to certain Japanese automakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involved very limited technology transfer by the Company and did not include the Company's proprietary electrochromic gel formulation. The agreement was terminated by mutual agreement in 2001.

      During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. The Company is currently supplying mirrors for Daewoo/Ssangyong, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Samsung and Toyota in Asia.

      Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on "top of the line" or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort feature becomes more well-known and acceptance grows.

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

      Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 78% market share worldwide in 2004, which represents approximately a 1% increase compared to 2003. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly Mirror Systems) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.

      On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly.

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

      Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The fire protection and security industries have experienced a significant number of mergers and consolidations during the past few years. The Company markets its fire protection products throughout the United States through regional sales managers and manufacturer representative organizations.

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

TRADEMARKS AND PATENTS

      The Company owns 9 U.S. trademarks and 224 U.S. patents, 216 of which relate to electrochromic technology, automotive rearview mirrors and/or LED technology. These patents expire between 2007 and 2023. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is required for the success of any of the Company's products.

      The Company also owns 2 foreign trademarks and 56 foreign patents, 55 of which relate to automotive rearview mirrors. These patents expire at various times between 2005 and 2020. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

      The Company's remaining 8 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

      The Company also has in process 118 U.S. patent applications, 259 foreign patent applications, and 16 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

      The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's annual sales: General Motors Corporation, DaimlerChrysler AG, and Toyota Motor Corporation. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $132,966,000 and $126,980,000 at February 1, 2005, and 2004,
respectively.

      At February 1, 2005, the Company had 2,047 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

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

      In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth automotive mirror manufacturing facility which is currently scheduled to be completed in spring 2006. During 2003, the Company also announced plans for a new technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company plans to invest approximately $35 - 40 million for the new facilities, primarily during 2005 and 2006.

      The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility near Neckarsulm, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.

      The Company's three automotive mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 12 million mirror units annually, based on the current product mix. The Company's fourth automotive mirror manufacturing facility under construction will have the potential to increase building manufacturing capacity by 7-8 million mirror units annually.

ITEM 3. LEGAL PROCEEDINGS

      None that are significant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

NAME             AGE           POSITION                                    POSITION HELD SINCE
---------------  ---  ---------------------------------------------------  -------------------
Fred Bauer        62  Chief Executive Officer                              May 1986

Garth Deur        48  Executive Vice President                             September 2002

Dennis Alexejun   53  Vice President, North American Automotive Marketing  September 1998

John Carter       57  Vice President, Mechanical Engineering               June 1997

Enoch Jen         53  Vice President, Finance                              February 1991

      There are no family relationships among the officers listed in the preceding table.

      Except for the executive officer listed below, all other executive officers have held their current position with the Company for more than five years.

      Garth Deur has served as Executive Vice President of the Company since September 2002, as Senior Vice President of the Company since May 2001, and joined the Company as Vice President - Business Development and Planning in November 2000. Prior to joining the Company, Mr. Deur served as a Principal of Landmark Group, an investment management company, from March 1999 through November 2000. Prior to that time, Mr. Deur served as Vice President, Chrysler Business Operations, from March 1995 through March 1999, at the Automotive Interiors division of Johnson Controls, Inc. (formerly Prince Corporation, which was acquired by Johnson Controls in 1996).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

      The Company's common stock trades on The Nasdaq Stock Market(R). As of February 1, 2005, there were 2,421 record-holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

YEAR  QUARTER    HIGH     LOW
----  -------  -------  -------
2003  First    $ 32.68  $ 23.90

      Second     33.50    25.03

      Third      39.44    29.83

      Fourth     44.98    34.46

2004  First      47.08    39.36

      Second     46.91    34.33

      Third      39.80    32.00

      Fourth     37.86    30.19

      In August 2003, the Company announced a change in the Company's cash dividend policy and declared an initial cash dividend of $0.15 per share payable in October 2003. In August 2004, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.17 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend at its current level.

ITEM 6. SELECTED FINANCIAL DATA

                                      (in thousands, except per share data)
                            ------------------------------------------------------
                              2004       2003        2002        2001       2000
                            --------   --------   ----------   --------   --------
Net Sales                   $505,666   $469,019   $  395,258   $310,305   $297,421

Net Income                   112,657    106,761       85,771     65,217     70,544
                            --------   --------   ----------   --------   --------
Earnings Per Share              1.44       1.37         1.12       0.86       0.93
                            --------   --------   ----------   --------   --------
Cash Dividends Declared
  per Common Share          $   0.64   $   0.30   $        -   $      -   $      -
                            --------   --------   ----------   --------   --------
Total Assets                $856,859   $762,530   $  609,173   $506,823   $428,129
                            --------   --------   ----------   --------   --------
Long-Term Debt
  Outstanding at
  Year End                  $      -   $      -   $        -   $      -   $      -
                            --------   --------   ----------   --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. RESULTS OF OPERATIONS.

      The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                             Percentage of Net Sales  Percentage Change
                                             -----------------------  -----------------
                                             Year Ended December 31,      2003   2002
                                             -----------------------       to     to
                                              2004   2003    2002         2004   2003
                                             -----   -----   -----       -----   ----
Net Sales                                    100.0%  100.0%  100.0%        7.8%  18.7%
Cost of Goods Sold                            58.9    58.1    59.6         9.3   15.7
                                             -----   -----   -----       -----   ----
  Gross Profit                                41.1    41.9    40.4         5.7   23.1
Operating Expenses:
  Engineering, Research and Development        6.1     5.7     5.8        15.9   15.8
  Selling, General and Administrative          5.3     5.0     5.5        15.2    8.6
                                             -----   -----   -----       -----   ----
     Total Operating Expenses                 11.4    10.7    11.3        15.5   12.3
                                             -----   -----   -----       -----   ----
  Operating Income                            29.7    31.2    29.1         2.4   27.2
Other Income                                   3.1     2.5     3.0        35.2   (2.4)
                                             -----   -----   -----       -----   ----
  Income Before Provision for  Income Taxes   32.8    33.7    32.1         4.8   24.5
Provision for Income Taxes                    10.5    10.9    10.4         3.3   24.5
                                             -----   -----   -----       -----   ----
  Net Income                                  22.3%   22.8%   21.7%        5.5%  24.5%
                                             =====   =====   =====       =====   ====

RESULTS OF OPERATIONS: 2004 TO 2003

      Net Sales. Automotive net sales increased by 8% on a 13% increase in mirror shipments, from 10,260,000 to 11,640,000 units, primarily reflecting increased penetration on European vehicles for base interior auto-dimming mirrors. North American unit shipments increased by 3%, as growth in Asian transplant vehicle penetration was mostly offset by reduced shipments to General Motors, the Company's largest customer, as North American light vehicle production declined by 1% in 2004 compared to 2003. Overseas unit shipments increased by 26% during 2004 due to increased penetration, despite a 1% decline in Western Europe light vehicle production. During 2004, approximately 10% of the Company's net sales were invoiced and paid in European euros. Net sales of the Company's fire protection products decreased 1%, primarily due to the continuing weak commercial construction market in the United States.

      Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58% to 59%, primarily reflecting annual automotive customer price reductions and product mix, partially offset by improved productivity. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.

      Operating Expenses. Engineering, research and development expenses increased approximately $4,220,000, but remained at 6% of net sales, primarily due to additional staffing for new electronic product development, including SmartBeam and telematics. Selling, general and administrative expenses increased approximately $3,534,000, but remained at 5% of net sales, primarily reflecting the continued expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth, as well as the stronger euro exchange rate.

      Other Income - Net. Investment income increased $401,000 in 2004, primarily due to increased mutual fund distribution income, partially offset by lower interest rates due to shorter average maturities. Other income increased $3,677,000 in 2004, primarily due to realized gains on the sale of equity investments and customer-reimbursable projects.

      Taxes. The provision for federal income taxes varied from the statutory rate in 2004 primarily due to Extra Territorial Income (ETI) Exclusion Act exempted taxable income from increased foreign sales. The effective income tax rate decreased from 32.5% in the first half of 2004 to 31.5% in the second half of 2004, primarily due to the ETI tax benefit from increased foreign sales.

      Net Income. Net income increased by 6%, primarily reflecting the increased gross margin due to higher sales as well as the increase in other income in 2004.

RESULTS OF OPERATIONS: 2003 TO 2002

      Net Sales. Automotive net sales increased by 19% on a 17% increase in mirror shipments, from 8,806,000 to 10,260,000 units, primarily reflecting increased penetration on 2003 and 2004 model year vehicles for auto-dimming mirrors plus additional electronic content. North American unit shipments increased by 11%, while overseas unit shipments increased by 24% during 2003. Net sales of the Company's fire protection products increased 8%, primarily due to higher sales of the Company's signaling products.

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

      The Company's current ratio increased from 9.6 as of December 31, 2003, to
11.7 as of December 31, 2004, primarily as a result of the increase in cash and cash equivalents.

      Cash flow from operating activities for the year ended December 31, 2004, increased $14,785,000 to $131,368,000, compared to $116,583,000 for the same period last year, primarily due to increased net income. Capital expenditures for the year ended December 31, 2004, were $30,535,000, compared to $22,248,000 for the same period last year, primarily due to increased purchase of manufacturing equipment. The Company currently anticipates capital expenditures of approximately $45 - 50 million for new facilities and equipment during 2005, financed from existing cash reserves.

      Cash and cash equivalents as of December 31, 2004, increased approximately $72,875,748 compared to December 31, 2003. The increase was primarily due to cash flow from operations, partially offset by cash dividends paid.

      Inventories as of December 31, 2004, increased approximately $9,662,000 compared to December 31, 2003. The increase was primarily due to higher sales and production levels, increased purchase of overseas glass and electronic parts, and increased shipments through its distribution facility in Germany.

      The increase in deferred taxes as of December 31, 2004, compared to December 31, 2003, is primarily due to an increase in the unrealized gain on investments as of December 31, 2004 .

      Management considers the Company's working capital of approximately $541,753,000 and long-term investments of approximately $122,174,000 at December 31, 2004, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

      On October 8, 2002, the Company announced a share repurchase plan, under which the Company may purchase up to 4,000,000 shares based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors as the Company deems appropriate. During the first quarter of the year ended December 31, 2003, the Company repurchased 415,000 shares at a cost of approximately $10,247,000. There were no shares repurchased during 2004.

INFLATION, CHANGING PRICES AND OTHER

      In addition to price reductions over the life of its long-term agreements, the Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. Effective October 1, 2003, General Motors Corporation, the Company's largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract at any time for any or no reason, etc. The Company has taken written exception to these new contract clauses and terms by General Motors and Ford. The Company also continues to experience some pressure from raw material cost increases.

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

      The Company currently expects that auto-dimming mirror unit shipments will be flat to five percent higher in the first quarter of 2005 compared with the first quarter of 2004, and that mirror unit shipments will increase approximately ten percent for calendar 2005 compared with calendar 2004. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

      The Company has begun utilizing the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2005 are approximately 15.9 million units for North America, 20.5 million for Europe and 13.1 million for Japan and Korea. For the first quarter of 2005, CSM is forecasting light vehicle production of 4.0 million units in North America, 5.2 million units in Europe and 3.5 million units in Japan and Korea. There is no significant difference in the overall production numbers when comparing CSM's estimates to those of the Company's previous vendor for the service.

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

      Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2004, approximately 10% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 13-14% of the

Company's net sales in 2005 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

      The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at fair value (000,000), and average interest rates are as follows:

                                                           Total Balance
                                                  2008-   as of December 31,
                             2005    2006   2007  2009       2004    2003
                             -----   ----   ----  -----      -----   -----
U.S. Government
  Amount                     $65.2      -    -       -       $65.2   $64.9
  Average Interest Rate          2%     -            -           2%      2%
Municipal
  Amount                     $ 4.0      -    -       -       $ 4.0   $ 4.0
  Average Interest Rate*         2%     -            -           2%      2%
Certificates of Deposit
  Amount                     $25.8   $6.2    -       -       $32.0   $27.6
  Average Interest Rate          3%     3%   -       -           3%      4%
Corporate
  Amount                     $ 3.2      -    -    $0.3       $ 3.5   $21.1
  Average Interest Rate          7%     -            7%          7%      6%
Other
  Amount                     $ 1.1      -    -       -       $ 1.1   $ 1.5
  Average Interest Rate          3%                              3%      3%

*After-tax

      Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      The Company has the following contractual obligations and other commitments (000,000) as of December 31, 2004:

                         Total  Less than 1 Year  1-3 Years  After 3 Years
                         -----  ----------------  ---------  -------------
Long-term debt           $   -       $   -          $   -      $   -
Operating leases           1.4         0.7            0.5        0.2
Purchase obligations*     37.4        36.3            1.1          -
Dividends payable         13.2        13.2              -          -
                         -----       -----          -----      -----
                         $52.0       $50.2          $ 1.6      $ 0.2
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

      Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as amended. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from sale arrangements with multiple deliverables.

      Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.

      Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2004, to be temporary in nature.

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

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See "Market Risk Disclosure" in Management's Discussion and Analysis (Item
7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 21 through 35 following the signature page:

      Report of Independent Registered Public Accounting Firm

      Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Shareholders' Investment for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

                                                         Quarterly Results of Operations
                                                      (in thousands, except per share data)
                        ---------------------------------------------------------------------------------------------------
                                First                    Second                     Third                    Fourth
                          2004         2003         2004         2003         2004         2003         2004         2003
                        --------     --------     --------     --------     --------     --------     --------     --------
Net Sales               $129,328     $115,309     $129,646     $116,917     $120,457     $112,879     $126,236     $123,915

Gross Profit              54,884       48,116       54,455       48,282       47,702       47,085       50,704       53,018
Operating Income          40,696       36,382       40,029       35,880       33,393       34,448       35,948       39,866
Net Income                29,815       25,909       28,985       26,090       25,225       25,681       28,631       29,081
Earnings Per Share*     $    .38     $    .34     $    .37     $    .34     $    .32     $    .33     $    .37     $    .37

*Diluted

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

      As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B. OTHER INFORMATION.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company's fiscal year end, December 31, 2004 (the "Proxy Statement"), is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Board of Directors determinations concerning whether at least one member of the Audit Committee is an "audit committee financial expert" as that term is defined under Item 401 (h) of Regulation S-K appearing under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

      The Company has adopted a code of ethics that applies to its principal executive officer and senior financial officers. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464. The Company intends to satisfy the disclosure requirement under Item

10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company's website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11. EXECUTIVE COMPENSATION.

      The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement is hereby incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION.

      The information contained under the captions "Securities Ownership of Management" and "Equity Compensation Plan Information" contained in the definitive Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the caption "Certain Transactions" contained in the definitive Proxy Statement is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Information regarding principal accounting fees and services is set forth under the caption "Ratification of Appointment of Independent Auditors - Principal Accounting Fees and Services" in the definitive Proxy Statement is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company's independent auditors set forth under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   1.    Financial Statements. See Item 8.

            2. Financial Statements Schedules. None required or not applicable.

            3.    Exhibits. See Exhibit Index located on page 36.

      (b) During the three months ended December 31, 2004, one report on Form 8-K was filed on October 19, 2004, to disclose the Company's financial results for the third quarter ended September 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 18, 2005    GENTEX CORPORATION

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

                                 /s/ Enoch Jen
                                 --------------------------------------------
                                 Enoch Jen, Vice President-Finance and
                                 Principal Financial and Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of February, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

      Each Director of the Registrant whose signature appears below hereby appoints Enoch Jen and Garth Deur, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer                    Director
--------------------------
Fred Bauer

/s/ Gary Goode                    Director
--------------------------
Gary Goode

/s/ Kenneth La Grand              Director
--------------------------
Kenneth La Grand

/s/ Arlyn Lanting                 Director
--------------------------
Arlyn Lanting

/s/ John Mulder                   Director
--------------------------
John Mulder

/s/ Fred Sotok                    Director
--------------------------
Fred Sotok

                                  Director
Ted Thompson

/s/ Wallace Tsuha Director
--------------------------
Wallace Tsuha

/s/ Leo Weber                     Director
--------------------------
Leo Weber

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gentex Corporation:

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gentex Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Gentex Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Gentex Corporation and subsidiaries and our report dated February 9, 2005 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 9, 2005

                       GENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                                      2004               2003
                                                      ----               ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $   395,538,719    $   322,662,971
   Short-term investments                             99,341,541         70,943,685
   Accounts receivable                                56,092,330         58,955,823
   Inventories                                        30,600,789         20,938,696
   Prepaid expenses and other                         11,035,715         11,848,156
                                                 ---------------    ---------------

      Total current assets                           592,609,094        485,349,331

PLANT AND EQUIPMENT:
   Land, buildings and improvements                   56,434,237         49,232,072
   Machinery and equipment                           176,798,924        159,289,298
   Construction-in-process                            14,485,664         14,151,833
                                                 ---------------    ---------------
                                                     247,718,825        222,673,203

   Less-Accumulated depreciation
      and amortization                              (112,069,706)       (95,866,321)
                                                 ---------------    ---------------

                                                     135,649,119        126,806,882

OTHER ASSETS:
   Long-term investments                             122,174,030        145,615,934
   Patents and other assets, net                       6,427,185          4,757,619
                                                 ---------------    ---------------
                                                     128,601,215        150,373,553
                                                 ---------------    ---------------

                                                 $   856,859,428    $   762,529,766
                                                 ===============    ===============

                                                       2004              2003
                                                       ----              ----
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
    Accounts payable                             $    19,849,569    $    18,259,111
    Accrued liabilities:
         Salaries, wages and vacation                  3,433,657          3,657,546
         Income taxes                                    548,579          1,161,865
         Royalties                                     6,689,723          6,651,645
         Dividends declared                           13,237,348         11,556,122
         Other                                         7,097,382          9,194,191
                                                 ---------------    ---------------

               Total current liabilities              50,856,258         50,480,480

DEFERRED INCOME TAXES                                 22,723,198         18,405,955

SHAREHOLDERS' INVESTMENT:

     Preferred stock, no par value,
         5,000,000 shares authorized; none
         issued or outstanding                                 -                  -

     Common stock, par value $.06 per share;
          200,000,000 shares authorized                4,672,005          4,622,449
     Additional paid-in capital                      175,266,114        152,874,325
     Retained earnings                               591,546,326        528,358,825
     Deferred compensation                            (5,407,851)        (4,658,450)
     Accumulated other comprehensive income:
          Unrealized gain on investments              15,558,180         11,661,722
          Cumulative translation adjustment            1,645,198            784,460
                                                 ---------------    ---------------
              Total shareholders' investment         783,279,972        693,643,331
                                                 ---------------    ---------------

                                                 $   856,859,428    $   762,529,766
                                                 ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                     2004                 2003                 2002
                                                     ----                 ----                 ----
NET SALES                                       $   505,666,335     $   469,019,365      $   395,258,436

COST OF GOODS SOLD                                  297,920,747         272,518,466          235,611,182
                                                ---------------     ---------------      ---------------

      Gross profit                                  207,745,588         196,500,899          159,647,254

OPERATING EXPENSES:
      Engineering, research and development          30,833,627          26,613,770           22,973,027
      Selling, general and administrative            26,845,748          23,311,853           21,474,066
                                                ---------------     ---------------      ---------------

          Total operating expenses                   57,679,375          49,925,623           44,447,093
                                                ---------------     ---------------      ---------------

      Income from operations                        150,066,213         146,575,276          115,200,161

OTHER INCOME:
      Interest and dividend income                   10,642,129          10,241,276           11,756,849
      Other, net                                      5,024,176           1,347,643              115,781
                                                ---------------     ---------------      ---------------

          Total other income                         15,666,305          11,588,919           11,872,630
                                                ---------------     ---------------      ---------------

      Income before provision
        for income taxes                            165,732,518         158,164,195          127,072,791

PROVISION FOR INCOME TAXES                           53,076,000          51,403,000           41,301,500
                                                ---------------     ---------------      ---------------

NET INCOME                                      $   112,656,518     $   106,761,195      $    85,771,291
                                                ===============     ===============      ===============

EARNINGS PER SHARE:
      Basic                                     $          1.46     $          1.39      $          1.14
                                                ===============     ===============      ===============
      Diluted                                   $          1.44     $          1.37      $          1.12
                                                ===============     ===============      ===============

Cash Dividends Declared per Share               $          0.64     $          0.30      $          0.00

The accompanying notes are an integral part of these consolidated financial statements.

                       GETEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002


                                                          Common Stock        Common Stock   Additional Paid-In    Comprehensive
                                                             Shares              Amount            Capital         Income (Loss)
                                                        -----------------    -------------   ------------------    -------------
BALANCE AS OF DECEMBER 31, 2001                                75,171,951    $   4,510,317   $      105,327,971

Issuance of common stock and the tax benefit of stock
plan transactions                                               1,049,419           62,965           18,595,420
Amortization of deferred compensation                                   -                -                    -
Comprehensive income:
  Net income                                                            -                -                    -    $  85,771,291
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                -                    -          141,038
    Unrealized loss on investments, net of tax                          -                -                    -       (9,923,526)
                                                                                                                   -------------
      Other comprehensive loss                                          -                -                    -       (9,782,488)
                                                                                                                   -------------
        Comprehensive income                                            -                -                    -    $  75,988,803
                                                        -----------------    -------------    -----------------    -------------

BALANCE AS OF DECEMBER 31, 2002                                76,221,370        4,573,282          123,923,391

Issuance of common stock and the tax benefit of stock
plan transactions                                               1,234,446           74,067           29,631,534
Repurchases of common stock                                      (415,000)         (24,900)            (680,600)
Dividends declared ($.30 per share)                                     -                -                    -
Amortization of deferred compensation                                   -                -                    -
Comprehensive income:

  Net income                                                            -                -                    -    $ 106,761,195
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                -                    -          707,827
    Unrealized gain on investments, net of tax                          -                -                    -       17,753,174
                                                                                                                   -------------
      Other comprehensive income                                        -                -                    -       18,461,001
                                                                                                                   -------------
        Comprehensive income                                            -                -                    -    $ 125,222,196
                                                        -----------------    -------------    -----------------    -------------

BALANCE AS OF DECEMBER 31, 2003                                77,040,816        4,622,449          152,874,325

Issuance of common stock and the tax benefit of stock
plan transactions                                                 825,935           49,556           22,391,789
Dividends declared ($.64 per share)                                     -                -                    -
Amortization of deferred compensation                                   -                -                    -
Comprehensive income:

  Net income                                                            -                -                    -    $ 112,656,518
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                -                    -          860,738
    Unrealized gain on investments, net of tax                          -                -                    -        3,896,458
                                                                                                                   -------------
      Other comprehensive income                                        -                -                    -        4,757,196
                                                                                                                   -------------
        Comprehensive income                                            -                -                    -    $ 117,413,714
                                                        -----------------    -------------    -----------------    -------------

BALANCE AS OF DECEMBER 31, 2004                                77,866,751    $   4,672,005    $     175,266,114
                                                        =================    =============    =================    =============

                                                                                              Accumulated Other       Total
                                                                               Deferred         Comprehensive      Shareholders'
                                                        Retained Earnings    Compensation        Income (Loss)      Investment
                                                        -----------------    -------------    -----------------    -------------
BALANCE AS OF DECEMBER 31, 2001                         $     368,430,152      ($3,035,580)    $      3,767,669    $ 479,000,529

Issuance of common stock and the tax benefit of stock
plan transactions                                                       -       (1,090,222)                   -       17,568,163
Amortization of deferred compensation                                   -        1,082,867                    -        1,082,867
Comprehensive income:
  Net income                                                   85,771,291                -                    -       85,771,291
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                -                    -                -
    Unrealized loss on investments, net of tax                          -                -                    -                -
      Other comprehensive loss                                          -                -           (9,782,488)      (9,782,488)

        Comprehensive income                                            -                -                    -                -
                                                        -----------------    -------------    -----------------    -------------

BALANCE AS OF DECEMBER 31, 2002                               454,201,443       (3,042,935)          (6,014,819)     573,640,362

Issuance of common stock and the tax benefit of stock
plan transactions                                                       -       (2,733,723)                   -       26,971,878
Repurchases of common stock                                    (9,541,310)               -                    -      (10,246,810)
Dividends declared ($.30 per share)                           (23,062,503)               -                    -      (23,062,503)
Amortization of deferred compensation                                            1,118,208                    -        1,118,208
Comprehensive income:

  Net income                                                  106,761,195                -                    -      106,761,195
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                                     -                -
    Unrealized gain on investments, net of tax                          -                -                    -                -

      Other comprehensive income                                        -                            18,461,001       18,461,001
        Comprehensive income                                            -                -                    -                -
                                                        -----------------    -------------    -----------------    -------------

BALANCE AS OF DECEMBER 31, 2003                               528,358,825       (4,658,450)          12,446,182      693,643,331

Issuance of common stock and the tax benefit of stock
plan transactions                                                       -       (2,323,123)                   -       20,118,222
Dividends declared ($.64 per share)                           (49,469,017)               -                    -      (49,469,017)
Amortization of deferred compensation                                   -        1,573,722                    -        1,573,722
Comprehensive income:

  Net income                                                  112,656,518                -                    -      112,656,518
  Other comprehensive income (loss):
    Foreign currency translation adjustment, net of tax                 -                -                    -                -
    Unrealized gain on investments, net of tax                          -                -                    -                -
      Other comprehensive income                                        -                -            4,757,196        4,757,196
        Comprehensive income                                            -                -                    -                -
                                                        -----------------    -------------    -----------------    -------------
BALANCE AS OF DECEMBER 31, 2004                              $591,546,326      ($5,407,851)    $     17,203,378    $ 783,279,972
                                                        =================    =============    =================    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   2004                2003               2002
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $112,656,518       $106,761,195       $ 85,771,291
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                             21,740,832         20,426,207         18,631,600
        Loss on disposal of assets                                    88,679             75,626             11,180
        Gain on sale of investments                               (5,655,756)        (5,181,804)        (2,961,036)
        Loss on sale of investments                                2,351,347          6,228,566          5,361,194
        Deferred income taxes                                      2,403,593          1,951,787          3,701,475
        Amortization of deferred compensation                      1,573,722          1,118,208          1,082,867
        Tax benefit of stock plan transactions                     3,511,622          5,511,458          5,093,396
        Change in operating assets and liabilities:
          Accounts receivable                                      2,863,493        (23,065,443)        (3,895,441)
          Inventories                                             (9,662,093)        (3,196,687)        (3,336,659)
          Prepaid expenses and other                                 627,997         (3,910,441)         1,576,617
          Accounts payable                                         1,590,458          6,465,385          2,414,789
          Accrued liabilities                                     (2,721,956)         3,398,938          5,659,842
                                                                ------------       ------------       ------------
              Net cash provided by
                operating activities                             131,368,456        116,582,995        119,111,115
                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Activity in held-to-maturity securities:
     Sales proceeds                                                        -                  -                  -
     Maturities and calls                                                  -         57,571,539         64,322,716
     Purchases                                                             -       (122,262,019)       (93,072,612)
  Activity in available-for-sale securities:
     Sales proceeds                                               31,101,380        120,578,082         15,137,464
     Maturities and calls                                         78,792,849         91,489,195                  -
     Purchases                                                  (105,551,220)       (87,494,979)       (55,600,063)
  Plant and equipment additions                                  (30,535,174)       (22,248,009)       (32,560,646)
  Proceeds from sale of plant and equipment                           56,500             72,000            189,926
  Increase in other assets                                        (1,001,902)          (167,174)          (953,277)
                                                                ------------       ------------       ------------
             Net cash provided by (used for)
                investing activities                             (27,137,567)        37,538,635       (102,536,492)
                                                                ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from
     stock plan transactions                                      16,606,601         21,460,422         12,474,767
  Cash dividends paid                                            (47,961,742)       (11,506,382)                 -
  Repurchases of common stock                                              0        (10,246,810)                 -
                                                                ------------       ------------       ------------
             Net cash provided by (used for)
                financing activities                             (31,355,141)          (292,770)        12,474,767
                                                                ------------       ------------       ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                72,875,748        153,828,860         29,049,390

CASH AND CASH EQUIVALENTS,
  Beginning of year                                              322,662,971        168,834,111        139,784,721
                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS,
  End of year                                                   $395,538,719       $322,662,971       $168,834,111
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

Investments
At December 31, 2004, investment securities are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment. During 2003, in order to avoid the registration requirements of the Investment Company Act of 1940, the Company changed its intent to hold certain of its held-to-maturity investments and therefore reclassified investments in debt securities with a net carrying value of approximately $202,000,000 to available-for-sale. The unrealized gain on these securities, net of income taxes, was approximately $1,000,000 at the time of the reclassification and was recorded in accumulated other comprehensive income within shareholders' investment. Prior to 2003, these debt securities were carried at amortized cost.

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2004 and 2003:

                                                       Unrealized
                                            ---------------------------------
         2004                Cost              Gains               Losses           Market Value
-----------------------  -------------      -------------       -------------       -------------
U.S. Government          $  65,426,060      $           -       $    (188,580)      $  65,237,480
Municipal Bonds              4,039,922                 65              (1,663)          4,038,324
Certificates of Deposit     32,034,061                  -                   -          32,034,061
Corporate Bonds              3,403,497             80,466                   -           3,483,963
Other Fixed Income           1,054,716                  -                   -           1,054,716
Equity                      91,621,653         24,934,095            (888,721)        115,667,027
                         -------------      -------------       -------------       -------------
                         $ 197,579,909      $  25,014,626       $  (1,078,964)      $ 221,515,571
                         =============      =============       =============       =============

         2003                Cost              Gains               Losses           Market Value
-----------------------  -------------      -------------       -------------       -------------
U.S. Government          $  64,781,167      $     110,504       $        (651)      $  64,891,020
Municipal Bonds              4,005,355             16,096                   -           4,021,451
Certificates of Deposit     27,565,196                  -                   -          27,565,196
Corporate Bonds             20,628,265            454,547                   -          21,082,812
Other Fixed Income           1,509,322                  -                   -           1,509,322
Equity                      80,129,204         18,361,872          (1,001,258)         97,489,818
                         -------------      -------------       -------------       -------------
                         $ 198,618,509      $  18,943,019       $  (1,001,909)      $ 216,559,619
                         =============      =============       =============       =============

Unrealized losses on investments as of December 31, 2004, are as follows:

                         Aggregate Unrealized Losses        Aggregate Fair Value
Less than one year             $   789,814                      $75,270,467
Greater than one year              289,150                        2,196,218

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Management has reviewed the unrealized losses in the Company's fixed-income and equity securities as of December 31, 2004, and has determined that they are temporary in nature; accordingly, no losses have been recognized in income as of December 31, 2004.

     Fixedincome securities as of December 31, 2004, have contractual maturities as follows:

Due within one year                 $  99,463,300
Due between one and five years          6,494,956
Due over five years                             -
                                    -------------
                                    $ 105,958,256

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2004 and 2003.

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2004 and 2003:

                                2004                     2003
                           -------------           -------------
Raw materials              $  18,102,873           $  11,041,622
Work-in-process                3,894,864               2,401,500
Finished goods                 8,603,052               7,495,574
                           -------------           -------------
                           $  30,600,789           $  20,938,696
                           =============           =============

     Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2004 and 2003.

     Plant and Equipment

     Plantand equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.

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

     Patents

     The Company's policy is to capitalize costs incurred to obtain patents.
          The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,069,000 and $2,876,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, patents have a weighted average amortization life of 12 years. Patent amortization expense was approximately $193,000, $150,000 and $393,000, in 2004,
          2003 and 2002, respectively. For each of the next five years, patent amortization expense will approximate $208,000 annually.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Revenue Recognition

The Company's revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.

Advertising and Promotional Materials

All advertising and promotional costs are expensed as incurred and amounted to approximately $1,314,000, $886,000 and $904,000, in 2004, 2003 and 2002,
     respectively.

Repairs and Maintenance

Majorrenewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $5,171,000, $4,169,000 and $3,761,000, in 2004, 2003 and
     2002, respectively.

Self-Insurance

The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.

Product Warranty

The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2004 and 2003. The Company does not offer extended warranties on its products.

Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                       2004            2003              2002
                                                                  -------------    -------------      ------------
Numerators:
   Numerator for both basic and diluted EPS, net income           $ 112,656,518    $ 106,761,195      $ 85,771,291

Denominators:
  Denominator for basic EPS,
      weighted-average common shares outstanding                     77,160,671       76,584,876        75,515,271
  Potentially dilutive shares resulting from stock option plans       1,199,945        1,099,614         1,087,131
                                                                  -------------    -------------      ------------
  Denominator for diluted EPS                                        78,360,616       77,684,490        76,602,402
                                                                  =============    =============      ============

For the years ended December 31, 2004, 2003 and 2002, 756,391, 268,994 and
     645,859 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

                                                              Years Ended December 31,
                               -------------------------------------------------------------------------------------------
                                          2004                            2003                            2002
                               --------------------------     ---------------------------     ----------------------------
                                Pre-Tax         Tax Exp.         Pre-Tax        Tax Exp.         Pre-Tax        Tax Exp.
                                 Amount         (Credit)         Amount         (Credit)          Amount        (Credit)
                               -----------    -----------     ------------    -----------     -------------   ------------
Unrealized Gain (Loss)
  on Securities                $ 5,994,551    $ 2,098,093     $ 27,312,575    $ 9,559,401     $ (15,266,964)  $ (5,343,438)

Foreign Currency
  Translation Adjustments        1,324,212        463,474        1,088,965        381,138           216,982         75,944
                               -----------    -----------     ------------    -----------     -------------   ------------

Other Comprehensive
   Income (Loss)               $ 7,318,763    $ 2,561,567     $ 28,401,540    $ 9,940,539     $ (15,049,982)  $ (5,267,494)
                               ===========    ===========     ============    ===========     =============   ============

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

Stock-Based Compensation Plans

At December 31, 2004, the Company has two stock option plans and an employee stock purchase plan, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  2004             2003                2002
                                             -------------    -------------        ------------
Net income, as reported                      $ 112,656,518    $ 106,761,195        $ 85,771,291
Deduct: total stock-based employee
   compensation expense determined
   under fair value-based method for
   all awards, net of tax effects              (14,541,115)     (10,505,316)         (8,084,607)
                                             -------------    -------------        ------------
Pro forma net income                         $  98,115,403     $ 96,255,879         $77,686,684
                                             =============    =============        ============
Earnings per share:
   Basic - as reported                       $        1.46    $        1.39        $       1.14
   Basic - pro forma                                  1.27             1.26                1.03

   Diluted - as reported                     $        1.44    $        1.37        $       1.12
   Diluted - pro forma                                1.25             1.25                1.01

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

      Stock-Based Compensation Plans, continued

      The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.4, 2.9 and 2.9 percent; expected dividend yields, where applicable of 1.8, 1.6 and 0.0 percent; expected lives of 4, 4 and 4 years; expected volatility of 49, 52 and 53 percent.

      The fair value of each option grant in the Nonemployee Director Stock
         Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 4.9, 4.0 and 4.0 percent; expected dividend yields, where applicable of 1.7, 1.5 and 0.0 percent; expected lives of 9, 9 and 9 years; expected volatility of 49, 52 and 53 percent.

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

      New Accounting Standards

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, effective for public companies for interim or periods beginning after June 15, 2005. The Company intends to adopt FASB Statement No. 123(R) effective July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using either the modified prospective or retrospective method. The Company is currently evaluating the alternative methods of adoption.

      The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of Statement 123 as disclosed above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

      In January 2003, the Financial Accounting Standards Board (FASB) issued
         Interpretation No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprise of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation was effective for any variable interest entered into by the Company as of the end of the first quarter of 2004. The adoption of Interpretation No. 46 did not have any significant effect on the Company's consolidated financial statements.

(2)   LINE OF CREDIT

      The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2004 or 2003. No compensating balances are required under this line.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(3)   INCOME TAXES, continued

      The components of the provision for income taxes are as follows:

                                  2004         2003         2002
                              -----------  -----------   -----------
Currently payable:
   Federal                    $50,497,000  $48,976,000   $37,188,500
   State                          167,000      501,000       321,000
   Foreign                          8,000      (26,000)       91,000
                              -----------  -----------   -----------
 Total                         50,672,000   49,451,000    37,600,500
                              -----------  -----------   -----------
Net deferred:
 Primarily federal              2,404,000    1,952,000     3,701,000
                              -----------  -----------   -----------
Provision for income taxes    $53,076,000  $51,403,000   $41,301,500
                              ===========  ===========   ===========

      Thecurrently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $3,512,000, $5,511,000 and $5,093,000, in 2004, 2003 and 2002,
         respectively, and were recognized as an adjustment of additional paid-in capital.

      The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                        2004       2003        2002
                                                        ----       ----        ----
Statutory federal income tax rate                       35.0%      35.0%       35.0%
State income taxes, net of federal income tax benefit    0.1        0.3         0.2
Foreign source exempted income                          (2.8)      (2.5)       (2.4)
Tax-exempt investment income                            (0.2)      (0.2)       (0.2)
Other                                                   (0.1)      (0.1)       (0.1)
                                                        ----       ----        ----
Effective income tax rate                               32.0%      32.5%       32.5%
                                                        ====       ====        ====

      Thetax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2004 and 2003, are as follows:

                                                 2004                            2003
                                       -------------------------    --------------------------
                                         Current    Non-Current       Current     Non-Current
                                       ----------   ------------    ----------   -------------
Assets:
   Accruals not currently deductible   $2,669,471   $    182,403    $2,276,831   $     287,403
   Deferred compensation                        -      1,268,652             -         908,863
   Other                                1,414,883          5,209     1,952,073           5,410
                                       ----------   ------------    ----------   -------------
Total deferred income tax assets        4,084,354      1,456,264     4,228,904       1,201,676
Liabilities:
   Excess tax over book depreciation            -    (14,947,063)            -     (12,572,140)
   Patent costs                                 -       (854,916)            -        (756,102)
  Unrealized gain on investments                -     (8,377,483)            -      (6,279,389)
  Other                                  (654,481)             -      (614,587)              -
                                       ----------   ------------    ----------   -------------
Net deferred incomes taxes             $3,429,873   $(22,723,198)   $3,614,317   $ (18,405,955)
                                       ==========   ============    ==========   =============

      Income taxes paid in cash were approximately $48,556,000, $46,243,000 and $30,828,000, in 2004, 2003 and 2002, respectively.

(4)   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2004, 2003 and 2002, the Company's contributions were approximately $1,306,000, $1,110,000 and $955,000, respectively.

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

(6)   STOCK-BASED COMPENSATION PLANS

      In 2003, an Employee Stock Purchase Plan covering 1,600,000 shares expired, and a new Employee Stock Purchase Plan covering 600,000 shares was approved. The Company has sold to employees 55,904 shares, 47,905 shares and 44,009 shares under the plans in 2004, 2003 and 2002, respectively, and has sold a total of 87,421 shares under the new plan through December 31, 2004. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2004, 2003 and 2002, was approximately $32.56, $27.92 and $24.86, respectively.

      In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 9,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 1,373,267 shares (net of shares from canceled options) under the new Plan through December 31, 2004. Under the Plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after two to seven years.

      A summary of the status of the Company's employee stock option plan at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table and narrative below:


                                         2004                2003              2002
                                  ------------------  -----------------  ------------------
                                  Shares   Wtd. Avg.  Shares  Wtd. Avg.  Shares   Wtd. Avg.
                                   (000)   Ex. Price   (000)  Ex. Price  (000)    Ex. Price
                                  ------   ---------  ------  ---------  ------   ---------
Outstanding at Beginning of Year   4,551      $29     4,270     $25      4,144      $21
Granted                            1,432       38     1,299      34      1,132       29
Exercised                           (629)      23      (982)     20       (914)      13
Forfeited                            (61)      33       (36)     28        (92)      26
                                  ------      ---     -----    ----      -----     ----
Outstanding at End of Year         5,293       32     4,551      29      4,270       25
                                  ------      ---     -----    ----      -----     ----
Exercisable at End of Year         1,994      $28     1,595     $25      1,682      $22
Weighted Avg. Fair Value
     of Options Granted                       $14               $14                 $14

      Options Outstanding and Exercisable by Price Range As of December 31,
2004:

                                                                                Options Exercisable
                                                                          ------------------------------
                      Options   Outstanding
-----------------------------------------------------------------------      Shares    Weighted Average
   Range of      Shares Outstanding      Remaining     Weighted Average   Exercisable    Exercise
Exercise Prices        (000)         Contractual Life   Exercise Price      (000)          Price
---------------  ------------------  ----------------  ----------------   -----------  -----------------
  $ 1 - $25              659                2                 $22                519        $21
  $26 - $30            1,800                3                  27                963         27
  $31 - $35            1,057                4                  33                225         32
  $36 - $43            1,777                4                  39                287         38
                      ------            -----                 ---             ------       ----
Total                  5,293                3                 $32              1,994        $28

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(6) STOCK-BASED COMPENSATION PLANS, continued

    In 2002, a Nonemployee Director Stock Option Plan covering 2,000,000 shares expired, and a new Director Plan covering 500,000 shares of common stock was approved. The Company has granted options on 136,620 shares under the new Director Plan through December 31, 2004. Under the director plans, the option exercise price equals the stock's market price on date of grant. The Director Plan options vest after six months, and all expire after ten years.

    A summary of the status of the Director Plans at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table and narrative below:

                                               2004                      2003                       2002
                                        -------------------       -------------------        -------------------
                                        Shares    Wtd. Avg.       Shares    Wtd. Avg.        Shares    Wtd. Avg.
                                         (000)    Ex. Price        (000)    Ex. Price         (000)    Ex. Price
                                        ------    ---------       ------    ---------        ------    ---------
Outstanding at Beginning of Year          313        $18            424        $13             469        $ 10
Granted                                    48         36             53         32              35          32
Exercised                                (106)        10           (164)        10             (80)          3
Expired                                     -          -              -          -               -           -
                                         ----        ---           ----        ---             ---        ----
Outstanding at End of Year                255         25            313         18             424          13
                                         ----        ---           ----        ---             ---        ----
Exercisable at End of Year                255         25            310         18             424          13
Weighted Avg. Fair Value
  of Options Granted                                 $18                       $21                         $21

Options Outstanding and Exercisable by Price Range As of December 31, 2004:


                                                                                          Options Exercisable
                            Options  Outstanding                                     -------------------------------
-------------------------------------------------------------------------------        Shares       Weighted Average
   Range of          Shares Outstanding        Remaining       Weighted Average      Exercisable        Exercise
Exercise Prices            (000)           Contractual Life     Exercise Price          (000)             Price
---------------      ------------------    ----------------    ----------------      ------------   ----------------
   $ 1 - $30                115                   3                  $16                 115              $16
   $31 - $41                140                   8                   33                 140               33
                            ---                  --                  ---                 ---              ---
                            255                   6                  $25                 255              $25

    The Company has a Restricted Stock Plan covering 500,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2004, 2003 and 2002, 61,260, 78,100 and 37,900, shares, respectively, were granted with a restriction period of five years at market prices ranging from $34.74 to $42.20 in 2004, $25.64 to $43.00 in 2003 and $27.47 to $32.30 in 2002. The related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

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

                                                  2004                   2003                    2002
                                             ------------           ------------            ------------
Revenue:
    Automotive Products
       United States                         $230,075,562           $238,608,596            $203,691,964
       Germany                                 86,432,114             69,787,290              70,710,037
       Japan                                   54,336,447             53,004,947              44,797,340
       Other                                  112,306,599             84,913,322              55,050,622
    Fire Protection Products                   22,515,613             22,705,210              21,008,473
                                             ------------           ------------            ------------
    Total                                    $505,666,335           $469,019,365            $395,258,436
                                             ============           ============            ============

Income from Operations:
    Automotive Products                      $145,622,021           $142,001,646            $111,448,849
    Fire Protection Products                    4,444,192              4,573,630               3,751,312
                                             ------------           ------------            ------------
    Total                                    $150,066,213           $146,575,276            $115,200,161
                                             ============           ============            ============

Assets:
    Automotive Products                      $202,052,906           $184,208,278            $154,685,204
    Fire Protection Products                    4,252,818              4,768,620               4,035,944
    Other                                     650,553,704            573,552,868             450,451,519
                                             ------------           ------------            ------------
    Total                                    $856,859,428           $762,529,766            $609,172,667
                                             ============           ============            ============

Depreciation & Amortization:
    Automotive Products                       $19,323,047            $18,275,655             $16,930,161
    Fire Protection Products                      228,844                255,301                 260,823
    Other                                       2,188,941              1,895,251               1,440,616
                                             ------------           ------------            ------------
    Total                                     $21,740,832            $20,426,207             $18,631,600
                                             ============           ============            ============

Capital Expenditures:
    Automotive Products                       $29,233,220            $22,126,904             $19,236,000
    Fire Protection Products                      251,492                 98,705                 442,593
    Other                                       1,050,462                 22,400              12,882,053
                                             ------------           ------------            ------------
    Total                                     $30,535,174            $22,248,009             $32,560,646
                                             ============           ============            ============

    Other assets are principally cash, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

    Automotive Products revenues in the "Other" category are sales to U.S.
       automotive manufacturing plants in Canada and Mexico, as well as other foreign automotive customers. Nearly all non-U.S. sales are invoiced and paid in U.S. dollars. During 2004, approximately 10% of the Company's net sales were invoiced and paid in European euros.

    During the years presented, the Company had three automotive customers, which individually accounted for 10% or more of net sales as follows:

                              Customer
                 ----------------------------------
                 #1              #2             #3
                 --              --             --
2004             31%             13%            13%
2003             38%             13%            12%
2002             39%             15%            10%

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION                                              PAGE
-----------                  -----------                                              ----
3(a)(1)       Registrant's Restated Articles of Incorporation, adopted on
              August 20, 2004, were filed as Exhibit 3(a) to Registrant's
              Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

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

*10(b)(1)     Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in
              Registrant's Proxy Statement dated April 6, 2004, filed with the
              Commission on April 6, 2004, and the same is hereby incorporated herein by reference.

*10(b)(2)     Specimen form of Grant Agreement for the Gentex Corporation
              Qualified Stock Option Plan (as amended and restated, effective
              February 26, 2004), was filed as Exhibit 10(b)(2) to
              Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(3)     Gentex Corporation Second Restricted Stock Plan was filed as
              Exhibit 10(b)(3) to Registrant's Report on Form 10-Q dated April
              27, 2001, and the same is hereby incorporated herein by
              reference.

*10(b)(4)     Specimen form of Grant Agreement for the Gentex Corporation
              Restricted Stock Plan (as amended and restated, effective
              February 26, 2004), was filed as Exhibit 10(b)(4) to
              Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(5)     Gentex Corporation 2002 Nonemployee Director Stock Option Plan
              (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to
              Registrant's Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

*10(b)(6)     Specimen form of Grant Agreement for the Gentex Corporation 2002
              Non-Employee Director Stock Option Plan (as amended and
              restated, effective February 26, 2004), was filed as Exhibit
              10(b)(6) to Registrant's Report on Form 10-Q dated November 2,
              2004, and the same is hereby incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain offices was filed as
              Exhibit 10(c) to Registrant's Report on Form 10-Q dated October
              31, 2002, and the same is hereby incorporated herein by reference.

21            List of Company Subsidiaries                                             37

23(a)         Consent of Independent Registered Public Accounting Firm                 38

31.1          Certificate of the Chief Executive Officer of Gentex Corporation
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              (18 U.S.C. 1350).                                                        39

31.2          Certificate of the Chief Financial Officer of Gentex Corporation
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
              (18 U.S.C. 1350).                                                        40

32            Certificate of the Chief Executive Officer and Chief Financial
              Officer of Gentex Corporation pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).                     41

*Indicates a compensatory plan or arrangement.