Form 10-Q
period 2005-03-31
GENTEX CORP
filed 2005-05-04
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ___________ TO ______________

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

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                  Yes [ ]                    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
                Class                                 at April 21, 2005
    ------------------------------                   ------------------
    Common Stock, $0.06 Par Value                        77,979,374

                        Exhibit Index located at page 13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 2005            December 31, 2004
                                                                               (Unaudited)                  (Audited)
                                                                              --------------            -----------------
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                  $  426,349,856            $     395,538,719
   Short-term investments                                                         90,540,373                   99,341,541
   Accounts receivable, net                                                       63,378,429                   56,092,330
   Inventories                                                                    31,638,570                   30,600,789
   Prepaid expenses and other                                                     11,430,611                   11,035,715
                                                                              --------------            -----------------

      Total current assets                                                       623,337,839                  592,609,094

PLANT AND EQUIPMENT - NET                                                        140,775,607                  135,649,119

OTHER ASSETS
   Long-term investments                                                         119,613,550                  122,174,030
   Patents and other assets, net                                                   6,246,584                    6,427,185
                                                                              --------------            -----------------

      Total other assets                                                         125,860,134                  128,601,215
                                                                              --------------            -----------------

Total assets                                                                  $  889,973,580            $     856,859,428
                                                                              ==============            =================

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                           $   24,283,733            $      19,849,569
   Accrued liabilities                                                            47,496,290                   31,006,689
                                                                              --------------            -----------------

      Total current liabilities                                                   71,780,023                   50,856,258

DEFERRED INCOME TAXES                                                             21,119,113                   22,723,198

SHAREHOLDERS' INVESTMENT
   Common stock                                                                    9,357,524                    4,672,005
   Additional paid-in capital                                                    173,560,298                  175,266,114
   Retained earnings                                                             604,269,603                  591,546,326
   Other shareholders' investment                                                  9,887,019                   11,795,527
                                                                              --------------            -----------------

      Total shareholders' investment                                             797,074,444                  783,279,972
                                                                              --------------            -----------------

Total liabilities and shareholders' investment                                $  889,973,580            $     856,859,428
                                                                              ==============            =================

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                    2005                     2004
                                                                              --------------            -----------------
NET SALES                                                                     $  127,641,720            $     129,327,548

COST OF GOODS SOLD                                                                79,588,903                   74,443,276
                                                                              --------------            -----------------

      Gross profit                                                                48,052,817                   54,884,272

OPERATING EXPENSES:
   Engineering, research and development                                           7,977,385                    7,443,288
   Selling, general & administrative                                               6,839,831                    6,745,121
                                                                              --------------            -----------------

      Total operating expenses                                                    14,817,216                   14,188,409
                                                                              --------------            -----------------

      Operating income                                                            33,235,601                   40,695,863

OTHER INCOME:
   Interest and dividend income                                                    3,084,095                    2,152,959
   Other, net                                                                      1,539,274                    1,321,653
                                                                              --------------            -----------------

      Total other income                                                           4,623,369                    3,474,612
                                                                              --------------            -----------------

      Income before provision for income taxes                                    37,858,970                   44,170,475

PROVISION FOR INCOME TAXES                                                        11,926,000                   14,355,000
                                                                              --------------            -----------------

NET INCOME                                                                    $   25,932,970            $      29,815,475
                                                                              ==============            =================

EARNINGS PER SHARE:
      Basic                                                                   $         0.17            $            0.19
      Diluted                                                                 $         0.17            $            0.19

Cash Dividends Declared per Share                                                      0.085                        0.075

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For three months ended March 31,
                                                                                 --------------------------------
                                                                                     2005               2004
                                                                                 ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 25,932,970      $   29,815,475
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                              5,894,059           5,406,733
         (Gain) loss on disposal of assets                                            140,683               2,976
         (Gain) loss on sale of investments                                        (1,610,658)         (1,086,065)
         Deferred income taxes                                                       (709,339)          1,083,653
         Amortization of deferred compensation                                        446,193             361,501
         Tax benefit of stock plan transactions                                       167,671             874,413
         Change in operating assets and liabilities:
            Accounts receivable, net                                               (7,286,099)        (10,522,004)
            Inventories                                                            (1,037,781)         (1,398,150)
            Prepaid expenses and other                                               (153,647)            165,457
            Accounts payable                                                        4,434,164           1,777,746
            Accrued liabilities, excluding dividends declared                      16,517,256          15,483,221
                                                                                 ------------      --------------
              Net cash provided by operating activities                            42,735,472          41,964,956
                                                                                 ------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                  (11,128,956)         (6,319,287)
   Proceeds from sale of plant and equipment                                           21,000               2,500
  (Increase) decrease in investments                                                9,726,609          21,402,891
   Increase in other assets                                                            92,645            (170,521)
                                                                                 ------------      --------------
              Net cash provided by (used for) investing activities                 (1,288,702)         14,915,583
                                                                                 ------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock from stock plan transactions                             2,601,715           4,808,595
  Cash dividends paid                                                             (13,237,348)        (11,556,065)
  Repurchases of common stock                                                               0                   0
                                                                                 ------------      --------------
              Net cash provided by (used for) financing activities                (10,635,633)         (6,747,470)
                                                                                 ------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               30,811,137          50,133,069

CASH AND CASH EQUIVALENTS, beginning of period                                    395,538,719         322,662,971
                                                                                 ------------      --------------

CASH AND CASH EQUIVALENTS, end of period                                         $426,349,856      $  372,796,040
                                                                                 ============      ==============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2004 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2005, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                     March 31, 2005                  December 31, 2004
                                     --------------                  -----------------
Raw materials                        $   19,162,723                  $      18,102,873
Work-in-process                           3,814,658                          3,894,864
Finished goods                            8,661,189                          8,603,052
                                     --------------                  ------------------
                                     $   31,638,570                  $      30,600,789
                                     ==============                  =================

(4) All earnings per share amounts, weighted daily average of shares of common stock outstanding, common stock, and additional paid-in capital have been restated, to reflect the Company's announcement on April 1, 2005, of a two-for-one stock split effected in the form of a 100 percent common stock dividend for each outstanding share, to be issued to shareholders on May 6, 2005. The ex-dividend date will be May 9, 2005.

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                            Quarter Ended March 31,
                                         -------------------------------
                                             2005              2004
                                         ------------      -------------
Numerators:
   Numerator for both basic and
       diluted EPS, net income           $ 25,932,970      $  29,815,475

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                         155,215,506        153,704,754
   Potentially dilutive shares
      resulting from stock plans            1,498,114          3,169,380
                                         ------------      -------------

   Denominator for diluted EPS            156,713,620        156,874,134
                                         ============      =============

Shares related to stock plans not
 included in diluted average common
 shares outstanding because their
 effect would be antidilutive               4,339,912            670,740

(5) At March 31, 2005, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost is reflected in net income, since options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                            Quarter Ended March 31,
                                         -------------------------------
                                            2005               2004
                                         ------------      -------------
Net income, as reported                  $ 25,932,970      $  29,815,475
Deduct: Total stock-based employee
  compensation expense determined
  under fair value-based method of all
  awards, net of tax effects              (17,103,426)        (3,021,569)
                                         ------------      -------------

Pro forma net income                     $  8,829,544      $  26,793,906
                                         ============      =============

Earnings per share:
  Basic - as reported                    $        .17      $         .19
  Basic - pro forma                               .06                .17

  Diluted - as reported                           .17                 19
  Diluted - pro forma                             .06                .17

      On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 10, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the current quarter. In addition, the Company has also requested shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options. The objectives of these Company actions is primarily to avoid recognizing compensation expense associated with these options in future financial statements, under the Company's adoption of SFAS No. 123(R).

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                                March 31, 2005               March 31, 2004
                                --------------               --------------
Quarter Ended                   $   23,788,586               $   31,397,263

(8) The increase in common stock during the quarter ended March 31, 2005, was attributable to the issuance of 112,623 shares of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.17 per share cash dividend in the first quarter. The first quarter dividend of approximately $13,256,000, was declared on March 3, 2005, and was paid on April 21, 2005.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                     Quarter Ended March 31,
                                ---------------------------------
                                     2005                2004
                                -------------       -------------
Revenue:
  Automotive Products           $ 121,959,968       $ 123,731,693
  Fire Protection Products          5,681,752           5,595,855
                                -------------       -------------
  Total                         $ 127,641,720       $ 129,327,548
                                =============       =============

Operating Income:
  Automotive Products           $  31,976,839       $  39,587,492
  Fire Protection Products          1,258,762           1,108,371
                                -------------       -------------
  Total                         $  33,235,601       $  40,695,863
                                =============       =============

                       GENTEX CORPORATION AND SUBSIDIARIES

(10) On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123(R), "Share-Based Payment," which required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and was effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the U.S. Securities and Exchange Commission announced that companies will be allowed to implement SFAS No. 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until required (January 1, 2006). Proforma quarterly earnings and certain Company actions taken in response to SFAS No. 123(R) are disclosed in Note 5 of this quarterly statement.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS:

         FIRST QUARTER 2005 VERSUS FIRST QUARTER 2004

         Net Sales. Net sales for the first quarter of 2005 decreased by approximately $1,686,000, or 1%, when compared with the first quarter last year. Net sales of the Company's automotive auto-dimming mirrors decreased by approximately $1,772,000, or 1%, in the first quarter of 2005, when compared to the first quarter last year, primarily due to price reductions granted to automakers and a shift in mirror product mix, despite a 2% increase in auto-dimming mirror unit shipments from approximately 2,982,000 in the first quarter of 2004 to 3,030,000 in the current quarter. This unit increase reflected the increased penetration of interior auto-dimming mirrors on 2005 model year vehicles during the first quarter of 2005. Unit shipments to customers in North America for the current quarter decreased by 4% compared with the first quarter of the prior year, primarily due to lower light vehicle production levels at certain North-American-based automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 7% compared with the first quarter in 2004, primarily due to increased mirror shipments to European automakers as a result of increased penetration. Net sales of the Company's fire protection products increased 2% for the current quarter, despite a weak commercial construction market.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 57.6% in the first quarter of 2004 to 62.4% in the first quarter of 2005. This percentage increase primarily reflected automotive customer price reductions, higher fixed overhead expenses and manufacturing inefficiencies due to unscheduled customer plant shutdowns. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

         Operating Expenses. Engineering, research and development expenses for the current quarter increased approximately $534,000, from 5.8% to 6.2% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $95,000, for the current quarter, from 5.2% to 5.4% of net sales, when compared with the first quarter of 2004. This increased expense primarily reflected the continued expansion of the Company's overseas sales and engineering offices, partially offset by a reduction in state taxes.

         Total Other Income. Total other income for the current quarter increased by approximately $1,149,000 when compared with the first quarter of 2004, primarily from increased interest income due to higher interest rates and realized gains on the sale of equity investments.

         Income Taxes. The Company's effective income tax rate decreased from 32.5% in the first quarter of 2004 to 31.5% in the first quarter of 2005, primarily due to a higher tax benefit from increased overseas sales.

         FINANCIAL CONDITION:

         Cash flow from operating activities for the three months ended March 31, 2005, increased $771,000 to $42,735,000, compared to $41,965,000, for the same period last year, primarily due to lower growth in accounts receivable, partially offset by decreased net income. Capital expenditures for the three months ended March 31, 2005, increased to $11,129,000, compared to $6,319,000 for the same period last year, primarily due to new facility construction.

         The Company currently expects that the construction of its fourth automotive manufacturing facility and a new technical center will be completed in spring 2006. The Company plans to invest approximately $35-40 million for the new facilities during 2004-2006, which will be funded from its cash and cash equivalents on hand.

         Cash and cash equivalents as of March 31, 2005, increased approximately $30,811,000 compared to December 31, 2004. The increase was primarily due to cash flow from operations, less dividends paid.

         Accrued liabilities as of March 31, 2005, increased $16,490,000, compared to December 31, 2004. The increase was primarily due to the timing of estimated federal income tax payments.

         Management considers the Company's working capital and long-term investments totaling approximately $671,171,000 as of March 31, 2005, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

         TRENDS AND DEVELOPMENTS:

         During the first quarter of 2005, the Company negotiated an extension to its long-term agreement with General Motors in the ordinary course of the Company's business. Under the extension, Gentex will be sourced all of the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, and includes all but two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business also includes the GMT360 program, which is the mid-size truck/SUV platform that currently does not offer auto-dimming mirrors. The new GM programs will be transferred to Gentex by no later than the 2007 model year. We currently estimate that this new business represents incremental auto-dimming mirror units in the range of 500,000 on an annualized basis. The Company also negotiated a price reduction for the GM OnStar feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's plan to make their OnStar system standard across their vehicle models over the next several years.

         The Company currently expects that auto-dimming mirror unit shipments will be 5-10% higher in the second quarter of 2005 compared with the second quarter of 2004, and that mirror unit shipments will increase approximately 10% for calendar 2005 compared with calendar 2004. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

         The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2005 are approximately 15.8 million units for North America, 20.5 million for Europe and 13.1 million for Japan and Korea.

         The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended March 31, 2005, there were no significant changes in the market risks reported in the Company's 2004 Form 10-K report.

         The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

         The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience some pressure for select raw material cost increases.

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

         On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 10, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the current quarter. In addition, the Company has also requested shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options. The objectives of these Company actions is primarily to avoid recognizing compensation expense associated with these options in future financial statements, under the Company's adoption of SFAS No. 123(R).

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2005, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

         Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are global automotive industry, the economy and the Company itself, and involve risks and uncertainties described under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Trends and Developments." Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do no guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in international markets, the pace of automotive production worldwide, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of newly introduced products (e.g. SmartBeam), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II.    OTHER INFORMATION

            Item 6. Exhibits

                  (a) See Exhibit Index on Page 13.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION

Date: May 3, 2005                       /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer

Date: May 3, 2005                       /s/ Enoch C. Jen
                                        ----------------------------------------
                                        Enoch C. Jen
                                        Vice President - Finance,
                                        Principal Financial and
                                        Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                             DESCRIPTION                                               PAGE
-----------   -----------------------------------------------------------------------------------------------     ----
3(a)          Registrant's Restated Articles of Incorporation, adopted on August 20, 2004, were filed as
              Exhibit 3(a) to Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

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

10(a)(1)      A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1
              (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

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

*10(b)(4)     Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as
              Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                                             DESCRIPTION                                               PAGE
-----------   -----------------------------------------------------------------------------------------------     ----
*10(b)(5)     Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(6)     Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock
              Option Plan, was filed as Exhibit 10(b)(6) to Registrant's Report on Form 10-Q dated November 2,
              2004, and the same is hereby incorporated herein by reference.

10(e)         The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain officers was filed as Exhibit 10 (e) to Registrant's Report on Form 10-Q dated October
              31, 2002, and the same is incorporated herein by reference.

31.1          Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                         15

31.2          Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                         16

32            Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                           17

*Indicates a compensatory plan or arrangement.