Form 10-Q
period 2005-06-30
GENTEX CORP
filed 2005-08-02
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________

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

          Yes [ ]                           No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding
                  Class                              at July 21, 2005
     -----------------------------                  ------------------
     Common Stock, $0.06 Par Value                      156,509,639

                        Exhibit Index located at page 14
                                  Page 1 of 20

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30, 2005     December 31, 2004
                                                              (Unaudited)          (Audited)
                                                             -------------     -----------------
                          ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $412,292,208         $395,538,719
   Short-term investments                                      99,519,867           99,341,541
   Accounts receivable, net                                    61,980,173           56,092,330
   Inventories                                                 34,502,225           30,600,789
   Prepaid expenses and other                                  10,740,635           11,035,715
                                                             ------------         ------------

      Total current assets                                    619,035,108          592,609,094

PLANT AND EQUIPMENT - NET                                     152,505,201          135,649,119

OTHER ASSETS
   Long-term investments                                      128,190,785          122,174,030
   Patents and other assets, net                                6,550,092            6,427,185
                                                             ------------         ------------

      Total other assets                                      134,740,877          128,601,215
                                                             ------------         ------------

Total assets                                                 $906,281,186         $856,859,428
                                                             ============         ============

          LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                          $ 31,524,221         $ 19,849,569
   Accrued liabilities                                         36,578,353           31,006,689
                                                             ------------         ------------

      Total current liabilities                                68,102,574           50,856,258

DEFERRED INCOME TAXES                                          21,020,714           22,723,198

SHAREHOLDERS' INVESTMENT
   Common stock                                                 9,390,578            4,672,005
   Additional paid-in capital                                 180,709,966          175,266,114
   Retained earnings                                          617,052,803          591,546,326
   Other shareholders' investment                              10,004,551           11,795,527
                                                             ------------         ------------

      Total shareholders' investment                          817,157,898          783,279,972
                                                             ------------         ------------

Total liabilities and shareholders' investment               $906,281,186         $856,859,428
                                                             ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                            -----------------------------     -----------------------------
                                                2005             2004             2005             2004
                                            ------------     ------------     ------------     ------------
NET SALES                                   $132,384,445     $129,646,277     $260,026,165     $258,973,825

COST OF GOODS SOLD                            82,818,876       75,190,805      162,407,779      149,634,081
                                            ------------     ------------     ------------     ------------

      Gross profit                            49,565,569       54,455,472       97,618,386      109,339,744

OPERATING EXPENSES:
   Engineering, research and development       8,798,430        7,546,085       16,775,815       14,989,373

   Selling, general & administrative           7,011,298        6,880,091       13,851,129       13,625,212
                                            ------------     ------------     ------------     ------------

      Total operating expenses                15,809,728       14,426,176       30,626,944       28,614,585
                                            ------------     ------------     ------------     ------------

      Income from operations                  33,755,841       40,029,296       66,991,442       80,725,159

OTHER INCOME:
   Interest and dividend income                4,038,564        2,090,881        7,122,659        4,243,840
   Other, net                                    221,645          819,615        1,760,919        2,141,268
                                            ------------     ------------     ------------     ------------

      Total other income                       4,260,209        2,910,496        8,883,578        6,385,108
                                            ------------     ------------     ------------     ------------

      Income before provision for income
        taxes                                 38,016,050       42,939,792       75,875,020       87,110,267

PROVISION FOR INCOME TAXES                    11,975,000       13,955,000       23,901,000       28,310,000
                                            ------------     ------------     ------------     ------------

NET INCOME                                  $ 26,041,050     $ 28,984,792     $ 51,974,020     $ 58,800,267
                                            ============     ============     ============     ============

EARNINGS PER SHARE:
      Basic                                 $       0.17     $       0.19     $       0.33     $       0.38
      Diluted                               $       0.17     $       0.18     $       0.33     $       0.37

Cash Dividends Declared per Share           $      0.085     $      0.075     $       0.17     $       0.15

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For six months ended June 30,
                                                                 --------------------------------
                                                                      2005              2004
                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  51,974,020     $  58,800,267
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                              11,803,513        10,779,518
         (Gain) loss on disposal of assets                             154,501               976
         (Gain) loss on sale of investments                         (2,084,277)       (1,615,437)
         Deferred income taxes                                        (767,301)          361,486
         Amortization of deferred compensation                         876,714           751,363
         Tax benefit of stock plan transactions                      1,142,827         1,979,177
         Change in operating assets and liabilities:
            Accounts receivable, net                                (5,887,843)       (2,248,880)
            Inventories                                             (3,901,436)       (3,471,301)
            Prepaid expenses and other                                  96,934           (62,744)
            Accounts payable                                        11,674,652         2,864,467
            Accrued liabilities, excluding dividends declared        5,597,963         3,458,824
                                                                 -------------     -------------
                Net cash provided by operating activities           70,680,267        71,597,716
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                   (28,728,691)      (14,174,704)
   Proceeds from sale of plant and equipment                            24,400             4,500
  (Increase) decrease in investments                                (6,216,622)       24,389,331
   Increase in other assets                                           (915,916)         (466,870)
                                                                 -------------     -------------
                Net cash provided by (used for) investing
                  activities                                       (35,836,829)        9,752,257
                                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
     stock plan transactions                                         8,403,893         8,996,964
   Cash dividends paid                                             (26,493,842)      (23,142,801)
   Repurchases of common stock                                               0                 0
                                                                 -------------     -------------
                Net cash provided by (used for) financing
                  activities                                       (18,089,949)      (14,145,837)
                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                16,753,489        67,204,136

CASH AND CASH EQUIVALENTS,
   beginning of period                                             395,538,719       322,662,971
                                                                 -------------     -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                 $ 412,292,208     $ 389,867,107
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2005, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  June 30, 2005   December 31, 2004
                  -------------   -----------------
Raw materials      $20,140,128       $18,102,873
Work-in-process      4,501,907         3,894,864
Finished goods       9,860,190         8,603,052
                   -----------       -----------
                   $34,502,225       $30,600,789
                   ===========       ===========

(4) All earnings per share amounts, weighted daily average of shares of common stock outstanding, common stock, and additional paid-in capital have been restated, to reflect the Company's announcement on April 1, 2005, of a two-for-one stock split effected in the form of a 100 percent common stock dividend for each outstanding share, issued to shareholders on May 6, 2005. The ex-dividend date was May 9, 2005.

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                          Quarter Ended June 30,          Six Months Ended June 30,
                                      -----------------------------     -----------------------------
                                          2005             2004             2005             2004
                                      ------------     ------------     ------------     ------------
Numerators:
   Numerator for both basic and
       diluted EPS, net income        $ 26,041,050     $ 28,984,792     $ 51,974,020     $ 58,800,267

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                      155,568,960      154,123,884      155,396,365      153,921,294
   Potentially dilutive shares
      resulting from stock plans         1,640,842        2,707,974        1,566,070        2,942,802
                                      ------------     ------------     ------------     ------------

   Denominator for diluted EPS         157,209,802      156,831,858      156,962,435      156,864,096
                                      ============     ============     ============     ============

Shares related to stock plans not
included in diluted average common
shares outstanding because their
effect would be antidilutive             3,357,767        1,374,792        4,132,273        1,041,316

(6) At June 30, 2005, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost due to these plans is reflected in net income, since options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                                Quarter Ended June 30,               Six Months Ended June 30,
                                          ----------------------------------    ----------------------------------
                                               2005               2004               2005               2004
                                          ---------------    ---------------    ---------------    ---------------
Net income, as reported                   $   26,041,050     $   28,984,792     $   51,974,020     $   58,800,267
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value-based method of all
  awards, net of tax effects                    (913,649)        (3,651,668)       (18,017,075)        (6,658,147)
                                          --------------     --------------     --------------     --------------

Pro forma net income                      $   25,127,401     $   25,333,124     $   33,956,945     $   52,142,120
                                          ==============     ==============     ==============     ==============

Earnings per share:
  Basic - as reported                     $          .17     $          .19     $          .33     $          .38
  Basic - pro forma                                  .16                .16                .22                .34

  Diluted - as reported                              .17                 18                .33                .37
  Diluted - pro forma                                .16                .16                .22                .33

      On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 10, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter. The objective of this Company action is primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R). In addition, the Company has also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                    June 30, 2005   June 30, 2004
                    -------------   -------------
Quarter Ended        $26,133,449     $28,354,898
Six Months Ended     $49,922,035     $59,752,161

(8) The increase in common stock during the quarter and six months ended June 30, 2005, was attributable to the issuance of 550,891 and 776,137 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.085 per share cash dividend in the first and second quarters. The second quarter dividend of approximately $13,303,000, was declared on May 17, 2005, and was paid on July 22, 2005.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                    Quarter Ended June 30,           Six Months Ended June 30,
                                 -----------------------------     -----------------------------
                                     2005             2004             2005             2004
                                 ------------     ------------     ------------     ------------
Revenue:
     Automotive Products         $126,124,967     $123,833,183     $248,084,935     $247,564,876
     Fire Protection Products       6,259,478        5,813,094       11,941,230       11,408,949
                                 ------------     ------------     ------------     ------------
     Total                       $132,384,445     $129,646,277     $260,026,165     $258,973,825
                                 ============     ============     ============     ============

Operating Income:
     Automotive Products         $ 32,359,395     $ 38,903,960     $ 64,336,234     $ 78,491,452
     Fire Protection Products       1,396,446        1,125,336        2,655,208        2,233,707
                                 ------------     ------------     ------------     ------------
     Total                       $ 33,755,841     $ 40,029,296     $ 66,991,442     $ 80,725,159
                                 ============     ============     ============     ============

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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS:

        SECOND QUARTER 2005 VERSUS SECOND QUARTER 2004

        Net Sales. Net sales for the second quarter of 2005 increased by approximately $2,738,000, or 2%, when compared with the second quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $2,292,000, or 2%, in the second quarter of 2005, when compared with the second quarter last year, primarily due to a 3% increase in auto-dimming mirror unit shipments from approximately 3,001,000 in the second quarter of 2004 to 3,095,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior auto-dimming mirrors on 2005 model year vehicles during the second quarter of 2005. Unit shipments to customers in North America for the current quarter increased by 1% compared with the second quarter of the prior year, primarily due to higher unit shipments to transplants, partially offset by lower light vehicle production levels at certain North-American-based automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 5% compared with the second quarter in 2004, primarily due to increased penetration. Net sales of the Company's fire protection products increased 8% for the current quarter, primarily due to stronger sales of certain fire alarms and signal products.

        Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58% in the second quarter of 2004 to 63% in the second quarter of 2005. This percentage increase primarily reflected automotive customer price reductions, higher fixed overhead expenses and lower mirror unit shipment growth resulting in reduced capacity utilization. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

        Operating Expenses. Engineering, research and development expenses for the current quarter increased approximately $1,252,000, from 6% to 7% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $131,000, for the current quarter, but remained at 5% of net sales, when compared with the second quarter of 2004. This increased expense primarily reflected the continued expansion of the Company's overseas sales offices, partially offset by a reduction in state taxes.

        Total Other Income. Total other income for the current quarter increased by approximately $1,350,000 when compared with the second quarter of 2004, primarily due to increased interest income due to higher interest rates, partially offset by lower miscellaneous other income.

        Income Taxes. The Company's effective income tax rate decreased from 32.5% in the second quarter of 2004 to 31.5% in the second quarter of 2005, primarily due to increased tax-exempt investment income.

        SIX MONTHS ENDED JUNE 30, 2005, VERSUS SIX MONTHS ENDED JUNE 30, 2004

           Net Sales. Net sales for the six months ended June 30, 2005, increased by $1,052,000, or 0.4%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by $520,000, or 0.2%, as auto-dimming mirror unit shipments increased by 2% from approximately 5,983,000 in the first six months of 2004 to 6,125,000 units in the first six months of 2005. This increase primarily reflected the increased penetration of interior auto-dimming mirrors on 2005 model year vehicles. Unit shipments to customers in North America decreased by 2%, as a result of reduced shipments to domestic automakers due to their lower production levels that were partially offset by increased unit shipments to transplants. Mirror shipments to automotive customers outside North America increased by 6%, primarily due to increased penetration of auto-dimming mirrors on 2005 model year vehicles. Net sales of the Company's fire protection products increased 5% in the first six months of 2005 versus the first six months of 2004, primarily due to stronger sales of certain fire alarm and signal products.

           Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 58% in the six months ended June 30, 2004, to 62% in the six months ended June 30, 2005, primarily reflecting automotive customer price reductions, higher fixed overhead expenses, and lower mirror unit shipment growth resulting in reduced capacity utilization. Each factor is estimated to have impacted cost of goods sold by approximately 1-2 percentage points.

           Operating Expenses. For the six months ended June 30, 2005, engineering, research and development expenses increased approximately $1,786,000, but remained at 6% of net sales, when compared to the same period last year, primarily due to additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $226,000 for the six months ended June 30, 2005, but remained at 5% of net sales, when compared to the same period last year, primarily reflecting the continued expansion of the Company's overseas sales offices, partially offset by a reduction in state taxes.

           Other Income - Net. Other income for the six months ended June 30, 2005, increased $2,498,000 when compared to the same period last year, primarily due to increased interest income, partially offset by lower miscellaneous other income.

           Taxes. The Company's effective income tax rate decreased from 32.5% in the six months ended June 30, 2004, to 31.5% in the six months ended June 30, 2005, primarily due to increased tax-exempt investment income.

        FINANCIAL CONDITION:

        Cash flow from operating activities for the six months ended June 30, 2005, decreased to $70,680,000, compared to $71,598,000, for the same period last year, primarily due to lower net income. Capital expenditures for the six months ended June 30, 2005, increased to $28,729,000, compared to $14,175,000 for the same period last year, primarily due to new facility construction.

        The Company currently expects that the construction of its fourth automotive manufacturing facility and a new technical center will be completed in the spring of 2006. The Company plans to invest approximately $35-40 million for the new facilities during 2004-2006, which will be funded from its cash and cash equivalents on hand.

        Cash and cash equivalents as of June 30, 2005, increased approximately $16,753,000 compared to December 31, 2004. The increase was primarily due to cash flow from operations, less dividends paid.

        Accounts payable as of June 30, 2005, increased $11,675,000, compared to December 31, 2004. The increase was primarily due to increased capital spending and the timing of weekly payments.

        Management considers the Company's working capital and long-term investments totaling approximately $679,123,000 as of June 30, 2005, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

        On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. No shares have been repurchased subsequently by the Company.

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

        The Company currently expects that auto-dimming mirror unit shipments will be 5-10% higher in the third quarter of 2005 compared with the third quarter of 2004, and 10-15% higher in the fourth quarter of 2005 compared with the fourth quarter of 2004. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

        The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2005 are approximately 15.7 million units for North America, 20.5 million for Europe and 13.1 million for Japan and Korea.

        The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2005, there were no significant changes in the market risks reported in the Company's 2004 Form 10-K report.

        The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

        The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience some pressure for select raw material cost increases. The automotive industry is experiencing increasing financial stresses due to continuing pricing pressures, lower domestic production levels, and commodity material cost increases.

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

        On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 10, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter. The objective of this Company action is primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R). In addition, the Company has also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

        On April 1, 2005, the Company announced a two-for-one stock split effected in the form of a 100 percent common stock dividend for each outstanding share, issued to shareholders on May 6, 2005. The ex-dividend date was May 9, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

        As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of June 30, 2005, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

        Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, about the global automotive industry, the economy and the Company itself, and involve risks and uncertainties described under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Trends and Developments." Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in international markets, automotive production levels worldwide, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of newly introduced products (e.g. SmartBeam), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the shareholders of the Company was held on May 12, 2005.

         (b) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes.

                    Arlyn Lanting  Ken La Grand  Rande Somma
                    -------------  ------------  -----------
For                  71,274,974     71,304,598    72,695,847
Against                       -              -             -
Withheld              2,265,356      2,235,732       844,483
Broker Non-Votes              -              -             -

             The terms of office for incumbent Directors Fred Bauer, Gary Goode, John Mulder, Frederick Sotok, Wallace Tsuha and Leo Weber, continued after the meeting.

         (c) A proposal to approve the First Amendment to the Gentex Corporation Qualified Stock Option Plan was approved by the following vote:

For                60,547,013
Against             1,697,661
Abstain               400,137
Broker Non-Votes   11,110,968

            A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 2005, was approved by the following vote:

For                    73,085,812
Against                   575,203
Abstain                    94,764
Broker Non-Votes                -

            See Part II, Item 4 (b), with respect to the election of directors.

ITEM 6. EXHIBITS

         (a) See Exhibit Index on Page 14.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GENTEX CORPORATION

           Date: August 2, 2005                 /s/ Fred T. Bauer
                                                --------------------------------
                                                Fred T. Bauer
                                                Chairman and Chief
                                                Executive Officer

           Date: August 2, 2005                 /s/ Enoch C. Jen
                                                --------------------------------
                                                Enoch C. Jen
                                                Vice President - Finance,
                                                Principal Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                             DESCRIPTION                                               PAGE
-----------  --------------------------------------------------------------------------------------------------   ----
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

4(a)         A specimen form of certificate for the Registrant's common stock, par value $.06 per share, was filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a),
             as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

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

*10(b)(2)    First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26,
             2004).                                                                                                16

*10(b)(3)    Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as
             amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(2) to Registrant's
             Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(4)    Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant's
             Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)    Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as
             Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                                             DESCRIPTION                                               PAGE
-----------  --------------------------------------------------------------------------------------------------   ----
*10(b)(6)    Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(7)    Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock
             Option Plan, was filed as Exhibit 10(b)(6) to Registrant's Report on Form 10-Q dated November 2,
             2004, and the same is hereby incorporated herein by reference.

10(e)        The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain officers was filed as Exhibit 10 (e) to Registrant's Report on Form 10-Q dated October
             31, 2002, and the same is incorporated herein by reference.

31.1         Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                          18

31.2         Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                          19

32           Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                            20

-------------------
*Indicates a compensatory plan or arrangement.