Form 10-Q
period 2005-09-30
GENTEX CORP
filed 2005-11-01
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005, OR

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


      ____________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   x   No
                                        -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes   x   No
                                        -----    -----

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes       No   x
                                        -----    -----

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

                                    Yes       No
                                        -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
            Class                                            at October 21, 2005
            -----                                            -------------------
Common Stock, $0.06 Par Value                                    155,376,711

                        Exhibit Index located at page 14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2005   December 31, 2004
                                           ------------------   -----------------
                                               (Unaudited)          (Audited)
                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $399,172,878         $395,538,719
   Short-term investments                       82,069,959           99,341,541
   Accounts receivable, net                     76,451,242           56,092,330
   Inventories                                  36,914,716           30,600,789
   Prepaid expenses and other                   11,870,001           11,035,715
                                              ------------         ------------
      Total current assets                     606,478,796          592,609,094

PLANT AND EQUIPMENT - NET                      158,926,604          135,649,119

OTHER ASSETS
   Long-term investments                       132,867,231          122,174,030
   Patents and other assets, net                 6,735,352            6,427,185
                                              ------------         ------------
      Total other assets                       139,602,583          128,601,215
                                              ------------         ------------
Total assets                                  $905,007,983         $856,859,428
                                              ============         ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                           $ 27,518,376         $ 19,849,569
   Accrued liabilities                          39,882,630           31,006,689
                                              ------------         ------------
      Total current liabilities                 67,401,006           50,856,258

DEFERRED INCOME TAXES                           22,298,802           22,723,198

SHAREHOLDERS' INVESTMENT
   Common stock                                  9,322,603            4,672,005
   Additional paid-in capital                  184,140,059          175,266,114
   Retained earnings                           607,682,037          591,546,326
   Other shareholders' investment               14,163,476           11,795,527
                                              ------------         ------------
      Total shareholders' investment           815,308,175          783,279,972
                                              ------------         ------------
Total liabilities and shareholders'
   investment                                 $905,007,983         $856,859,428
                                              ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
                                           ---------------------------   ---------------------------
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
NET SALES                                  $138,114,897   $120,456,707   $398,141,062   $379,430,532

COST OF GOODS SOLD                           86,918,447     72,754,752    249,326,226    222,388,833
                                           ------------   ------------   ------------   ------------
      Gross profit                           51,196,450     47,701,955    148,814,836    157,041,699

OPERATING EXPENSES:
   Engineering, research and development      9,140,231      7,758,575     25,916,046     22,747,948
   Selling, general & administrative          6,762,837      6,550,287     20,613,966     20,175,499
                                           ------------   ------------   ------------   ------------
      Total operating expenses               15,903,068     14,308,862     46,530,012     42,923,447
                                           ------------   ------------   ------------   ------------
      Income from operations                 35,293,382     33,393,093    102,284,824    114,118,252

OTHER INCOME (EXPENSE)
   Interest and dividend income               4,456,050      2,263,373     11,578,709      6,507,213
   Other, net                                 1,033,387      1,168,367      2,794,306      3,309,635
                                           ------------   ------------   ------------   ------------
      Total other income                      5,489,437      3,431,740     14,373,015      9,816,848
                                           ------------   ------------   ------------   ------------
      Income before provision for income
         taxes                               40,782,819     36,824,833    116,657,839    123,935,100

PROVISION FOR INCOME TAXES                   12,847,000     11,600,000     36,748,000     39,910,000
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 27,935,819   $ 25,224,833   $ 79,909,839   $ 84,025,100
                                           ============   ============   ============   ============
EARNINGS PER SHARE:
   Basic                                   $       0.18   $       0.16   $       0.51   $       0.55
   Diluted                                 $       0.18   $       0.16   $       0.51   $       0.54

Cash Dividends Declared per Share          $       0.09   $      0.085   $       0.26   $      0.235

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For nine months ended September 30,
                                                                -----------------------------------
                                                                        2005            2004
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 79,909,839   $ 84,025,100
   Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                                   18,123,855     16,976,090
      (Gain) loss on disposal of assets                                  440,254           (863)
      (Gain) loss on sale of investments                              (3,012,538)    (2,367,909)
      Deferred income taxes                                           (1,856,619)       621,584
      Amortization of deferred compensation                            1,303,406      1,149,778
      Tax benefit of stock plan transactions                           1,777,169      2,693,941
      Change in operating assets and liabilities:
         Accounts receivable, net                                    (20,358,912)    (4,653,136)
         Inventories                                                  (6,313,927)    (7,112,650)
         Prepaid expenses and other                                     (771,654)       411,208
         Accounts payable                                              7,668,807      3,932,843
         Accrued liabilities, excluding dividends declared             8,269,956       (983,396)
                                                                    ------------   ------------
            Net cash provided by operating activities                 85,179,636     94,692,590
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                     (41,775,680)   (20,705,920)
   Proceeds from sale of plant and equipment                              40,753         44,500
   (Increase) decrease in investments                                 13,504,039     34,461,644
   Increase in other assets                                           (1,102,532)      (809,321)
                                                                    ------------   ------------
            Net cash provided by (used for) investing activities     (29,333,420)    12,990,903
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions              12,796,239     12,332,859
   Cash dividends paid                                               (39,793,723)   (34,760,901)
   Repurchases of common stock                                       (25,214,573)             0
                                                                    ------------   ------------
            Net cash provided by (used for) financing activities     (52,212,057)   (22,428,042)
                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   3,634,159     85,255,451

CASH AND CASH EQUIVALENTS, beginning of period                       395,538,719    322,662,971
                                                                    ------------   ------------
AND CASH EQUIVALENTS, end of period                                 $399,172,878   $407,918,422
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2005, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  September 30, 2005   December 31, 2004
                  ------------------   -----------------
Raw materials         $22,647,131         $18,102,873
Work-in-process         4,465,383           3,894,864
Finished goods          9,802,202           8,603,052
                      -----------         -----------
                      $36,914,716         $30,600,789
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

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                            Quarter Ended September 30,   Nine Months Ended September 30,
                                            ---------------------------   -------------------------------
                                                2005           2004             2005           2004
                                            ------------   ------------     ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income               $ 27,935,819   $ 25,224,833     $ 79,909,839   $ 84,025,100

Denominators:
   Denominator for basic EPS,
      weighted-average shares outstanding    155,817,978    154,487,100      155,545,871    154,118,332
   Potentially dilutive shares
      resulting from stock plans               1,640,438      1,948,822        1,591,194      2,628,690
                                            ------------   ------------     ------------   ------------
   Denominator for diluted EPS               157,458,416    156,435,922      157,137,065    156,747,022
                                            ============   ============     ============   ============

Shares related to stock plans not
included in diluted average common
shares outstanding because their
effect would be antidilutive                   3,104,212      2,973,662        4,430,072      1,366,922

(6) At September 30, 2005, the Company had two stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations. No stock-based employee compensation cost due to these plans is reflected in net income, since options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                          Quarter Ended September 30,   Nine Months Ended September30,
                                          ---------------------------   ------------------------------
                                               2005          2004             2005           2004
                                           -----------   -----------      ------------   ------------
Net income, as reported                    $27,935,819   $25,224,833      $ 79,909,839   $ 84,025,100
Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method of all
   awards, net of tax effects               (1,332,871)   (4,058,943)      (19,349,947)   (10,676,152)
                                           -----------   -----------      ------------   ------------
Pro forma net income                       $26,602,948   $21,165,890      $ 60,559,892   $ 73,348,948
                                           ===========   ===========      ============   ============

Earnings per share:
   Basic - as reported                     $       .18   $       .16      $        .51   $        .55
   Basic - pro forma                               .17           .14               .39            .48
   Diluted - as reported                           .18            16               .51            .54
   Diluted - pro forma                             .17           .14               .39            .47

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

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                    September 30, 2005   September 30, 2004
                    ------------------   ------------------
Quarter Ended           $31,843,635          $23,098,757
Nine Months Ended       $81,765,670          $82,850,918

(8) The increase in common stock during the nine months ended September 30, 2005, was primarily due to a two-for-one stock split effected in the form of a 100 percent common stock dividend, as disclosed in Note 4 of this quarterly statement. The other common stock activity during the quarter and nine months ended September 30, 2005, was attributable to the repurchase of 1,496,059 shares for approximately $25,215,000, partially offset by the issuance of 363,131 and 1,139,268 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.085 per share cash dividend in the first and second quarters and a $0.09 per share cash dividend in the third quarter. The third quarter dividend of approximately $13,984,000, was declared on August 18, 2005, and was paid on October 21, 2005.

                       GENTEX CORPORATION AND SUBSIDIARIES

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                              Quarter Ended September 30,   Nine Months Ended September 30,
                              ---------------------------   -------------------------------
                                  2005           2004             2005           2004
                              ------------   ------------     ------------   ------------
Revenue:
   Automotive Products        $131,696,221   $114,546,283     $379,781,156   $362,111,159
   Fire Protection Products      6,418,676      5,910,424       18,359,906     17,319,373
                              ------------   ------------     ------------   ------------
   Total                      $138,114,897   $120,456,707     $398,141,062   $379,430,532
                              ============   ============     ============   ============
Operating Income:
   Automotive Products        $ 33,810,716   $ 32,160,066     $ 98,146,950   $110,651,518
   Fire Protection Products      1,482,666      1,233,027        4,137,874      3,466,734
                              ------------   ------------     ------------   ------------
   Total                      $ 35,293,382   $ 33,393,093     $102,284,824   $114,118,252
                              ============   ============     ============   ============

(10) On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 123(R), "Share-Based Payment," which required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and was effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the U.S. Securities and Exchange Commission announced that companies will be allowed to implement SFAS No. 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until required (January 1, 2006). Proforma quarterly earnings and certain Company actions taken in response to SFAS No. 123(R) are disclosed in Note 6 of this quarterly statement.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS:

     THIRD QUARTER 2005 VERSUS THIRD QUARTER 2004

     Net Sales. Net sales for the third quarter of 2005 increased by approximately $17,658,000, or 15%, when compared with the third quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $17,150,000, or 15%, in the third quarter of 2005, when compared with the third quarter last year, primarily due to a 16% increase in auto-dimming mirror unit shipments from approximately 2,756,000 in the third quarter of 2004 to 3,198,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2006 model year vehicles during the third quarter of 2005. Unit shipments to customers in North America for the current quarter increased by 14% compared with the third quarter of the prior year, primarily due to higher unit shipments to transplants. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 18% compared with the third quarter in 2004, primarily due to higher unit shipments to certain European automakers. Net sales of the Company's fire protection products increased 9% for the current quarter versus the same quarter of last year, primarily due to stronger sales of certain fire alarm products.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 60% in the third quarter of 2004 to 63% in the third quarter of 2005. This percentage increase primarily reflected the impact of automotive customer price reductions, as well as yield issues on certain new exterior mirror production lines and in the microelectronics manufacturing area. Each factor is estimated to have impacted cost of goods sold by 1 - 2 percentage points.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased approximately $1,382,000, from 6% to 7% of net sales, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $213,000, for the current quarter, but remained at 5% of net sales, when compared with the third quarter of 2004. This increased expense primarily reflected the continued expansion of the Company's overseas sales offices, partially offset by a reduction in state taxes.

     Total Other Income. Total other income for the current quarter increased by approximately $2,058,000 when compared with the third quarter of 2004, primarily due to increased interest income due to higher interest rates.

     NINE MONTHS ENDED SEPTEMBER 30, 2005, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2004

          Net Sales. Net sales for the nine months ended September 30, 2005, increased by $18,711,000, or 5%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by $17,670,000, or 5%, as auto-dimming mirror unit shipments increased by 7% from approximately 8,739,000 in the first nine months of 2004 to 9,327,000 units in the first nine months of 2005. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2005 and 2006 model year vehicles. Unit shipments to customers in North America increased by 3%, as a result of increased unit shipments to transplants, partially offset by reduced shipments to domestic automakers due to their lower production levels. Mirror shipments to automotive customers outside North America increased by 10%, primarily due to increased penetration of auto-dimming mirrors. Net sales of the Company's fire protection products increased 6% in the first nine months of 2005 versus the first nine months of 2004, primarily due to stronger sales of certain fire alarm and signal products.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 59% in the nine months ended September 30, 2004, to 63% in the nine months ended September 30, 2005, primarily reflecting the impact of automotive customer price reductions, higher fixed overhead expenses and lower mirror shipment growth resulting in lower capacity utilization, as well as yield issues on certain new exterior mirror production lines and in the microelectronics manufacturing area. Each factor is estimated to have impacted cost of goods sold by 1 - 2 percentage points.

          Operating Expenses. For the nine months ended September 30, 2005, engineering, research and development expenses increased approximately $3,168,000, from 6% to 7% of net sales, when compared to the same period last year, primarily due to additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $438,000 for the nine months ended September 30, 2005, but remained at 5% of net sales, when compared to the same period last year, primarily reflecting the continued expansion of the Company's overseas sales offices, partially offset by a reduction in state taxes.

          Total Other Income. Total other income for the nine months ended September 30, 2005, increased $4,556,000 when compared to the same period last year, primarily due to increased interest income, partially offset by lower miscellaneous other income.

          Taxes. The Company's effective income tax rate decreased from 32.2% in the nine months ended September 30, 2004, to 31.5% in the nine months ended September 30, 2005, primarily due to increased tax-exempt investment income.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the nine months ended September 30, 2005, decreased to $85,180,000, compared to $94,693,000, for the same period last year, primarily due to an increase in accounts receivable. Capital expenditures for the nine months ended September 30, 2005, increased to $41,776,000, compared to $20,706,000 for the same period last year, primarily due to new facility construction.

     The Company currently expects that the construction of its fourth automotive manufacturing facility and a new technical center will be completed in the spring of 2006. The Company plans to invest approximately $35-40 million for the new facilities during 2004-2006, which will be funded from its cash and cash equivalents on hand.

     Accounts receivable as of September 30, 2005, increased approximately $20,359,000 compared to December 31, 2004. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Management considers the Company's working capital and long-term investments totaling approximately $671,945,000 as of September 30, 2005, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. Approximately 5,674,000 shares remain authorized to be repurchased under the plan.

     TRENDS AND DEVELOPMENTS:

     During the first quarter of 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the extension, the Company will be sourced all of the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, and includes all but two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also includes the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The new GM programs will be transferred to the

     Company by no later than the 2007 model year. We currently estimate that this new business represents incremental auto-dimming mirror units in the range of 500,000 on an annualized basis. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

     During the quarter ended September 30, 2005, the Company negotiated an extension to its long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009.

     The Company currently expects that auto-dimming mirror unit shipments will be 10-15% higher in the fourth quarter of 2005 compared with the fourth quarter of 2004. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2005 are approximately 15.7 million units for North America, 20.1 million for Europe and 13.7 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2005, there were no significant changes in the market risks reported in the Company's 2004 Form 10-K report.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

     The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. The automotive industry is experiencing increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, supplier bankruptcies, and commodity material cost increases.

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

     On October 1, 2002, Magna International acquired Donnelly Corporation, the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly. To date, the Company is not aware of any significant impact of Magna's acquisition of Donnelly upon the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2005, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

     Statements in this Quarterly Report on Form 10-Q contain forward-looking statements (e.g. unit shipment growth estimates) within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, about the global automotive industry, the economy and the Company itself, and involve risks and uncertainties described under the headings "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Trends and Developments." Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in international markets, automotive production levels worldwide, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of newly introduced products (e.g. SmartBeam), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c)  Issuer Purchases of Equity Securities

          The following is a summary of share repurchase activity during the third quarter ended September 30, 2005:

                                                  Total Number of         Maximum Number
                 Total Number   Average Price   Shares Purchased As   of Shares That May Yet
                   Of Shares       Paid Per      Part of a Publicly     Be Purchased Under
    Period         Purchased        Share          Announced Plan            the Plan
    ------       ------------   -------------   -------------------   ---------------------
July 2005                 --            --                  --              7,170,000
August 2005          123,768        $17.02             123,768              7,046,232
September 2005     1,372,291        $16.84           1,372,291              5,673,941
                   ---------                         ---------
   Total           1,496,059                         1,496,059

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

                                        GENTEX CORPORATION


Date: November 1, 2005                  /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer


Date: November 1, 2005                  /s/ Enoch C. Jen
                                        ----------------------------------------
                                        Enoch C. Jen
                                        Vice President - Finance,
                                        Principal Financial and
                                        Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION                              PAGE
-----------                               -----------                              ----
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

10(a)(2)      First Amendment to Lease dated June 28, 1985, was filed as Exhibit
              10(m) to Registrant's Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)     Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in
              Registrant's Proxy Statement dated April 6, 2004, filed with the
              Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)     First Amendment to Gentex Corporation Stock Option Plan (as
              amended and restated February 26, 2004) was filed as Exhibit
              10(b)(2) to Registrant's Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)     Specimen form of Grant Agreement for the Gentex Corporation
              Qualified Stock Option Plan (as amended and restated, effective
              February 26, 2004).                                                   16

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

31.1          Certificate of the Chief Executive Officer of Gentex Corporation
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18
              U.S.C. 1350).                                                         19

31.2          Certificate of the Chief Financial Officer of Gentex Corporation
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18
              U.S.C. 1350).                                                         20

32            Certificate of the Chief Executive Officer and Chief Financial
              Officer of Gentex Corporation pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                           21

----------
*    Indicates a compensatory plan or arrangement.