Form 10-K
period 2005-12-31
GENTEX CORP
filed 2006-02-21
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _________________ to _________________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

      Yes:[X] No:[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

      Yes:[ ] No:[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes:[X] No:[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act.
   Large Accelerated Filer Yes:[X] Accelerated Filer Yes:[ ] Non-Accelerated
                                 Filer Yes:[ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2.

      Yes:[ ] No:[X]

As of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), 156,469,171 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $2,724,013,128 computed at the closing price on that date.

As of February 9, 2006, 154,533,984 shares of the registrant's common stock, par value $.06 per share, were outstanding.

Portions of the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 39

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

      During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS and Jeep Grand Cherokee. Also during 2004, the Company began making shipments of its auto-dimming mirrors to Peugeot, the Company's first automotive OEM customer in France.

      During 2005, the Company began shipping auto-dimming mirrors with SmartBeam for the Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series.

      In December 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft.

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

      See Note 9 to the Consolidated Financial Statements filed with this report.

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

      During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS and Jeep Grand Cherokee. During 2005, the Company began shipping auto-dimming mirrors with SmartBeam for the Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models.

      The Company shipped approximately 7,132,000 interior auto-dimming mirrors in 2003, approximately 8,363,000 in 2004, and 8,924,000 in 2005.

      During 2005, the growth in interior total mirror unit shipments resulted from increased penetration of light vehicles manufactured worldwide, including Europe and Asian transplants in North America. The Company's interior auto-dimming mirrors are standard equipment or factory-installed options on certain trim levels of the following 2006 vehicle models:

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)

GM/Cadillac       DTS                   DaimlerChrysler          300
                  STS                   / Chrysler               Pacifica
                  CTS                                            PT Cruiser
                  Escalade                                       Sebring
                  SRX                                            Town & Country
GM/Buick          LaCrosse              DaimlerChrysler /        Caravan
                  Lucerne                    Dodge               Charger
                  Rainier                                        Dakota
GM/Hummer         H2                                             Durango
                  H3                                             Magnum
GM/Pontiac        Torrent                                        Ram Pickup
GM/Chevrolet      Avalanche               DaimlerChrysler /      Commander
                  Express                     Jeep               Grand Cherokee
                  Equinox                                        Liberty
                  Malibu                                         Wrangler
                  Silverado             DaimlerChrysler/         GL Class
                  SSR                       Mercedes-Benz        M Class
                  Suburban                                       R Class
                  Tahoe                 BMW                      X5
                  Trailblazer           Hyundai                  Sonata
GM/GMC            Envoy                 Mazda                    6
                  Savana                Mitsubishi               Raider
                  Sierra                Nissan                   Altima
                  Yukon                                          Armada
GM/Saturn         ION                                            Frontier
                  Vue                                            Maxima
Ford              Crown Victoria                                 Pathfinder
                  Expedition                                     Quest
                  Five Hundred                                   Titan
                  Freestar              Nissan / Infiniti        QX56
                  Freestyle             Toyota                   Avalon
                  Fusion                                         Camry
                  F Series                                       Camry Solara
                  Taurus                                         Sequoia
Ford/Lincoln      LS                                             Sienna
                  Mark LT                                        Tacoma
                  Navigator             Toyota/Lexus             RX330
                  Town Car              Volkswagen               Beetle
                  Zephyr                                         Jetta
Ford/Mercury      Grand Marquis
                  Milan
                  Montego
                  Monterey

(MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Bentley                      Arnage           Maserati            Quattroporte
                             Continental      Mazda               RX-8
BMW                          7 Series         DaimlerChrysler/    C Class
                             5 Series            Mercedes-Benz    CL Class
                             6 Series                             CLK
                             3 Series                             CLS
                             X3                                   E Class
Daewoo/Ssangyong             Chairman                             G Wagen
                             Korando                              S Class
                             Kyron                                SL Class
                             Musso                                SLK
                             Rexton           Mitsubishi          380
                             Rodius                               NQZ Outlander
DaimlerChrysler / Chrysler   300              Nissan              350Z
                             Voyager                              Cima
DaimlerChrysler / Jeep       Grand Cherokee                       Murano
Fiat                         Idea                                 Navara
                             Marea                                Pathfinder
                             Palio            Nissan / Infiniti   FX35 / FX45
                             Stilo                                G35
Fiat / Alfa Romeo            147                                  M45
                             156                                  Q45
                             166              PSA/Citroen         C6
Fiat / Lancia                Lybra            PSA/Peugeot         407
                             Thesis           Porsche             Cayenne
Ford                         Falcon           Toyota / Lexus      ES330
                             Focus                                GX470
                             Mondeo                               LS430
                             Territory                            LX470
Ford / Jaguar                S-Type                               RX330
                             XK                                   SC300
                             XJ                                   SC430
Ford / Land Rover            LR3              Toyota              Avensis
                             Range Rover                          Camry
Ford / Volvo                 C70                                  Corolla
                             S40                                  Celsior
                             V50                                  Century
GM / Opel                    Astra                                Cygnus
                             Corsa                                Highlander
                             Meriva                               Land Cruiser
                             Signum                               Mark X
                             Vectra                               Prius
                             Zafira                               RAV4
GM/Saab                      9-7X                                 Windom
Honda / Acura                TSX                                  4-Runner
Honda                        Accord           Volkswagen          Bora
                             Inspire                              Golf
Hyundai                      Avante                               Jetta
                             Azera                                Passat
                             Equus                                Phaeton
                             Grandeur                             Polo
                             Sonata                               Touareg
                             Santa Fe                             Touran
                             Starex                               Transporter
                             Tuscani          Volkswagen / Audi   A3
                             Terracan                             A4
                             Trajet                               A6
                             Tucson                               A8
Hyundai / Kia Motors         Amanti                               Cabrio Q7
                             Carnival         Volkswagen / SEAT   Altea
                             Carens                               Cordoba
                             Cerato                               Ibiza
                             Lotze                                Leon
                             Opirus                               Toledo
                             Sedona           Volkswagen / Skoda  Octavia
                             Sorento                              Superb
                             Spectra
                             Sportage

      Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products - - thin glass flat and aspheric. During 2001 and 2002, the Company began making shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.

      The Company shipped approximately 3,128,000 exterior auto-dimming mirror sub-assemblies during 2003, approximately 3,277,000 in 2004, and approximately 3,646,000 in 2005. During 2005, unit shipment growth primarily resulted from the increased penetration of light vehicles in Europe.

      The exterior auto-dimming mirror is standard equipment or a factory-installed option on certain trim levels of the following 2006 vehicle models:

TABLE 2. EXTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac              DTS                  DaimlerChrysler /     GL Class
                         Escalade               Mercedes- Benz      M Class
                         XLR                                        R Class
GM / Buick               Lucerne                                    S Class
GM / Chevrolet           Avalanche                                  SL Class
                         Silverado                                  SLK
                         SSR                  Ford / Jaguar         S-Type
                         Suburban                                   XJ
                         Tahoe                                      XK
GM / GMC                 Sierra               Ford / Land Rover     Range Rover
                         Yukon                GM / Opel             Vectra
GM / Hummer              H2                   Maserati              Quattroporte
Ford/Lincoln             Town Car             PSA/Citroen           C6
                         Zephyr               Skoda                 Octavia
DaimlerChrysler/         300                  Volkswagen            Cabrio
   Chrysler              Pacifica                                   Golf
                         Town & Country                             Jetta
DaimlerChrysler/Dodge    Caravan                                    Passat
                         Durango                                    Sharan
DaimlerChrysler/Jeep     Commander                                  Touareg
                         Grand Cherokee       Honda/Acura           RL
Volkswagen / Audi        A4                   Hyundai               Grandeur
                         A6                   Hyundai/Kia           Opirus
                         A8                   Nissan / Infiniti     Q45
                         Cabrio Q7                                  QX56
BMW                      7 Series             Toyota / Lexus        RX330
                         6 Series             Nissan                Armada
                         5 Series                                   Cima
                         3 Series                                   Maxima
                         X3                                         Titan
                         X5                   Rolls Royce           Phantom
Bentley                  Continental          Daewoo / Ssangyong    Chairman
DaimlerChrysler /        C Class              Toyota                Avalon
   Mercedes- Benz        CL Class                                   Camry Solara
                         CLK                                        Sienna
                         CLS
                         E  Class
                         G Wagen

         Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink(R) mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam(((TM))), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee. During 2005, the Company began shipping auto-dimming mirrors with SmartBeam on the Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models.

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

      The Company's success with electrochromic technology provides an opportunity for other potential commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for both the automotive, architectural and aerospace markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2005. In December 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially variable market is currently limited to aerospace. Based on Boeing's production schedule, the value of this initial contract is worth approximately $50 million over the first five years once volume production begins, with the majority of that revenue attributable to Gentex under the Company's agreement with PPG Aerospace. The Company began shipping prototypes early in 2006, and volume production is expected to begin during the second half of 2007. However, we believe that a commercial architectural window product will require several years of additional engineering and intellectual property development work.

      Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation and DaimlerChrysler AG under long-term agreements. During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company's business. Under the extension, Gentex will be sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business includes the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). All but the two previously mentioned GM programs will be transferred to Gentex expeditiously but no later than the 2007 model year. At the time of the agreement, this new business was estimated to represent incremental auto-dimming mirror units in the range of 500,000 on an annualized basis. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

      Also during 2005, the Company negotiated a three-year extension to its long-term agreement with DaimlerChrysler AG in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company's exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers.

      During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany, and during 2005, the Company established a satellite office in Sweden. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Citroen, Fiat, Jaguar, Land Rover, MG Rover, Mercedes-Benz, Opel, Peugeot, Rolls Royce, SEAT, Skoda, Volkswagen and Volvo in Europe.

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

      During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company began opening a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for Daewoo/Ssangyong, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Samsung and Toyota in Asia.

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

      Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 80% market share worldwide in 2005, as compared to an approximately 78% in 2004. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly Mirror Systems) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.

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

      In 2005, the Company received Underwriters Laboratory (UL) listing on a new series of commercial residential smoke alarms. The Company feels this new product will fit well into new markets and customers. The new series of smoke alarms consists of four models and will be electrically powered or electrically powered with battery back-up.

      Also in 2005, the Company received UL listing for a new line of speaker strobes for commercial occupancies. The new speaker series will meet the requirements found on the national codes.

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

TRADEMARKS AND PATENTS

      The Company owns 11 U.S. trademarks and 250 U.S. patents, 241 of which relate to electrochromic technology, automotive rearview mirrors and/or sensor/LED technology. These patents expire between 2007 and 2024. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents individually is required for the success of the Company's products.

      The Company also owns 13 foreign trademarks and 69 foreign patents, 68 of which relate to automotive rearview mirrors. These patents expire at various times between 2007 and 2021. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

      The Company's remaining 9 U.S. patents and 1 foreign patent relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

      The Company also has in process 132 U.S. patent applications, 310 foreign patent applications, and 19 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

      The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, four of which each account for 10% or more of the Company's annual sales: General Motors Corporation, Toyota Motor Corporation, DaimlerChrysler AG, and BMW. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $151,334,000 and $132,966,000 at February 1, 2006, and 2005, respectively.

      At February 1, 2006, the Company had 2,264 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

      Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements (e.g. unit shipment growth estimates and maintenance of the Company's market share). These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in international markets, the pace of automotive production worldwide, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain products, and other risks and uncertainties described herein. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

      The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.

      Automotive Industry. 96% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, overcapacity, supplier bankruptcies, and commodity material cost increases. Automakers are experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

      Key Customers. We have a few large customers, including four customers which each account for 10% or more of our annual net sales - General Motors Corporation, Toyota Motor Corporation, DaimlerChrysler AG and BMW. The loss of all or a substantial portion of the sales to any of these customers would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Effective October 1, 2003, General Motors Corporation, our largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason, etc.

      Pricing Pressures. In addition to price reductions over the life of its long-term agreements, we continue to experience pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, any of which could adversely impact our sales growth, margins, profitability and , as a result, our share price.

      Credit Risk. In light of the financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers have already declared bankruptcy or may be considering bankruptcy. Should one or more of our larger customers declare bankruptcy, it could adversely impact the collectibility of our accounts receivable, bad debt expense and net income.

      Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price.

      Competition. We recognize that Magna Donnelly, our main competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.

      New Technology and Product Development. We continue to invest a significant portion of our annual sales in engineering, research and development projects. Should these efforts ultimately prove unsuccessful, our sales, net income and, as a result, our share price will be adversely affected.

      Intellectual Property. We believe that our patents and trade secrets provide us with a significant competitive advantage in automotive rearview mirrors. The loss of any significant combination of patents and trade secrets could adversely affect our sales, margins, profitability and, as a result, share price.

      Other. Other issues and uncertainties which could adversely impact our sales, margins, profitability and, as a result, our share price include:

   - Changes in worldwide economic conditions, currency exchange rates, war or significant terrorist acts, which could affect worldwide automotive sales and production levels.

   - Changes in the commodity prices of the materials used in our products. We continue to experience some pressure for select raw material cost increases.

   - Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office. We are dependent on the services of our management team. Losing one or more key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

   - Success of the Company's strategic and operating plans to properly direct the Company, including continuing to obtain new business.

      Antitakeover Provisions. Our articles of incorporation and bylaws, the laws of Michigan, and our Shareholder Protection Rights Plan include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

      All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.

      Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging between $15.38 and $20.32 for 2005. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

   - variations in our anticipated or actual operating results or the results of our competitors;

   - changes in investors' or analysts' perceptions of the risks and conditions of our business;

   -     the size of the public float of our common stock;

   -     market conditions, and

   -     general economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

      None

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

      In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth 120,000-square foot automotive mirror manufacturing facility which is currently scheduled to be completed in spring 2006. During 2003, the Company also announced plans for a new 200,000-square foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company plans to invest approximately $35 - 40 million for the new facilities, primarily during 2005 and 2006, financed from existing cash revenues.

      The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility in Erlenbach, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.

      The Company's three automotive mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 14-16 million mirror units annually, based on the current product mix. The Company's fourth automotive mirror manufacturing facility under construction will have the potential to increase building manufacturing capacity by 8-10 million mirror units annually.

ITEM 3. LEGAL PROCEEDINGS

      None that are material (other than ordinary routine litigation incidental to the business of the Company).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

NAME                AGE                      POSITION                               POSITION HELD SINCE
-------------------------------------------------------------------------------------------------------
Fred Bauer          63      Chief Executive Officer                                 May 1986

Garth Deur          49      Executive Vice President                                September 2002

Dennis Alexejun     54      Vice President, North American Automotive Marketing     September 1998

John Carter         58      Vice President, Mechanical Engineering                  June 1997

Enoch Jen           54      Vice President, Finance                                 February 1991
-------------------------------------------------------------------------------------------------------

      There are no fa mily relationships among the officers listed in the preceding table.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's common stock trades on The Nasdaq Stock Market(R). As of February 1, 2006, there were 2,522 record-holders of the Company's common stock. Ranges of high and low sale prices (adjusted for 2-for-1 stock split in May
2005) of the Company's common stock reported through The Nasdaq Stock Market for the past two fiscal years appear in the following table.

  YEAR         QUARTER        HIGH            LOW
--------------------------------------------------
2004           First        $ 23.54        $ 19.68
               Second         23.46          17.17
               Third          19.90          16.00
               Fourth         18.93          15.10

2005           First        $ 18.25        $ 15.73
               Second         19.45          15.53
               Third          20.32          16.23
               Fourth         19.99          15.38
--------------------------------------------------

      In August 2003, the Company announced a change in the Company's cash dividend policy and declared an initial quarterly cash dividend of $0.075 per share payable in October 2003. In August 2004, the Company's Board of Directors approved an increase on the quarterly dividend rate of $0.08. In August 2005, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.09 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend at its current level and will consider future dividend increases based on the Company's profitability, cash flow and other business factors.

      On April 1, 2005, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on May 6, 2005. The stock split increased the number of shares of common stock then outstanding from 78,020,342 to 156,040,684. Earnings per share and all share data have been restated in all prior periods to reflect these stock splits.

      On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan.

The following is a summary of share repurchase activity during 2005:

                                                       Total Number of           Maximum Number
                   Total Number     Average Price    Shares Purchased As     of Shares That May Yet
                     Of Shares        Paid Per       Part of a Publicly        Be Purchased Under
     Period          Purchased          Share          Announced Plan*              the Plan*
---------------------------------------------------------------------------------------------------
  August 2005         123,768          $17.02              123,768                  7,046,232
September 2005      1,372,291          $16.84            1,372,291                  5,673,941
                    ---------                            ---------
     Total          1,496,059                            1,496,059

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

ITEM 6. SELECTED FINANCIAL DATA

                         (in thousands, except per share data)
-----------------------------------------------------------------------------------------
                             2005         2004         2003          2002        2001
-----------------------------------------------------------------------------------------
Net Sales                  $ 536,484    $ 505,666    $ 469,019    $  395,258    $ 310,305
Net Income                   109,528      112,657      106,761        85,771       65,217
-----------------------------------------------------------------------------------------
Earnings  Per Share*       $    0.70    $    0.72    $    0.69    $     0.56    $    0.43
Cash Dividends Declared
  per Common Share*        $    0.35    $    0.32    $    0.15    $        -    $       -
-----------------------------------------------------------------------------------------
Total Assets               $ 922,646    $ 856,859    $ 762,530    $  609,173    $ 506,823
-----------------------------------------------------------------------------------------
Long-Term Debt
  Outstanding at
  Year End                 $       -    $       -    $       -    $        -    $       -
-----------------------------------------------------------------------------------------

*Adjusted for 2-for-1 stock split in May 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. RESULTS OF OPERATIONS.

      The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                                    Percentage of Net Sales           Percentage Change
                                                -------------------------------       -------------------
                                                                                       2004         2003
                                                   Year Ended December 31,              to           to
                                                -------------------------------
                                                 2005        2004         2003         2005         2004
                                                ------      ------       ------       ------       ------
Net Sales                                        100.0%      100.0%       100.0%         6.1%         7.8%
Cost of Goods Sold                                63.0        58.9         58.1         13.4          9.3
                                                ------      ------       ------       ------       ------
  Gross Profit                                    37.0        41.1         41.9         (4.4)         5.7
Operating Expenses:
  Engineering, Research and Development            6.5         6.1          5.7         13.7         15.9
  Selling, General and Administrative              5.1         5.3          5.0          1.6         15.2
                                                ------      ------       ------       ------       ------
     Total Operating Expenses                     11.6        11.4         10.7          8.1         15.5
                                                ------      ------       ------       ------       ------
  Operating Income                                25.4        29.7         31.2         (9.2)         2.4
Other Income                                       4.4         3.1          2.5         50.6         35.2
                                                ------      ------       ------       ------       ------
  Income Before Provision for  Income Taxes       29.8        32.8         33.7         (3.5)         4.8
Provision for Income Taxes                         9.4        10.5         10.9         (5.1)         3.3
                                                ------      ------       ------       ------       ------
  Net Income                                      20.4%       22.3%        22.8%        (2.8)%        5.5%
                                                ======      ======       ======       ======       ======

RESULTS OF OPERATIONS:  2005 TO 2004

      Net Sales. Automotive net sales increased by 6% on an 8% increase in mirror shipments, from 11,640,000 to 12,570,000 units, primarily reflecting increased penetration of interior and exterior auto-dimming mirrors on European vehicles. North American mirror unit shipments increased by 4%, as growth in Asian transplant vehicle penetration was partially offset by reduced shipments to domestic automakers due to their lower production volumes, while overseas unit shipments increased by 12% during 2005. Net sales of the Company's fire protection products increased 5%, primarily due to stronger sales of certain fire alarm and signal products.

      Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 59% to 63% primarily reflecting annual and other automotive customer price reductions, product mix, higher fixed overhead expenses, and yield issues on certain new exterior mirror production lines and in the microelectronics manufacturing area. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.

      Operating Expenses. Engineering, research and development expenses increased approximately $4,226,000, and increased from 6% to 7% of net sales, primarily due to additional staffing for new electronic product development, including SmartBeam and telematics, and new vehicle programs. Selling, general and administrative expenses increased approximately $441,000, but remained at 5% of net sales, primarily reflecting the continued expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth, partially offset by a reduction in state taxes.

      Other Income - Net. Investment income increased $9,648,000 in 2005, primarily due to increased year-end mutual fund distribution income and increased interest income due to higher interest rates. Other income decreased $1,714,000 in 2005, primarily due to decreased realized gains on the sale of equity investments.

      Taxes. The provision for federal income taxes varied from the statutory rate in 2005 primarily due to Extra Territorial Income Exclusion Act exempted taxable income from increased foreign sales.

      Net Income. Net income decreased by 3%, primarily reflecting the decreased gross margin partially offset by increased other income in 2005.

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

      Other Income - Net. Investment income increased $401,000 in 2004, primarily due to increased mutual fund distribution income, partially offset by lower interest rates due to shorter average maturities. Other income increased $3,677,000 in 2004, primarily due to realized gains on the sale of equity investments.

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

      The Company's current ratio decreased from 11.7 as of December 31, 2004, to 10.7 as of December 31, 2005, primarily as a result of the increase in accounts payable, primarily due to construction of its new facility.

      Cash flow from operating activities for the year ended December 31, 2005, decreased $5,124,000 to $126,244,000, compared to $131,368,000 for the same period last year, primarily due to decreased net income. Capital expenditures for the year ended December 31, 2005, increased to $53,533,000, compared to $30,535,000 for the same period last year, primarily due to construction of the new facilities. The Company currently anticipates capital expenditures of approximately $40-45 million for new facilities and equipment during 2006, financed from existing cash reserves.

      Cash and cash equivalents as of December 31, 2005, increased approximately $44,143,000 compared to December 31, 2004, primarily due to maturities of short-term investments.

      Inventories as of December 31, 2005, increased approximately $9,236,000 compared to December 31, 2004. The increase was primarily due to higher sales and production levels, increased purchases of overseas glass and electronic parts, and increased shipments through its distribution facility in Germany.

      The increase in plant and equipment as of December 31, 2005, compared to December 31, 2004, is primarily due to the construction of the new facilities and new manufacturing equipment.

      Management considers the Company's working capital of approximately $560,899,000 and long-term investments of approximately $132,525,000 at December 31, 2005, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

INFLATION, CHANGING PRICES AND OTHER

      The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. During 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also includes the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The GM programs will be transferred to the Company by no later than the 2007 model year. We currently estimate that this new business represents incremental auto-dimming mirror units in the range of 500,000 on an annualized basis. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

      During 2005, the Company negotiated an extension to its long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009. The Company's exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers.

      The Company currently expects that auto-dimming mirror unit shipments will be approximately 10% percent higher in calendar 2006 compared with calendar 2005. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

      The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2006 are approximately 15.7 million units for North America, 20.2 million for Europe and 14.1 million for Japan and Korea.

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

      Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2005, approximately 9% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 12% of the Company's net sales in 2006 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

      The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at fair value (000,000), and average interest rates are as follows:

                                                                  Total Balance
                                                        2009-    as of December 31,
                              2006     2007     2008    2010      2005      2004
                            ---------------------------------    ------------------
U.S. Government
  Amount                    $ 23.0      -        -          -    $ 23.0     $ 65.2
  Average Interest Rate          4%     -                             4%         2%
Municipal
  Amount                         -      -        -          -         -     $  4.0
  Average Interest Rate*         -      -                             -          2%
Certificates of Deposit
  Amount                    $ 26.2      -        -          -    $ 26.2     $ 32.0
  Average Interest Rate          4%     -        -                    4%         3%
Corporate
  Amount                    $ 16.9      -        -      $ 0.3    $ 17.2     $  3.5
  Average Interest Rate          6%     -                   8%        7%         7%
Other
  Amount                    $  1.2      -        -          -    $  1.2     $  1.1
  Average Interest Rate          3%                                   3%         3%
*After-tax

      Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      The Company has the following contractual obligations and other commitments (000,000) as of December 31, 2005:

                            Total        Less than 1 Year       1-3 Years       After 3 Years
                            ------       ----------------       ---------       -------------
Long-term debt              $    -            $    -              $   -             $   -
Operating leases               1.1               0.6                0.4               0.1
Purchase obligations*         43.5              43.5                  -                 -
Dividends payable             14.0              14.0                  -                 -
                            ------       ----------------       ---------       -------------
                            $ 58.6            $ 58.1              $ 0.4             $ 0.1
                            ======       ================       =========       =============

     *Primarily for inventory parts, capital equipment and new facilities.

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

      Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2005, to be temporary in nature.

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

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      See "Market Risk Disclosure" in Management's Discussion and Analysis (Item
7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 24 through 38 following the signature page:

      Report of Independent Registered Public Accounting Firm

      Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

      Consolidated Balance Sheets as of December 31, 2005 and 2004

      Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Shareholders' Investment for the years ended December 31, 2005, 2004 and 2003

      Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

      Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

                                                Quarterly Results of Operations
                                             (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------
                               First                   Second                  Third                    Fourth
                          2005       2004        2005         2004       2005        2004          2005       2004
--------------------------------------------------------------------------------------------------------------------
Net Sales              $ 127,642   $ 129,328   $ 132,384   $ 129,646   $ 138,115   $ 120,457   $ 138,343   $ 126,236
Gross Profit              48,053      54,884      49,566      54,455      51,196      47,702      49,826      50,704
Operating Income          33,236      40,696      33,756      40,029      35,293      33,393      34,009      35,948
Net Income                25,933      29,815      26,041      28,985      27,936      25,225      29,618      28,631
Earnings Per Share*    $     .17   $     .19   $     .17   $     .18   $     .18   $     .16   $     .19   $     .18
--------------------------------------------------------------------------------------------------------------------

*Diluted; adjusted for 2-for-1 stock split in May 2005.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES.

      As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2005, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on management's assessment, which is included on page 25 hereof.

ITEM 9B. OTHER INFORMATION.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company's fiscal year end, December 31, 2005 (the "Proxy Statement"), is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Board of Directors determinations concerning whether at least one member of the Audit Committee is an "audit committee financial expert" as that term is defined under Item 401 (h) of Regulation S-K appearing under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

      The Company has adopted a code of ethics that applies to its principal executive officer and senior financial officers. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464. The Company intends to satisfy the disclosure requirement under
Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company's website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)   1. Financial Statements. See Item 8.

         2. Financial Statements Schedules. None required or not applicable.

         3. Exhibits. See Exhibit Index located on page 38.

   (b)   See (a) above.

   (c)   See (a) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2006           GENTEX CORPORATION

                                   By:    /s/ Fred Bauer
                                          --------------------------------------
                                          Fred Bauer, Chairman and Principal
                                          Executive Officer

                                   and
                                          /s/ Enoch Jen
                                          --------------------------------------
                                          Enoch Jen, Vice President-Finance and
                                          Principal Financial and Accounting
                                          Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of February, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

      Each Director of the registrant whose signature appears below hereby appoints Enoch Jen and Garth Deur, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer                           Director
-----------------------------------
Fred Bauer

/s/ Gary Goode                           Director
-----------------------------------
Gary Goode

/s/ Kenneth La Grand                     Director
-----------------------------------
Kenneth La Grand

/s/ Arlyn Lanting                        Director
-----------------------------------
Arlyn Lanting

/s/ John Mulder                          Director
-----------------------------------
John Mulder

/s/ Rande Somma                          Director
-----------------------------------
Rande Somma

/s/ Fred Sotok                           Director
-----------------------------------
Fred Sotok

/s/ Wallace Tsuha                        Director
-----------------------------------
Wallace Tsuha

/s/ Leo Weber                            Director
-----------------------------------
Leo Weber

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gentex Corporation:

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gentex Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Gentex Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Gentex Corporation and subsidiaries and our report dated February 8, 2006 expressed an unqualified opinion thereon.

                              /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2006

                       GENTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2005 AND 2004

ASSETS
                                                     2005             2004
                                                -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                    $ 439,681,693    $ 395,538,719
   Short-term investments                          67,331,928       99,341,541
   Accounts receivable                             60,924,437       56,092,330
   Inventories                                     39,836,822       30,600,789
   Prepaid expenses and other                      11,212,647       11,035,715
                                                -------------    -------------

      Total current assets                        618,987,527      592,609,094

PLANT AND EQUIPMENT:
   Land, buildings and improvements                57,544,173       56,434,237
   Machinery and equipment                        196,878,770      176,798,924
   Construction-in-process                         40,858,633       14,485,664
                                                -------------    -------------
                                                  295,281,576      247,718,825
   Less-Accumulated depreciation
      and amortization                           (131,251,235)    (112,069,706)
                                                -------------    -------------
                                                  164,030,341      135,649,119
OTHER ASSETS:
   Long-term investments                          132,524,966      122,174,030
   Patents and other assets, net                    7,102,968        6,427,185
                                                -------------    -------------
                                                  139,627,934      128,601,215
                                                -------------    -------------

                                                $ 922,645,802    $ 856,859,428
                                                =============    =============
 LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                     2005             2004
                                                -------------    -------------
 CURRENT LIABILITIES:
    Accounts payable                            $  23,607,927    $  19,849,569
    Accrued liabilities:
         Salaries, wages and vacation               3,798,648        3,433,657
         Income taxes                               2,739,364          548,579
         Royalties                                  7,467,491        6,689,723
         Dividends declared                        14,043,959       13,237,348
         Other                                      6,430,870        7,097,382
                                                -------------    -------------

             Total current liabilities             58,088,259       50,856,258

 DEFERRED INCOME TAXES                             22,962,168       22,723,198

 SHAREHOLDERS' INVESTMENT:
     Preferred stock, no par value,
         5,000,000 shares authorized; none
         issued or outstanding                              -                -
     Common stock, par value $.06 per share;
          400,000,000 shares authorized             9,362,639        4,672,005
     Additional paid-in capital                   194,476,306      175,266,114
     Retained earnings                            623,301,775      591,546,326
     Deferred compensation                         (4,847,659)      (5,407,851)
     Accumulated other comprehensive income:
          Unrealized gain on investments           18,795,360       15,558,180
          Cumulative translation adjustment           506,954        1,645,198
                                                -------------    -------------
             Total shareholders' investment       841,595,375      783,279,972
                                                -------------    -------------

                                                $ 922,645,802    $ 856,859,428
                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                    2005             2004             2003
                                                -------------    -------------    -------------
NET SALES                                       $ 536,483,974    $ 505,666,335    $ 469,019,365

COST OF GOODS SOLD                                337,843,632      297,920,747      272,518,466
                                                -------------    -------------    -------------

      Gross profit                                198,640,342      207,745,588      196,500,899

OPERATING EXPENSES:
      Engineering, research and development        35,059,401       30,833,627       26,613,770
      Selling, general and administrative          27,286,404       26,845,748       23,311,853
                                                -------------    -------------    -------------

          Total operating expenses                 62,345,805       57,679,375       49,925,623
                                                -------------    -------------    -------------

      Income from operations                      136,294,537      150,066,213      146,575,276

OTHER INCOME:
      Interest and dividend income                 20,289,908       10,642,129       10,241,276
      Other, net                                    3,310,066        5,024,176        1,347,643
                                                -------------    -------------    -------------

          Total other income                       23,599,974       15,666,305       11,588,919
                                                -------------    -------------    -------------

      Income before provision
        for income taxes                          159,894,511      165,732,518      158,164,195

PROVISION FOR INCOME TAXES                         50,367,000       53,076,000       51,403,000
                                                -------------    -------------    -------------

NET INCOME                                      $ 109,527,511    $ 112,656,518    $ 106,761,195
                                                =============    =============    =============

EARNINGS PER SHARE:
      Basic                                     $        0.70    $        0.73    $        0.70
                                                =============    =============    =============
      Diluted                                   $        0.70    $        0.72    $        0.69
                                                =============    =============    =============

Cash Dividends Declared per Share               $        0.35    $        0.32    $        0.15

      The accompanying notes are an integral part of these consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                               Common Stock     Common Stock    Additional Paid-In
                                                                                   Shares          Amount             Capital
---------------------------------------------------------------------------    ---------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                                   76,221,370    $ 4,573,282         $123,923,391

Issuance of common stock and the tax benefit of stock plan transactions            1,234,446         74,067           29,631,534
Repurchases of common stock                                                         (415,000)       (24,900)            (680,600)
Dividends declared ($.15 per share)                                                        -              -                    -
Amortization of deferred compensation                                                      -              -                    -
Comprehensive income:
  Net income                                                                               -              -                    -
  Other comprehensive income (loss):
    Foreign currency translation adjustment                                                -              -                    -
    Unrealized gain on investments, net of tax of $9,559,401                               -              -                    -
      Other comprehensive income                                                           -              -                    -
        Comprehensive income                                                               -              -                    -
                                                                               ---------------------------------------------------
BALANCE AS OF DECEMBER 31, 2003                                                   77,040,816      4,622,449          152,874,325

Issuance of common stock and the tax benefit of stock plan transactions              825,935         49,556           22,391,789
Dividends declared ($.32 per share)                                                        -              -                    -
Amortization of deferred compensation                                                      -              -                    -
Comprehensive income:
  Net income                                                                               -              -                    -
  Other comprehensive income (loss):
    Foreign currency translation adjustment                                                -              -                    -
    Unrealized gain on investments, net of tax of $2,098,093                               -              -                    -
      Other comprehensive income                                                           -              -                    -
        Comprehensive income                                                               -              -                    -
                                                                               ---------------------------------------------------
BALANCE AS OF DECEMBER 31, 2004                                                   77,866,751      4,672,005          175,266,114

Issuance of common stock and the tax benefit of stock plan transactions            1,652,948         99,177           25,641,802
2 for 1 Common Stock Split                                                        78,020,342      4,681,221           (4,681,221)
Repurchases of common stock                                                       (1,496,059)       (89,764)          (1,750,389)
Dividends declared ($.35 per share)                                                        -              -                    -
Amortization of deferred compensation                                                      -              -                    -
Comprehensive income:
  Net income                                                                               -              -                    -
  Other comprehensive income (loss):
    Foreign currency translation adjustment                                                -              -                    -
    Unrealized gain on investments, net of tax of $1,743,097                               -              -                    -
      Other comprehensive income                                                           -              -                    -
        Comprehensive income                                                               -              -                    -
                                                                               ---------------------------------------------------
BALANCE AS OF DECEMBER 31, 2005                                                  156,043,982     $9,362,639         $194,476,306
                                                                               ===================================================
                                                                                                  Accumulated Other      Total
                                              Comprehensive       Retained         Deferred        Comprehensive      Shareholders'
                                              Income (Loss)       Earnings       Compensation      Income (Loss)       Investment
--------------------------------------------  -------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2002                                 $ 454,201,443     ($3,042,935)         ($6,014,819)   $ 573,640,362

Issuance of common stock and the tax
  benefit of stock plan transactions                                        -      (2,733,723)                   -       26,971,878
Repurchases of common stock                                        (9,541,310)              -                    -      (10,246,810)
Dividends declared ($.15 per share)                               (23,062,503)              -                    -      (23,062,503)
Amortization of deferred compensation                                               1,118,208                    -        1,118,208
Comprehensive income:
  Net income                                  $ 106,761,195       106,761,195               -                    -      106,761,195
  Other comprehensive income (loss):
    Foreign currency translation adjustment         707,827                 -                                    -                -
    Unrealized gain on investments, net of
        tax of $9,559,401                        17,753,174                 -               -                    -                -
      Other comprehensive income              -------------
        Comprehensive income                     18,461,001                 -                           18,461,001       18,461,001
                                              -------------
                                              $ 125,222,196                 -               -                    -                -
BALANCE AS OF DECEMBER 31, 2003               -------------------------------------------------------------------------------------
                                                                  528,358,825      (4,658,450)          12,446,182      693,643,331
Issuance of common stock and the tax
  benefit of stock plan transactions
  Dividends declared ($.32 per share)                                       -      (2,323,123)                   -       20,118,222
Amortization of deferred compensation                             (49,469,017)              -                    -      (49,469,017)
Comprehensive income:                                                       -       1,573,722                    -        1,573,722
  Net income
  Other comprehensive income (loss):          $ 112,656,518       112,656,518               -                    -      112,656,518
    Foreign currency translation adjustment
    Unrealized gain on investments, net
      of tax of $2,098,093                          860,738                 -               -                    -                -
      Other comprehensive income                  3,896,458                 -               -                    -                -
        Comprehensive income                  -------------
                                                  4,757,196                 -               -            4,757,196        4,757,196
                                              -------------
BALANCE AS OF DECEMBER 31, 2004               $ 117,413,714                 -               -                    -                -
                                              -------------------------------------------------------------------------------------
Issuance of common stock and the tax
  benefit of stock plan transactions
  2 for 1 Common Stock Split                                      591,546,326      (5,407,851)          17,203,378      783,279,972
Repurchases of common stock
Dividends declared ($.35 per share)                                         -      (1,069,507)                   -       24,671,472
Amortization of deferred compensation                                                                                             -
Comprehensive income:                                             (23,374,420)              -                    -      (25,214,573)
  Net income                                                      (54,397,642)              -                    -      (54,397,642)
  Other comprehensive income (loss):                                        -       1,629,699                    -        1,629,699
    Foreign currency translation adjustment
    Unrealized gain on investments,
      net of tax of $1,743,097                $ 109,527,511       109,527,511               -                    -      109,527,511
      Other comprehensive income
        Comprehensive income                     (1,138,244)                -               -                    -                -
                                                  3,237,180                 -               -                    -                -
                                              -------------
BALANCE AS OF DECEMBER 31, 2005                   2,098,936                 -               -            2,098,936        2,098,936
                                              -------------
                                              $ 111,626,447                 -               -                    -                -
                                              -------------------------------------------------------------------------------------
                                                                $ 623,301,775     ($4,847,659)        $ 19,302,314    $ 841,595,375
                                                                ===================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                   2005              2004             2003
                                                                -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $ 109,527,511    $ 112,656,518    $ 106,761,195
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                 Depreciation and amortization                     23,823,327       21,740,832       20,426,207
                 Loss on disposal of assets                           420,522           88,679           75,626
                 Gain on sale of investments                       (5,710,679)      (5,655,756)      (5,181,804)
                 Loss on sale of investments                        2,511,060        2,351,347        6,228,566
                 Deferred income taxes                             (2,172,589)       2,403,593        1,951,787
                 Amortization of deferred compensation              1,629,699        1,573,722        1,118,208
                 Tax benefit of stock plan transactions             3,180,230        3,511,622        5,511,458
                 Change in operating assets and liabilities:
                     Accounts receivable                           (4,832,107)       2,863,493      (23,065,443)
                     Inventories                                   (9,236,033)      (9,662,093)      (3,196,687)
                     Prepaid expenses and other                       491,532          627,997       (3,910,441)
                     Accounts payable                               3,758,358        1,590,458        6,465,385
                     Accrued liabilities                            2,853,627       (2,721,956)       3,398,938
                                                                -------------    -------------    -------------
                            Net cash provided by
                               operating activities               126,244,458      131,368,456      116,582,995
                                                                -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in held-to-maturity securities:
          Sales proceeds                                                    -                -                -
          Maturities and calls                                              -                -       57,571,539
          Purchases                                                         -                -     (122,262,019)
      Activity in available-for-sale securities:
          Sales proceeds                                           30,057,962       31,101,380      120,578,082
          Maturities and calls                                    101,159,061       78,792,849       91,489,195
          Purchases                                              (101,378,452)    (105,551,220)     (87,494,979)
      Plant and equipment additions                               (53,533,235)     (30,535,174)     (22,248,009)
      Proceeds from sale of plant and equipment                     1,141,013           56,500           72,000
      Increase in other assets                                     (2,046,876)      (1,001,902)        (167,174)
                                                                -------------    -------------    -------------
                            Net cash provided by (used for)
                              investing activities               (24,600,527)      (27,137,567)      37,538,635
                                                                -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock from stock plan transactions        21,491,243       16,606,601       21,460,422
      Cash dividends paid                                         (53,777,627)     (47,961,742)     (11,506,382)
      Repurchases of common stock                                 (25,214,573)               0      (10,246,810)
                                                                -------------    -------------    -------------
                            Net cash provided by (used for)
                               financing activities               (57,500,957)     (31,355,141)        (292,770)
                                                                -------------    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          44,142,974       72,875,748      153,828,860

CASH AND CASH EQUIVALENTS,
      Beginning of year                                           395,538,719      322,662,971      168,834,111
                                                                --------------   -------------    -------------

CASH AND CASH EQUIVALENTS,
      End of year                                               $ 439,681,693    $ 395,538,719    $ 322,662,971
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

   Investments

   At December 31, 2005, investment securities are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment.

   The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2005 and 2004:


                                                      Unrealized
                                             -----------------------------
2005                           Cost             Gains            Losses        Market Value
--------------------------------------------------------------------------------------------
U.S. Government            $  23,024,332     $          -     $    (33,462)    $  22,990,870
Certificates of Deposit       26,200,000                -                -        26,200,000
Corporate Bonds               17,288,250                -          (93,899)       17,194,351
Other Fixed Income             1,215,708                -                -         1,215,708
Equity                       103,212,665       30,802,826       (1,759,526)      132,255,965
                           -------------     ------------     -------------    -------------
                           $ 170,940,955     $ 30,802,826     $ (1,886,887)    $ 199,856,894
                           =============     ============     ============     =============

2004                            Cost             Gains           Losses        Market Value
--------------------------------------------------------------------------------------------
U.S. Government            $  65,426,060     $          -     $   (188,580)    $  65,237,480
Municipal Bonds                4,039,922               65           (1,663)        4,038,324
Certificates of Deposit       32,034,061                -                -        32,034,061
Corporate Bonds                3,403,497           80,466                -         3,483,963
Other Fixed Income             1,054,716                -                -         1,054,716
Equity                        91,621,653       24,934,095         (888,721)      115,667,027
                           -------------     ------------     ------------      ------------
                           $ 197,579,909     $ 25,014,626     $ (1,078,964)    $ 221,515,571
                           =============     ============     ============     =============

Unrealized losses on investments as of December 31, 2005, are as follows:

                            Aggregate Unrealized Losses       Aggregate Fair Value
                            ---------------------------       --------------------
Less than one year                 $ 1,271,885                   $ 50,872,689
Greater than one year                  615,002                      1,967,136

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

   Management has reviewed the unrealized losses in the Company's fixed-income and equity securities as of December 31, 2005, and has determined that they are temporary in nature; accordingly, no losses have been recognized in income as of December 31, 2005.

   Fixed income securities as of December 31, 2005, have contractual maturities as follows:

Due within one year                  $ 67,432,022
Due between one and five years            296,268
Due over five years                             -
                                     ------------
                                     $ 67,728,290
                                     ============

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2005 and 2004.

Inventories

Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2005 and 2004:

                           2005                 2004
                      ---------------      -------------
Raw materials         $  24,628,200        $ 18,102,873
Work-in-process           3,739,394           3,894,864
Finished goods           11,469,228           8,603,052
                      -------------        ------------
                      $  39,836,822        $ 30,600,789
                      =============        ============

   Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2005 and 2004.

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

   Patents

   The Company's policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,218,000 and $3,069,000 at December 31, 2005 and 2004,
      respectively. At December 31, 2005, patents had a weighted average amortization life of 13 years. Patent amortization expense was approximately $233,000, $193,000 and $150,000, in 2005, 2004 and 2003,
      respectively. For each of the next five years, patent amortization expense will approximate $238,000 annually.

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

   Advertising and Promotional Materials

   All advertising and promotional costs are expensed as incurred and amounted to approximately $1,458,000, $1,314,000 and $886,000, in 2005, 2004 and
      2003, respectively.

   Repairs and Maintenance

   Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $5,770,000, $5,171,000 and $4,169,000, in 2005, 2004 and
      2003, respectively.

   Self-Insurance

   The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.

   Product Warranty

   The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2005 and 2004. The Company does not offer extended warranties on its products.

   Earnings Per Share

   The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                         2005               2004               2003
                                                                     -------------      -------------      -------------
Numerators:
  Numerator for both basic and diluted EPS, net income               $ 109,527,511      $ 112,656,518      $ 106,761,195

Denominators:
  Denominator for basic EPS,
     weighted-average common shares outstanding                        155,438,834        154,321,342        153,169,752
  Potentially dilutive shares resulting from stock option plans          1,591,790          2,399,890          2,199,228
                                                                     -------------      -------------      -------------
  Denominator for diluted EPS                                          157,030,624        156,721,232        155,368,980
                                                                     =============      =============      =============

   For the years ended December 31, 2005, 2004 and 2003, 3,517,373, 1,512,782 and 537,988 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

Stock-Based Compensation Plans

At December 31, 2005, the Company had two stock option plans and an employee stock purchase plan, which are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                2005               2004              2003
                                                            -------------     -------------     -------------
Net income, as reported                                     $ 109,527,511     $ 112,656,518     $ 106,761,195
Deduct:  total stock-based employee  compensation
   expense determined under fair value-based method for
   all awards, net of tax effects                             (19,982,017)      (14,541,115)      (10,505,316)
                                                            -------------     -------------     -------------
Pro forma net income                                        $  89,545,494     $  98,115,403     $  96,255,879
                                                            =============     =============     =============
Earnings per share:

   Basic - as reported                                      $        0.70     $        0.73     $        0.70
   Basic - pro forma                                        $        0.58     $        0.64     $        0.63

   Diluted - as reported                                    $        0.70     $        0.72     $        0.69
   Diluted - pro forma                                      $        0.57     $        0.63     $        0.62

On March 30, 2005, in response to the required implementation of SFAS No.
      123(R), the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter, that otherwise would have been recognized as follows: $6.1 million in 2005; $4.5 million in 2006; $2.2 million in 2007 and $0.8 million in 2008-09. The objective of this Company action was primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R), effective January 1, 2006. In addition, the Company also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Stock-Based Compensation Plans, continued

   The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.1, 3.4 and 2.9 percent; expected dividend yields of 2.0,1.8 and 1.6 percent; expected lives of 4, 4 and 4 years; expected volatility of 36, 49 and 52 percent.

   The fair value of each option grant in the Nonemployee Director Stock Option
      Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.1, 4.9 and 4.0 percent; expected dividend yields of 1.9, 1.7 and 1.5 percent; expected lives of 9, 9 and 9 years; expected volatility of 42, 49 and 52 percent.

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

   New Accounting Standards

   On December 16, 2004, the Financial Accounting Standards Board (FASB) issued
      SFAS Statement No. 123(R), "Share-Based Payment," which required all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and was effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the U.S. Securities and Exchange Commission announced that companies will be allowed to implement SFAS No. 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company adopted a fair-value based method of accounting for stock-based employee compensation effective January 1, 2006. Proforma quarterly earnings and certain Company actions taken in response to SFAS No. 123(R) are disclosed in Note 1.

   The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of Statement 123 as previously disclosed with the exception of the accelerated vesting of certain stock options. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

(2) LINE OF CREDIT

   The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2005 or 2004. No compensating balances are required under this line.

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

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3) INCOME TAXES, continued

   The components of the provision for income taxes are as follows:

                                   2005             2004             2003
                               ------------     ------------     -------------
Currently payable:
   Federal                     $ 52,375,000     $ 50,497,000     $  48,976,000
   State                           (246,000)         167,000           501,000
   Foreign                          411,000            8,000           (26,000)
                               ------------     ------------     -------------
 Total                           52,540,000       50,672,000        49,451,000
                               ------------     ------------     -------------
Net deferred:
 Primarily federal               (2,173,000)       2,404,000         1,952,000
                               ------------     ------------     -------------
Provision for income taxes     $ 50,367,000     $ 53,076,000     $  51,403,000
                               ============     ============     =============

   The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $3,180,000, $3,512,000 and $5,511,000, in 2005, 2004 and 2003,
      respectively, and were recognized as an adjustment of additional paid-in capital.

   The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                          2005     2004      2003
                                                          ----     -----     -----
Statutory federal income tax rate                         35.0%     35.0%     35.0%
State income taxes, net of federal income tax benefit     (0.1)      0.1       0.3
Foreign source exempted income                            (2.4)     (2.8)     (2.5)
Domestic production exclusion                             (0.9)        -         -
Tax-exempt investment income                              (0.6)     (0.2)     (0.2)
Other                                                      0.5      (0.1)     (0.1)
                                                          ----     -----     -----
Effective income tax rate                                 31.5%     32.0%     32.5%
                                                          ====     =====     =====

   The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2005 and 2004, are as follows:

                                                      2005                               2004
                                          ------------------------------      -----------------------------
                                            Current         Non-Current         Current        Non-Current
                                          ------------     -------------      -----------     -------------
Assets:
   Accruals not currently deductible      $  2,755,501     $     164,603      $ 2,669,471     $     182,403
   Deferred compensation                             -         1,294,506                -         1,268,652
   Other                                     2,056,759             5,010        1,414,883             5,209
                                          ------------     -------------      -----------     -------------
Total deferred income tax assets             4,812,260         1,464,119        4,084,354         1,456,264

Liabilities:
   Excess tax over book depreciation                 -       (13,286,196)               -       (14,947,063)
   Patent costs                                      -        (1,019,513)               -          (854,916)
   Unrealized gain on investments                    -       (10,120,578)               -        (8,377,483)
   Other                                      (713,923)                -         (654,481)                -
                                          ------------     -------------      -----------     -------------
Net deferred incomes taxes                $  4,098,337     $ (22,962,168)     $ 3,429,873     $ (22,723,198)
                                          ============     =============      ===========     =============

   Income taxes paid in cash were approximately $47,582,000, $48,556,000 and $46,243,000, in 2005, 2004 and 2003, respectively.

(4) EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2005, 2004 and 2003, the Company's contributions were approximately $1,601,000, $1,306,000 and $1,110,000, respectively.

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

   Under the Plan, one purchase Right automatically trades with each share of the Company's common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $55, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company's common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.0025 per Right and, unless earlier redeemed, will expire on March 29, 2011. Rights beneficially owned by holders of 15 percent or more of the Company's common stock, or their transferees, automatically become void.

(6) STOCK-BASED COMPENSATION PLANS

   In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved, replacing a prior plan. The Company has sold to employees 135,409 shares, 111,808 shares and 95,810 shares under the plans in 2005, 2004 and 2003, respectively, and has sold a total of 310,251 shares under the new plan through December 31, 2005. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2005, 2004 and 2003, was approximately $14.97, $16.28 and $13.96, respectively.

   In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 4,250,733 shares (net of shares from canceled options) under the new plan through December 31, 2005. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after three to seven years.

    A summary of the status of the Company's employee stock option plan at December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the table and narrative below:

                                            2005                      2004                       2003
                                     --------------------      ---------------------      ---------------------
                                     Shares     Wtd. Avg.      Shares      Wtd. Avg.      Shares      Wtd. Avg.
                                     (000)      Ex. Price      (000)       Ex. Price      (000)       Ex. Price
                                     ------     ---------      ------      ---------      ------      ---------
Outstanding at Beginning of Year     10,586       $    16       9,102       $     14       8,540       $     12
Granted                               1,931            17       2,864             19       2,598             17
Exercised                            (1,580)           12      (1,258)            12      (1,964)            10
Forfeited                              (427)           18        (122)            16         (72)            14
                                     ------     ---------      ------      ---------      ------      ---------
Outstanding at End of Year           10,510            17      10,586             16       9,102             14
                                     ------     ---------      ------      ---------      ------      ---------
Exercisable at End of Year            7,440       $    17       3,988       $     14       3,190       $     13
Weighted Avg. Fair Value
     of Options Granted                           $     4                   $      7                   $      7

Options Outstanding and Exercisable by Price Range As of December 31, 2005:

                                                                                            Options Exercisable
                            Options Outstanding                                        -----------------------------------
----------------------------------------------------------------------------------         Shares         Weighted Average
   Range of          Shares Outstanding         Remaining         Weighted Average       Exercisable         Exercise
Exercise Prices            (000)             Contractual Life      Exercise Price           (000)              Price
---------------      ------------------      ----------------     ----------------     --------------     ----------------
  $ 1 - $14                2,410                    2                   $ 13                   1,905           $ 13
  $15 - $17                3,014                    3                     15                   1,613             15
  $18 - $19                2,786                    4                     18                   1,991             18
  $20 - $22                2,300                    4                     21                   1,931             21
                     ------------------      ----------------     ----------------     --------------     ----------------
  Total                    10,510                   3                   $ 17                   7,440           $ 17

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6) STOCK-BASED COMPENSATION PLANS, continued

   The Company has a Nonemployee Director Stock Option Plan covering 1,000,000 shares that was approved, replacing a prior plan. The Company has granted options on 309,240 shares (net of shares from canceled options) under the current plan through December 31, 2005. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

   A summary of the status of the plan at December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the table and narrative below:

                                            2005                     2004                   2003
                                      -------------------     ---------------------    -------------------
                                      Shares    Wtd. Avg.     Shares      Wtd. Avg.    Shares    Wtd. Avg.
                                       (000)    Ex. Price      (000)      Ex. Price     (000)    Ex. Price
                                      -----     ---------     ------      ---------    ------     ---------
Outstanding at Beginning of Year        510       $    13       626         $     9      848      $      7
Granted                                  48            18        96              18      106            16
Exercised                              (101)           10      (212)              5     (328)            5
Expired                                 (12)           18         -               -        -             -
                                      -----     ---------     -----       ---------    -----     ---------
Outstanding at End of Year              445            14       510              13      626             9
                                      -----     ---------     -----       ---------    -----     ---------
Exercisable at End of Year              445       $    14       510         $    13      620      $      9
Weighted Avg. Fair Value
  of Options Granted                              $     8                   $     9               $     10

Options Outstanding and Exercisable by Price Range As of December 31, 2005:

                                                                                         Options Exercisable
                             Options Outstanding                                  ---------------------------------
------------------------------------------------------------------------------       Shares        Weighted Average
    Range of        Shares Outstanding        Remaining       Weighted Average     Exercisable        Exercise
 Exercise Prices          (000)           Contractual Life     Exercise Price        (000)              Price
----------------    ------------------    ----------------    ----------------    -------------    ----------------
   $1  - $15              170                   2                 $  8                  170              $  8
   $16 - $22              275                   8                   17                  275                17
                    ------------------    ----------------    ----------------    -------------    ----------------
     Total                445                   6                 $ 14                  445              $ 14

   The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. During 2005, 2004 and 2003, 80,700, 122,520 and 156,200, shares, respectively, were granted with a restriction period of five years at market prices ranging from $15.93 to $19.50 in 2005, $17.37 to $21.10 in 2004 and $12.82 to $21.50 in 2003. The related expense is reflected as a deferred compensation component of shareholders' investment in the accompanying consolidated financial statements and is being amortized over the applicable restriction periods.

(7) STOCK SPLIT

   On April 1, 2005, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% common stock dividend to shareholders of record on May 6, 2005. The stock split increased the number of shares of common stock then outstanding from 78,020,342 to 156,040,684.

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

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(9) SEGMENT REPORTING

   SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
      Information," requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

                                       2005                2004               2003
                                  --------------      --------------      --------------
Revenue:
    Automotive Products
       United States              $  236,708,606      $  230,075,562      $  238,608,596
       Germany                        99,339,847          86,432,114          69,787,290
       Japan                          52,215,691          54,336,447          53,004,947
       Other                         124,532,388         112,306,599          84,913,322
    Fire Protection Products          23,687,442          22,515,613          22,705,210
                                  --------------      --------------      --------------
    Total                         $  536,483,974      $  505,666,335      $  469,019,365
                                  ==============      ==============      ==============

Income from Operations:
    Automotive Products           $  131,165,600      $  145,622,021      $  142,001,646
    Fire Protection Products           5,128,937           4,444,192           4,573,630
                                  --------------      --------------      --------------
    Total                         $  136,294,537      $  150,066,213      $  146,575,276
                                  ==============      ==============      ==============

Assets:
    Automotive Products           $  248,568,391      $  202,052,906      $  184,208,278
    Fire Protection Products           4,334,747           4,252,818           4,768,620
    Other                            669,742,664         650,553,704         573,552,868
                                  --------------      --------------      --------------
    Total                         $  922,645,802      $  856,859,428      $  762,529,766
                                  ==============      ==============      ==============

Depreciation & Amortization:
    Automotive Products           $   21,407,276      $   19,323,047      $   18,275,655
    Fire Protection Products             207,336             228,844             255,301
    Other                              2,208,715           2,188,941           1,895,251
                                  --------------      --------------      --------------
    Total                         $   23,823,327      $   21,740,832      $   20,426,207
                                  ==============      ==============      ==============

Capital Expenditures:
    Automotive Products           $   52,966,667      $   29,233,220      $   22,126,904
    Fire Protection Products             131,821             251,492              98,705
    Other                                434,747           1,050,462              22,400
                                  --------------      --------------      --------------
    Total                         $   53,533,235      $   30,535,174      $   22,248,009
                                  ==============      ==============      ==============

   Other assets are principally cash, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

   Automotive Products revenues in the "Other" category are sales to U.S.
      automotive manufacturing plants in Canada and Mexico, as well as other foreign automotive customers. Nearly all non-U.S. sales are invoiced and paid in U.S. dollars. During 2005, approximately 9% of the Company's net sales were invoiced and paid in European euros.

   During the years presented, the Company had four automotive customers, which individually accounted for 10% or more of net sales as follows:

                   Customer
           ----------------------
           #1        #2       #3        #4
           ---       ---      ---       --
2005       24%       14%      12%       11%
2004       31%       13%      13%        *
2003       38%       12%      13%        *

* less than 10%

                                  EXHIBIT INDEX

EXHIBIT NO.                                             DESCRIPTION                                                     PAGE
-----------     -------------------------------------------------------------------------------------------------     ---------
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

*10(b)(1)       Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective
                February 26, 2004) was included in Registrant's Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, and the same is hereby incorporated herein by reference, and the same became the Gentex Corporation Employee Stock
                Option Plan and was amended as of March 4, 2005 by the First Amendment to the Gentex
                Corporation Qualified Stock Option Plan, which amendment was included in the
                Registrant's Proxy Statement dated April 1, 2005, filed with the Commission on April
                1, 2005, and the same is incorporated herein by reference.

*10(b)(2)       Specimen form of Grant Agreement for the Gentex Corporation
                Qualified Stock Option Plan (as amended and restated, effective
                February 26, 2004 and as amended March 4, 2005), was filed as
                Exhibit 10(b)(3) to Registrant's Report on Form 10-Q dated
                November 1, 2005, and the same is hereby incorporated herein by reference.

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

21              List of Company Subsidiaries                                                                                  40

23(a)           Consent of Independent Registered Public Accounting Firm                                                      41

31.1            Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                                  42

31.2            Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                                  43

32              Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex
                Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).               44

*Indicates a compensatory plan or arrangement.