Form 10-Q
period 2006-03-31
GENTEX CORP
filed 2006-05-02
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006, OR

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

     _______________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  x    Accelerated Filer       Non-accelerated Filer
                        ---                     ---                         ---

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes         No   x
                                  -----      -----

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

                              Yes         No
                                  -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares Outstanding
            Class                at April 20, 2006
            -----               ------------------
Common Stock, $0.06 Par Value       153,758,286


                        Exhibit Index located at page 17
                                  Page 1 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31, 2006   December 31, 2005
                                                 --------------   -----------------
                                                   (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $431,919,985       $439,681,693
   Short-term investments                           47,434,718         67,331,928
   Accounts receivable, net                         70,415,718         60,924,437
   Inventories                                      39,120,664         39,836,822
   Prepaid expenses and other                       11,279,779         11,212,647
                                                  ------------       ------------
      Total current assets                         600,170,864        618,987,527

PLANT AND EQUIPMENT - NET                          170,335,847        164,030,341

OTHER ASSETS
   Long-term investments                           137,045,303        132,524,966
   Patents and other assets, net                     7,457,078          7,102,968
                                                  ------------       ------------
      Total other assets                           144,502,381        139,627,934
                                                  ------------       ------------
Total assets                                      $915,009,092       $922,645,802
                                                  ============       ============

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                               $ 22,340,036       $ 23,607,927
   Accrued liabilities                              50,648,278         34,480,332
                                                  ------------       ------------
      Total current liabilities                     72,988,314         58,088,259

DEFERRED INCOME TAXES                               23,855,817         22,962,168

SHAREHOLDERS' INVESTMENT
   Common stock                                      9,225,497          9,362,639
   Additional paid-in capital                      194,704,417        194,476,306
   Retained earnings                               592,407,486        623,301,775
   Other shareholders' investment                   21,827,561         14,454,655
                                                  ------------       ------------
      Total shareholders' investment               818,164,961        841,595,375
                                                  ------------       ------------
Total liabilities and shareholders' investment    $915,009,092       $922,645,802
                                                  ============       ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                     2006           2005
                                                 ------------   ------------
NET SALES                                        $139,020,593   $127,641,720
COST OF GOODS SOLD                                 90,787,885     79,588,903
                                                 ------------   ------------
   Gross profit                                    48,232,708     48,052,817

OPERATING EXPENSES:
   Engineering, research and development           10,159,168      7,977,385
   Selling, general & administrative                7,791,068      6,839,831
                                                 ------------   ------------
      Total operating expenses                     17,950,236     14,817,216
                                                 ------------   ------------
      Operating income                             30,282,472     33,235,601

OTHER INCOME:
   Interest and dividend income                     5,225,491      3,084,095
   Other, net                                       2,762,920      1,539,274
                                                 ------------   ------------
      Total other income                            7,988,411      4,623,369
                                                 ------------   ------------
      Income before provision for income taxes     38,270,883     37,858,970

PROVISION FOR INCOME TAXES                         11,899,826     11,926,000
                                                 ------------   ------------
NET INCOME                                       $ 26,371,057   $ 25,932,970
                                                 ============   ============
EARNINGS PER SHARE:
   Basic                                         $       0.17   $       0.17
   Diluted                                       $       0.17   $       0.17
Cash Dividends Declared per Share                       0.090          0.085

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For three months ended March 31,
                                                                   --------------------------------
                                                                         2006           2005
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 26,371,057   $ 25,932,970
   Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                                     6,689,711      5,894,059
      (Gain) loss on disposal of assets                                   (14,856)       140,683
      (Gain) loss on sale of investments                               (2,563,508)    (1,610,658)
      Deferred income taxes                                              (503,733)      (709,339)
      Amortization of deferred compensation                               426,937        446,193
      Stock based compensation expense related to employee
         stock options and employee stock purchases                     1,720,095              0
      Tax benefit of stock plan transactions                                    0        167,671
      Excess tax benefits from stock based compensation                   (76,044)             0
      Change in operating assets and liabilities:
         Accounts receivable, net                                      (9,491,281)    (7,286,099)
         Inventories                                                      716,158     (1,037,781)
         Prepaid expenses and other                                        46,950       (153,647)
         Accounts payable                                              (1,267,891)     4,434,164
         Accrued liabilities, excluding dividends declared             16,419,221     16,517,256
                                                                     ------------   ------------
            Net cash provided by operating activities                  38,472,816     42,735,472
                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                      (12,934,777)   (11,128,956)
   Proceeds from sale of plant and equipment                               19,276         21,000
  (Increase) decrease in investments                                   21,606,952      9,726,609
   Increase in other assets                                              (276,994)        92,645
                                                                     ------------   ------------
            Net cash provided by (used for) investing activities        8,414,457     (1,288,702)
                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions                6,464,243      2,601,715
   Cash dividends paid                                                (14,043,958)   (13,237,348)
   Repurchases of common stock                                        (47,145,310)             0
   Excess tax benefits from stock based compensation                       76,044              0
                                                                     ------------   ------------
            Net cash provided by (used for) financing activities      (54,648,981)   (10,635,633)
                                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    (7,761,708)    30,811,137

CASH AND CASH EQUIVALENTS,
   beginning of period                                                439,681,693    395,538,719
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                                     $431,919,985   $426,349,856
                                                                     ============   ============

     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2005 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2006, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  March 31, 2006   December 31, 2005
                  --------------   -----------------
Raw materials       $24,409,609       $24,628,200
Work-in-process       3,761,321         3,739,394
Finished goods       10,949,734        11,469,228
                    -----------       -----------
                    $39,120,664       $39,836,822
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

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                          Quarter Ended March 31,
                                        ---------------------------
                                            2006           2005
                                        ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income           $ 26,371,057   $ 25,932,970
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                        154,223,254    155,215,506
   Potentially dilutive shares
      resulting from stock plans           1,528,671      1,498,114
                                        ------------   ------------
   Denominator for diluted EPS           155,751,925    156,713,620
                                        ============   ============
Shares related to stock plans not
   included in diluted average common
   shares outstanding because their
   effect would be antidilutive            4,126,002      4,339,912

(6)  Stock-Based Compensation Plans

     At March 31, 2006, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan, which are described more fully below. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized

                       GENTEX CORPORATION AND SUBSIDIARIES
     no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2005, for additional information related to these stock-based compensation plans.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, were $1,720,095, $922,921, and $.01 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. Compensation cost capitalized as part of inventory for the three months ended March 31, 2006 was $80,568. The cumulative effect of the change in accounting for forfeitures was not material.

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, we revised our consolidated statement of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $76,044 of tax benefits from the exercise of stock options and vested restricted stock were reported as financing cash flows rather than operating cash flows.

     Net cash proceeds from the exercise of stock options and employee stock purchases were $6,340,969 for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises and vested restricted stock are $695,311 for the same period.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended March 31, 2005:

                                          Three Months Ended
                                            March 31, 2005
                                          ------------------
Net Income, as reported                      $ 25,932,970
Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method of all
   awards, net of tax effects                 (17,103,426)
                                             ------------
Pro forma net income                         $  8,829,544
                                             ============
Earnings per share:
   Basic - as reported                       $        .17
   Basic - pro forma                         $        .06
   Diluted - as reported                     $        .17
   Diluted - pro forma                       $        .06

                       GENTEX CORPORATION AND SUBSIDIARIES

     On March 30, 2005, in response to the required implementation of SFAS No. 123(R), the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter 2005, that otherwise would have been recognized as follows: $6.1 million in 2005; $4.5 million in 2006; $2.2 million in 2007 and $0.8 million in 2008-2009. The objective of this Company action was primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS 123(R), effective January 1, 2006. In addition, the Company also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

EMPLOYEE STOCK OPTION PLAN

     In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 4,628,133 shares (net of shares from canceled options) under the new plan through March 31, 2006. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after three to seven years.

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                          Three Months Ended
                                               March 31
                                          ------------------
                                            2006     2005
                                           ------   ------
Dividend Yield                               2.11%    2.13%
Expected Volatility                         30.76%   43.20%
Risk-free interest rate                      4.82%    4.06%
Expected term of options (in years)          4.37     4.37
Weighted-average grant-date fair value     $ 4.64   $ 5.46

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

     As of March 31, 2006, there was $9,263,785 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.4 years.

     A summary of the status of the Company's employee stock option plan at March 31, 2006, and changes during the quarter is presented in the table and narrative below:

                                                                        Aggregate
                                                        Weighted Avg.   Intrinsic
                                   Shares   Wtd. Avg.     Remaining       Value
                                    (000)   Ex. Price   Contract Life     (000)
                                   ------   ---------   -------------   ---------
Outstanding at Beginning of Year   10,510       $17
Granted                               404        17
Exercised                            (468)       12                      $ 2,173
Forfeited                             (27)       18
                                   ------       ---                      -------
Outstanding at End of Period       10,419        17        3.1 Yrs       $15,735
                                   ------       ---        -------       -------
Exercisable at End of Period        7,391       $17        2.7 Yrs       $11,714

                       GENTEX CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's non-vested stock option activity for the three months ended March 31, 2006 is presented in the table and narrative below:

                                                             Wtd. Avg.
                                                   Shares   Grant-Date
                                                    (000)   Fair value
                                                   ------   ----------
Non-vested stock options at beginning of quarter   3,069       $5.65
Granted                                              404        4.64
Vested                                              (433)       7.05
Forfeited                                            (12)       5.70
                                                   -----       -----
Non-vested stock options at end of quarter         3,028       $5.47

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was approved, replacing a prior plan. The Company has granted options on 309,240 shares (net of shares from canceled options) under the current plan through March 31, 2006. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     As of March 31, 2006, there was no unrecognized compensation cost related to these share-based payments.

     A summary of the status of the Company's Non-employee Director Stock Option Plan at March 31, 2006, and changes during the quarter is presented in the table and narrative below:

                                                                        Aggregate
                                                          Wtd. Avg.     Intrinsic
                                   Shares   Wtd. Avg.     Remaining       Value
                                    (000)   Ex. Price   Contract Life     (000)
                                   ------   ---------   -------------   ---------
Outstanding at Beginning of Year    445        $14
Granted                               0         --
Exercised                             0         --
Expired                              (0)        --
                                    ---        ---
Outstanding at End of Period        445         14         5.37 Yrs       $1,782
                                    ---        ---         --------       ------
Exercisable at End of Period        445        $14         5.37 Yrs       $1,782

     For the three months ended March 31, 2006, the Company did not have any non-vested stock option activity.

EMPLOYEE STOCK PURCHASE PLAN

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved, replacing a prior plan. The company has sold a total of 346,257 shares under the new plan through March 31, 2006. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2006 was approximately $14.76.

RESTRICTED STOCK PLAN

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded

                       GENTEX CORPORATION AND SUBSIDIARIES
     under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 506,240 shares outstanding as of March 31, 2006, and 22,860 shares were granted with a restriction period of five years at a market price of $17.09 during the 1st quarter 2006. As of March 31, 2006, the company has unearned stock-based compensation of $4,811,399 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods.

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                March 31, 2006   March 31, 2005
                --------------   --------------
Quarter Ended    $28,896,304       $23,788,586

(8) The decrease in common stock during the three months ended March 31, 2006, was primarily due to the repurchase of 2,803,548 shares for approximately $47,145,000, partially offset by the issuance of 517,852 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.09 per share cash dividend in the first quarter. The first quarter dividend of approximately $13,838,000, was declared on March 2, 2006, and was paid on April 21, 2006.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                Quarter Ended March 31,
                              ---------------------------
                                  2006           2005
                              ------------   ------------
Revenue:
   Automotive Products        $133,230,068   $121,959,968
   Fire Protection Products      5,790,525      5,681,752
                              ------------   ------------
   Total                      $139,020,593   $127,641,720
                              ============   ============
Operating Income:
   Automotive Products        $ 29,101,707   $ 31,976,839
   Fire Protection Products      1,180,765      1,258,762
                              ------------   ------------
   Total                      $ 30,282,472   $ 33,235,601
                              ============   ============

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     FIRST QUARTER 2006 VERSUS FIRST QUARTER 2005

     Net Sales. Net sales for the first quarter of 2006 increased by approximately $11,379,000, or 9%, when compared with the first quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $11,270,000, or 9%, in the first quarter of 2006, when compared with the first quarter last year, primarily due to a 12% increase in auto-dimming mirror unit shipments from approximately 3,030,000 in the first quarter of 2005 to 3,392,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2006 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 7% compared with the first quarter of the prior year, primarily due to increased penetration at General Motors and Asian transplant automakers, partially offset by reduced shipments to Chrysler and Ford. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 16% compared with the first quarter in 2005, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products increased 2% for the current quarter versus the same quarter of last year, primarily due to stronger sales of certain fire alarm products.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 62% in the first quarter of 2005 to 65% in the first quarter of 2006. This percentage increase primarily reflected the impact of automotive customer price reductions, the inability to leverage the Company's fixed overhead costs, and stock option expense. Each factor is estimated to have impacted cost of goods sold by 1 - 2 percentage points.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 27% and approximately $2,182,000, when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features, and stock option expensing. Excluding stock option expense, E, R & D expenses increased by 19%. Selling, general and administrative expenses increased 14% and approximately $951,000, for the current quarter, when compared with the first quarter of 2005. This increased expense primarily reflected stock option expensing and the continued expansion of the Company's overseas sales offices. Excluding stock option expense, S, G & A expenses increased by 6%.

     Total Other Income. Total other income for the current quarter increased by approximately $3,365,000 when compared with the first quarter of 2005, primarily due to increased interest income due to higher interest rates and realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to Extra Territorial Income Exclusion Act exempted taxable income, domestic production exclusion, tax-exempt investment income and stock option expense.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the three months ended March 31, 2006, decreased to $38,473,000, compared to $42,735,000, for the same period last year, primarily due to an increase in accounts receivable and a decrease in accounts payable. Capital expenditures for the three months ended March 31, 2006, increased to $12,935,000, compared to $11,129,000 for the same period last year, including the new facility construction.

     The Company currently expects that the construction of its fourth automotive manufacturing facility and a new technical center will be completed in the spring of 2006. The Company plans to invest approximately $35-40 million for the new facilities during 2004-2006, which will be funded from its cash and cash equivalents on hand.

     Accounts receivable as of March 31, 2006, increased approximately $9,491,000 compared to December 31, 2005. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Management considers the Company's working capital and long-term investments totaling approximately $664,228,000 as of March 31, 2006, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. During the quarter ended March 31, 2006, the Company repurchased approximately 2,804,000 shares at a cost of approximately $47,145,000. Approximately 2,870,000 shares remain authorized to be repurchased under the plan.

     CRITICAL ACCOUNTING POLICIES:

     The preparation of the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

     The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes there have been no changes in those critical accounting policies, except as noted below.

     Stock-based compensation

     The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements ("forfeitures") and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.

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

     The Company currently expects that auto-dimming mirror unit shipments will be approximately 10% higher in the second quarter and calendar year of 2006 compared with 2005. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2006 are approximately 15.8 million units for North America, 20.2 million for Europe and 14.2 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended March 31, 2006, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2005.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

     The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth and margins. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. The automotive industry is experiencing increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels due to loss of market share, supplier bankruptcies, and commodity material cost increases.

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

     NON-GAAP FINANCIAL MEASURE:

     The financial information provided, including earnings, is in accordance with GAAP (generally accepted accounting principles). Still, the Company believes it is useful to provide non-GAAP earnings to exclude the effect of SFAS 123(R). This non-GAAP financial measure allows investors to evaluate current performance in relation to historic performance without considering this non-cash charge.

     The Company's management uses this non-GAAP information internally to help assess performance in the current period versus prior periods. Disclosure of non-GAAP earnings to exclude the effect of SFAS 123(R) has economic substance because the excluded expenses do not represent current or future cash expenditures.

     A reconciliation of non-GAAP earnings, to exclude the effect of SFAS 123(R), to GAAP earnings can be found in the following financial table. The use of non-GAAP earnings is intended to supplement, not to replace, presentation of GAAP earnings. Like all non-GAAP financial measures, non-GAAP earnings are subject to inherent limitations because all of the expenses required by GAAP are not included. The limitations are compensated by the fact that non-GAAP earnings are not relied on exclusively, but are used to simply supplement GAAP earnings.

                       STATEMENTS OF INCOME RECONCILIATION
                          NON-GAAP MEASUREMENT TO GAAP:
                                  (unaudited)

                                                                                                                     Non-
                                                                                                            GAAP     GAAP
                                                 Three Months Ended March 31, 2006                          2006     2006
                                           ---------------------------------------------                     vs.      vs.
                                                                            (Non-GAAP       (unaudited)     2005     2005
                                                          Stock Option   Excluding Stock   Quarter Ended      %       %
                                               GAAP          Expense     Option Expense)     3/31/2005     Change   Change
                                           ------------   ------------   ---------------   -------------   ------   ------
Net sales                                  $139,020,593   $          0    $139,020,593     $127,641,720      8.9%     8.9%
Costs and Expenses
   Costs of Goods Sold                       90,787,885       (542,254)     90,245,631       79,588,903     14.1%    13.4%
   Engineering, Research & Development       10,159,168       (657,710)      9,501,458        7,977,385     27.3%    19.1%
   Selling, General & Administrative          7,791,068       (520,131)      7,270,937        6,839,831     13.9%     6.3%
   Other Expense (Income)                    (7,988,411)             0      (7,988,411)      (4,623,369)    72.8%    72.8%
                                           ------------   ------------    ------------     ------------
Total Costs and Expenses                    100,749,710     (1,720,095)     99,029,615       89,782,750     12.2%    10.3%
                                           ------------   ------------    ------------     ------------
Income Before Provision for Income Taxes     38,270,883      1,720,095      39,990,978       37,858,970      1.1%     5.6%
Provision for Income Taxes                   11,899,826        797,174      12,697,000       11,926,000     -0.2%     6.5%
                                           ------------   ------------    ------------     ------------
Net Income                                 $ 26,371,057   $    922,921    $ 27,293,978     $ 25,932,970      1.7%     5.2%
                                           ============   ============    ============     ============
Earnings Per Share:
   Basic                                   $       0.17   $       0.01    $       0.18     $       0.17
   Diluted                                 $       0.17   $       0.01    $       0.18     $       0.17
Weighted Average Shares:
   Basic                                    154,223,254    154,223,254     154,223,254      155,215,506
   Diluted                                  155,751,925    155,751,925     155,751,925      156,713,620

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2006, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Q was being prepared. During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting.

SAFE HARBOR STATEMENT:

     Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expenses on earnings, the ability to leverage fixed manufacturing overhead costs, unit shipment growth rates and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic recovery in the U.S. and in international markets, the pace of automotive production worldwide, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of newly introduced products (e.g. SmartBeam), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

     ITEM 1A. RISK FACTORS

     Information regarding risk factors appears in management's discussion and analysis of financial condition and results of operations in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A - Risk Factors of the Company's report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company's report form on Form 10-K.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Issuer Purchases of Equity Securities

     The following is a summary of share repurchase activity during the first quarter ended March 31, 2006:

                                                              Maximum Number
                  Total      Average     Total Number of      of Shares That
                  Number      Price    Shares Purchased As      May Yet Be
                Of Shares   Paid Per    Part of a Publicly   Purchased Under
    Period      Purchased     Share       Announced Plan        the Plan
    ------      ---------   --------   -------------------   ---------------
January 2006      475,952    $16.85           475,952           5,197,989
February 2006   1,630,596    $16.88         1,630,596           3,567,393
March 2006        697,000    $16.64           697,000           2,870,393
                ---------                   ---------
   Total        2,803,548                   2,803,548

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

     ITEM 6. EXHIBITS

          (a) See Exhibit Index on Page 17.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: May 2, 2006                       /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief Executive Officer


Date: May 2, 2006                       /s/ Enoch C. Jen
                                        ----------------------------------------
                                        Enoch C. Jen
                                        Senior Vice President and Chief
                                        Financial Officer Principal Financial
                                        and Accounting Officer

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

*10(b)(3)     Specimen form of Grant Agreement for the Gentex Corporation
              Qualified Stock Option Plan (as amended and restated, effective
              February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant's
              Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

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

EXHIBIT NO.   DESCRIPTION                                                          PAGE
-----------   -----------                                                          ----
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