Form 10-Q
period 2006-06-30
GENTEX CORP
filed 2006-08-01
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006, OR

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

                                  Yes       No  x
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

                                  Yes       No
                                      ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares Outstanding
            Class                at July 21, 2006
            -----               ------------------
Common Stock, $0.06 Par Value       146,828,652

                        Exhibit Index located at page 19

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30, 2006   December 31, 2005
                                           -------------   -----------------
                                            (Unaudited)        (Audited)
                 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                $326,302,964      $439,681,693
   Short-term investments                     56,226,643        67,331,928
   Accounts receivable, net                   70,508,025        60,924,437
   Inventories                                40,822,489        39,836,822
   Prepaid expenses and other                 12,037,673        11,212,647
                                            ------------      ------------
      Total current assets                   505,897,794       618,987,527
PLANT AND EQUIPMENT - NET                    180,695,166       164,030,341

OTHER ASSETS
   Long-term investments                     130,542,950       132,524,966
   Patents and other assets, net               7,357,744         7,102,968
                                            ------------      ------------
      Total other assets                     137,900,694       139,627,934
                                            ------------      ------------
Total assets                                $824,493,654      $922,645,802
                                            ============      ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                         $ 29,409,808      $ 23,607,927
   Accrued liabilities                        43,403,228        34,480,332
                                            ------------      ------------
      Total current liabilities               72,813,036        58,088,259
DEFERRED INCOME TAXES                         21,898,366        22,962,168
SHAREHOLDERS' INVESTMENT
   Common stock                                8,809,719         9,362,639
   Additional paid-in capital                194,688,318       194,476,306
   Retained earnings                         512,026,127       623,301,775
   Other shareholders' investment             14,258,088        14,454,655
                                            ------------      ------------
      Total shareholders' investment         729,782,252       841,595,375
                                            ------------      ------------
Total liabilities and
   shareholders' investment                 $824,493,654      $922,645,802
                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                           ---------------------------   ---------------------------
                                               2006           2005           2006           2005
                                           ------------   ------------   ------------   ------------
NET SALES                                  $142,391,231   $132,384,445   $281,411,824   $260,026,165
COST OF GOODS SOLD                           91,494,753     82,818,876    182,282,638    162,407,779
                                           ------------   ------------   ------------   ------------
      Gross profit                           50,896,478     49,565,569     99,129,186     97,618,386
OPERATING EXPENSES:
   Engineering, research and development      9,962,629      8,798,430     20,121,797     16,775,815
   Selling, general
      & administrative                        7,512,959      7,011,298     15,304,027     13,851,129
                                           ------------   ------------   ------------   ------------
      Total operating expenses               17,475,588     15,809,728     35,425,824     30,626,944
                                           ------------   ------------   ------------   ------------
      Income from operations                 33,420,890     33,755,841     63,703,362     66,991,442
OTHER INCOME (EXPENSE)
   Interest and dividend income               5,161,146      4,038,564     10,386,637      7,122,659
   Other, net                                 1,517,113        221,645      4,280,033      1,760,919
                                           ------------   ------------   ------------   ------------
      Total other income                      6,678,259      4,260,209     14,666,670      8,883,578
                                           ------------   ------------   ------------   ------------
      Income before provision
         for income taxes                    40,099,149     38,016,050     78,370,032     75,875,020
PROVISION FOR INCOME TAXES                   12,863,099     11,975,000     24,762,925     23,901,000
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 27,236,050   $ 26,041,050   $ 53,607,107   $ 51,974,020
                                           ============   ============   ============   ============
EARNINGS PER SHARE:
      Basic                                $       0.18   $       0.17   $       0.35   $       0.33
      Diluted                              $       0.18   $       0.17   $       0.35   $       0.33
Cash Dividends Declared per Share          $       0.09   $      0.085   $       0.18   $       0.17

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For six months ended June 30,
                                                             -----------------------------
                                                                  2006           2005
                                                             -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  53,607,107   $ 51,974,020
   Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                             13,379,195     11,803,513
      (Gain) loss on disposal of assets                            (23,204)       154,501
      (Gain) loss on sale of investments                        (3,637,158)    (2,084,277)
      Deferred income taxes                                     (1,439,236)      (767,301)
      Amortization of deferred compensation                        840,428        876,714
      Stock based compensation expense related to employee
         stock options and employee stock purchases              3,469,890              0
      Tax benefit of stock plan transactions                             0      1,142,827
      Excess tax benefits from stock based compensation           (176,803)             0
      Change in operating assets and liabilities:
         Accounts receivable, net                               (9,583,588)    (5,887,843)
         Inventories                                              (985,667)    (3,901,436)
         Prepaid expenses and other                                 (9,102)        96,934
         Accounts payable                                        5,801,881     11,674,652
         Accrued liabilities, excluding dividends declared       9,845,897      5,597,963
                                                             -------------   ------------
            Net cash provided by
               operating activities                             71,089,640     70,680,267
                                                             -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                               (30,180,530)   (28,728,691)
   Proceeds from sale of plant and equipment                       294,361         24,400
  (Increase) decrease in investments                            15,465,915     (6,216,622)
   Increase in other assets                                        553,133       (915,916)
                                                             -------------   ------------
            Net cash provided by (used for)
               investing activities                            (13,867,121)   (35,836,829)
                                                             -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
      stock plan transactions                                    8,853,877      8,403,893
   Cash dividends paid                                         (27,882,204)   (26,493,842)
   Repurchases of common stock                                (151,749,724)             0
   Excess tax benefits from stock based compensation               176,803              0
                                                             -------------   ------------
            Net cash provided by (used for)
               financing activities                           (170,601,248)   (18,089,949)
                                                             -------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (113,378,729)    16,753,489
CASH AND CASH EQUIVALENTS,
   beginning of period                                         439,681,693    395,538,719
                                                             -------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                             $ 326,302,964   $412,292,208
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2006, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  June 30, 2006   December 31, 2005
                  -------------   -----------------
Raw materials      $23,791,242       $24,628,200
Work-in-process      4,170,927         3,739,394
Finished goods      12,860,320        11,469,228
                   -----------       -----------
                   $40,822,489       $39,836,822
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

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                        Quarter Ended June 30,      Six Months Ended June 30,
                                     ---------------------------   ---------------------------
                                         2006           2005           2006           2005
                                     ------------   ------------   ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income        $ 27,236,050   $ 26,041,050   $ 53,607,107   $ 51,974,020

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                     150,592,680    155,568,960    152,402,407    155,396,365
   Potentially dilutive shares
      resulting from stock plans          451,959      1,640,842        774,195      1,566,070
                                     ------------   ------------   ------------   ------------
   Denominator for diluted EPS        151,044,639    157,209,802    153,176,602    156,962,435
                                     ============   ============   ============   ============
Shares related to stock plans not
included in diluted average common
shares outstanding because their
effect would be antidilutive            7,559,775      3,357,767      5,580,488      4,132,273

(6)  Stock-Based Compensation Plans

     At June 30, 2006, the Company had two stock option plans, a restricted plan and an employee stock purchase plan, which are described more fully below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2005, for additional information related to these stock-based compensation plans.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the second quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the second quarter and six months ended June 30, 2006, were $1,749,795, $1,324,894, and $.01 lower, and $3,469,890, $2,247,815 and $.01 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. Compensation cost capitalized as part of inventory as of June 30, 2006, was $91,611. The cumulative effect of the change in accounting for forfeitures was not material.

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS 123(R), for the six months ended June 30, 2006, we revised our consolidated statement of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2006, $176,803 of tax benefits from the exercise of stock options and vested restricted stock were reported as financing cash flows rather than operating cash flows.

     Net cash proceeds from the exercise of stock options and employee stock purchases were $2,497,767 and $8,838,736, respectively, for the second quarter and six months ended June 30, 2006. The actual income tax benefit realized from stock option exercises and vested restricted stock are $209,568 and $904,879, respectively, for the same periods.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the second quarter and six months ended June 30, 2005:

                                       Three Months        Six
                                          Ended        Months Ended
                                      June 30, 2005   June 30, 2005
                                      -------------   -------------
Net Income, as reported                $26,041,050    $ 51,974,020

Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method of
   all awards, net of tax effects         (913,649)    (18,017,075)
                                       -----------    ------------
Pro forma net income                   $25,127,401    $ 33,956,945
                                       ===========    ============
Earnings per share:
   Basic - as reported                 $       .17    $        .33
   Basic - pro forma                   $       .16    $        .22
   Diluted - as reported               $       .17    $        .33
   Diluted - pro forma                 $       .16    $        .22

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

EMPLOYEE STOCK OPTION PLAN

     In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 5,001,353 shares (net of shares from canceled options) under the new plan through June 30, 2006. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after three to seven years.

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                           Three Months    Six Months Ended
                                          Ended June 30,       June 30,
                                         ---------------   ----------------
                                          2006     2005     2006      2005
                                         ------   ------   ------    ------
Dividend yield                             1.88%    1.87%    2.00%     2.00%
Expected volatility                       30.05%   42.26%   30.40%    42.73%
Risk-free interest rate                    5.17%    3.72%    5.00%     3.89%
Expected term of options (in years)        4.37     4.36     4.37      4.37
Weighted-average grant-date fair value   $ 3.90   $ 6.17   $ 4.27    $ 5.81

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

     As of June 30, 2006, there was $9,374,634 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.4 years.

     A summary of the status of the Company's employee stock option plan for the second quarter and six months ended June 30, 2006, and changes during the same periods, are presented in the table and narrative below:

                                               Three Months Ended                        Six Months Ended
                                                 June 30, 2006                            June 30, 2006
                                    ---------------------------------------  ----------------------------------------
                                                       Wtd. Avg.  Aggregate                     Wtd. Avg.  Aggregate
                                                       Remaining  Intrinsic                     Remaining  Intrinsic
                                    Shares  Wtd. Avg.   Contract    Value    Shares  Wtd. Avg.   Contract    Value
                                     (000)  Ex. Price     Life      (000)     (000)  Ex. Price     Life      (000)
                                    ------  ---------  ---------  ---------  ------  ---------  ---------  ---------
Outstanding at Beginning of Period  10,419     $17                           10,510     $17
Granted                                452      14                              856      15
Exercised                            (146)      13                  $  207    (614)      12                  $2,380
Forfeited                             (79)      18                            (106)      18
                                    ------     ---                           ------     ---                  ------
Outstanding at End of Period        10,646      17       3.0 Yrs    $2,153   10,646      17       3.0 Yrs    $2,153
                                    ------     ---       --- ---    ------   ------     ---       --- ---    ------
Exercisable at End of Period         7,532     $17       2.5 Yrs    $1,926    7,532     $17       2.5 Yrs    $1,926

                       GENTEX CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's non-vested employee stock option activity for the second quarter and six months ended June 30, 2006, are presented in the table and narrative below:

                                                   Three Months Ended     Six Months Ended
                                                     June 30, 2006         June 30, 2006
                                                  -------------------   -------------------
                                                            Wtd. Avg.             Wtd. Avg.
                                                  Shares   Grant Date   Shares   Grant Date
                                                   (000)   Fair Value    (000)   Fair Value
                                                  ------   ----------   ------   ----------
Non-vested stock options at beginning of period    3,028      5.47       3,069      5.65
Granted                                              452      3.90         856      4.25
Vested                                              (339)     7.05        (771)     7.05
Forfeited                                            (28)     5.74         (41)     5.73
                                                   -----      ----       -----      ----
Non-vested stock options at end of period          3,113      5.13       3,113      5.13

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was approved, replacing a prior plan. The Company has granted options on 357,240 shares (net of shares from canceled options) under the current plan through June 30, 2006. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     As of June 30, 2006, there was $195,198 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the balance of the 2006 calendar year.

     A summary of the status of the Company's Non-employee Director Stock Option Plan for the second quarter and six months ended June 30, 2006, and changes during the second quarter and six months ended June 30, 2006, are presented in the table and narrative below:

                                                          Three and Six Months Ended
                                                                 June 30, 2006
                                                  ------------------------------------------
                                                                       Wtd. Avg.   Aggregate
                                                                       Remaining   Intrinsic
                                                  Shares   Wtd. Avg.    Contract     Value
                                                   (000)   Ex. Price      Life       (000)
                                                  ------   ---------   ---------   ---------
Outstanding at Beginning of Period                 445        $14
Granted                                             48         15
Exercised                                          (40)         5                     $396
Forfeited                                           (0)        --
                                                   ---        ---
Outstanding at End of Period                       453         15       6.09 Yrs      $593
                                                   ---        ---       ----          ----
Exercisable at End of Period                       405        $15       5.64 Yrs      $593

                       GENTEX CORPORATION AND SUBSIDIARIES

     A summary of the status of the Company's non-vested non-employee director stock option plan activity for the second quarter and six months ended June 30, 2006 are presented in the table and narrative below:

                                                     Three and Six
                                                      Months Ended
                                                     June 30, 2006
                                                  -------------------
                                                            Wtd. Avg.
                                                  Shares   Grant Date
                                                   (000)   Fair Value
                                                  ------   ----------
Non-vested stock options at beginning of period      0        $  --
Granted                                             48         5.61
Vested                                               0           --
Forfeited                                            0           --
                                                   ---        -----
Non-vested stock options at end of period           48        $5.61

EMPLOYEE STOCK PURCHASE PLAN

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved, replacing a prior plan. The Company has sold a total of 384,248 shares under the new plan through June 30, 2006. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2006 was approximately $13.31.

RESTRICTED STOCK PLAN

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 533,990 shares outstanding as of June 30, 2006, and 95,610 shares were granted with a restriction period of five years at a market prices ranging from $14.00 to $17.09 year to date. As of June 30, 2006, the Company has unearned stock-based compensation of $5,168,728 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods.

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                   June 30, 2006   June 30, 2005
                   -------------   -------------
Quarter Ended       $24,835,305     $26,133,449
Six Months Ended    $53,731,609     $49,922,035

(8) The decrease in common stock during the six months ended June 30, 2006, was primarily due to the repurchase of 10,004,629 shares for approximately $151,750,000, partially offset by the issuance of 789,299 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.09 per share cash dividend in the first and second quarters. The second quarter dividend of approximately $13,215,000, was declared on May 25, 2006, and was paid on July 21, 2006.

                       GENTEX CORPORATION AND SUBSIDIARIES

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                 Quarter Ended June 30,      Six Months Ended June 30,
                              ---------------------------   ---------------------------
                                  2006           2005           2006           2005
                              ------------   ------------   ------------   ------------
Revenue:
   Automotive Products        $136,049,551   $126,124,967   $269,279,619   $248,084,935
   Fire Protection Products      6,341,680      6,259,478     12,132,205     11,941,230
                              ------------   ------------   ------------   ------------
   Total                      $142,391,231   $132,384,445   $281,411,824   $260,026,165
                              ============   ============   ============   ============
Operating Income:
   Automotive Products        $ 32,143,170   $ 32,359,395   $ 61,244,877   $ 64,336,234
   Fire Protection Products      1,277,720      1,396,446      2,458,485      2,655,208
                              ------------   ------------   ------------   ------------
   Total                      $ 33,420,890   $ 33,755,841   $ 63,703,362   $ 66,991,442
                              ============   ============   ============   ============

(10) In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

     GENTEX CORPORATION AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS:

          SECOND QUARTER 2006 VERSUS SECOND QUARTER 2005

          Net Sales. Net sales for the second quarter of 2006 increased by approximately $10,007,000, or 8%, when compared with the second quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $9,925,000, or 8%, in the second quarter of 2006, when compared with the second quarter last year, primarily due to a 10% increase in auto-dimming mirror unit shipments from approximately 3,095,000 in the second quarter of 2005 to 3,408,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2006 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 10% compared with the second quarter of the prior year, primarily due to the takeover business at General Motors previously disclosed. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 10% compared with the second quarter in 2005, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products increased 1% for the current quarter versus the same quarter of last year.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63% in the second quarter of 2005 to 64% in the second quarter of 2006. This percentage increase primarily reflected the impact of automotive customer price reductions.

          Operating Expenses. Engineering, research and development expenses for the current quarter increased 13% and approximately $1,164,000, when compared with the same quarter last year, primarily reflecting stock option expensing, additional staffing, engineering and testing for new product development, including mirrors with additional electronic features, and stock option expensing. Excluding stock option expense of $619,000, E, R & D expenses increased by 6% when comparing the current quarter to the same quarter last year. Selling, general and administrative expenses increased 7% and approximately $502,000, for the current quarter, when compared with the second quarter of 2005. This increased expense primarily reflected stock option expensing. Excluding stock option expense of $556,000, S, G & A expenses decreased by 1% when comparing the current quarter to the same quarter last year, primarily due to decreased state taxes.

          Total Other Income. Total other income for the current quarter increased by approximately $2,418,000 when compared with the second quarter of 2005, primarily due to increased interest income due to higher interest rates and realized gains on the sale of equity investments.

          Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to Extra Territorial Income Exclusion Act exempted taxable income, domestic production deduction, tax-exempt investment income and stock option expense.

          Net Income. The Company's net income for the current quarter increased by $1,195,000, or 5%, when compared with the same quarter last year. Excluding stock option expense of $1,325,000, the Company's net income increased 10%.

          SIX MONTHS ENDED JUNE 30, 2006, VERSUS SIX MONTHS ENDED JUNE 30, 2005

          Net Sales. Net sales for the six months ended June 30, 2006, increased by $21,386,000, or 8%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by $21,195,000, or 9%, as auto-dimming mirror shipments increased by 11% from approximately 6,125,000 in the first six months of 2005 to 6,800,000 units in the first six months of 2006. This increase primarily reflected the increased penetration of interior auto-dimming mirrors on 2006 model year vehicles. Unit shipments to customers in North America increased by 9%, primarily due to the takeover business at General Motors. Mirror shipments to automotive customers outside North America increased by 13%, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products increased 2%.

          Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 62% in the six months ended June 30, 2005, to 65% in the six months ended June 30, 2006, primarily reflecting automotive customer price reductions and stock option expense. Each factor is estimated to have impacted cost of goods sold by approximately 1-2 percentage points.

          Operating Expenses. For the six months ended June 30, 2006, engineering, research and development expenses increased approximately $3,346,000, and increased from 6% to 7% of net sales, when compared to the same period last year, primarily due to stock option expense and additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Excluding stock option expense of $1,277,000, E, R & D expenses increased by 6% for the current period versus the same period last year. Selling, general and administrative expenses increased approximately $1,453,000 for the six months ended June 30, 2006, but remained at 5% of net sales, when compared to the same period last year, primarily reflecting stock option expense and the continued expansion of the Company's overseas offices. Excluding stock option expense of $1,076,000, S, G & A expense increased by 3% versus the same period in the prior year.

          Total Other Income. Other income for the six months ended June 30, 2006, increased $5,783,000 when compared to the same period last year, primarily due to increased interest income due to higher interest rates and realized gains on the sale of equity investments.

          Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2006, primarily due to Extra Territorial Income Exclusion Act exempted taxable income, domestic production deduction, tax-exempt investment income and stock option expense.

          Net Income. The Company's net income for the six months ended June 30, 2006, increased $1,633,000, or 3%, when compared to the same period last year, primarily due to the increased net sales. Excluding stock option expense of $2,248,000, the Company's net income increased by 7%.

          FINANCIAL CONDITION:

          Cash flow from operating activities for the six months ended June 30, 2006, slightly increased to $71,090,000, compared to $70,680,000, for the same period last year, primarily due to an increase in net income. Capital expenditures for the six months ended June 30, 2006, increased to $30,181,000, compared to $28,729,000 for the same period last year, including the new facility construction.

          The Company has completed the construction of its fourth automotive manufacturing facility and a new technical center will be completed in the summer of 2006. The Company has invested approximately $35-40 million for the new facilities during 2004-2006, which has been funded from its cash and cash equivalents on hand.

          Accounts receivable as of June 30, 2006, increased approximately $9,584,000 compared to December 31, 2005. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

          Management considers the Company's working capital and long-term investments totaling approximately $563,628,000 as of June 30, 2006, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchased of an additional eight million shares under the plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. During the quarter ended March 31, 2006, the Company repurchased approximately 2,804,000 shares at a cost of approximately $47,145,000. During the quarter ended June 30, 2006, the Company repurchased approximately 7,201,000 shares at a cost of approximately $104,604,000. Approximately 3,669,000 shares remain authorized to be repurchased under the plan.

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

          The Company currently expects that auto-dimming mirror unit shipments will be approximately 0-5% higher in the third quarter and 5-10% higher in the calendar year of 2006, compared with the same periods in 2005. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

          The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2006 are approximately 15.8 million units for North America, 20.3 million for Europe and 14.3 million for Japan and Korea.

          The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2006, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2005.

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

     ITEM 4. CONTROLS AND PROCEDURES

          The management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2006, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as June 30, 2006, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures for financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c)  Issuer Purchases of Equity Securities

     The following is a summary of share repurchase activity during the second quarter ended June 30, 2006:

                                    Total Number
                         Average      of Shares     Maximum Number
               Total      Price      Purchased        of Shares
               Number      Paid      As Part of      That May Yet
             Of Shares     Per       a Publicly      Be Purchased
Period       Purchased    Share    Announced Plan   Under the Plan
------       ---------   -------   --------------   --------------
April 2006     750,006    $14.74        750,006        2,120,387
May 2006     3,300,319    $14.82      3,300,319        6,820,068
June 2006    3,150,756    $14.16      3,150,756        3,669,312
             ---------                ---------
   Total     7,201,081                7,201,081

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. During the quarter ended March 31, 2006, the Company repurchased approximately 2,804,000 shares at a cost of approximately $47,145,000. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional eight million shares under the plan.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the shareholders of the Company was held on May 11, 2006.

          (b) The following nominees were elected to serve three-year terms on the Company's Board of Directors by the following votes.

            Fred Bauer    Gary Goode   J. Terry Moran
           -----------   -----------   --------------
For        142,038,365   134,728,466     142,737,174
Against             --            --              --
Withheld     1,715,705     9,025,604       1,016,896

          The terms of office for incumbent Directors Ken La Grand, Arlyn Lanting, John Mulder, Rande Somma, Frederick Sotok and Wallace Tsuha, continued after the meeting.

          (c) A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 2006, was approved by the following vote:

For                          142,629,614
Against                        1,012,153
Abstain / Broker Non-Votes       112,302

          See Part II, Item 4 (b), with respect to the election of directors.

     ITEM 6. EXHIBITS

          (a)  See Exhibit Index on Page 19.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENTEX CORPORATION


Date: August 1, 2006                   /s/ Fred T. Bauer
                                       -----------------------------------------
                                       Fred T. Bauer
                                       Chairman and Chief
                                       Executive Officer


Date: August 1, 2006                   /s/ Enoch C. Jen
                                       -----------------------------------------
                                       Enoch C. Jen
                                       Senior Vice President and
                                       Chief Financial Officer
                                       Principal Financial and
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

*10(b)(8)     Confidential Severance Agreement and Release between Gentex
              Corporation and Garth Deur                                     21

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain officers was filed as Exhibit 10 (e) to Registrant's Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1          Certificate of the Chief Executive Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  27

31.2          Certificate of the Chief Financial Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  28

32            Certificate of the Chief Executive Officer and Chief
              Financial Officer of Gentex Corporation pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)         29

---------
*    Indicates a compensatory plan or arrangement.