Form 10-Q
period 2006-09-30
GENTEX CORP
filed 2006-10-31
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006, OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

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

          Yes     No
              ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Shares Outstanding
            Class                                            at October 20, 2006
            -----                                            -------------------
Common Stock, $0.06 Par Value                                    143,238,050


                        Exhibit Index located at page 17
                                  Page 1 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September      December
                                              30, 2006      31, 2005
                                           ------------   ------------
                                            (Unaudited)     (Audited)
                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents               $251,224,408   $439,681,693
   Short-term investments                    81,842,157     67,331,928
   Accounts receivable, net                  71,098,343     60,924,437
   Inventories                               44,353,691     39,836,822
   Prepaid expenses and other                11,463,484     11,212,647
                                           ------------   ------------
      Total current assets                  459,982,083    618,987,527
PLANT AND EQUIPMENT - NET                   183,664,510    164,030,341
OTHER ASSETS
   Long-term investments                    135,523,153    132,524,966
   Patents and other assets, net              7,551,255      7,102,968
                                           ------------   ------------
      Total other assets                    143,074,408    139,627,934
                                           ------------   ------------
Total assets                               $786,721,001   $922,645,802
                                           ============   ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                        $ 32,575,153   $ 23,607,927
   Accrued liabilities                       37,873,457     34,480,332
                                           ------------   ------------
      Total current liabilities              70,448,610     58,088,259
DEFERRED INCOME TAXES                        22,888,034     22,962,168
SHAREHOLDERS' INVESTMENT
   Common stock                               8,594,283      9,362,639
   Additional paid-in capital               195,700,888    194,476,306
   Retained earnings                        472,630,956    623,301,775
   Other shareholders' investment            16,458,230     14,454,655
                                           ------------   ------------
      Total shareholders' investment        693,384,357    841,595,375
                                           ------------   ------------
Total liabilities and
   shareholders' investment                $786,721,001   $922,645,802
                                           ============   ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                  September 30
                                                 ---------------------------   ---------------------------
                                                     2006           2005           2006           2005
                                                 ------------   ------------   ------------   ------------
NET SALES                                        $141,265,647   $138,114,897   $422,677,471   $398,141,062
COST OF GOODS SOLD                                 93,387,125     86,918,447    275,669,763    249,326,226
                                                 ------------   ------------   ------------   ------------
      Gross profit                                 47,878,522     51,196,450    147,007,708    148,814,836
OPERATING EXPENSES:
   Engineering, research and development           10,536,334      9,140,231     30,658,131     25,916,046
   Selling, general & administrative                7,737,384      6,762,837     23,041,411     20,613,966
                                                 ------------   ------------   ------------   ------------
      Total operating expenses                     18,273,718     15,903,068     53,699,542     46,530,012
                                                 ------------   ------------   ------------   ------------
      Income from operations                       29,604,804     35,293,382     93,308,166    102,284,824
OTHER INCOME (EXPENSE)
   Interest and dividend income                     4,794,928      4,456,050     15,181,565     11,578,709
   Other, net                                       1,308,341      1,033,387      5,588,374      2,794,306
                                                 ------------   ------------   ------------   ------------
      Total other income                            6,103,269      5,489,437     20,769,939     14,373,015
                                                 ------------   ------------   ------------   ------------
      Income before provision for income taxes     35,708,073     40,782,819    114,078,105    116,657,839
PROVISION FOR INCOME TAXES                         11,370,152     12,847,000     36,133,077     36,748,000
                                                 ------------   ------------   ------------   ------------
NET INCOME                                       $ 24,337,921   $ 27,935,819   $ 77,945,028   $ 79,909,839
                                                 ============   ============   ============   ============
EARNINGS PER SHARE:
      Basic                                      $       0.17   $       0.18   $       0.52   $       0.51
      Diluted                                    $       0.17   $       0.18   $       0.52   $       0.51
Cash Dividends Declared per Share                $      0.095   $       0.09   $      0.275   $       0.26

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For nine months
                                                                     ended September 30,
                                                                ----------------------------
                                                                     2006           2005
                                                                -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  77,945,028   $ 79,909,839
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                             20,613,394     18,123,855
         (Gain) loss on disposal of assets                             74,784        440,254
         (Gain) loss on sale of investments                        (4,620,523)    (3,012,538)
         Deferred income taxes                                     (1,664,489)    (1,856,619)
         Amortization of deferred compensation                      1,277,801      1,303,406
         Stock based compensation expense related to employee
            stock options and employee stock purchases              5,276,900              0
         Tax benefit of stock plan transactions                             0      1,777,169
         Excess tax benefits from stock based compensation           (214,212)             0
         Change in operating assets and liabilities:
            Accounts receivable, net                              (10,173,906)   (20,358,912)
            Inventories                                            (4,516,869)    (6,313,927)
            Prepaid expenses and other                                576,552       (771,654)
            Accounts payable                                        8,967,226      7,668,807
            Accrued liabilities, excluding dividends declared       3,975,320      8,269,956
                                                                -------------   ------------
               Net cash provided by operating activities           97,517,006     85,179,636
                                                                -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                  (40,406,163)   (41,775,680)
   Proceeds from sale of plant and equipment                          294,361         40,753
   (Increase) decrease in investments                             (10,707,990)    13,504,039
   Increase in other assets                                           259,826     (1,102,532)
                                                                -------------   ------------
               Net cash provided by (used for) investing
                  activities                                      (50,559,966)   (29,333,420)
                                                                -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions           12,832,072     12,796,239
   Cash dividends paid                                            (41,096,783)   (39,793,723)
   Repurchases of common stock                                   (207,363,826)   (25,214,573)
   Excess tax benefits from stock based compensation                  214,212              0
                                                                -------------   ------------
               Net cash provided by (used for) financing
                  activities                                     (235,414,325)   (52,212,057)
                                                                -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (188,457,285)     3,634,159
CASH AND CASH EQUIVALENTS,
   beginning of period                                            439,681,693    395,538,719
                                                                -------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                                $ 251,224,408   $399,172,878
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2006, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  September 30, 2006   December 31, 2005
                  ------------------   -----------------
Raw materials         $27,856,244         $24,628,200
Work-in-process         4,141,178           3,739,394
Finished goods         12,356,269          11,469,228
                      -----------         -----------
                      $44,353,691         $39,836,822
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

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                                                           Nine Months Ended
                                        Quarter Ended September 30,          September 30,
                                        ---------------------------   ---------------------------
                                            2006           2005           2006           2005
                                        ------------   ------------   ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income           $ 24,337,921   $ 27,935,819   $ 77,945,028   $ 79,909,839
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                        144,879,673    155,817,978    149,871,596    155,545,871
   Potentially dilutive shares
      resulting from stock plans             212,411      1,640,438        569,929      1,591,194
                                        ------------   ------------   ------------   ------------
   Denominator for diluted EPS           145,092,084    157,458,416    150,441,525    157,137,065
                                        ============   ============   ============   ============
Shares related to stock plans not
   included in diluted average common
   shares outstanding because their
   effect would be antidilutive            9,045,847      3,104,212      6,770,393      4,430,072

(6)  Stock-Based Compensation Plans

     At September 30, 2006, the Company had two stock option plans, a restricted plan and an employee stock purchase plan, which are described more fully below. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Shares-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and meas-urement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6

                       GENTEX CORPORATION AND SUBSIDIARIES
     of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2005, for additional information related to these stock-based compensation plans.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the third quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the third quarter and nine months ended September 30, 2006, were $1,807,010, $1,266,162, and $.01 per share lower, and $5,276,900,
     $3,513,977 and $.02 per share lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. Compensation cost capitalized as part of inventory as of September 30, 2006, was $91,852. The cumulative effect of the change in accounting for forfeitures was not material.

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS 123(R), for the nine months ended September 30, 2006, we revised our consolidated statement of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the nine months ended September 30, 2006, $214,212 of tax benefits from the exercise of stock options and vested restricted stock were reported as financing cash flows rather than operating cash flows.

     Net cash proceeds from the exercise of stock options and employee stock purchases were $4,089,009 and $12,927,745, respectively, for the third quarter and nine months ended September 30, 2006. The actual income tax benefit realized from stock option exercises and vested restricted stock are $319,057 and $1,223,936, respectively, for the same periods.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the third quarter and nine months ended September 30, 2005:

                                          Three Months Ended    Nine Months Ended
                                          September 30, 2005   September 30, 2005
                                          ------------------   ------------------
Net Income, as reported                       $27,935,819         $ 79,909,839
Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method of all
   awards, net of tax effects                  (1,332,871)         (19,349,947)
                                              -----------         ------------
Pro forma net income                          $26,602,948         $ 60,559,892
                                              ===========         ============
Earnings per share:
   Basic - as reported                        $       .18         $        .51
   Basic - pro forma                          $       .17         $        .39
   Diluted - as reported                      $       .18         $        .51
   Diluted - pro forma                        $       .17         $        .39

     On March 30, 2005, in response to the required implementation of SFAS No. 123(R), the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation

                      GENTEX CORPORATION AND SUBSIDIARIES

(6)  Stock-Based Compensation Plans (continued)

     expense was recognized in the first quarter 2005, that otherwise would have been recognized as follows: $6.1 million in 2005; $4.5 million in 2006; $2.2 million in 2007 and $0.8 million in 2008-2009. The objective of this Company action was primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS 123(R), effective January 1, 2006. In addition, the Company also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

     Employee Stock Option Plan

     In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 5,378,608 shares (net of shares from canceled options) under the new plan through September 30, 2006. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after three to seven years.

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                          2006      2005       2006      2005
                                         ------    ------     ------    ------
Dividend yield                             1.94%     2.05%      1.97%     2.05%
Expected volatility                       29.80%    26.04%     30.18%    38.12%
Risk-free interest rate                    4.69%     4.13%      4.89%     4.00%
Expected term of options (in years)        4.93      4.39       4.57      4.37
Weighted-average grant-date fair value   $ 3.97    $ 3.99     $ 4.15    $ 5.21

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

     As of September 30, 2006, there was $9,579,726 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.4 years.

     A summary of the status of the Company's employee stock option plan for the third quarter and nine months ended September 30, 2006, and changes during the same periods, are presented in the table and narrative below:

                                        Three Months Ended September 30, 2006        Nine Months Ended September 30, 2006
                                     ------------------------------------------   ------------------------------------------
                                                          Wtd. Avg.   Aggregate                        Wtd. Avg.   Aggregate
                                                          Remaining   Intrinsic                        Remaining   Intrinsic
                                     Shares   Wtd. Avg.    Contract     Value     Shares   Wtd. Avg.    Contract     Value
                                      (000)   Ex. Price      Life       (000)      (000)   Ex. Price      Life       (000)
                                     ------   ---------   ---------   ---------   ------   ---------   ---------   ---------
Outstanding at Beginning of Period   10,646      $17                              10,510      $17
Granted                                 466       14                               1,322       15
Exercised                              (300)      12                    $  725      (914)      12                    $3,105
Forfeited                               (89)      17                                (195)      18
                                     ------      ---                              ------      ---
Outstanding at End of Period         10,723       17       3.0 Yrs      $1,923    10,723       17       3.0 Yrs      $1,923
                                     ------      ---       -------      ------    ------      ---       -------      ------
Exercisable at End of Period          7,434      $17       2.3 Yrs      $1,502     7,434      $17       2.3 Yrs      $1,502

     A summary of the status of the Company's non-vested employee stock option activity for the third quarter and nine months ended September 30, 2006, are presented in the table and narrative below:

                       GENTEX CORPORATION AND SUBSIDIARIES

                                                   Three Months Ended    Nine Months Ended
                                                   September 30, 2006    September 30, 2006
                                                  -------------------   -------------------
                                                            Wtd. Avg.             Wtd. Avg.
                                                  Shares   Grant Date   Shares   Grant Date
                                                   (000)   Fair Value    (000)   Fair Value
                                                  ------   ----------   ------   ----------
Non-vested stock options at beginning of period    3,113      $5.13      3,069      $5.65
Granted                                              466       3.97      1,322       4.15
Vested                                              (270)      7.03     (1,041)      7.03
Forfeited                                            (20)      5.05        (61)      5.51
                                                   -----      -----     ------      -----
Non-vested stock options at end of period          3,289      $4.91      3,289      $4.91

     Non-employee Director Stock Option Plan

     The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was approved, replacing a prior plan. The Company has granted options on 315,240 shares (net of shares from canceled options) under the current plan through September 30, 2006. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     As of September 30, 2006, there was $61,173 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the balance of the 2006 calendar year.

     A summary of the status of the Company's Non-employee Director Stock Option Plan for the third quarter and nine months ended September 30, 2006, and changes during the third quarter and nine months ended September 30, 2006, are presented in the table and narrative below:

                                        Three Months Ended September 30, 2006        Nine Months Ended September 30, 2006
                                     ------------------------------------------   ------------------------------------------
                                                          Wtd. Avg.   Aggregate                        Wtd. Avg.   Aggregate
                                                          Remaining   Intrinsic                        Remaining   Intrinsic
                                     Shares   Wtd. Avg.    Contract     Value     Shares   Wtd. Avg.    Contract     Value
                                      (000)   Ex. Price      Life       (000)      (000)   Ex. Price      Life       (000)
                                     ------   ---------   ---------   ---------   ------   ---------   ---------   ---------
Outstanding at Beginning of Period    453        $15                               445        $14
Granted                                 0          0                                48         15
Exercised                             (40)         7                     $267      (80)         6                     $662
Forfeited                             (72)        16                               (72)        16
                                      ---        ---                               ---        ---
Outstanding at End of Period          341         15       6.5 Yrs       $311      341         15       6.5 Yrs       $311
                                      ---        ---       -------       ----      ---        ---       -------       ----
Exercisable at End of Period          293        $15       6.0 Yrs       $311      293        $15       6.0 Yrs       $311

     A summary of the status of the Company's non-vested non-employee director stock option plan activity for the third quarter and nine months ended September 30, 2006, are presented in the table and narrative below:

                                                   Three Months Ended    Nine Months Ended
                                                   September 30, 2006    September 30, 2006
                                                  -------------------   -------------------
                                                            Wtd. Avg.             Wtd. Avg.
                                                  Shares   Grant Date   Shares   Grant Date
                                                   (000)   Fair Value    (000)   Fair Value
                                                  ------   ----------   ------   ----------
Non-vested stock options at beginning of period     48        $5.61        0        $   0
Granted                                              0            0       48         5.61
Vested                                               0            0        0            0
Forfeited                                            0            0        0            0
                                                   ---        -----      ---        -----
Non-vested stock options at end of period           48        $5.61       48        $5.61

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved, replacing a prior plan. The Company has sold a total of 412,502 shares under the new plan through September 30, 2006. The Company sells shares at

                       GENTEX CORPORATION AND SUBSIDIARIES

     85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2006 was approximately $13.03.

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 549,790 shares outstanding as of September 30, 2006, and 131,410 shares were granted with a restriction period of five years at market prices ranging from $14.00 to $17.09 year to date. As of September 30, 2006, the Company has unearned stock-based compensation of $5,179,679 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods.

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                    September 30, 2006   September 30, 2005
                    ------------------   ------------------
Quarter Ended           $26,549,014          $31,843,635
Nine Months Ended       $80,280,623          $81,765,670

(8) The decrease in common stock during the nine months ended September 30, 2006, was primarily due the repurchase of 13,972,800 shares for approximately $207,364,000, partially offset by the issuance of 1,166,868 shares, respectively, of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.09 per share cash dividend in the first and second quarters and a $0.095 per share cash dividend in the third quarter. The third quarter dividend of approximately $13,608,000, was declared on August 14, 2006, and was paid on October 20, 2006.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                              Quarter Ended September 30,   Nine Months Ended September 30,
                              ---------------------------   -------------------------------
                                  2006           2005             2006           2005
                              ------------   ------------     ------------   ------------
Revenue:
   Automotive Products        $135,100,675   $131,696,221     $404,380,294   $379,781,156
   Fire Protection Products      6,164,972      6,418,676       18,297,177     18,359,906
                              ------------   ------------     ------------   ------------
   Total                      $141,265,647   $138,114,897     $422,677,471   $398,141,062
                              ============   ============     ============   ============
Operating Income:
   Automotive Products        $ 28,304,238   $ 33,810,716     $ 89,549,115   $ 98,146,950
   Fire Protection Products      1,300,566      1,482,666        3,759,051      4,137,874
                              ------------   ------------     ------------   ------------
   Total                      $ 29,604,804   $ 35,293,382     $ 93,308,166   $102,284,824
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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     THIRD QUARTER 2006 VERSUS THIRD QUARTER 2005

     Net Sales. Net sales for the third quarter of 2006 increased by approximately $3,151,000, or 2%, when compared with the third quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $3,404,000, or 3%, in the third quarter of 2006, when compared with the third quarter last year, primarily due to improved product mix with additional electronic content in mirrors and an increase in auto-dimming mirror unit shipments from approximately 3,198,000 in the third quarter of 2005 to 3,210,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 8% compared with the third quarter of the prior year, primarily due to lower production levels at the traditional Big Three. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 8% compared with the third quarter in 2005, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 4% for the current quarter versus the same quarter of last year.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63% in the third quarter of 2005 to 66% in the third quarter of 2006, when comparing the current quarter to the same quarter last year, primarily reflecting the impact of automotive customer price reductions. Stock option expense impacted cost of goods sold by $566,000.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 15% and approximately $1,396,000, when compared with the same quarter last year. Excluding stock option expense of $605,000, E, R & D expenses increased by 9% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased 14% and approximately $975,000, for the current quarter, when compared with the third quarter of 2005. Excluding stock option expense of $637,000, S, G & A expenses increased by 5%, when comparing the current quarter to the same quarter last year, primarily reflecting the continued expansion of the Company's overseas sales offices, partially offset by a reduction in state taxes.

     Total Other Income. Total other income for the current quarter increased by approximately $614,000 when compared with the third quarter of 2005, primarily due to increased interest income due to higher interest rates partially offset by lower investable funds, and realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to Extra Territorial Income Exclusion Act exempted taxable income, domestic manufacturing deduction, tax-exempt investment income and stock option expense.

     Net Income. The Company's net income for the current quarter decreased by $3,598,000, or 13%, when compared with the same quarter last year. Excluding stock option expense of $1,266,000, the Company's net income decreased 8%.

     NINE MONTHS ENDED SEPTEMBER 30, 2006, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2005

     Net Sales. Net sales for the nine months ended September 30, 2006, increased by $24,536,000, or 6%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by $24,599,000, or 6%, as auto-dimming mirror unit shipments increased by 7% from approximately 9,323,000 in the first nine months of 2005 to 10,010,000 units in the first nine months of 2006. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2006 and 2007 model year vehicles. Unit shipments to customers in North America increased by 3% as a result of increased unit shipments to transplants, partially offset by reduced shipments to domestic automakers due to their lower production levels. Mirror shipments to automotive customers outside North America increased by 11%, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products were flat.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63% in the nine months ended September 30, 2005, to 65% in the nine months ended September 30, 2006, when compared to the same period last year, primarily reflecting the impact of automotive customer price reductions. Stock option expense impacted cost of goods sold by $1,683,000.

     Operating Expenses. For the nine months ended September 30, 2006, engineering, research and development expenses increased approximately $4,742,000, but remained at 7% of net sales, when compared to the same period last year. Excluding stock option expense of $1,881,000, E, R & D expenses increased by 11% for the current period versus the same period last year, primarily due to additional staffing, engineering and testing for new product development, including mirrors with additional electronic features. Selling, general and administrative expenses increased approximately $2,427,000 for the nine months ended September 30, 2006, but remained at 5% of net sales, when compared to the same period last year. Excluding stock option expense of $1,712,000, S, G & A expense increased by 3% versus the same period in the prior year, primarily reflecting the continued expansion of the Company's overseas sales offices.

     Total Other Income. Total other income for the nine months ended September 30, 2006, increased $6,397,000 when compared to the same period last year, primarily due to increased interest income due to higher interest rates and realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2006, primarily due to Extra Territorial Income Exclusion Act exempted taxable income, domestic manufacturing deduction, tax-exempt investment income and stock option expense.

     Net Income. The Company's net income for the nine months ended September 30, 2006, decreased $1,965,000, or 2%, when compared to the same period last year, primarily due to stock option expense and automotive customer price reductions. Excluding stock option expense of $3,514,000, the Company's net income increased by 2%.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the nine months ended September 30, 2006, increased to $97,517,000, compared to $85,180,000, for the same period last year, primarily due to slower growth in accounts receivable. Capital expenditures for the nine months ended September 30, 2006, increased to $40,406,000, compared to $41,776,000 for the same period last year, primarily due to increased purchase of manufacturing equipment.

     The Company has completed the construction of its fourth automotive manufacturing facility and a new technical center. The Company has invested approximately $38 million for the new facilities during 2004-2006, which was funded from its cash and cash equivalents on hand.

     Accounts receivable as of September 30, 2006, increased approximately $10,174,000 compared to December 31, 2005. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Management considers the Company's working capital and long-term investments totaling approximately $525,057,000 as of September 30, 2006, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional eight million shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional eight million shares under the plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. During the quarter ended March 31, 2006, the Company repurchased approximately 2,804,000 shares at a cost of approximately $47,145,000. During the quarter ended June 30, 2006, the Company repurchased approximately 7,201,000 shares at a cost of approximately $104,604,000. During the quarter ended September 30, 2006, the Company repurchased approximately 3,968,000 shares at a cost of approximately $55,614,000. Approximately 7,701,000 shares remain authorized to be repurchased under the plan.

     CRITICAL ACCOUNTING POLICIES:

     The preparation of the Company's consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the Unites States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

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

     TRENDS AND DEVELOPMENTS:

     During the first quarter of 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the extension, the Company will be sourced all of the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, and includes all but two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also includes the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The new GM programs will be transferred to the Company by no later than the 2007 model year. We have estimated that this new business represented incremental auto-dimming mirror units in the range of 500,000 on an annualized basis at that time. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

     During the quarter ended September 30, 2005, the Company negotiated an extension to its long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009.

     The Company currently expects that auto-dimming mirror unit shipments will be 5% higher in the fourth quarter of calendar year 2006, compared with the fourth quarter of 2005. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2006 are approximately 15.3 million units for North America, 20.3 million for Europe and 14.2 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2006, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2005.

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

     On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 6, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter. The objective of this Company action is primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R). In addition, the Company has also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

     The management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2006, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of September 30, 2006, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c)  Issuer Purchases of Equity Securities

               The following is a summary of share repurchase activity during the third quarter ended September 30, 2006:

                                                  Total Number of         Maximum Number
                 Total Number   Average Price   Shares Purchased As   of Shares That May Yet
                   Of Shares       Paid Per      Part of a Publicly     Be Purchased Under
    Period         Purchased        Share          Announced Plan            the Plan
    ------       ------------   -------------   -------------------   ----------------------
July 2006            630,297        $13.34             630,297               3,039,015
August 2006        1,763,771        $13.97           1,763,771               9,275,244
September 2006     1,574,103        $14.33           1,574,103               7,701,141
                   ---------                         ---------
   Total           3,968,171                         3,968,171

               On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. During the quarter ended March 31, 2006, the Company repurchased approximately 2,804,000 shares at a cost of approximately $47,145,000. During the quarter ended June 30, 2006, the Company repurchased approximately 7,201,000 shares at a cost of approximately $104,604,000. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional eight million shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional eight million shares under the plan.

     ITEM 6. EXHIBITS

          (a)  See Exhibit Index on Page 17.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: October 31, 2006                  /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief Executive Officer


Date: October 31, 2006                  /s/ Enoch C. Jen
                                        ----------------------------------------
                                        Enoch C. Jen
                                        Senior Vice President & Chief Financial
                                        Officer, Principal Financial and
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

*10(b)(8)     Confidential Severance Agreement and Release between Gentex
              Corporation and Garth Deur was filed as Exhibit 10(b)(8) to
              Registrant's Report on Form 10-Q dated August 1, 2006, and the same is incorporated herein by reference.

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