Form 10-K
period 2006-12-31
GENTEX CORP
filed 2007-02-27
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to ________________.

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
          Title of each Class                            on which registered
          -------------------                           ---------------------
COMMON STOCK, PAR VALUE $.06 PER SHARE               Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes:  X  No:
          ---     ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes:     No:  X
          ---     ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:  X  No:
          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

          Large Accelerated Filer Yes:  X  Accelerated Filer Yes:
                                       ---                        ---

                         Non-Accelerated Filer Yes:
                                                    ---

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2).

     Yes:     No:  X
          ---     ---

As of June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter), 140,124,796 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405, 17 CFR 203.405) on that date was $1,961,747,144 computed at the closing price on that date.

As of February 12, 2007, 142,910,536 shares of the registrant's common stock, par value $.06 per share, were outstanding.

Portions of the Company's Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 46

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology:
automatic-dimming rearview automotive mirrors and fire protection products.

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

     During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam(R), its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, Jeep Commander and BMW 5, 6 and 7 Series models. Also during December 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft.

     During 2006, the Company began shipping auto-dimming mirrors with SmartBeam for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C. Also during 2006, the Company announced development programs with several automakers for its Rear Camera Display Mirror that shows a panoramic video view of objects behind the vehicle in real time. In addition, the Company has developed its own unique compass technology called Z-Nav(R), which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror.

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

     During 1991, the Company began shipping the first advanced-feature interior auto-dimming mirror, the auto-dimming headlamp control mirror, an automatic-dimming mirror that automatically turns car head- and taillamps "on" and "off" at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping an auto-dimming compass mirror, with an electronic compass that automatically compensates for changes in the earth's magnetic field. During 1997, the Company began shipping a new interior auto-dimming mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In 2000, the Company began shipping to General Motors interior auto-dimming mirrors that serve as the driver interface for the OnStar(R) System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology. OnStar is a registered trademark of OnStar Corporation.

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

     During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models. Also during 2005, the Company began making shipments of its auto-dimming mirror to a new automotive OEM customer, PSA/Citroen and PSA/Peugeot. During 2006, the Company began shipping auto-dimming mirrors with SmartBeam for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C.

     The Company shipped approximately 8,363,000 interior auto-dimming mirrors in 2004, approximately 8,924,000 in 2005, and 9,426,000 in 2006.

     During 2006, the growth in interior total mirror unit shipments increased primarily due to increased shipments to Europe and Asian customers. The Company's interior auto-dimming mirrors are standard equipment or factory-installed options on certain trim levels of the following 2007 vehicle models:

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)

GM/Cadillac    DTS              DaimlerChrysler   300
               STS              /Chrysler         Aspen
               CTS                                Pacifica
               Escalade                           PT Cruiser
               SRX                                Sebring
GM/Buick       LaCrosse                           Town & Country
               Lucerne          DaimlerChrysler   Caliber
               Rainier          /Dodge            Caravan
GM/Hummer      H2                                 Charger
               H3                                 Dakota
GM/Pontiac     G6                                 Durango
               Torrent                            Magnum
GM/Chevrolet   Avalanche                          Nitro
               Express                            Ram Pickup
               Equinox          DaimlerChrysler   Commander
               HHR              /Jeep             Compass
               Impala                             Grand Cherokee
               Malibu                             Liberty
               Monte Carlo      DaimlerChrysler   GL Class
               Silverado        /Mercedes-Benz    M Class
               Suburban                           R Class
               Tahoe            BMW               X5
               Trailblazer      Honda/Acura       MDX
GM/GMC         Acadia           Hyundai           Santa Fe
               Envoy                              Sonata
               Savana           Mazda             6
               Sierra           Mitsubishi        Galant
               Yukon                              Raider
GM/Saturn      Aura             Nissan            Altima
               ION                                Armada
               Outlook                            Frontier
               Vue                                Maxima
Ford           Crown Victoria                     Pathfinder
               Edge                               Quest
               Expedition                         Titan
               Five Hundred     Nissan/Infiniti   QX56
               Freestar         Toyota            Avalon
               Freestyle                          Camry
               Fusion                             Camry Solara
               F Series                           Sequoia
               Mustang                            Sienna
Ford/Lincoln   MKX                                Tacoma
               MKZ                                Tundra
               Mark LT          Toyota/Lexus      RX330
               Navigator        Volkswagen        Beetle
               Town Car                           Jetta
Ford/Mercury   Grand Marquis
               Milan
               Montego

(MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Bentley            Arnage           Hyundai/Kia Motors   Amanti         Volkswagen Audi    A3
                   Continental                           Carnival                          A4
                   GTC                                   Carens                            A6
BMW                7 Series                              C'eed                             A8
                   6 Series                              Cerato                            Cabrio
                   5 Series                              Lotze                             Q6
                   3 Series                              Opirus                            TT
                   X3                                    Optima         Volkswagen/SEAT    Altea
Daewoo/Ssangyong   Actyon                                Sedona                            Cordoba
                   Chairman                              Sorento                           Ibeza
                   Kyron                                 Spectra                           Leon
                   Rexton                                Sportage                          Toledo
                   Rodius           Maserati             Quattroporte   Volkswagen/Skoda   Octavia
DaimlerChrysler    300              Mazda                RX-8                              Superb
/Chrysler          Voyager          DaimlerChrysler      C Class
DaimlerChrysler    Commander        /Mercedes-Benz       CL Class
/Jeep              Grand Cherokee                        CLK
Fiat               Idea                                  CLS
Fiat/Alfa Romero   147                                   E Class
                   156                                   G Wagen
                   166                                   S Class
Fiat/Lancia        Lybra                                 SL Class
                   Thesis                                SLK
Ford               Falcon                                Viano
                   Focus            Mitsubishi           380
                   Galaxy                                Magna
                   Mondeo                                Pajero
                   Territory        Nissan               350Z
Ford/Jaguar        S-Type                                Cedric
                   XK                                    Cima
                   XJ                                    Frontier
Ford/Land Rover    LR3                                   Murano
                   Range Rover                           Navara
Ford/Volvo         C70                                   Pathfinder
                   S40              Nissan/Infiniti      FX35/FX45
                   V50                                   G35
                   PSA/Citroen                           M45
                   C6                                    Q45
GM/Buick           Regal            PSA/Peugeot          207
GM/Opel            Astra                                 407
                   Corsa            Porsche              Cayenne
                   Meriva           Suzuki               XL-7
                   Signum           Toyota/Lexus         ES330
                   Tigra                                 GX470
                   Vectra                                RX330
                   Zafira           Toyota               Avensis
GM/Saab            9-7X                                  Blade
Honda/Acura        TSX                                   Camry
Honda              Accord                                Corolla
                   Inspire                               Verso
Hongqi             Benteng                               Highlander
Hyundai            Avante                                Mark X
                   Azera                                 Prius
                   Volkswagen                            RAV4
                   Bora                                  4-Runner
                   Elantra                               EOS
                   Equus                                 Golf
                   Grandeur                              Jetta
                   Sonata                                Passat
                   Santa Fe                              Phaeton
                   Starex                                Polo
                   Tuscani                               Sharan
                   Trajet                                Touareg
                   Tucson                                Touran
                                                         Transporter

Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products - thin glass flat and aspheric. During 2001 and 2002, the Company began making shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.

     The Company shipped approximately 3,277,000 exterior auto-dimming mirror sub-assemblies during 2004, approximately 3,646,000 in 2005, and approximately 4,001,000 in 2006. During 2006, unit shipment growth primarily resulted from the increased penetration of light vehicles in Europe.

     The exterior auto-dimming mirror is standard equipment or a factory-installed option on certain trim levels of the following 2007 vehicle models:

TABLE 2. EXTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE

Daewoo            Antara           DaimlerChrysler    GL Class
GM/Cadillac       DTS              /Mercedes-Benz     M Class
                  Escalade                            R Class
GM/Buick          Lucerne                             S Class
GM/Chevrolet      Avalanche                           SL Class
                  Silverado                           SLK
                  Suburban         Ford/Jaguar        S-Type
                  Tahoe                               XJ
GM/GMC            Acadia                              XK
                  Sierra           Ford/Land Rover    Range Rover
                  Yukon            GM/Opel            Vectra
GM/Hummer         H2               Maserati           Quattroporte
GM/Saturn         Outlook          Mitsubishi         Magna
Ford/Lincoln      MKZ              PSA/Citroen        C6
                  Town Car         Skoda              Octavia
DaimlerChrysler   300              Volkswagen         EOS
/Chrysler         Aspen                               Golf
                  Pacifica                            Passat
                  Town & Country                      Sharan
DaimlerChrysler   Caravan                             Touareg
/Dodge            Durango          Honda/Acura        RL
DaimlerChrysler   Commander        Hyundai            Equus
/Jeep             Grand Cherokee                      Grandeur
Volkswagen/Audi   A3                                  Veracruz
                  A4               Hyundai/Kia        Amanti
                  A6                                  Opirus
                  A8               Nissan/Infiniti    Q45
                  Cabrio                              QX56
                  Q7               Toyota/Lexus       LS430
                  TT                                  LS460
BMW               7 Series                            RX330
                  6 Series         Nissan             Armada
                  5 Series                            Cima
                  3 Series                            Maxima
                  X3                                  Titan
Bentley           Continental      Rolls Royce        Phantom
                  GTC              Daewoo/Ssangyong   Chairman
DaimlerChrysler   C Class          Toyota             Avalon
/Mercedes-Benz    CL Class                            Camry Solara
                  CLK                                 Sienna
                  CLS                                 Tundra
                  E Class
                  G Wagen

Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink(R) mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam(R), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee. During 2005, the Company began shipping auto-dimming mirrors with SmartBeam for the Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models. During 2006, the Company began shipping auto-dimming mirrors with SmartBeam for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C.

     Also during 2006, the Company announced development programs with several automakers for its Rear Camera Display Mirror that consists of a proprietary liquid crystal display (LCD) device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in "reverse," the display illuminates and automatically appears through the rearview mirror's reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in "drive," the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror's surface is made possible by utilizing proprietary "transflective" coatings developed the Company. In addition, the Company has developed its own unique compass technology, which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror. The Gentex compass technology is called Z-Nav(R), as it features a proprietary, digital, tri-axis sensor (transducer) and software. The tri-axis design is similar to compasses used in highly scientific apparatus such as aerospace applications, and can be mounted on any fixed or pivotal location in the vehicle, including inside the mirror housing.

     In 1999, the Company announced the development of its LED technology, which represented the first time that white light for illumination purposes could be achieved using high intensity Orca power LEDs on a cost-effective basis. LEDs as illuminators have many advantages over incandescent lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. The Company continually evaluates LEDs that are offered in the market place and is currently working with suppliers that can provide high quality LEDs in a more cost effective manner.

     The Company also developed an ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.

     During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of DaimlerChrysler's "U-Connect(R)" telematics system, beginning in 2003. During 2006, our proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford.

     Of particular importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously.

     The Company's success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for both the automotive, architectural and aerospace markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2006. In December 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market is currently limited to aerospace. Based on Boeing's production schedule, the value of this initial contract is worth approximately $50 million over the first five years once volume production begins, with the majority of that revenue attributable to Gentex under the Company's agreement with PPG Aerospace. The Company will begin shipping production parts for test planes at mid-year, and volume production is expected to begin in late 2007. However, we believe that a commercial architectural window product will still require several years of additional engineering and intellectual property development work.

     Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation and DaimlerChrysler AG under long-term agreements. During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company's business. Under the extension, Gentex was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business includes the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). We have estimated that this new business represented incremental auto-dimming mirror units in the range of 500,000 on an annualized basis at that time. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

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

     During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany, and during 2005, the Company established a satellite office in Sweden. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS, with limited assistance from independent manufacturers' representatives. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Citroen, Fiat, Jaguar, Land Rover, Mercedes-Benz, Opel, Peugeot, Porsche, Rolls Royce, SEAT, Skoda, Volkswagen and Volvo in Europe.

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

     During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a Memorandum of Understanding. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During

2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for Daewoo/Ssangyong, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Toyota and Volkswagen/Audi in Asia.

     The Company's auto-dimming mirror unit shipment mix by region has significantly changed over the past seven years. The following is a breakdown of unit shipment mix by region in 2006 vs. 1999 calendar years:

                2006   1999
                ----   ----
DOMESTIC         32%    69%
TRANSPLANTS      13%     1%
                ---    ---
NORTH AMERICA    45%    70%
EUROPE           40%    23%
ASIA-PACIFIC     15%     7%
                ---    ---
                100%   100%
                ===    ===

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

     Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 81% market share worldwide in 2006, as compared to an approximately 80% in 2005. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.

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

     Markets and Marketing. The Company's fire protection products are sold directly to fire protection and security product distributors under the Company's brand name, to electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company's brand name and private labels. The fire protection and security industries have experienced a significant number of mergers and consolidations during the past few years. The Company markets its fire protection products throughout the United States through regional sales managers and manufacturer representative organizations.

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

TRADEMARKS AND PATENTS

     The Company owns 16 U.S. trademarks and 280 U.S. patents, 271 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire between 2007 and 2024. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents individually is required for the success of the Company's products.

     The Company also owns 27 foreign trademarks and 96 foreign patents, 94 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and /or sensor technology. These patents expire at various times between 2007 and 2022. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

     The Company's remaining 9 U.S. patents and 2 foreign patents relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

     The Company also has in process 130 U.S. patent applications, 309 foreign patent applications, and 18 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

     The Company considers itself to be engaged in the manufacture and sale of automatic rearview mirrors for the automotive industry and fire protection products for the commercial building industry. The Company has several important customers within the automotive industry, four of which each account for 10% or more of the Company's annual sales (including sales to their Tier 1 suppliers):
General Motors Corporation, DaimlerChrysler AG, Toyota Motor Corporation, and BMW. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $151,167,000 and $151,334,000 at February 1, 2007, and 2006, respectively.

     At February 1, 2007, the Company had 2,393 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

     Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of economic growth in the U.S. and in international markets, the pace of automotive production worldwide, the maintenance of the Company's market share, the types of products purchased by customers, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of newly introduced products (e.g. SmartBeam(R), Z-NAV and Rear Camera Display Mirror), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.

     Automotive Industry. 96% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, overcapacity, customer and supplier bankruptcies, and commodity material cost increases. Automakers are experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

     Key Customers. We have a few large customers, including four customers which each account for 10% or more of our annual net sales (including sales to their Tier 1 suppliers) - General Motors Corporation, DaimlerChrysler AG, Toyota Motor Corporation and BMW. The loss of all or a substantial portion of the sales to any of these customers would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Effective October 1, 2003, General Motors Corporation, our largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason, etc.

     Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, which has been a challenge. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, any of which could adversely impact our sales growth, margins, profitability and, as a result, our share price.

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

     Competition. We recognize that Magna Donnelly, our main competitor and a wholly-owned subsidiary of Magna International, is considerably larger than our Company and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.

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

     Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement against us could affect our profitability and growth. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Any of these adverse consequences could potentially have an effect on Gentex's business, financial condition and results of operations.

     Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology are performed at the Company's five manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

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

     - Manufacturing yield issues may negatively impact our margins and profitability. We continue to experience some manufacturing yield issues on certain lines.

     - Our ability to attract or retain key employees to operate our manufacturing facilities and corporate office. We are dependent on the services of our management team. Losing one or more key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

     - Our ability to successfully design and execute strategic and operating plans, including continuing to obtain new business.

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

     Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging between $12.74 and $21.00 for 2006. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

     - variations in our anticipated or actual operating results or the results of our competitors;

     - changes in investors' or analysts' perceptions of the risks and conditions of our business;

     -    the size of the public float of our common stock;

     -    market conditions, including the industry in which we operate, and

     -    general economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None

ITEM 2. PROPERTIES.

     The Company operates out of five office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids, in addition to overseas offices discussed elsewhere herein (see Part 1, Item 1). The office and production facility for the Fire Protection Products Group is a 25,000-square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

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

     In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth 150,000-square foot automotive mirror manufacturing facility. During 2003, the Company also announced plans for a new 200,000-square foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of its fourth automotive manufacturing facility and the new technical center in 2006. The Company has invested approximately $38 million for the new facilities during 2004 - 2006, which was funded from its cash and cash equivalents on hand.

     The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility in Erlenbach, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.

     During 2006, the Company purchased a 25,000 square foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000.

     In January 2007, the Company announced plans to expand its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with an approximate cost of $6 million, which is expected to be funded from cash and/or cash equivalents. In 2006, the Company shipped approximately 4,001,000 exterior auto-dimming mirror sub-assemblies.

     The Company's three automotive interior mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 20 million mirror units annually, based on the current product mix. In 2006, the Company shipped approximately 9,426,000 interior auto-dimming mirrors.

ITEM 3. LEGAL PROCEEDINGS

     The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company does not believe however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

NAME              AGE             POSITION                                    POSITION HELD SINCE
---------------   ---   ---------------------------------------------------   -------------------
Fred Bauer         64   Chief Executive Officer                               May 1986
Enoch Jen          55   Senior Vice President                                 January 2007
Dennis Alexejun    55   Vice President, North American Automotive Marketing   September 1998
John Carter        59   Vice President, Mechanical Engineering                June 1997
Steve Dykman       41   Vice President, Finance and Treasurer                 January 2007

     There are no family relationships among the officers listed in the preceding table.

     Except for the executive officers discussed below, all other executive officers have held their current position with the Company for more than five years.

     Enoch Jen has served as Senior Vice President and Chief Financial Officer since April 2006 and as Vice President, Finance of the Company since February 1991.

     Steve Dykman has served as Treasurer and Director of Accounting and Finance of the Company since November 2002, as Controller of the Company since April 1995 and joined the Company as Finance and Tax Manager in November 1993.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock trades on The Nasdaq Global Select Market(R). As of February 1, 2007, there were 2,340 record-holders of the Company's common stock. Ranges of high and low sale prices (adjusted for 2-for-1 stock split in May 2005) of the Company's common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR   QUARTER    HIGH      LOW
----   -------   ------   ------
2005   First     $18.25   $15.73
       Second     19.45    15.53
       Third      20.32    16.23
       Fourth     19.99    15.38

2006   First     $21.00   $15.71
       Second     17.47    13.65
       Third      15.34    12.74
       Fourth     17.46    13.89

          The information contained under "Stock Performance Summary" from the Company's Annual Report to Shareholders is hereby incorporated by reference, including such material not being deemed soliciting material and not being deemed filed.

(b) Not applicable

(c) In August 2003, the Company announced a change in the Company's cash dividend policy and declared an initial quarterly cash dividend of $0.075 per share payable in October 2003. In August 2004, the Company's Board of Directors approved an increase on the quarterly dividend rate of $0.085 per share. In August 2005, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.09 per share until the Board takes other action with respect to the payment of dividends. In August 2006, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.095 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend at its current level and will consider future dividend increases based on the Company's profitability, cash flow and other business factors.

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

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August

14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. During 2006, the Company repurchased approximately 15,206,000 shares at a cost of approximately $226,851,000 (see below). Approximately 6,468,000 shares remain authorized to be repurchased under the plan.

          The following is a summary of share repurchase activity during 2006:

                 Total Number     Average     Total Number of Shares     Maximum Number of Shares
                   Of Shares    Price Paid    Purchased As Part of a    That May Yet Be Purchased
Period             Purchased     Per Share   Publicly Announced Plan*        Under the Plan*
------           ------------   ----------   ------------------------   -------------------------
January 2006         475,952      $16.85               475,952                  5,197,989
February 2006      1,630,596       16.88             1,630,596                  3,567,393
March 2006           697,000       16.64               697,000                  2,870,393
April 2006           750,006       14.74               750,006                  2,120,387
May 2006           3,300,319       14.82             3,300,319                  6,820,068
June 2006          3,150,756       14.16             3,150,756                  3,669,312
July 2006            630,297       13.34               630,297                  3,039,015
August 2006        1,763,771       13.97             1,763,771                  9,275,244
September 2006     1,574,103       14.33             1,574,103                  7,701,141
October 2006        525, 679       15.51               525,679                  7,175,462
November 2006        255,836       16.02               255,836                  6,919,626
December 2006        451,369       16.03               451,369                  6,468,257
                  ----------      ------            ----------
   Total          15,205,684      $14.92            15,205,684
                  ==========      ======            ==========

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

          The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased        Cost of
Quarter Ended          (Post-Split)     Shares Purchased
-------------        ----------------   ----------------
March 31, 2003             830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
                        ----------        ------------
   Total                17,531,743        $262,312,636
                        ==========        ============

ITEM 6. SELECTED FINANCIAL DATA

                                     (in thousands, except per share data)
                             ----------------------------------------------------
                               2006       2005       2004       2003       2002
                             --------   --------   --------   --------   --------
Net Sales                    $572,267   $536,484   $505,666   $469,019   $395,258
Net Income                    108,761    109,528    112,657    106,761     85,771
Earnings Per Share*          $   0.73   $   0.70   $   0.72   $   0.69   $   0.56
Cash Dividends Declared
   per Common Share*         $   0.37   $   0.35   $   0.32   $   0.15   $     --
Total Assets                 $785,028   $922,646   $856,859   $762,530   $609,173
Long-Term Debt Outstanding
   at Year End               $     --   $     --   $     --   $     --   $     --

*    Adjusted for 2-for-1 stock split in May 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

          The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                               Percentage of Net Sales
                                               -----------------------   Percentage Change
                                               Year Ended December 31,   -----------------
                                               -----------------------     2006      2005
                                                 2006    2005    2004    to 2005   to 2004
                                                -----   -----   -----    -------   -------
Net Sales                                       100.0%  100.0%  100.0%     6.7%      6.1%
Cost of Goods Sold                               65.2    63.0    58.9     10.5      13.4
                                                -----   -----   -----    -----     -----
   Gross Profit                                  34.8    37.0    41.1      0.2      (4.4)
Operating Expenses:
   Engineering, Research and Development          7.3     6.5     6.1     19.2      13.7
   Selling, General and Administrative            5.4     5.1     5.3     13.2       1.6
                                                -----   -----   -----    -----     -----
      Total Operating Expenses                   12.7    11.6    11.4     16.5       8.1
                                                -----   -----   -----    -----     -----
   Operating Income                              22.1    25.4    29.7     (7.2)     (9.2)
Other Income                                      5.7     4.4     3.1     37.8      50.6
                                                -----   -----   -----    -----     -----
   Income Before Provision for  Income Taxes     27.8    29.8    32.8     (0.6)     (3.5)
Provision for Income Taxes                        8.8     9.4    10.5     (0.3)     (5.1)
                                                -----   -----   -----    -----     -----
   Net Income                                    19.0%   20.4%   22.3%    (0.7)%    (2.8)%
                                                =====   =====   =====    =====     =====

RESULTS OF OPERATIONS: 2006 TO 2005

     Net Sales. Company net sales increased by $35,783,000, or 7% compared to the prior year. Automotive net sales increased by 7% on a 7% increase in mirror shipments, from 12,570,000 to 13,427,000 units, primarily reflecting increased penetration of interior and exterior auto-dimming mirrors on European and Asian vehicles. North American mirror unit shipments increased by 1%, primarily due to takeover business from Magna Donnelly at General Motors partially offset by lower customer production volumes on light trucks and sport utility vehicles in North America. Overseas unit shipments increased by 12% during 2006 due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products increased 1%, primarily due to stronger sales of certain signal products.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63% to 65% primarily reflecting the impact of automotive customer price reductions. For the year ended December 31, 2006, stock option expense impacted cost of goods sold by $2,266,000. Effective January 1, 2006, the Company adopted SFAS 123(R).

     Operating Expenses. Engineering, research and development expenses increased approximately $6,714,000, but remained at 7% of net sales. Excluding stock option expense of $2,503,000, E,R & D expenses increased by 12%, primarily due to additional staffing for new electronic product development, including SmartBeam and telematics and new vehicle programs. Selling, general and administrative expenses increased approximately $3,596,000, but remained at 5% of net sales. Excluding stock option expense of $2,290,000, S, G & A expenses increased by 5%, primarily reflecting the continued expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth, partially offset by a reduction in non-income based state taxes.

     Other Income - Net. Investment income increased $3,715,000 in 2006, primarily due to increased interest income due to higher interest rates, partially offset by lower investable funds. Other income increased $5,212,000 in 2006, primarily due to realized gains on the sale of equity investments.

     Taxes. The provision for federal income taxes varied from the statutory rate in 2006 primarily due to Extra Territorial Income (ETI) Exclusion Act exempted taxable income from increased foreign sales and the domestic manufacturing deduction.

     Net Income. Net income decreased by $767,000, or 1%. Excluding stock option expense of $4,555,000, the Company's net income increased by 3% primarily reflecting the increase in other income, partially offset by decreased gross margin primarily due to the impact of automotive customer price reductions.

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

          The Company's current ratio decreased from 10.7 as of December 31, 2005, to 7.8 as of December 31, 2006, primarily as a result of the decrease in cash and cash equivalents due to share repurchases during the year.

          Cash flow from operating activities for the year ended December 31, 2006, increased $5,196,000 to $131,440,000, compared to $126,244,000 for the same period last year, primarily due to a decrease in accounts receivable. Capital expenditures for the year ended December 31, 2006, decreased to $48,193,000, compared to $53,533,000 for the same period last year, primarily due to the completion of the new facilities in mid 2006. The Company currently anticipates capital expenditures of approximately $40-45 million for equipment and an addition to its exterior automotive mirror manufacturing plant during 2007, financed from existing cash and/or cash equivalents on hand.

          Cash and cash equivalents as of December 31, 2006, decreased approximately $194,182,000 compared to December 31, 2005, primarily due to share repurchases.

          Inventories as of December 31, 2006, increased approximately $8,969,000 compared to December 31, 2005. The increase was primarily due to longer lead times on certain electronic components, smoothing out holiday schedules, and building up parts in anticipation of manufacturing line moves.

          The increase in plant and equipment as of December 31, 2006, compared to December 31, 2005, is primarily due to new manufacturing equipment and the completion of the new facilities.

          Management considers the Company's working capital of approximately $389,515,000 and long-term investments of approximately $146,216,000 at December 31, 2006, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan.

          The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased        Cost of
Quarter Ended           (Post-Split)    Shares Purchased
-------------        ----------------   ----------------
March 31, 2003             830,000         $10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
                        ----------        ------------
Total                   17,531,743        $262,312,636

          6,468,257 shares remain authorized to be repurchased under the plan.

INFLATION, CHANGING PRICES AND OTHER

          The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. During 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the extension, the Company was sourced virtually all the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also included the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The GM programs were transferred to the Company by the 2007 model year. At that time we estimated that this new business represented incremental auto-dimming mirror units in the range of 500,000 on an annualized basis. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

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

          The Company currently expects that auto-dimming mirror unit shipments will be approximately 5-10% percent higher and revenue growth will be toward the high end of this range in calendar 2007 compared with calendar 2006 due to the current forecast of product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.

          The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2007 are approximately 15.3 million units for North America, 20.8 million for Europe and 14.5 million for Japan and Korea.

          The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

MARKET RISK DISCLOSURE

          The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk.

          The Company has some assets, liabilities and operations outside the United States, including a Euro denominated account, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.

          Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2006, approximately 13% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 13% of the Company's net sales in 2007 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

          The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at fair value (000,000), and average interest rates are as follows:

                                                            Total Balance
                                                         as of December 31,
                                                         ------------------
                            2007    2008   2009   2010      2006    2005
                           -----   -----   ----   ----     -----   ------
U.S. Government
   Amount                     --      --    --     --         --   $ 5.0
   Average Interest Rate                    --     --         --       4%
Government Agency
   Amount                  $ 9.0      --    --     --      $ 9.0   $18.0
   Average Interest Rate       5%     --                       5%      3%
Municipal
   Amount                     --      --    --     --         --      --
   Average Interest Rate*                   --     --         --      --
Certificates of Deposit
   Amount                  $71.2      --    --     --      $71.2   $26.2
   Average Interest Rate       5%     --    --     --          5%      4%
Corporate
   Amount                     --   $ 0.3    --     --      $ 0.3   $17.2
   Average Interest Rate      --       7%   --                 7%      7%
Other
   Amount                  $ 2.5      --    --     --      $ 2.5   $ 1.2
   Average Interest Rate       5%     --    --     --          5%      3%

*    After-tax

          Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

          The Company has the following contractual obligations and other commitments (000,000) as of December 31, 2006:

                                Less than                After
                        Total     1 Year    1-3 Years   3 Years
                        -----   ---------   ---------   -------
Long-term debt          $  --     $  --       $  --      $  --
Operating leases          1.0        .5          .4         .1
Purchase obligations*    42.9      42.9          --         --
Dividends payable        13.5      13.5          --         --
                        -----     -----       -----      -----
                        $57.4     $56.9       $ 0.4      $ 0.1
                        =====     =====       =====      =====

*    Primarily for inventory parts and capital equipment.

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

          Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2006, to be temporary in nature.

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

          Stock-Based Compensation. Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them ("expected term"), (b) the volatility of the Company's common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements ("forfeitures") and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 29 through 45 following the signature page:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

          Consolidated Balance Sheets as of December 31, 2006 and 2005

          Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Shareholders' Investment for the years ended December 31, 2006, 2005 and 2004

          Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

          Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:


                                                 Quarterly Results of Operations
                                              (in thousands, except per share data)
                      -------------------------------------------------------------------------------------
                             First                 Second                Third                 Fourth
                      -------------------   -------------------   -------------------   -------------------
                        2006       2005       2006       2005       2006       2005       2006       2005
                      --------   --------   --------   --------   --------   --------   --------   --------
Net Sales             $139,021   $127,642   $142,391   $132,384   $141,266   $138,115   $149,590   $138,343
Gross Profit            48,233     48,053     50,896     49,566     47,879     51,196     52,096     49,826
Operating Income        30,282     33,236     33,421     33,756     29,605     35,293     33,139     34,009
Net Income              26,371     25,933     27,236     26,041     24,338     27,936     30,816     29,618
Earnings Per Share*   $    .17   $    .17   $    .18   $    .17   $    .17   $    .18   $    .22   $    .19

*    Diluted; adjusted for 2-for-1 stock split in May 2005.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

          As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2006, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on management's assessment, which is included on page 30 hereof.

ITEM 9B. OTHER INFORMATION.

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company's fiscal year end, December 31, 2006 (the "Proxy Statement"), is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company's Audit Committee and Board of Directors concerning whether at least one member of the Audit Committee is an "audit committee financial expert" as that term is defined under Item 401 (h) of Regulation S-K appearing under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

          The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company's website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

ITEM 11. EXECUTIVE COMPENSATION.

          The information contained under the caption "Compensation Committee Report", "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement is hereby incorporated herein by reference. The "Compensation Committee Report" shall not be deemed to be soliciting material or to be filed with the commission.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND EQUITY COMPENSATION PLAN INFORMATION.

          The information contained under the captions "Securities Ownership of Management" and "Equity Compensation Plan Information" contained in the definitive Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

          The information contained under the caption "Certain Transactions" contained in the definitive Proxy Statement is hereby incorporated herein by reference. The information contained under the caption "Election of Directors" contained in the definitive proxy statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Information regarding principal accounting fees and services set forth under the caption "Ratification of Appointment of Independent Auditors - Principal Accounting Fees and Services" in the definitive Proxy Statement is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company's independent auditors set forth under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  1.   Financial Statements. See Item 8.

               2. Financial Statements Schedules. None required or not applicable.

               3.   Exhibits. See Exhibit Index located on page 46.

          (b)  See (a) above.

          (c)  See (a) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2007                GENTEX CORPORATION


                                        By: /s/ Fred Bauer
                                            ------------------------------------
                                            Fred Bauer, Chairman and Principal
                                            Executive Officer

                                        and


                                            /s/ Steven Dykman
                                           -------------------------------------
                                           Steven Dykman, Vice President-Finance
                                           and Principal Financial and
                                           Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

          Each Director of the registrant whose signature appears below hereby appoints Enoch Jen and Steve Dykman, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


/s/ Fred Bauer                          Director
-------------------------------------
Fred Bauer


/s/ Gary Goode                          Director
-------------------------------------
Gary Goode


/s/ Kenneth La Grand                    Director
-------------------------------------
Kenneth La Grand


/s/ Arlyn Lanting                       Director
-------------------------------------
Arlyn Lanting


/s/ John Mulder                         Director
-------------------------------------
John Mulder


/s/ Rande Somma                         Director
-------------------------------------
Rande Somma


/s/ Fred Sotok                          Director
-------------------------------------
Fred Sotok


/s/ Wallace Tsuha                       Director
-------------------------------------
Wallace Tsuha

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gentex Corporation:

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gentex Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 9, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Gentex Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Gentex Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Gentex Corporation and subsidiaries and our report dated February 9, 2007 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 9, 2007

                       GENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005

                                                  2006            2005
                                             -------------   -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $ 245,499,783   $ 439,681,693
   Short-term investments                       82,727,927      67,331,928
   Accounts receivable                          58,337,396      60,924,437
   Inventories                                  48,805,398      39,836,822
   Prepaid expenses and other                   11,507,590      11,212,647
                                             -------------   -------------
      Total current assets                     446,878,094     618,987,527

PLANT AND EQUIPMENT:
   Land, buildings and improvements             95,998,488      57,544,173
   Machinery and equipment                     231,526,281     196,878,770
   Construction-in-process                      12,393,019      40,858,633
                                             -------------   -------------
                                               339,917,788     295,281,576
   Less-Accumulated depreciation
      and amortization                        (155,783,415)   (131,251,235)
                                             -------------   -------------
                                               184,134,373     164,030,341
OTHER ASSETS:
   Long-term investments                       146,215,929     132,524,966
   Patents and other assets, net                 7,800,004       7,102,968
                                             -------------   -------------
                                               154,015,933     139,627,934
                                             -------------   -------------
                                             $ 785,028,400   $ 922,645,802
                                             =============   =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                          $  23,881,973   $  23,607,927
   Accrued liabilities:
      Salaries, wages and vacation               4,288,825       3,798,648
      Income taxes                               4,744,765       2,739,364
      Royalties                                  5,091,886       7,467,491
      Dividends declared                        13,535,237      14,043,959
      Other                                      5,820,292       6,430,870
                                             -------------   -------------
         Total current liabilities              57,362,978      58,088,259

DEFERRED INCOME TAXES                           24,971,133      22,962,168

SHAREHOLDERS' INVESTMENT:
   Preferred stock, no par value,
      5,000,000 shares authorized; none
      issued or outstanding                             --              --
   Common stock, par value $.06 per share;
      200,000,000 shares authorized              8,548,571       9,362,639
   Additional paid-in capital                  196,901,488     194,476,306
   Retained earnings                           472,192,400     623,301,775
   Deferred compensation                                --      (4,847,659)
   Accumulated other comprehensive income:
      Unrealized gain on investments            23,246,788      18,795,360
      Cumulative translation adjustment          1,805,042         506,954
                                             -------------   -------------
         Total shareholders' investment        702,694,289     841,595,375
                                             -------------   -------------
                                             $ 785,028,400   $ 922,645,802
                                             =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                               2006           2005           2004
                                           ------------   ------------   ------------
NET SALES                                  $572,267,073   $536,483,974   $505,666,335
COST OF GOODS SOLD                          373,163,484    337,843,632    297,920,747
                                           ------------   ------------   ------------
   Gross profit                             199,103,589    198,640,342    207,745,588

OPERATING EXPENSES:
   Engineering, research and development     41,773,792     35,059,401     30,833,627
   Selling, general and administrative       30,882,821     27,286,404     26,845,748
                                           ------------   ------------   ------------
      Total operating expenses               72,656,613     62,345,805     57,679,375
                                           ------------   ------------   ------------
   Income from operations                   126,446,976    136,294,537    150,066,213

OTHER INCOME:
   Interest and dividend income              24,004,833     20,289,908     10,642,129
   Other, net                                 8,521,789      3,310,066      5,024,176
                                           ------------   ------------   ------------
      Total other income                     32,526,622     23,599,974     15,666,305
                                           ------------   ------------   ------------
   Income before provision
      for income taxes                      158,973,598    159,894,511    165,732,518
PROVISION FOR INCOME TAXES                   50,212,596     50,367,000     53,076,000
                                           ------------   ------------   ------------
NET INCOME                                 $108,761,002   $109,527,511   $112,656,518
                                           ============   ============   ============

EARNINGS PER SHARE:
   Basic                                   $       0.74   $       0.70   $       0.73
                                           ============   ============   ============
   Diluted                                 $       0.73   $       0.70   $       0.72
                                           ============   ============   ============
Cash Dividends Declared per Share          $       0.37   $       0.35   $       0.32

   The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004


                                 Common Stock  Common Stock  Additional Paid-In  Comprehensive
                                    Shares        Amount           Capital       Income (Loss)
----------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2003    77,040,816    $4,622,449      $152,874,325

Issuance of common stock and
 the tax benefit of stock plan
 transactions                         825,935        49,556        22,391,789
Dividends declared ($.32 per
 share)                                     -             -                 -
Amortization of deferred
 compensation                               -             -                 -
Comprehensive income:
 Net income                                 -             -                 -     $112,656,518
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                               -             -                 -          860,738
  Unrealized gain on
   investments, net of tax of
   $2,098,093                               -             -                 -        3,896,458
                                                                                  ------------
   Other comprehensive income               -             -                 -        4,757,196
                                                                                  ------------
    Comprehensive income                    -             -                 -     $117,413,714
                                 -------------------------------------------------============

BALANCE AS OF DECEMBER 31, 2004    77,866,751     4,672,005        175,266,114

Issuance of common stock and
 the tax benefit of stock plan
 transactions                       1,652,948        99,177         25,641,802
2 for 1 Common Stock Split         78,020,342     4,681,221         (4,681,221)
Repurchases of common stock        (1,496,059)      (89,764)        (1,750,389)
Dividends declared ($.35 per
 share)                                     -             -                  -
Amortization of deferred
 compensation                               -             -                  -
Comprehensive income:
 Net income                                 -             -                  -    $109,527,511
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                               -             -                  -      (1,138,244)
  Unrealized gain on
   investments, net of tax
   of $1,743,097                            -             -                  -       3,237,180
                                                                                  ------------
    Other comprehensive income              -             -                  -       2,098,936
                                                                                  ------------
     Comprehensive income                   -             -                  -    $111,626,447
                                 -------------------------------------------------============

BALANCE AS OF DECEMBER 31, 2005   156,043,982     9,362,639        194,476,306

Reclassification of Deferred
Compensation upon adopting
 [SFAS123(R)]                               -             -         (4,847,659)
Issuance of common stock and
 the tax benefit of stock plan
 transactions                       1,637,883        98,273         18,854,905
Stock-based compensation
 expense related to stock
 options, employee stock
 purchases and restricted stock                                      8,481,871
Repurchases of common stock       (15,205,684)     (912,341)       (20,063,935)
Dividends declared ($.37 per
 share)                                     -             -                  -

Comprehensive income:
 Net income                                 -             -                  -    $108,761,002
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                               -             -                  -       1,298,088
  Unrealized gain on
   investments, net of tax
   of $2,396,923                            -             -                  -       4,451,428
                                                                                  ------------
   Other comprehensive income               -             -                  -       5,749,516
                                                                                  ------------
    Comprehensive income                    -             -                  -    $114,510,518
                                 -------------------------------------------------============

BALANCE AS OF DECEMBER 31, 2006   142,476,181    $8,548,571       $196,901,488
                                 =================================================

                                                                  Accumulated Other
                                                      Deferred      Comprehensive    Total Shareholders'
                                 Retained Earnings  Compensation    Income (Loss)        Investment
--------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2003       $528,358,825   ($4,658,450)      $12,446,182         $693,643,331

Issuance of common stock and
 the tax benefit of stock plan
 transactions                                    -    (2,323,123)                -           20,118,222
Dividends declared ($.32 per
 share)                                (49,469,017)            -                 -          (49,469,017)
Amortization of deferred
 compensation                                    -     1,573,722                 -            1,573,722
Comprehensive income:
 Net income                            112,656,518             -                 -          112,656,518
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                                    -             -                 -                    -
  Unrealized gain on
   investments, net of tax of
   $2,098,093                                    -             -                 -                    -

   Other comprehensive income                    -             -         4,757,196            4,757,196

    Comprehensive income                         -             -                 -                    -
                                 ----------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2004        591,546,326    (5,407,851)        17,203,378         783,279,972

Issuance of common stock and
 the tax benefit of stock plan
 transactions                                    -    (1,069,507)                 -          24,671,472
2 for 1 Common Stock Split                                                                            -
Repurchases of common stock            (23,374,420)            -                  -         (25,214,573)
Dividends declared ($.35 per
 share)                                (54,397,642)            -                  -         (54,397,642)
Amortization of deferred
 compensation                                    -     1,629,699                  -           1,629,699
Comprehensive income:
 Net income                            109,527,511             -                  -         109,527,511
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                                    -             -                  -                   -
  Unrealized gain on
   investments, net of tax
   of $1,743,097                                 -             -                  -                   -

    Other comprehensive income                   -             -          2,098,936           2,098,936

     Comprehensive income                        -             -                  -                   -
                                 ----------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2005        623,301,775    (4,847,659)        19,302,314         841,595,375

Reclassification of Deferred
 Compensation upon adopting
 [SFAS123(R)]                                    -     4,847,659                  -                   -
Issuance of common stock and
 the tax benefit of stock plan
 transactions                                    -             -                  -          18,953,178
Stock-based compensation
 expense related to stock
 options, employee stock
 purchases and restricted stock                                                               8,481,871
Repurchases of common stock           (205,874,977)            -                  -        (226,851,253)
Dividends declared ($.37 per
 share)                                (53,995,400)            -                  -         (53,995,400)

Comprehensive income:
 Net income                            108,761,002             -                  -         108,761,002
 Other comprehensive income
  (loss):
  Foreign currency translation
   adjustment                                    -             -                  -                   -
  Unrealized gain on
   investments, net of tax
   of $2,396,923                                 -             -                  -                   -

   Other comprehensive income                    -             -          5,749,516           5,749,516

    Comprehensive income                         -             -                  -                   -
                                 ----------------------------------------------------------------------

BALANCE AS OF DECEMBER 31, 2006       $472,192,400           $ -        $25,051,830        $702,694,289
                                 ======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004



                                                                        2006                  2005                  2004
                                                                   --------------        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $ 108,761,002         $ 109,527,511         $ 112,656,518
      Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization                         27,762,710            23,823,327            21,740,832
                Loss on disposal of assets                               117,872               420,522                88,679
                Gain on sale of investments                          (11,041,851)           (5,710,679)           (5,655,756)
                Loss on sale of investments                            4,674,676             2,511,060             2,351,347
                Deferred income taxes                                 (1,754,219)           (2,172,589)            2,403,593
                Stock based compensation expense related to
                employee stock options,employee stock purchases and
                restricted stock                                       8,481,871             1,629,699             1,573,722
                Tax benefit of stock plan transactions                         0             3,180,230             3,511,622
                Excess tax benefits from stock based
                compensation                                            (235,410)                    0                     0
                Change in operating assets and liabilities:
                     Accounts receivable                               2,587,041            (4,832,107)            2,863,493
                     Inventories                                      (8,968,576)           (9,236,033)           (9,662,093)
                     Prepaid expenses and other                        1,071,317               491,532               627,997
                     Accounts payable                                    274,046             3,758,358             1,590,458
                     Accrued liabilities                                (290,328)            2,853,627            (2,721,956)
                                                                   -------------         -------------         -------------
                            Net cash provided by
                            operating activities                     131,440,151           126,244,458           131,368,456
                                                                   -------------         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Activity in available-for-sale securities:
          Sales proceeds                                              60,550,849            30,057,962            31,101,380
          Maturities and calls                                        64,240,000           101,159,061            78,792,849
          Purchases                                                 (140,662,282)         (101,378,452)         (105,551,220)
      Plant and equipment additions                                  (48,193,083)          (53,533,235)          (30,535,174)
      Proceeds from sale of plant and equipment                          500,665             1,141,013                56,500
      Decrease (increase) in other assets                                308,855            (2,046,876)           (1,001,902)
                                                                   -------------         -------------         -------------
                            Net cash provided by (used for)
                            investing activities                     (63,254,996)          (24,600,527)          (27,137,567)
                                                                   -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock from
          stock plan transactions                                     18,953,178            21,491,243            16,606,601
      Cash dividends paid                                            (54,704,400)          (53,777,627)          (47,961,742)
      Repurchases of common stock                                   (226,851,253)          (25,214,573)                    0
      Excess tax benefits from stock based compensation                  235,410                     0                     0
                                                                   -------------         -------------         -------------
                            Net cash provided by (used for)
                               financing activities                 (262,367,065)          (57,500,957)          (31,355,141)
                                                                   -------------         -------------         -------------

NET INCREASE(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                               (194,181,910)           44,142,974            72,875,748

CASH AND CASH EQUIVALENTS,
      Beginning of year                                              439,681,693           395,538,719           322,662,971
                                                                   -------------         -------------         -------------

CASH AND CASH EQUIVALENTS,
      End of year                                                  $ 245,499,783         $ 439,681,693         $ 395,538,719
                                                                   =============         =============         =============



                                      The accompanying notes are an integral part of these
                                               consolidated financial statements.


                                                             - 34 -




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

     Cash Equivalents

     Cash equivalents consist of funds invested in bank accounts and money market funds that have daily liquidity.

     Investments

     At December 31, 2006, investment securities are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment.

     The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2006 and 2005:

                                                Unrealized
                                         -----------------------
          2006                Cost          Gains        Losses    Market Value
-----------------------   ------------   -----------   ---------   ------------
Government Agency         $  8,992,336   $        --   $  (3,796)  $  8,988,540
Certificates of Deposit     71,200,000            --          --     71,200,000
Corporate Bonds                297,579            --      (4,926)       292,653
Other Fixed Income           2,539,387            --          --      2,539,387
Equity                     110,150,262    36,173,199    (400,185)   145,923,276
                          ------------   -----------   ---------   ------------
                          $193,179,564   $36,173,199   $(408,907)  $228,943,856
                          ============   ===========   =========   ============

          2005                Cost          Gains         Losses     Market Value
-----------------------   ------------   -----------   -----------   ------------
U.S. Government           $  5,000,000   $        --   $        --   $  5,000,000
Government Agency           18,024,332            --       (33,462)    17,990,870
Certificates of Deposit     26,200,000            --            --     26,200,000
Corporate Bonds             17,288,250            --       (93,899)    17,194,351
Other Fixed Income           1,215,708            --            --      1,215,708
Equity                     103,212,665    30,802,826    (1,759,526)   132,255,965
                          ------------   -----------   -----------   ------------
                          $170,940,955   $30,802,826   $(1,886,887)  $199,856,894
                          ============   ===========   ===========   ============

     Unrealized losses on investments as of December 31, 2006, are as follows:

                        Aggregate Unrealized Losses   Aggregate Fair Value
                        ---------------------------   --------------------
Less than one year                $351,434                 $ 7,451,508
Greater than one year               57,473                  10,210,915

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Management has reviewed the unrealized losses in the Company's fixed-income and equity securities as of December 31, 2006, and has determined that they are temporary in nature; accordingly, no losses have been recognized in income as of December 31, 2006.

     Fixed income securities as of December 31, 2006, have contractual maturities as follows:

Due within one year              $82,731,723
Due between one and five years       297,579
Due over five years                       --
                                 -----------
                                 $83,029,302
                                 ===========

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2006 and 2005.

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2006 and 2005:

                      2006          2005
                  -----------   -----------
Raw materials     $31,727,666   $24,628,200
Work-in-process     4,681,714     3,739,394
Finished goods     12,396,018    11,469,228
                  -----------   -----------
                  $48,805,398   $39,836,822
                  ===========   ===========

     Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2006 and 2005.

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

     Patents

     The Company's policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,510,000 and $3,218,000 at December 31, 2006 and 2005,
     respectively. At December 31, 2006, patents had a weighted average amortization life of 13 years. Patent amortization expense was approximately $292,000, $233,000, and $193,000 in 2006, 2005 and 2004,
     respectively. For each of the next five years, patent amortization expense will approximate $362,000 annually.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $1,250,000, $1,458,000 and $1,314,000, in 2006, 2005 and
     2004, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $6,727,000, $5,770,000 and $5,171,000, in 2006, 2005 and
     2004, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.

     Product Warranty

     The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2006 and 2005. The Company does not offer extended warranties on its products.

     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                              2006           2005           2004
                                          ------------   ------------   ------------
Numerators:
   Numerator for both basic and diluted
      EPS, net income                     $108,761,002   $109,527,511   $112,656,518
Denominators:
   Denominator for basic EPS,
      weighted-average common shares
         outstanding                       147,950,666    155,438,834    154,321,342
   Potentially dilutive shares
      resulting from stock option plans        543,697      1,591,790      2,399,890
                                          ------------   ------------   ------------
   Denominator for diluted EPS             148,494,363    157,030,624    156,721,232
                                          ============   ============   ============

     For the years ended December 31, 2006, 2005 and 2004, 6,564,622, 3,517,373 and 1,512,782 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Stock-Based Compensation Plans

     At December 31, 2006, the Company had two stock option plans, a restricted plan and an employee stock purchase plan, which are described more fully in
     Note 6. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Shares-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006, were $7,058,135, $4,554,731 and $.03 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. Compensation cost capitalized as part of inventory as of December 31, 2006, was $95,111. The cumulative effect of the change in accounting for forfeitures was not material.

     We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS 123(R), for the twelve months ended December 31, 2006, we revised our consolidated statement of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the twelve months ended December 31, 2006, $235,410 of tax benefits from the exercise of stock options and vested restricted stock were reported as financing cash flows rather than operating cash flows.

     Net cash proceeds from the exercise of stock options and employee stock purchases were $18,953,178, for the year ended December 31, 2006. The actual income tax benefit realized from stock option exercises and vested restricted stock were $1,608,341 for the year.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                              2005           2004
                                          ------------   ------------
Net Income, as reported                   $109,527,511   $112,656,518
Deduct: Total stock-based employee
   compensation expense determined
   under fair value-based method of all
   awards, net of tax effects              (19,982,017)   (14,541,115)
                                          ------------   ------------
Pro forma net income                      $ 89,545,494   $ 98,115,403
                                          ============   ============

Earnings per share:
   Basic - as reported                    $        .70   $        .73
   Basic - pro forma                      $        .58   $        .64
   Diluted - as reported                  $        .70   $        .72
   Diluted - pro forma                    $        .57   $        .63

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

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2006 or 2005. No compensating balances are required under this line.

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

     The components of the provision for income taxes are as follows:

                                 2006          2005          2004
                             -----------   -----------   -----------
Currently payable:
   Federal                   $51,411,596   $52,375,000   $50,497,000
   State                         144,000      (246,000)      167,000
   Foreign                       411,000       411,000         8,000
                             -----------   -----------   -----------
Total                         51,966,596    52,540,000    50,672,000
                             -----------   -----------   -----------
Net deferred:
   Primarily federal          (1,754,000)   (2,173,000)    2,404,000
                             -----------   -----------   -----------
Provision for income taxes   $50,212,596   $50,367,000   $53,076,000
                             ===========   ===========   ===========

     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $1,608,000, $3,180,000 and $3,512,000 in 2006, 2005 and 2004, respectively, and were recognized as an adjustment of additional paid-in capital.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3) INCOME TAXES (continued)

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                     2006   2005   2004
                                     ----   ----   ----
Statutory federal income tax rate    35.0%  35.0%  35.0%
State income taxes, net of federal
   income tax benefit                 0.1   (0.1)   0.1
Foreign source exempted income       (2.0)  (2.4)  (2.8)
Domestic production exclusion        (1.0)  (0.9)    --
Tax-exempt investment income         (0.5)  (0.6)  (0.2)
Other                                  --    0.5   (0.1)
                                     ----   ----   ----
Effective income tax rate            31.6%  31.5%  32.0%
                                     ====   ====   ====

     The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2006 and 2005, are as follows:

                                                  2006                        2005
                                       -------------------------   -------------------------
                                         Current     Non-Current     Current     Non-Current
                                       ----------   ------------   ----------   ------------
Assets:
   Accruals not currently deductible   $2,676,168   $    164,603   $2,755,501   $    164,603
   Stock based compensation             1,530,018      1,405,334           --      1,294,506
   Other                                2,038,409         14,147    2,056,759          5,010
                                       ----------   ------------   ----------   ------------
Total deferred income tax assets        6,244,595      1,584,084    4,812,260      1,464,119
Liabilities:
   Excess tax over book depreciation           --    (12,759,431)          --    (13,286,196)
   Patent costs                                --     (1,278,283)          --     (1,019,513)
   Unrealized gain on investments              --    (12,517,503)          --    (10,120,578)
   Other                                 (779,998)            --     (713,923)            --
                                       ----------   ------------   ----------   ------------
Net deferred incomes taxes             $5,464,597   $(24,971,133)  $4,098,337   $(22,962,168)
                                       ==========   ============   ==========   ============

     Income taxes paid in cash were approximately $49,061,000, $47,582,000 and $48,556,000, in 2006, 2005 and 2004, respectively.

(4) EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2006, 2005 and 2004, the Company's contributions were approximately $1,715,000, $1,601,000 and $1,306,000, respectively.

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

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6) STOCK-BASED COMPENSATION PLANS

     Employee Stock Option Plan

     In 2004, a new Employee Stock Option Plan was approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 5,460,775 shares (net of shares from canceled options) under the new plan through December 31, 2006. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                          2006    2005    2004
                                         -----   -----   -----
Dividend yield                             2.0%    2.0%    1.8%
Expected volatility                       30.0%   36.3%   48.5%
Risk-free interest rate                    4.8%    4.1%    3.4%
Expected term of options (in years)        4.5     4.4     4.4
Weighted-average grant-date fair value   $   4   $   4   $   7

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

     As of December 31, 2006, there was $9,401,859 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 4.2 years.

     A summary of the status of the Company's employee stock option plan at December 31, 2006, 2005, and 2004, and changes during the same periods are presented in the tables and narrative below:

                                                              2006
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                     000    Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year   10,510      $17
Granted                             1,691       15
Exercised                          (1,320)      13                                 $4,205
Forfeited                            (481)      18
                                   ------      ---
Outstanding at End of Year         10,400       17            2.9 Yrs              $5,614
                                   ------      ---            -------              ------
Exercisable at End of Year          6,904      $17            2.2 Yrs              $3,690

                                                              2005
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                     000    Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year   10,586      $16
Granted                             1,931       17
Exercised                          (1,580)      12                                $ 9,152
Forfeited                            (427)      18
                                   ------      ---
Outstanding at End of Year         10,510       17            3.2 Yrs             $33,881
                                   ------      ---            -------             -------
Exercisable at End of Year          7,440      $17            2.8 Yrs             $23,525

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6) STOCK-BASED COMPENSATION PLANS, continued

                                                              2004
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                     000    Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year    9,102      $14
Granted                             2,864       19
Exercised                          (1,258)      12                                 $ 8,865
Forfeited                            (122)      16
                                   ------      ---
Outstanding at End of Year         10,586       16            3.4 Yrs              $33,116
                                   ------      ---            -------              -------
Exercisable at End of Year          3,988      $14            2.2 Yrs              $19,107

     A summary of the status of the Company's non-vested employee stock option activity for the years ended December 31, 2006, 2005, and 2004, are presented in the table and narrative below:

                                         2006                  2005                  2004
                                 -------------------   -------------------   -------------------
                                           Wtd. Avg              Wtd. Avg              Wtd. Avg
                                 Shares   Grant Date   Shares   Grant Date   Shares   Grant Date
                                   000    Fair Value     000    Fair Value     000    Fair Value
                                 ------   ----------   ------   ----------   ------   ----------
Nonvested stock options at
   Beginning of Year              3,069        $6       6,598        $7       5,911        $7
Granted                           1,691         4       1,931         4       2,864         7
Vested                           (1,124)        6      (5,345)        7      (2,063)        7
Forfeited                          (140)        5        (115)        6        (114)        7
                                 ------       ---      ------       ---      ------       ---
Nonvested stock options at End
   of Year                        3,496        $5       3,069        $6       6,598        $7

     Non-employee Director Stock Option Plan

     The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was approved, replacing a prior plan. The Company has granted options on 315,240 shares (net of shares from canceled options) under the current plan through December 31, 2006. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     The fair value of each option grant in the Nonemployee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                          2006    2005    2004
                                         -----   -----   ------
Dividend yield                             1.8%    1.9%     1.7%
Expected volatility                       30.7%   42.3%    49.2%
Risk-free interest rate                    5.0%    4.1%     4.9%
Expected term of options (in years)        8.9     8.6      8.5
Weighted-average grant-date fair value   $   6   $   8    $   9

     As of December 31, 2006, there was no unrecognized compensation cost related to share-based payments under this plan.

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6) STOCK-BASED COMPENSATION PLANS, continued

     A summary of the status of the Company's Non-employee Director Stock Option Plan at December 31, 2006, 2005, and 2004, and changes during the same periods are presented in the tables and narrative below:

                                                              2006
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                     000    Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year    445        $14
Granted                              48         15
Exercised                           (80)         6                                  $662
Forfeited                           (72)        16
                                    ---        ---
Outstanding at End of Year          341         15            6.1 Yrs               $450
                                    ---        ---            -------               ----
Exercisable at End of Year          341        $15            6.1 Yrs               $450

                                                              2005
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                    000     Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year     510       $13
Granted                               48        18
Exercised                           (101)       10                                 $  756
Forfeited                            (12)       18
                                    ----       ---
Outstanding at End of Year           445        14            5.6 Yrs              $2,617
                                    ----       ---            -------              ------
Exercisable at End of Year           445       $14            5.6 Yrs              $2,617

                                                              2004
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                    000     Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year      626       $9
Granted                                96       18
Exercised                            (212)       5                                 $2,940
Forfeited                               0        0
                                     ----      ---
Outstanding at End of Year            510       13            5.8 Yrs              $2,992
                                     ----      ---            -------              ------
Exercisable at End of Year            510      $13            5.8 Yrs              $2,992

     A summary of the status of the Company's non-vested non-employee director stock option plan activity for the years ended December 31, 2006, 2005, and 2004, are presented in the table and narrative below:

                                         2006                  2005                  2004
                                 -------------------   -------------------   -------------------
                                           Wtd. Avg              Wtd. Avg              Wtd. Avg
                                 Shares   Grant Date   Shares   Grant Date   Shares   Grant Date
                                   000    Fair Value     000    Fair Value     000    Fair Value
                                 ------   ----------   ------   ----------   ------   ----------
Nonvested stock options at
   Beginning of Year                0          $0         0          $0          6        $11
Granted                            48           6        48           8         96          9
Vested                            (48)          6       (48)          8       (102)         9
Forfeited                           0           0         0           0          0          0
                                  ---         ---       ---         ---       ----        ---
Nonvested stock options at End
   of Year                          0          $0         0          $0          0        $ 0

                       GENTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved, replacing a prior plan. The Company has sold to employees 130,876 shares, 135,409 shares and 111,808 shares under the new plan in 2006, 2005, and 2004, respectively, and has sold a total of 441,127 shares under the new plan through December 31, 2006. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2006 was approximately $13.08.

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 572,910 shares outstanding as of December 31, 2006. During 2006, 2005, and 2004, 182,530, 80,700, and 122,520 shares, respectively, were granted with a restriction period of five years at market prices ranging from $14.00 to $17.09 in 2006, $15.93 to $19.50 in 2005, and $17.37 to $21.10 in 2004 and has unearned stock-based compensation of $5,495,816 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization of restricted stock for 2006 was $1,423,736.

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

(8)  CONTINGENCIES

     The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

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

                                   2006           2005           2004
                               ------------   ------------   ------------
Revenue:
   Automotive Products
      United States            $230,152,102   $236,708,606   $230,075,562
      Germany                   127,531,636     99,339,847     86,432,114
      Japan                      56,547,995     52,215,691     54,336,447
      Other                     134,172,464    124,532,388    112,306,599
   Fire Protection Products      23,862,876     23,687,442     22,515,613
                               ------------   ------------   ------------
   Total                       $572,267,073   $536,483,974   $505,666,335
                               ============   ============   ============

Income from Operations:
   Automotive Products         $121,766,143   $131,165,600   $145,622,021
   Fire Protection Products       4,680,833      5,128,937      4,444,192
                               ------------   ------------   ------------
   Total                       $126,446,976   $136,294,537   $150,066,213
                               ============   ============   ============

Assets:
   Automotive Products         $275,022,400   $248,568,391   $202,052,906
   Fire Protection Products       5,090,934      4,334,747      4,252,818
   Other                        504,915,066    669,742,664    650,553,704
                               ------------   ------------   ------------
   Total                       $785,028,400   $922,645,802   $856,859,428
                               ============   ============   ============

Depreciation & Amortization:
   Automotive Products         $ 25,218,267   $ 21,407,276   $ 19,323,047
   Fire Protection Products         253,879        207,336        228,844
   Other                          2,290,564      2,208,715      2,188,941
                               ------------   ------------   ------------
   Total                       $ 27,762,710   $ 23,823,327   $ 21,740,832
                               ============   ============   ============

Capital Expenditures:
   Automotive Products         $ 45,846,127   $ 52,966,667   $ 29,233,220
   Fire Protection Products         868,296        131,821        251,492
   Other                          1,478,660        434,747      1,050,462
                               ------------   ------------   ------------
   Total                       $ 48,193,083   $ 53,533,235   $ 30,535,174
                               ============   ============   ============

Other assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

Automotive Products revenues in the "Other" category are sales to automotive manufacturing plants in Canada, Mexico and Korea, as well as other foreign automotive customers. Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars. During 2006, approximately 13% of the Company's net sales were invoiced and paid in European euros.

During the years presented, the Company had four automotive customers, which individually accounted for 10% or more of net sales as follows:


          Customer
----------------------------
        #1    #2    #3    #4
       ---   ---   ---   ---
2006    22%   15%   13%   12%
2005    24%   12%   14%   11%
2004    31%   13%   13%    *

*    less than 10%

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------                           -----------                           ----
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

*10(b)(7)     Confidential Severance Agreement and Release between Gentex
              Corporation and Garth Deur was filed as Exhibit 10(b)(8) to
              Registrant's Report on Form 10-Q dated August 1, 2006, and the same is incorporated herein by reference.

10(e) The form of Indemnity Agreement between Registrant and each of the Registrant's directors and certain officers was filed as Exhibit 10(e) to Registrant's Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

21            List of Company Subsidiaries                                   48

23(a)         Consent of Independent Registered Public Accounting Firm       49

31.1          Certificate of the Chief Executive Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  50

31.2          Certificate of the Chief Financial Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  51

32            Certificate of the Chief Executive Officer and Chief
              Financial Officer of Gentex Corporation pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
              1350).                                                         52



*    Indicates a compensatory plan or arrangement.