Form 10-Q
period 2007-03-31
GENTEX CORP
filed 2007-05-03
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

          Yes       No
              ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares Outstanding
            Class                at April 23, 2007
            -----               ------------------
Common Stock, $0.06 Par Value       142,712,394

                        Exhibit Index located at page 16

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31, 2007   December 31, 2006
                                             (Unaudited)        (Audited)
                                           --------------   -----------------
                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                $282,343,771      $245,499,783
   Short-term investments                     72,368,429        82,727,927
   Accounts receivable, net                   71,434,594        58,337,396
   Inventories                                44,352,244        48,805,398
   Prepaid expenses and other                 13,363,538        11,507,590
                                            ------------      ------------
      Total current assets                   483,862,576       446,878,094
PLANT AND EQUIPMENT - NET                    183,985,848       184,134,373
OTHER ASSETS
   Long-term investments                     149,242,440       146,215,929
   Patents and other assets, net               7,901,135         7,800,004
                                            ------------      ------------
      Total other assets                     157,143,575       154,015,933
                                            ------------      ------------
Total assets                                $824,991,999      $785,028,400
                                            ============      ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                         $ 27,649,660       $23,881,973
   Accrued liabilities                        51,497,876        33,481,005
                                            ------------      ------------
      Total current liabilities               79,147,536        57,362,978
DEFERRED INCOME TAXES                         24,042,096        24,971,133
SHAREHOLDERS' INVESTMENT
   Common stock                                8,562,744         8,548,571
   Additional paid-in capital                207,675,732       196,901,488
   Retained earnings                         481,505,480       472,192,400
   Other shareholders' investment             24,058,411        25,051,830
                                            ------------      ------------
      Total shareholders' investment         721,802,367       702,694,289
                                            ------------      ------------
Total liabilities and
   shareholders' investment                 $824,991,999      $785,028,400
                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                               2007           2006
                                           ------------   ------------
NET SALES                                  $157,205,982   $139,020,593
COST OF GOODS SOLD                          102,627,220     90,787,885
                                           ------------   ------------
   Gross profit                              54,578,762     48,232,708

OPERATING EXPENSES:
   Engineering, research and development     12,275,662     10,159,168
   Selling, general & administrative          8,366,571      7,791,068
                                           ------------   ------------
      Total operating expenses               20,642,233     17,950,236
                                           ------------   ------------
      Operating income                       33,936,529     30,282,472

OTHER INCOME:
   Interest and dividend income               4,570,445      5,225,491
   Other, net                                 4,963,578      2,762,920
                                           ------------   ------------
      Total other income                      9,534,023      7,988,411
                                           ------------   ------------
      Income before provision
         for income taxes                    43,470,552     38,270,883

PROVISION FOR INCOME TAXES                   13,972,843     11,899,826
                                           ------------   ------------
NET INCOME                                 $ 29,497,709   $ 26,371,057
                                           ============   ============
EARNINGS PER SHARE:
   Basic                                   $       0.21   $       0.17
   Diluted                                 $       0.21   $       0.17

Cash Dividends Declared per Share          $      0.095   $      0.090

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            2007           2006
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 29,497,709   $ 26,371,057
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                     7,886,801      6,689,711
         (Gain) loss on disposal of assets                                   (69,859)       (14,856)
         (Gain) loss on sale of investments                               (4,421,296)    (2,563,508)
         Deferred income taxes                                              (743,702)      (503,733)
         Stock based compensation expense related to employee
         stock options, employee stock purchases and restricted stock      2,218,600      2,147,032
         Excess tax benefits from stock based compensation                   (11,567)       (76,044)
         Change in operating assets and liabilities:
            Accounts receivable, net                                     (13,097,198)    (9,491,281)
            Inventories                                                    4,453,154        716,158
            Prepaid expenses and other                                    (1,481,965)        46,950
            Accounts payable                                               3,767,687     (1,267,891)
            Accrued liabilities, excluding dividends declared             18,050,795     16,419,221
                                                                        ------------   ------------
               Net cash provided by (used for)
                  operating activities                                    46,049,159     38,472,816
                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                          (7,927,054)   (12,934,777)
   Proceeds from sale of plant and equipment                                 342,500         19,276
   (Increase) decrease in investments                                     10,156,234     21,606,952
   Increase in other assets                                                 (139,682)      (276,994)
                                                                        ------------   ------------
               Net cash provided by (used for)
                  investing activities                                     2,431,998      8,414,457
                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
   stock plan transactions                                                 9,214,518      6,464,243
   Cash dividends paid                                                   (13,535,239)   (14,043,958)
   Repurchases of common stock                                            (7,328,015)   (47,145,310)
   Excess tax benefits from stock based compensation                          11,567         76,044
                                                                        ------------   ------------
               Net cash provided by (used for)
                  financing activities                                   (11,637,169)   (54,648,981)
                                                                        ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       36,843,988     (7,761,708)
CASH AND CASH EQUIVALENTS,
   beginning of period                                                   245,499,783    439,681,693
                                                                        ------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                                        $282,343,771   $431,919,985
                                                                        ============   ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2006 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2007, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  March 31, 2007   December 31, 2006
                  --------------   -----------------
Raw materials       $29,335,777       $31,727,666
Work-in-process       4,601,380         4,681,714
Finished goods       10,415,087        12,396,018
                    -----------       -----------
                    $44,352,244       $48,805,398
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

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                          Quarter Ended March 31,
                                        ---------------------------
                                            2007            2006
                                        ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income           $ 29,497,709   $ 26,371,057
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                        142,166,241    154,223,254
   Potentially dilutive shares
      resulting from stock plans             557,376      1,528,671
                                        ------------   ------------
   Denominator for diluted EPS           142,723,617    155,751,925
                                        ============   ============
Shares related to stock plans not
   included in diluted average common
   shares outstanding because their
   effect would be antidilutive            5,249,844      4,126,002

(6)  Stock-Based Compensation Plans

     At March 31, 2007, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting

                       GENTEX CORPORATION AND SUBSIDIARIES
     for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2006, for additional information related to these stock-based compensation plans.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the first quarter ended March 31, 2007, were $1,793,967, $816,810, and $.01 per share lower, respectively. Compensation cost capitalized as part of inventory as of March 31, 2007, was $88,960. The cumulative effect of the change in accounting for forfeitures was not material.

     Employee Stock Option Plan

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           2007     2006
                                          ------   ------
Dividend yield                              1.99%    2.11%
Expected volatility                        28.90%   30.76%
Risk-free interest rate                     4.54%    4.82%
Expected term of options (in years)         4.35     4.37
Weighted-average grant-date fair value    $ 4.18   $ 4.64

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after two to seven years.

     As of March 31, 2007, there was $9,518,098 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.4 years.

     Non-employee Director Stock Option Plan

     As of March 31, 2007, there was no unrecognized compensation cost under this plan related to share-based payments. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

                       GENTEX CORPORATION AND SUBSIDIARIES

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved by the shareholders in 2001, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of March 31, 2007, the Company had unearned stock-based compensation of $5,699,893 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter of 2007 was $424,633.

(7)  Accounting for Uncertainty in Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

     As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of approximately $2,100,000 including accrued interest. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007. If recognized, the effective rate would be affected by the unrecognized tax benefits.

     The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company had accrued approximately $200,000 for interest as of March 31, 2007. Interest recorded during the quarter ended March 31, 2007 was not considered significant.

     The Company is subject to periodic and routine audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements are not expected to have a significant impact on the Company's financial position or results of operations.

     For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

(8) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                March 31, 2007   March 31, 2006
                --------------   --------------
Quarter Ended     $28,504,290      $28,896,304

                       GENTEX CORPORATION AND SUBSIDIARIES

(9) The increase in common stock during the three months ended March 31, 2007, was primarily due to the issuance of 683,923 shares of the Company's common stock under its stock-based compensation plans, partially offset by the repurchase of 447,710 shares pursuant to the Company's previously announced share repurchase plan for approximately $7,328,000. The Company has also recorded a $0.095 per share cash dividend in the first quarter. The first quarter dividend of approximately $13,558,000, was declared on March 6, 2007, and was paid on April 20, 2007.

(10) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                Quarter Ended March 31,
                              ---------------------------
                                   2007          2006
                              ------------   ------------
Revenue:
   Automotive Products        $151,115,835   $133,230,068
   Fire Protection Products      6,090,147      5,790,525
                              ------------   ------------
   Total                      $157,205,982   $139,020,593
                              ============   ============
Operating Income:
   Automotive Products        $ 32,779,120   $ 29,101,707
   Fire Protection Products      1,157,409      1,180,765
                              ------------   ------------
   Total                      $ 33,936,529   $ 30,282,472
                              ============   ============

(11) In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year; has not yet issued financial statements for any interim period of the fiscal year of adoption; and also elects to apply the provisions of SFAS No. 157. While we are currently evaluating the provisions of SFAS No. 159, if adopted, the statement is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     FIRST QUARTER 2007 VERSUS FIRST QUARTER 2006

     Net Sales. Net sales for the first quarter of 2007 increased by approximately $18,185,000, or 13%, when compared with the first quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $17,886,000, or 13%, in the first quarter of 2007, when compared with the first quarter last year, primarily due to an 11% increase in auto-dimming mirror unit shipments from approximately 3,392,000 in the first quarter 2006 to 3,778,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2007 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 4% compared with the first quarter of the prior year, despite a 4% decline in North American automotive industry production levels, primarily due to increased interior auto-dimming mirror unit shipments for GMT900 pickups and Ford vehicles. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 18% compared with the first quarter in 2006, primarily due to increased penetration at certain European automakers. Net sales of the Company's fire protection products increased 5% for the current quarter versus the same quarter of last year, primarily due to higher sales of certain signaling devices.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 65.3% when comparing the current quarter to the same quarter last year, primarily reflecting the impact of annual automotive customer price reductions, offset by higher sales level leveraged over the fixed overhead costs, positive product mix and purchasing cost reductions. Each offsetting factor to customer price reductions impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 21% and approximately $2,116,000, when compared with the same quarter last year. Excluding litigation expenses of $1,424,000 (see discussion under "Trends and Developments"), E, R & D expenses increased by 7% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features. Selling, general and administrative expenses increased 7% and approximately $576,000, for the current quarter, when compared with the first quarter of 2006, primarily reflecting the continued expansion of the Company's overseas offices, partially offset by a reduction in non-income based state taxes.

     Total Other Income. Total other income for the current quarter increased by approximately $1,546,000 when compared with the first quarter of 2006, primarily due to realized gains on the sale of equity investments, partially offset by reduced interest income due to lower investable funds, primarily due to share repurchases.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to domestic manufacturing deduction, tax-exempt investment income and stock option expense.

     Net Income. Net income increased by $3,127,000, or 12%, when compared with the same quarter last year, primarily due to increased net sales and gross margin and an increase in other income.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the three months ended March 31, 2007, increased to $46,049,000, compared to $38,473,000, for the same period last year, primarily due to an increase in accounts payable and a decrease in inventories. Capital expenditures for the three months ended March 31, 2007, were $7,927,000, compared to $12,935,000 for the same period last year, primarily due to new facility construction in 2006.

     The Company started construction of a 60,000-square-foot building addition to its exterior mirror manufacturing facility in Zeeland, Michigan, during the first quarter of 2007. The building addition is expected to be completed in the first quarter of 2008 with an approximate cost of $6 million, which will be funded from cash and/or cash equivalents.

     Accounts receivable as of March 31, 2007, increased approximately $13,097,000 compared to December 31, 2006. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Inventories as of March 31, 2007, decreased approximately $4,453,000 compared to December 31, 2006. The decrease was a result of working down inventory levels built up at the end of calendar year 2006 in anticipation of manufacturing line moves and smoothing out of holiday production schedules.

     Management considers the Company's working capital and long-term investments totaling approximately $553,957,000 as of March 31, 2007, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

     The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased        Cost of
Quarter Ended          (Post-Split)     Shares Purchased
-------------        ----------------   ----------------
    March 31, 2003         830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
    March 31, 2006       2,803,548          47,145,310
     June 30, 2006       7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
 December 31, 2006       1,232,884          19,487,427
    March 31, 2007         447,710           7,328,033
                        ----------        ------------
             Total      17,979,453         269,640,669
                        ==========        ============

6,020,547 shares remain authorized to be repurchased under the plan.

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

     The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes there have been no changes in those critical accounting policies.

     TRENDS AND DEVELOPMENTS:

     During the first quarter of 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the extension, the Company was sourced virtually all the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, and includes all but two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also includes the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The new GM programs were transferred to the Company by the 2007 model year. The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

     During the quarter ended September 30, 2005, the Company negotiated an extension to its long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009.

     During the first quarter of 2007, the Company negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company's business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the sourcing agreement term which ends December 31, 2008.

     The Company currently expects that auto-dimming mirror unit shipments for the second quarter and the balance of 2007 will be approximately 10% higher, and revenue growth will be slightly higher on a percentage basis than unit shipment growth, compared with the same periods in 2006. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2007 are approximately 15.2 million units for North America, 21.1 million for Europe and 14.4 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended March 31, 2007, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2006.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, it could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

     The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, which continues to be a challenge. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth, margins, profitability and, as a result, our share price. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. The automotive industry is experiencing increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, supplier bankruptcies, and commodity material cost increases. If our automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc. due to their UAW contracts or other negotiations, it could disrupt our shipments to these customers, which could adversely affect our sales, margins, profitability and, as a result, our share price.

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

     In light of the financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering the sale of business segments or may be considering bankruptcy. Should one or more of our larger customers (including their tier 1 suppliers) sell their business or declare bankruptcy, it could adversely affect our sales, margins, profitability and, as a result, our share price.

     The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

     The Company is involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. Activity related to the Company's ongoing litigation increased significantly during the current quarter and resulted in litigation expenses of $1,424,000. The Company currently estimates that its additional litigation expenses related to this case will continue to increase through the scheduled trial in July 2007.

     On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 6, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter of 2005. The objective of this Company action is primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R). In addition, the Company has also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

     On April 1, 2005, the Company announced a two-for-one stock split effected in the form of a 100 percent common stock dividend for each outstanding share, issued to shareholders on May 6, 2005. The ex-dividend date was May 9, 2005.

     On October 1, 2002, Magna International acquired Donnelly Corporation, the Company's major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company sells certain automatic-dimming rearview mirror sub-assemblies to Magna Donnelly. To date, the Company is not aware of any significant impact of Magna's acquisition of Donnelly upon the Company. Magna International recently announced that they are reviewing alternatives regarding its role in a potential transaction pertaining to the purchase of the Chrysler Group. The Company is uncertain what affect this potential transaction may have on our business with Chrysler.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2007, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of March 31, 2007, were effective such that the information required to be disclosed by the

     Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     SAFE HARBOR STATEMENT:

     Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expenses on earnings, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of automotive production worldwide, the maintenance of the Company's relative market share, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, supply chain disruptions, potential sale of OEM business segments or suppliers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam(R), Z-Nav and Rear Camera Display Mirror), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

     ITEM 1A. RISK FACTORS

     Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A - Risk Factors of the Company's report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's report form on Form 10-K.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c) Issuer Purchases of Equity Securities

               The following is a summary of share repurchase activity during the first quarter ended March 31, 2007:

                                                 Total Number of         Maximum Number
                Total Number   Average Price   Shares Purchased As   of Shares That May Yet
                  Of Shares       Paid Per      Part of a Publicly      Be Purchased Under
    Period        Purchased        Share         Announced Plan             the Plan
    ------      ------------   -------------   -------------------   ----------------------
January 2007            --         $   --                 --                6,468,257
February 2007           --         $   --                 --                6,468,257
March 2007         447,710         $16.37            447,710                6,020,547
                   -------                           -------
   Total           447,710                           447,710
                   =======                           =======

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. The Company repurchased 17,979,453 shares at a cost of $269,640,669 under the plan to date (see below). 6,020,547 shares remain authorized to be repurchased under the plan.

                      Total Number of
                     Shares Purchased        Cost of
Quarter Ended          (Post-Split)     Shares Purchased
-------------        ----------------   ----------------
    March 31, 2003         830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
    March 31, 2006       2,803,548          47,145,310
     June 30, 2006       7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
 December 31, 2006       1,232,884          19,487,427
    March 31, 2007         447,710           7,328,033
                        ----------        ------------
             Total      17,979,453         269,640,669
                        ==========        ============

     ITEM 6. EXHIBITS

          (a) See Exhibit Index on Page 16.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: May 3, 2007                       /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer


Date: May 3, 2007                       /s/ Steven A. Dykman
                                        ----------------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance,
                                        Principal Financial and
                                        Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------   -----------------------------------------------------------   ----
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

EXHIBIT NO.                           DESCRIPTION                           PAGE
-----------   -----------------------------------------------------------   ----
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

----------
*    Indicates a compensatory plan or arrangement.