Form 10-Q
period 2007-06-30
GENTEX CORP
filed 2007-08-03
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007,

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

                                Yes       No
                                    ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares Outstanding
            Class                at July 23, 2007
            -----               ------------------
Common Stock, $0.06 Par Value       143,745,690

                        Exhibit Index located at page 18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       June 30, 2007   December 31, 2006
                                       -------------   -----------------
                                        (Unaudited)        (Audited)
                                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents            $287,509,408      $245,499,783
   Short-term investments                 77,174,631        82,727,927
   Accounts receivable, net               74,358,590        58,337,396
   Inventories                            42,071,205        48,805,398
   Prepaid expenses and other             14,610,616        11,507,590
                                        ------------      ------------
      Total current assets               495,724,450       446,878,094

PLANT AND EQUIPMENT - NET                191,969,821       184,134,373

OTHER ASSETS
   Long-term investments                 156,608,554       146,215,929
   Patents and other assets, net           8,215,552         7,800,004
                                        ------------      ------------
      Total other assets                 164,824,106       154,015,933
                                        ------------      ------------
Total assets                            $852,518,377      $785,028,400
                                        ============      ============

                LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                     $ 29,849,329      $ 23,881,973
   Accrued liabilities                    35,417,341        33,481,005
                                        ------------      ------------
      Total current liabilities           65,266,670        57,362,978

DEFERRED INCOME TAXES                     26,079,464        24,971,133

SHAREHOLDERS' INVESTMENT
   Common stock                            8,624,741         8,548,571
   Additional paid-in capital            225,217,630       196,901,488
   Retained earnings                     498,861,357       472,192,400
   Other shareholders' investment         28,468,515        25,051,830
                                        ------------      ------------
      Total shareholders' investment     761,172,243       702,694,289
                                        ------------      ------------
Total liabilities and
   shareholders' investment             $852,518,377      $785,028,400
                                        ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                           ---------------------------   ---------------------------
                                               2007           2006           2007           2006
                                           ------------   ------------   ------------   ------------
NET SALES                                  $163,479,812   $142,391,231   $320,685,794   $281,411,824
COST OF GOODS SOLD                          105,782,966     91,494,753    208,410,186    182,282,638
                                           ------------   ------------   ------------   ------------
      Gross profit                           57,696,846     50,896,478    112,275,608     99,129,186

OPERATING EXPENSES:
   Engineering, research and development     12,446,469      9,962,629     24,722,131     20,121,797
   Selling, general & administrative          8,732,630      7,512,959     17,099,201     15,304,027
                                           ------------   ------------   ------------   ------------
      Total operating expenses               21,179,099     17,475,588     41,821,332     35,425,824
                                           ------------   ------------   ------------   ------------
      Income from operations                 36,517,747     33,420,890     70,454,276     63,703,362

OTHER INCOME (EXPENSE)
   Interest and dividend income               4,748,199      5,161,146      9,318,644     10,386,637
   Other, net                                 3,699,084      1,517,113      8,662,662      4,280,033
                                           ------------   ------------   ------------   ------------
      Total other income                      8,447,283      6,678,259     17,981,306     14,666,670
                                           ------------   ------------   ------------   ------------
      Income before provision for
         income taxes                        44,965,030     40,099,149     88,435,582     78,370,032

PROVISION FOR INCOME TAXES                   14,008,923     12,863,099     27,981,766     24,762,925
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 30,956,107   $ 27,236,050   $ 60,453,816   $ 53,607,107
                                           ============   ============   ============   ============

EARNINGS PER SHARE:
      Basic                                $       0.22   $       0.18   $       0.42   $       0.35
      Diluted                              $       0.22   $       0.18   $       0.42   $       0.35
Cash Dividends Declared per Share          $      0.095   $      0.090   $       0.19   $       0.18

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For six months ended June 30,
                                                                        -----------------------------
                                                                            2007            2006
                                                                        ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 60,453,816   $  53,607,107
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                       15,738,089      13,379,195
      (Gain) loss on disposal of assets                                      220,514         (23,204)
      (Gain) loss on sale of investments                                  (7,112,255)     (3,637,158)
      Deferred income taxes                                               (1,269,039)     (1,439,236)
      Stock-based compensation expense related to employee stock
      options, employee stock purchases and restricted stock               4,362,765       4,310,318
      Excess tax benefits from stock-based compensation                     (102,290)       (176,803)
      Change in operating assets and liabilities:
         Accounts receivable, net                                        (16,021,194)     (9,583,588)
         Inventories                                                       6,734,193        (985,667)
         Prepaid expenses and other                                       (2,510,355)         (9,102)
         Accounts payable                                                  5,967,356       5,801,881
         Accrued liabilities, excluding dividends declared                 1,927,709       9,845,897
                                                                        ------------   -------------
            Net cash provided by (used for) operating activities          68,389,309      71,089,640
                                                                        ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                         (24,127,055)    (30,180,530)
   Proceeds from sale of plant and equipment                                 353,000         294,361
   (Increase) decrease in investments                                      7,372,068      15,465,915
   (Increase) decrease in other assets                                      (333,302)        553,133
                                                                        ------------   -------------
            Net cash provided by (used for) investing activities         (16,735,289)    (13,867,121)
                                                                        ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions                  24,674,250       8,853,877
   Cash dividends paid                                                   (27,092,920)    (27,882,204)
   Repurchases of common stock                                            (7,328,015)   (151,749,724)
   Excess tax benefits from stock-based compensation                         102,290         176,803
                                                                        ------------   -------------
            Net cash provided by (used for) financing activities          (9,644,395)   (170,601,248)
                                                                        ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      42,009,625    (113,378,729)
CASH AND CASH EQUIVALENTS, beginning of period                           245,499,783     439,681,693
                                                                        ------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                $287,509,408   $ 326,302,964
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2007, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                                  December 31,
                  June 30, 2007       2006
                  -------------   ------------
Raw materials      $25,200,198     $31,727,666
Work-in-process      4,588,819       4,681,714
Finished goods      12,282,188      12,396,018
                   -----------     -----------
                   $42,071,205     $48,805,398
                   ===========     ===========

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                          Quarter Ended June 30,      Six Months Ended June 30,
                                       ---------------------------   ---------------------------
                                           2007           2006           2007           2006
                                       ------------   ------------   ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income          $ 30,956,107   $ 27,236,050   $ 60,453,816   $ 53,607,107
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                       142,543,923    150,592,680    142,356,126    152,402,407
   Potentially dilutive shares
      resulting from stock plans            933,732        451,959        690,882        774,195
                                       ------------   ------------   ------------   ------------
   Denominator for diluted EPS          143,477,655    151,044,639    143,047,008    153,176,602
                                       ============   ============   ============   ============
Shares related to stock plans not
  included in diluted average common
  shares outstanding because their
  effect would be antidilutive            2,606,718      7,559,775      4,038,524      5,580,488

(5)  Stock-Based Compensation Plans

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

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the second quarter of 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the second quarter and six months ended June 30, 2007, were $1,757,799, $348,722, and $.00 per share lower and $3,551,766, $1,165,532, and $.01 lower, respectively. Compensation cost capitalized as part of inventory as of June 30, 2007, was $103,407. The cumulative effect of the change in accounting for forfeitures was not material.

     Employee Stock Option Plan

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   ----------------
                                           2007     2006       2007     2006
                                          ------   ------     ------   ------
Dividend yield                              1.99%    1.88%      1.99%    2.00%
Expected volatility                        29.50%   30.05%     29.20%   30.40%
Risk-free interest rate                     4.92%    5.17%      4.71%    5.00%
Expected term of options (in years)         4.33     4.37       4.34     4.37
Weighted-average grant-date fair value    $ 5.26   $ 3.90     $ 4.72   $ 4.27

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     As of June 30, 2007, there was $10,127,224 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.3 years.

     Non-employee Director Stock Option Plan

     As of June 30, 2007, there was $216,918 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2007 calendar year. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

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

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved by the shareholders in 2001, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of June 30, 2007, the Company had unearned stock-based compensation of $5,522,278 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2007 were $386,366 and $810,999, respectively.

(6)  Accounting for Uncertainty in Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

     As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of approximately $2,100,000 including accrued interest. There has been no significant change in the unrecognized tax benefits during the second quarter ending June 30, 2007. If recognized, the effective rate would be affected by the unrecognized tax benefits.

     The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company had accrued approximately $200,000 for interest as of June 30, 2007. Interest recorded during the six months ended June 30, 2007, was not considered significant.

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

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                   June 30, 2007   June 30, 2006
                   -------------   -------------
Quarter Ended       $35,366,211     $24,835,305
Six Months Ended    $63,870,501     $53,731,609

                       GENTEX CORPORATION AND SUBSIDIARIES

(8) The increase in common stock during the six months ended June 30, 2007, was primarily due to the issuance of 1,717,219 shares of the Company's common stock under its stock-based compensation plans, partially offset by the repurchase of 447,710 shares pursuant to the Company's previously announced share repurchase plan for approximately $7,328,000. The Company has also recorded a $0.095 per share cash dividend in the first and second quarters. The second quarter dividend of approximately $13,656,000, was declared on May 15, 2007, and was paid on July 20, 2007.

(9)  Contingencies

     The Company is involved in litigation with K.W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred during July 2007.

     While the ultimate results of litigation cannot be predicted with certainty, management believes that it will not have a material adverse effect on the Company's financial statements.

(10) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                                 Quarter Ended June 30,      Six Months Ended June 30,
                              ---------------------------   ---------------------------
                                  2007           2006           2007           2006
                              ------------   ------------   ------------   ------------
Revenue:
   Automotive Products        $157,183,786   $136,049,551   $308,299,621   $269,279,619
   Fire Protection Products      6,296,026      6,341,680     12,386,173     12,132,205
                              ------------   ------------   ------------   ------------
   Total                      $163,479,812   $142,391,231   $320,685,794   $281,411,824
                              ============   ============   ============   ============
Operating Income:
   Automotive Products        $ 35,215,160   $ 32,143,170   $ 67,994,280   $ 61,244,877
   Fire Protection Products      1,302,587      1,277,720      2,459,996      2,458,485
                              ------------   ------------   ------------   ------------
   Total                      $ 36,517,747   $ 33,420,890   $ 70,454,276   $ 63,703,362
                              ============   ============   ============   ============

(11) In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity makes that choice in the first 120 days of that fiscal year; has not yet issued financial statements for any interim period of the fiscal year of adoption; and also elects to apply the provisions of SFAS No. 157. Currently, the Company is not planning to adopt the provisions of SFAS No. 159.

     In June 2007, the FASB ratified the consensus on Emerging Issues Task Force
     (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06-11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     SECOND QUARTER 2007 VERSUS SECOND QUARTER 2006

     Net Sales. Net sales for the second quarter of 2007 increased by approximately $21,089,000, or 15%, when compared with the second quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $21,134,000, or 16%, in the second quarter of 2007, when compared with the second quarter last year, primarily due to a 14% increase in auto-dimming mirror unit shipments from approximately 3,408,000 in the second quarter 2006 to 3,874,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2007 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 6% compared with the second quarter of the prior year, despite a 2% decline in North American automotive industry production levels, primarily due to increased interior auto-dimming mirror unit shipments for certain domestic and Asian transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 21% compared with the second quarter in 2006, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 1% for the current quarter versus the same quarter of last year.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.3% in the second quarter of 2006 to 64.7% in the second quarter of 2007. This percentage increase primarily reflected the impact of annual automotive customer price reductions, partially offset by higher sales level leveraged over the fixed overhead costs, purchasing cost reductions and improved manufacturing yields. Each offsetting factor to customer price reductions impacted cost of goods sold as a percentage of net sales by approximately 1%.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 25% and approximately $2,484,000 when compared with the same quarter last year. Excluding litigation expenses of $1,427,000 (see discussion under "Trends and Developments"), E, R & D expenses increased by 11% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features. Selling, general and administrative expenses increased 16% and approximately $1,220,000, for the current quarter, when compared with the second quarter of 2006, primarily reflecting the continued expansion of the Company's overseas offices, partially offset by a reduction in non-income based state taxes.

     Total Other Income. Total other income for the current quarter increased by approximately $1,769,000 when compared with the second quarter of 2006, primarily due to realized gains on the sale of equity investments, partially offset by lower interest income due to lower investable funds.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction and stock option expense benefits.

     Net Income. Net income increased by $3,720,000, or 14% for the current quarter, when compared with the same quarter last year, primarily due to increased sales and gross margin and an increase in other income.

     SIX MONTHS ENDED JUNE 30, 2007, VERSUS SIX MONTHS ENDED JUNE 30, 2006

     Net Sales. Net sales for the six months ended June 30, 2007 increased by approximately $39,274,000, or 14%, when compared with the same period last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $39,020,000, or 14% period over period, as auto-dimming mirror unit shipments increased by 13% from approximately 6,800,000 in the first six months of 2006 to 7,653,000 units in the first six months of 2007. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2007 model year vehicles. Unit shipments to customers in North America increased by 5% during the first six months of 2007 versus the same period in 2006, primarily due to increased auto-dimming mirror unit shipments for certain domestic and Asian transplant automakers. Mirror unit shipments to automotive customers outside North America increased by 20% period over period, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products increased 2% period over period, primarily due to higher sales of certain signaling devices.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.8% in the six months ended June 30, 2006, to 65.0% in the six months ended June 30, 2007, primarily reflecting the impact of annual automotive customer price reductions, partially offset by higher sales level leveraged over fixed overhead costs, purchasing cost reductions and improved manufacturing yields. Each offsetting factor to customer price reductions impacted cost of goods sold as a percentage of net sales by approximately 1%.

     Operating Expenses. For the six months ended June 30, 2007, engineering, research and development expenses increased approximately $4,600,000, and increased from 7% to 8% of net sales, when compared to the same period last year, primarily due to litigation expense and additional staffing, engineering and testing for new product development, including mirrors with additional features. Excluding litigation expense of $2,851,000 (see discussion under "Trends and Developments"), E, R & D expenses increased by 9% for the current period versus the same period last year. Selling, general and administrative expenses increased approximately $1,795,000 for the six months ended June 30, 2007, but remained at 5% of net sales, when compared to the same period last year, primarily reflecting the continued expansion of the Company's overseas offices, partially offset by a reduction in non-income based state taxes.

     Total Other Income. Total other income for the six months ended June 30, 2007, increased $3,315,000 when compared to the same period last year, primarily due to realized gains on the sale of equity investments, partially offset by lower interest income due to lower investable funds.

     Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2007, primarily due to the domestic manufacturing deduction and stock option expense benefits.

     Net Income. Net income increased by $6,847,000, or 13% for the six months ended June 30, 2007, when compared with the same period last year, primarily due to increased sales and gross margin and an increase in other income.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the six months ended June 30, 2007, decreased to $68,389,000, compared to $71,090,000, for the same period last year, primarily due to an increase in accounts receivable and a decrease in other accrued liabilities. Capital expenditures for the six months ended June 30, 2007, were $24,127,000, compared to $30,181,000 for the same period last year; the reduction was primarily due to new facility construction in 2006.

     The Company started construction of a 60,000-square-foot building addition to its exterior mirror manufacturing facility in Zeeland, Michigan, during the first quarter of 2007. The building addition is expected to be completed in the first quarter of 2008 with an approximate cost of $6 million, which will be funded from cash and/or cash equivalents.

     Accounts receivable as of June 30, 2007, increased approximately $16,021,000 compared to December 31, 2006. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Inventories as of June 30, 2007, decreased approximately $6,734,000 compared to December 31, 2006. The decrease was primarily a result of working down inventory levels built up at the end of calendar year 2006 in anticipation of manufacturing line moves and smoothing out of holiday production schedules.

     Management considers the Company's working capital and long-term investments totaling approximately $587,066,000 as of June 30, 2007, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

     The following is a summary of quarterly share repurchase activity under the plan to date:


                      Total Number of
                     Shares Purchased        Cost of
   Quarter Ended       (Post-Split)     Shares Purchased
   -------------     ----------------   ----------------
March 31, 2003             830,000         $10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
March 31, 2007             447,710           7,328,015
                        ----------        ------------
   Total                17,979,453        $269,640,651

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

     During the quarter ended September 30, 2005, the Company negotiated an extension to its long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009. From publicly available information, the Company currently does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company's current business with Chrysler in the near term, but there may be other information of which the Company is not aware.

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

     In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of auto-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a memorandum of understanding. During the quarter ended June 30, 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company's business.

     The Company previously announced development programs with several automakers for its Rear Camera Display Mirror that consists of a proprietary liquid display (LCD) device that shows a panoramic video of objects behind the vehicle in real time. During the second quarter of 2007, the Company announced a number of OEM programs with Ford Motor Company and one dealer or port-installed program with Mazda to supply its Rear Camera Display Mirror, each in the ordinary course of the Company's business.

     The Company currently expects that auto-dimming mirror unit shipments and revenues for the third quarter and the balance of 2007 will be approximately 10-15% higher, compared with the same period in 2006. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models. The third quarter is always a difficult quarter to forecast, due to customer plant summer shutdowns and model year product changeover. In addition, in the third quarter of 2007, there are additional uncertainties, including vehicle production and sales rates at the traditional Big Three automakers in North America and the upcoming UAW contract negotiations.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2007 are approximately 15.2 million units for North America, 21.3 million for Europe and 14.6 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2007, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2006.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

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

     The Company is involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. The Company is uncertain of the outcome of the trial and the impact that it may have on its exterior mirror business. Activity related to the Company's ongoing litigation increased significantly during the first quarter and continued through the second quarter resulting in litigation expenses of $2,851,000 for the six months ended June 30, 2007. The trial in Wisconsin related to this case occurred during July 2007.

     On March 30, 2005, in response to the required implementation of SFAS No. 123(R) as disclosed in Note 5, the Company accelerated the vesting of current "under water" stock options. As a result of the vesting acceleration, approximately 2.3 million shares became immediately exercisable and an additional approximate $13.6 million of proforma stock-based employee compensation expense was recognized in the first quarter of 2005. The objective of this Company action is primarily to avoid recognizing compensation expense associated with these options in future financial statements, upon the Company's adoption of SFAS No. 123(R). In addition, the Company has also received shareholder approval of an amendment to its Employee Stock Option Plan to allow the grant of non-qualified stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2007, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of June 30, 2007, were effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     SAFE HARBOR STATEMENT:

     Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expenses on earnings, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of automotive production worldwide, the maintenance of the Company's relative market share, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, supply chain disruptions, potential sale of OEM business segments or suppliers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam(R), Z-Nav(R) and Rear Camera Display Mirror), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (c)  Issuer Purchases of Equity Securities

               On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. Cumulatively, the Company has repurchased 17,979,453 shares at a cost of $269,640,651 under the plan to date (see below). 6,020,547 shares remain authorized to be repurchased under the plan.

                     Total Number of Shares       Cost of
Quarter Ended        Purchased (Post-Split)   Shares Purchased
-------------        ----------------------   ----------------
March 31, 2003                830,000           $ 10,246,810
September 30, 2005          1,496,059             25,214,573
March 31, 2006              2,803,548             47,145,310
June 30, 2006               7,201,081            104,604,414
September 30, 2006          3,968,171             55,614,102
December 31, 2006           1,232,884             19,487,427
March 31, 2007                447,710              7,328,015
                           ----------           ------------
Total                      17,979,453           $269,640,651

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the shareholders of the Company was held on May 10, 2007.

          (b) Nominees Frederick Sotok, John Mulder and Wallace Tsuha were elected to serve three-year terms and James Wallace was elected to serve a two-year term (filling the vacancy that was created when J. Terry Moran unexpectedly passed away) on the Company's Board of Directors by the following votes.

           Frederick Sotok   John Mulder   Wallace Tsuha   James Wallace
           ---------------   -----------   -------------   -------------
For          124,370,952     129,799,067    133,501,633      133,409,714
Against               --              --             --               --
Withheld       9,837,441       4,409,326        706,760          798,680

     The terms of office for incumbent Directors Fred Bauer, Gary Goode, Ken La Grand, Arlyn Lanting and Rande Somma continued after the meeting.

          (c) A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 2007, was approved by the following vote:

For                          132,466,843
Against                        1,655,594
Abstain / Broker-Non-Votes        85,956

               See Part II, Item 4(b), with respect to the election of the Directors.

     ITEM 6. EXHIBITS

          (a)  See Exhibit Index on Page 18.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: August 3, 2007                    /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief Executive Officer


Date: August 3, 2007                    /s/ Steven A. Dykman
                                        ----------------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance, Principal
                                        Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION                           PAGE
-----------   ----------------------------------------------------------   -----
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

EXHIBIT NO.                           DESCRIPTION                          PAGE
-----------   ----------------------------------------------------------   -----
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

31.1          Certificate of the Chief Executive Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  20

31.2          Certificate of the Chief Financial Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002 (18 U.S.C. 1350).                                  21

32            Certificate of the Chief Executive Officer and Chief
              Financial Officer of Gentex Corporation pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
              1350)                                                          22

----------
*    Indicates a compensatory plan or arrangement.