Form 10-Q
period 2007-09-30
GENTEX CORP
filed 2007-11-02
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the quarterly period ended September 30, 2007,

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

  Large accelerated filer [x] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Shares Outstanding
            Class               at October 23, 2007
            -----               -------------------
Common Stock, $0.06 Par Value       144,508,379


                        Exhibit Index located at page 17
                                  Page 1 of 21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      GENTEX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30, 2007   December 31, 2006
                                                                    (Unaudited)           (Audited)
                                                                 ------------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $310,113,174         $245,499,783
   Short-term investments                                             70,830,966           82,727,927
   Accounts receivable, net                                           75,666,023           58,337,396
   Inventories                                                        47,403,471           48,805,398
   Prepaid expenses and other                                         15,737,453           11,507,590
                                                                    ------------         ------------
      Total current assets                                           519,751,087          446,878,094

PLANT AND EQUIPMENT - NET                                            198,135,164          184,134,373

OTHER ASSETS
   Long-term investments                                             161,599,496          146,215,929
   Patents and other assets, net                                       8,704,535            7,800,004
                                                                    ------------         ------------
      Total other assets                                             170,304,031          154,015,933
                                                                    ------------         ------------
Total assets                                                        $888,190,282         $785,028,400
                                                                    ============         ============
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                                                 $ 34,546,969         $ 23,881,973
   Accrued liabilities                                                35,767,846           33,481,005
                                                                    ------------         ------------
      Total current liabilities                                       70,314,815           57,362,978

DEFERRED INCOME TAXES                                                 26,629,722           24,971,133

SHAREHOLDERS' INVESTMENT
   Common stock                                                        8,670,503            8,548,571
   Additional paid-in capital                                        239,199,789          196,901,488
   Retained earnings                                                 513,577,734          472,192,400
   Other shareholders' investment                                     29,797,719           25,051,830
                                                                    ------------         ------------
      Total shareholders' investment                                 791,245,745          702,694,289
                                                                    ------------         ------------
Total liabilities and
   shareholders' investment                                         $888,190,282         $785,028,400
                                                                    ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
                                           ---------------------------   ---------------------------
                                               2007           2006           2007           2006
                                           ------------   ------------   ------------   ------------
NET SALES                                  $162,524,803   $141,265,647   $483,210,597   $422,677,471
COST OF GOODS SOLD                          105,522,931     93,387,125    313,933,117    275,669,763
                                           ------------   ------------   ------------   ------------
      Gross profit                           57,001,872     47,878,522    169,277,480    147,007,708

OPERATING EXPENSES:
   Engineering, research and development     13,251,945     10,536,334     37,974,076     30,658,131
   Selling, general & administrative          9,112,808      7,737,384     26,212,009     23,041,411
                                           ------------   ------------   ------------   ------------
      Total operating expenses               22,364,753     18,273,718     64,186,085     53,699,542
                                           ------------   ------------   ------------   ------------
      Income from operations                 34,637,119     29,604,804    105,091,395     93,308,166

OTHER INCOME (EXPENSE)
   Interest and dividend income               5,139,536      4,794,928     14,458,180     15,181,565
   Other, net                                 4,076,418      1,308,341     12,739,080      5,588,374
                                           ------------   ------------   ------------   ------------
      Total other income                      9,215,954      6,103,269     27,197,260     20,769,939
                                           ------------   ------------   ------------   ------------
      Income before provision for income
         taxes                               43,853,073     35,708,073    132,288,655    114,078,105

PROVISION FOR INCOME TAXES                   14,026,590     11,370,152     42,008,356     36,133,077
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 29,826,483   $ 24,337,921   $ 90,280,299   $ 77,945,028
                                           ============   ============   ============   ============
EARNINGS PER SHARE:
      Basic                                $       0.21   $       0.17   $       0.63   $       0.52
      Diluted                              $       0.21   $       0.17   $       0.63   $       0.52

Cash Dividends Declared per Share          $      0.105   $      0.095   $      0.295   $      0.275

      See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For nine months
                                                                                    ended September 30,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $ 90,280,299   $  77,945,028
   Adjustments to reconcile net income to net cash provided by operating activities-
      Depreciation and amortization                                              24,213,482      20,613,394
      (Gain) loss on disposal of assets                                             302,960          74,784
      (Gain) loss on sale of investments                                        (10,681,432)     (4,620,523)
      Deferred income taxes                                                      (2,230,860)     (1,664,489)
      Stock-based compensation expense related to employee stock options,
            employee stock purchases and restricted stock                         6,785,909       6,554,701
      Excess tax benefits from stock-based compensation                            (269,057)       (214,212)
      Change in operating assets and liabilities:
            Accounts receivable, net                                            (17,328,627)    (10,173,906)
            Inventories                                                           1,401,927      (4,516,869)
            Prepaid expenses and other                                           (2,765,530)        576,552
            Accounts payable                                                     10,664,996       8,967,226
            Accrued liabilities, excluding dividends declared                       823,952       3,975,320
                                                                               ------------   -------------
               Net cash provided by (used for) operating activities             101,198,019      97,517,006
                                                                               ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                (38,936,917)    (40,406,163)
   Proceeds from sale of plant and equipment                                        529,737         294,361
   (Increase) decrease in investments                                            14,123,731     (10,707,990)
   (Increase) decrease in other assets                                             (772,484)        259,826
                                                                               ------------   -------------
               Net cash provided by (used for) investing activities             (25,055,933)    (50,559,966)
                                                                               ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions                         36,279,027      12,832,072
   Cash dividends paid                                                          (40,748,764)    (41,096,783)
   Repurchases of common stock                                                   (7,328,015)   (207,363,826)
   Excess tax benefits from stock-based compensation                                269,057         214,212
                                                                               ------------   -------------
               Net cash provided by (used for) financing activities             (11,528,695)   (235,414,325)
                                                                               ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             64,613,391    (188,457,285)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                          245,499,783     439,681,693
                                                                               ------------   -------------
CASH AND CASH EQUIVALENTS,
   end of period                                                               $310,113,174   $ 251,224,408
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2007, and the results of operations and cash flows for the interim periods presented.

(3) Inventories consisted of the following at the respective balance sheet dates:

                  September 30, 2007   December 31, 2006
                  ------------------   -----------------
Raw materials         $30,151,960         $31,727,666
Work-in-process         4,542,473           4,681,714
Finished goods         12,709,038          12,396,018
                      -----------         -----------
                      $47,403,471         $48,805,398
                      ===========         ===========

(4) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                        Quarter Ended September 30,   Nine Months Ended September 30,
                                        ---------------------------   -------------------------------
                                            2007           2006             2007           2006
                                        ------------   ------------   --------------   --------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income           $ 29,826,483   $ 24,337,921     $ 90,280,299   $ 77,945,028

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                        143,496,082    144,879,673      142,740,287    149,871,596
   Potentially dilutive shares
      resulting from stock plans           1,346,546        212,411          958,975        569,929
                                        ------------   ------------     ------------   ------------
   Denominator for diluted EPS           144,842,628    145,092,084      143,699,262    150,441,525
                                        ============   ============     ============   ============
Shares related to stock plans not
   included in diluted average common
   shares outstanding because their
   effect would be antidilutive            1,209,289      9,045,847        2,224,594      6,770,393

(5)  Stock-Based Compensation Plans

     At September 30, 2007, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2006, for additional information related to these stock-based compensation plans.

                       GENTEX CORPORATION AND SUBSIDIARIES

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the third quarter of 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

     As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before taxes, net income and basic and diluted earnings per share for the third quarter and nine months ended September 30, 2007, were $1,930,835, $847,424, and $.01 per share lower and $5,482,600, $2,012,956, and $.01 lower, respectively. Compensation cost capitalized as part of inventory as of September 30, 2007, was $112,083. The cumulative effect of the change in accounting for forfeitures was not material.

     Employee Stock Option Plan

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         ------------------   -----------------
                                           2007     2006        2007     2006
                                          ------   ------      ------   ------
Dividend yield                              2.00%    1.94%       1.99%    1.97%
Expected volatility                        29.80%   29.80%      29.40%   30.18%
Risk-free interest rate                     4.26%    4.69%       4.57%    4.89%
Expected term of options (in years)         4.31     4.93        4.32     4.57
Weighted-average grant-date fair value    $ 5.39   $ 3.97      $ 4.97   $ 4.15

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     As of September 30, 2007, there was $11,243,554 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.3 years.

     Non-employee Director Stock Option Plan

     As of September 30, 2007, there was $66,876 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2007 calendar year. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

                       GENTEX CORPORATION AND SUBSIDIARIES

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved by the shareholders in 2001, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of September 30, 2007, the Company had unearned stock-based compensation of $5,622,372 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2007, were $492,309 and $1,303,308, respectively.

(6)  Accounting for Uncertainty in Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations.

     As of January 1, 2007, the Company had unrecognized tax benefits of approximately $2,100,000 including accrued interest. Unrecognized tax benefits including accrued interest decreased to approximately $1,800,000 during the third quarter ending September 30, 2007, primarily due to the statute of limitations expiring for the 2003 tax year. If recognized, the effective rate would be affected by the unrecognized tax benefits.

     The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company had accrued approximately $175,000 for interest as of September 30, 2007. Interest recorded during the nine months ended September 30, 2007, was not considered significant.

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

     For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                    September 30, 2007   September 30, 2006
                    ------------------   ------------------
Quarter Ended           $31,155,687          $26,549,014
Nine Months Ended       $95,026,188          $80,280,623

                       GENTEX CORPORATION AND SUBSIDIARIES

(8) The increase in common stock during the nine months ended September 30, 2007, was primarily due to the issuance of 2,479,908 shares of the Company's common stock under its stock-based compensation plans, partially offset by the repurchase of 447,710 shares in the first quarter of 2007 pursuant to the Company's previously announced share repurchase plan for approximately $7,328,000. The Company has also recorded a $0.095 per share cash dividend in the first and second quarters and a $0.105 per share cash dividend in the third quarter. The third quarter dividend of approximately $15,173,000, was declared on August 14, 2007, and was paid on October 19, 2007.

(9)  Contingencies

     The Company is involved in litigation with K.W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred during July 2007. There was a hearing held on October 19, 2007, and the judge's goal is to issue written rulings related to the case by the end of the year.

     While the ultimate results of litigation cannot be predicted with certainty, management currently believes that it will not have a material adverse effect on the Company's financial statements.

(10) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry:

                              Quarter Ended September 30,   Nine Months Ended September 30,
                              ---------------------------   -------------------------------
                                  2007           2006             2007           2006
                              ------------   ------------     ------------   ------------
Revenue:
   Automotive Products        $156,528,289   $135,100,675     $464,827,910   $404,380,294
   Fire Protection Products      5,996,514      6,164,972       18,382,687     18,297,177
                              ------------   ------------     ------------   ------------
   Total                      $162,524,803   $141,265,647     $483,210,597   $422,677,471
                              ============   ============     ============   ============
Operating Income:
   Automotive Products        $ 33,544,456   $ 28,304,238     $101,538,736   $ 89,549,115
   Fire Protection Products      1,092,663      1,300,566        3,552,659      3,759,051
                              ------------   ------------     ------------   ------------
   Total                      $ 34,637,119   $ 29,604,804     $105,091,395   $ 93,308,166
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

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS:

     THIRD QUARTER 2007 VERSUS THIRD QUARTER 2006

     Net Sales. Net sales for the third quarter of 2007 increased by approximately $21,259,000, or 15%, when compared with the third quarter last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $21,428,000, or 16%, in the third quarter of 2007, when compared with the third quarter last year, primarily due to a 15% increase in auto-dimming mirror unit shipments from approximately 3,210,000 in the third quarter 2006 to 3,706,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior auto-dimming mirrors with additional electronic content. Unit shipments to customers in North America for the current quarter increased by 18% compared with the third quarter of the prior year, primarily due to increased interior mirror unit shipments for certain traditional Big Three automakers as well as Asian transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 13% compared with the third quarter in 2006, primarily due to increased penetration at certain Asian and European automakers. Net sales of the Company's fire protection products decreased 3% for the current quarter versus the same quarter of last year.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 66% in the third quarter of 2006 to 65% in the third quarter of 2007. This percentage decrease primarily reflected the higher sales level leveraged over the fixed overhead costs, purchasing cost reductions and improved manufacturing yields, partially offset by annual customer price reductions. Each positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by up to approximately 1%.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 26% and approximately $2,716,000 when compared with the same quarter last year. Excluding litigation expenses of $1,579,000 (see discussion under "Trends and Developments"), E, R & D expenses increased by 14% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features. Selling, general and administrative expenses increased 18% and approximately $1,375,000, for the current quarter, when compared with the third quarter of 2006, primarily reflecting the continued expansion of the Company's overseas offices.

     Total Other Income. Total other income for the current quarter increased by approximately $3,113,000 when compared with the third quarter of 2007, primarily due to realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction and stock option expense tax benefit.

     Net Income. Net income increased by $5,489,000, or 23%, when compared with the same quarter last year, primarily due to increased sales and gross margin and an increase in other income.

     NINE MONTHS ENDED SEPTEMBER 30, 2007, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2006

     Net Sales. Net sales for the nine months ended September 30, 2007, increased by approximately $60,533,000, or 14%, when compared with the same nine month period last year. Net sales of the Company's automotive auto-dimming mirrors increased by approximately $60,448,000, or 15%, as auto-dimming mirror unit shipments increased by 13% from approximately 10,010,000 in the first nine months of 2006 to 11,358,000 units in the first nine months of 2007. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2007 and 2008 model year vehicles. Unit shipments to customers in North America increased by 9%, during the first nine months of 2007 versus the first nine months of 2006, primarily due to increased interior mirror unit shipments for certain traditional Big Three automakers as well as Asian transplant automakers. Mirror unit shipments to automotive customers outside North America increased by 17%, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products were flat on a period over period basis.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased slightly from 65.2% in the nine months ended September 30, 2006, to 65.0% in the nine months ended September 30, 2007. This slight percentage decrease primarily reflected the higher sales level leveraged over the fixed overhead costs, purchasing cost reductions and improved manufacturing yields, mostly offset by annual customer price reductions. Each positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1%.

     Operating Expenses. For the nine months ended September 30, 2007, engineering, research and development expenses increased approximately $7,316,000, and increased from 7% to 8% of net sales, when compared to the same period last year, primarily due to Muth litigation expense and additional staffing, engineering and testing for new product development, including mirrors with additional features. Excluding Muth litigation expense of $4,430,000 (see discussion under "Trends and Developments"), E, R & D expenses increased by 10% for the current nine month period versus the same nine month period last year. Selling, general and administrative expenses increased approximately $3,171,000 for the nine months ended September 30, 2007, but remained at 5% of net sales, when compared to the same period last year, primarily reflecting the continued expansion of the Company's overseas offices, partially offset by a reduction in non-income based state taxes.

     Total Other Income. Total other income for the nine months ended September 30, 2007, increased $6,427,000 when compared to the same period last year, primarily due to realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2007, primarily due to the domestic manufacturing deduction and stock option expense tax benefit.

     Net Income. Net income increased by $12,335,000, or 16%, when compared with the same nine month period last year, primarily due to increased sales and gross margin and an increase in other income.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the nine months ended September 30, 2007, increased $3,681,000 to $101,198,000, compared to $97,517,000, for the same period last year, primarily due to increased net income, partially offset by changes in working capital. Capital expenditures for the nine months ended September 30, 2007, were $38,937,000, compared to $40,406,000 for the same period last year; the reduction was primarily due to the construction of a new facility in 2006.

     The Company also started construction of a 60,000-square-foot building addition to its exterior mirror manufacturing facility in Zeeland, Michigan, during the first quarter of 2007. The building addition is expected to be completed in the first quarter of 2008 with an approximate cost of $6 million, which will be funded from cash and/or cash equivalents.

     Cash and cash equivalents as of September 30, 2007, increased approximately $64,613,000 compared to December 31, 2006. The increase was primarily due to cash flow from operations, less dividends paid.

     Accounts receivable as of September 30, 2007, increased approximately $17,329,000 compared to December 31, 2006. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

     Accounts payable as of September 30, 2007, increased $10,665,000 compared to December 31, 2006. The increase was primarily due to increased capital spending and increased production levels.

     Management considers the Company's working capital and long-term investments totaling approximately $611,036,000 as of September 30, 2007, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. And, on August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan.

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

     The Company has a long-term agreement with DaimlerChrysler in the ordinary course of the Company's business. Under the agreement, the Company will be sourced virtually all Mercedes and Chrysler interior and exterior auto-dimming rearview mirrors through December 2009. During the quarter ended September 30, 2007, the Company negotiated an extension to its global supply agreement with Chrysler in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. From publicly available information, the Company currently does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company's current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.

     During the first quarter of 2007, the Company negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company's business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends December 31, 2008.

     In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of auto-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a memorandum of understanding, negotiated in the ordinary course of the Company's business. During the quarter ended June 30, 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company's business.

     The Company previously announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a proprietary liquid display (LCD) device that shows a panoramic video of objects behind the vehicle in real time. During the second quarter of 2007, the Company announced a number of OEM programs with Ford Motor Company and a dealer or port-installed program with Mazda to supply its Rear Camera Display Mirror, each in the ordinary course of the Company's business. The Company recently announced that the Rear Camera Display is available as a dealer or port-installed option on the Toyota Camry through Gulf States Toyota, one of two remaining independent Toyota distributorships that covers dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas.

     The Company currently expects that auto-dimming mirror unit shipments and revenues for the fourth quarter of calendar year 2007 will be approximately 10-15% higher, compared with the same period in 2006. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models. Uncertainties, including vehicle production and sales rates at the traditional Big Three automakers in North America and the ongoing UAW contract negotiations, make it difficult to forecast in the short-term.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for the fourth quarter of 2007 are approximately 3.6 million units for North America, 5.5 million for Europe and 3.9 million for Japan and Korea. CSM's current forecasts for light vehicle production for the calendar 2007 are approximately 15.0 million units for North America, 21.5 million for Europe and 14.7 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2007, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2006.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

     The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, which continues to be a challenge. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth, margins, profitability and, as a result, its share price. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. The automotive industry is experiencing increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, supplier bankruptcies, and commodity material cost increases. If the Company's automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc. due to their UAW contracts or other negotiations, it could disrupt our shipments to these customers, which could adversely affect the Company's sales, margins, profitability and, as a result, its share price. The Company's largest customer, General Motors, shut down virtually all of its assembly plants in the United States due to a nationwide UAW strike at the end of September. The General Motors shut down impacted one day of shipments during the third quarter of 2007.

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

     In light of the financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering the sale of business segments or may be considering bankruptcy. Should one or more of the Company's larger customers (including their tier 1 suppliers) sell their business or declare bankruptcy, it could adversely affect our sales, margins, profitability and, as a result, the Company's share price.

     The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

     The Company is involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. The Company is uncertain of the outcome of the trial and the impact that it may have on its exterior mirror business. Activity related to the Company's ongoing litigation increased significantly during the first quarter of 2007 and continued through the July 2007 trial in Wisconsin. There was a hearing held on October 19, 2007 and the judge's goal is to issue written rulings related to the case by the end of the year. The litigation expenses totaled $4,430,000 for the nine months ended September 30, 2007.

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

     In July 2007, the State of Michigan enacted a new business tax that will be effective January 1, 2008. The Company completed its evaluation of the new business tax provisions and it is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2007, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of September 30, 2007, were effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A - Risk Factors of the Company's report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company's report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c)  Issuer Purchases of Equity Securities

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. And, on August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. Cumulatively, the Company has repurchased 17,979,453 shares at a cost of $269,640,651 under the plan to date (see below). 6,020,547 shares remain authorized to be repurchased under the plan.

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

                                        GENTEX CORPORATION


Date: November 2, 2007                  /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief Executive Officer


Date: November 2, 2007                  /s/ Steven A. Dykman
                                        ----------------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance, Principal
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