Form 10-K
period 2007-12-31
GENTEX CORP
filed 2008-02-27
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________ to _______________.

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
          Title of each Class                   exchange on which registered
          -------------------                   ----------------------------
COMMON STOCK, PAR VALUE $.06 PER SHARE          Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes:   X    No:
          -----      -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes:        No:   X
          -----      -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X    No:
          -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

         Large Accelerated Filer [X]            Accelerated Filer         [ ]

         Non-Accelerated Filer   [ ]            Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as (defined in Rule 12b-2).

     Yes:        No:   X
          -----      -----

As of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), 137,616,177 shares of the registrant's common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $2,709,662,525 computed at the closing price on that date.

As of February 12, 2008, 144,033,281 shares of the registrant's common stock, par value $.06 per share, were outstanding.

Portions of the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

                        Exhibit Index located at Page 48

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Gentex Corporation (the "Company") designs, develops, manufactures and markets proprietary products employing electro-optic technology: automatic-dimming rearview automotive mirrors and fire protection products. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-automatic-dimming rearview automotive mirrors with electronic features.

     The Company was organized as a Michigan company in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products for commercial applications. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic (auto-dimming) mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview mirror headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.

     During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam(R), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam(R). During 2007, the Company began shipping auto-dimming mirrors with SmartBeam(R) for the BMW 5 and 6 Series in North America and the BMW X5 model in Europe and other select markets.

     During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of OEM programs with Ford Motor Company as well as the Kia Mohave for the Korean market to supply its RCD Mirror. The Company also announced that the RCD Mirror is available as a dealer or port-installed option on the Toyota Camry through Gulf States Toyota. In addition, the Company announced a dealer or port-installed program with Mazda to supply its RCD Mirror.

     During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company shipped the first set of variably dimmable aircraft windows for test planes in mid 2007.

     During 2006, the Company has developed its own compass technology called Z-Nav(R), which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror or it can be mounted on any fixed or pivotal location in the vehicle.

     During 2007, the Company began shipping non automatic-dimming exterior mirrors with electronic features in low volume.

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

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry and fire protection products primarily for the commercial building industry. The Company also manufactures variable dimmable windows for the aircraft industry and non automatic-dimming rearview automotive mirrors with electronic features for the automotive industry.

AUTOMOTIVE MIRRORS

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

     During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel cross car line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento. The Company continues to expand its shipments of auto-dimming mirrors for mid-sized, medium-priced vehicles, including the new 2008 Honda Accord.

     During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of DaimlerChrysler's "U-Connect(R)" telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford's "Sync(R)" telematics system.

     During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam(R), its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models in Europe and other select markets. During 2006, the Company began shipping auto-dimming mirrors with SmartBeam(R) for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C. During 2007, the Company began shipping auto-dimming mirrors with SmartBeam(R) for the BMW 5 and 6 Series in North America and the BMW X5 model in Europe and other select markets.

     During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for the Ford Expedition, Ford F150, Lincoln Navigator and the Lincoln Mark LT. The Company also began shipping auto-dimming mirrors with RCD for the Mazda CX-9 as a dealer or port-installed program. In addition, the Company began shipping auto-dimming mirrors with RCD for the Toyota Camry as a dealer or port-installed option through Gulf

States Toyota, one of two remaining independent Toyota distributorships that covers dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. The Company also announced that its RCD Mirror is available in the Korean market on the Kia Mohave.

     In December 2007, the United States House of Representatives passed the "Kids Transportation Safety Act of 2007" which was introduced into the Senate on December 19, 2007, and in January 2008 it was referred to the Committee on Commerce, Science and Transportation. The bill orders the Secretary of Transportation at the National Highway Traffic Safety Administration (NHTSA) to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. While the bill does not state how visibility can be enhanced, the Company's RCD Mirror is a cost competitive product that is relatively easy to implement. The Senate unanimously passed the bill on February 14, 2008 and is awaiting the President's approval signing it into law.

     The Company shipped approximately 8,924,000 interior auto-dimming mirrors in 2005, approximately 9,426,000 in 2006, and 11,001,000 in 2007.

     During 2007, the growth in interior total mirror unit shipments increased primarily due to increased shipments to certain traditional Big Three automakers as well as European and Asian customers. The Company's interior auto-dimming mirrors are standard equipment or factory-installed options on certain trim levels of the following 2008 vehicle models:

TABLE 1. INTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE (NORTH AMERICAN MANUFACTURERS)


GM/Cadillac        DTS              Chrysler                300
                   STS                                      Aspen
                   CTS                                      Sebring
                   Escalade                                 Town & Country
                   SRX              Chrysler/Dodge          Avenger
GM/Buick           Enclave                                  Caliber
                   LaCrosse                                 Caravan
                   Lucerne                                  Charger
                   Rainier                                  Dakota
GM/Hummer          H2                                       Durango
                   H3                                       Nitro
GM/Pontiac         G6                                       Ram Pickup
                   Torrent          Chrysler/Jeep           Commander
GM/Chevrolet       Avalanche                                Compass
                   Colorado                                 Grand Cherokee
                   Express                                  Liberty
                   Equinox                                  Patriot
                   HHR              Daimler/Mercedes-Benz   GL Class
                   Impala                                   M Class
                   Malibu                                   R Class
                   Silverado        BMW                     X5
                   Suburban         Honda                   Accord
                   Tahoe            Honda/Acura             MDX
                   Trailblazer                              RDX
GM/GMC             Acadia           Hyundai                 Sante Fe
                   Canyon                                   Sonata
                   Envoy            Mazda                   6
                   Savana           Mitsubishi              Galant
                   Sierra                                   Raider
                   Yukon            Nissan                  Altima
GM/Saturn          Aura                                     Armada
                   ION                                      Frontier
                   Outlook                                  Maxima
                   Vue                                      Pathfinder
Ford               Crown Victoria                           Quest
                   Edge                                     Titan
                   Expedition       Nissan/Infiniti         QX56
                   Taurus           Toyota                  Avalon
                   Fairlane                                 Camry
                   Freestyle                                Camry Solara
                   Fusion                                   Corolla
                   F Series                                 Matrix
                   Mustang                                  Sequoia
Ford/Lincoln       MKX                                      Sienna
                   MKZ                                      Tacoma
                   Mark LT                                  Tundra
                   Navigator        Toyota/Lexus            RX330/350
                   Town Car         Volkswagen              Beetle
Ford/Mercury       Grand Marquis                            Jetta
                   Milan
                   Sable

(MANUFACTURERS OUTSIDE OF NORTH AMERICA)

Bentley            Arnage           Hyundai (cont'd)        Veracruz       Toyota (cont'd)    4-Runner
                   Azure            Hyundai/Kia             Amanti                            Zi0
                   Continental                              Carnival       Volkswagen         EOS
                   GTC                                      Carens                            Caddy Van
BMW                7 Series                                 C'eed                             Golf
                   6 Series                                 Cerato                            Jetta
                   5 Series                                 Lotze                             Passat
                   3 Series                                 Mohave                            Phaeton
                   1 Series                                 Borrego                           Polo
                   X3                                       S&P 210Z                          Sharan
Daewoo             Antara                                   Opirus                            Touareg
                   Winstorm                                 Optima                            Touran
Daewoo/Ssangyong   Actyon                                   Sedona                            Transporter
                   Chairman                                 Sorento        Volkswagen/Audi    A3
                   Kyron                                    Spectra                           A4
                   Rexton                                   Sportage                          A6
                   Rodius           Maserati                Quattroporte                      A8
Chrysler           300                                      GT Coupe                          Cabrio
                   Voyager          Mazda                   RX-8                              Allroad
Chrysler/Jeep      Commander        Daimler                 C Class                           Q7
                   Grand Cherokee   /Mercedes Benz          CL Class                          R8
Fiat               Idea                                     CLK                               TT
                   500                                      CLS            Volkswagen/SEAT    Altea
Fiat/Alfa Romero   147                                      E Class                           Cordoba
Fiat/Lancia        Thesis                                   G Wagen                           Ibiza
Ford               Falcon                                   S Class                           Leon
                   Focus                                    SL Class                          Toledo
                   Galaxy                                   SLK            Volkswagen/Skoda   Octavia
                   Mondeo           Mitsubishi              380                               Superb
                   Territory                                Magna
                   S-Max                                    Pajero
Ford/Jaguar        S-Type           Nissan                  350Z
                   XK                                       Cedric
                   XJ                                       Frontier
Ford/Land Rover    LR3                                      Murano
                   Range Rover                              Navara
Ford/Volvo         C70                                      Pathfinder
                   C30                                      Rogue
                   S40                                      Skyline
                   V50              Nissan/Infiniti         FX35/FX45
GM/Buick           Regal                                    G35/G37
GM/Opel            Astra                                    M35/M45
                   Captiva                                  Q45
                   Corsa            PSA/Citroen             C6
                   Meriva           PSA/Peugeot             207
                   Signum                                   407
                   Tigra            Porsche                 Cayenne
                   Vectra           SAIC                    Roewe 750
                   Zafira           Skoda                   Octavia
GM/Saab            9-7X             Suzuki                  XL-7
Honda/Acura        TSX              Toyota/Lexus            ES330
Honda              Accord                                   GX470
Hongqi             Benteng                                  LX
Hyundai            Avante                                   RX330
                   Azera            Toyota                  Auris
                   Elantra                                  Avensis
                   Equus                                    Blade
                   Grandeur                                 Camry
                   I30                                      Corolla
                   Sonata                                   Highlander
                   Santa Fe                                 Land Cruiser
                   Starex                                   Mark X
                   Tuscani                                  Prius
                   Trajet                                   RAV4
                   Tucson                                   Verso

     Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company's efforts culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products: thin glass flat and aspheric mirrors. During 2001 and 2002, the Company began making shipments of the world's first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently offers its exterior auto-dimming mirrors with turn-signal indicators and side blind zone features. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.

     The Company shipped approximately 3,646,000 exterior auto-dimming mirror sub-assemblies during 2005, approximately 4,001,000 in 2006, and approximately 4,220,000 in 2007. During 2007, unit shipment growth primarily resulted from the increased penetration of light vehicles at certain Asian and European automakers.

     The exterior auto-dimming mirror is standard equipment or a factory-installed option on certain trim levels of the following 2008 vehicle models:

TABLE 2. EXTERIOR AUTO-DIMMING MIRROR AVAILABILITY BY VEHICLE LINE

GM/Cadillac        DTS              Bentley                 Arnage         Hyundai/Kia        Amanti
                   Escalade                                 Azure                             Opirus
                   XLR                                      Continental    Nissan/Infiniti    Q45
                   Enclave                                  GTC                               QX56
GM/Buick           Lucerne          Daimler                 C Class        Toyota/Lexus       GS
GM/Chevrolet       Avalanche        /Mercedes Benz          CL Class                          LS
                   Silverado                                CLK                               LX
                   Suburban                                 CLS                               RX330/350
                   Tahoe                                    E Class        Toyota             Avalon
GM/GMC             Acadia                                   G Wagen                           Camry Solara
                   Sierra                                   GL Class                          Land Cruiser
                   Yukon                                    M Class                           Sequoia
GM/Hummer          H2                                       R Class                           Sienna
GM/Saturn          Outlook                                  S Class                           Tundra
Ford/Lincoln       MKZ                                      SL Class       Nissan             Armada
                   Town Car                                 SLK                               Cima
Chrysler           300              Ford/Jaguar             S-Type                            Maxima
                   Aspen                                    XJ                                Titan
                   Town & Country                           XK             Rolls Royce        Phantom
Chrysler/Dodge     Caravan          Ford/Land Rover         Range Rover    Daewoo             Antara
                   Durango          GM/Opel                 Vectra         Daewoo             Chairman
Chrysler/Jeep      Commander        Maserati                Quattroporte   /Ssangyong
                   Grand Cherokee                           GT Coupe
Volkswagen/Audi    A3               Mitsubishi              Magna
                   A4               PSA/Citroen             C6
                   A6               VW/Skoda                Octavia
                   A8               Volkswagen              EOS
                   Cabrio                                   Golf
                   Q7                                       Passat
                   R8                                       Sharan
                   TT                                       Touran
BMW                7 Series                                 Touareg
                   6 Series         Honda/Acura             Accord
                   5 Series                                 RL
                   3 Series         Hyundai                 Equus
                   1 Series                                 Grandeur
                   X3                                       Veracruz

     Non-Automatic-Dimming Rearview Mirrors. In 2007, the Company began shipping non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume.

     Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink(R) mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam(R), that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, on the Cadillac STS and Jeep Grand Cherokee. During 2005, the Company began shipping auto-dimming mirrors with SmartBeam for the Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models in Europe and select markets. During 2006, the Company began shipping auto-dimming mirrors with SmartBeam for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C. During 2007, the Company began shipping auto-dimming mirrors with SmartBeam(R) for the BMW 5 and 6 Series in North America and the BMW X5 model in Europe and other select markets.

     During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary liquid crystal display (LCD) device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in "reverse," the display illuminates and automatically appears through the rearview mirror's reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in "drive," the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror's surface is made possible by utilizing proprietary "transflective" coatings developed the Company.

     In addition, the Company has developed its own compass technology, which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror. The Gentex compass technology is called Z-Nav(R), as it features a proprietary, digital, tri-axis sensor (transducer) and software. The tri-axis design is similar to compasses used in highly scientific apparatus such as aerospace applications, and can be mounted on any fixed or pivotal location in the vehicle, including inside the mirror housing.

     The Company also developed an ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.

     During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of DaimlerChrysler's "U-Connect(R)" telematics system, beginning in 2003. During 2006, the Company's proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford. Also, the Company is separately shipping its proprietary microphone units that are being incorporated into prismatic interior mirrors at a customer's request.

     Of particular importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The Company's engineering, research, and development expenses are set forth as a separate line item in the Consolidated Statement of Income of the Company's Consolidated Financial Statements filed in this report.

     Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation, Daimler AG (formerly DaimlerChrysler AG), Chrysler LLC and Ford Motor Company under long-term agreements. During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company's business. Under the extension, Gentex was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business includes the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). The Company also negotiated a price reduction for the GM OnStar(R) feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM's stated plan to make their OnStar system standard across their vehicle models over the next several years.

     The Company has a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company's business. Under the agreement, the Company will be sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company's exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company's current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.

     The Company previously negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company's business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends December 31, 2008.

     During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany, and during 2005, the Company established a satellite office in Sweden. The Company's marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, Bavarian Motor Works, A.G. (BMW), Bentley, Citroen, Fiat, Jaguar, Land Rover, Mercedes-Benz, Opel, Peugeot, Porsche, Rolls Royce, SEAT, Skoda, Volkswagen and Volvo in Europe.

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

     During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a Memorandum of Understanding. During 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company's business. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for Daewoo/Ssangyong, Chrysler, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Toyota and Volkswagen/Audi in Asia.

     The Company's auto-dimming mirror unit shipment mix by region has significantly changed over the past eight years. The following is a breakdown of unit shipment mix by region in 2007 vs. 1999 calendar years:

                2007   1999
                ----   ----
DOMESTIC         31%    69%
TRANSPLANTS      13%     1%
                ---    ---
NORTH AMERICA    44%    70%
EUROPE           40%    23%
ASIA-PACIFIC     16%     7%
                ---    ---
                100%   100%
                ===    ===

     Revenues by geographic area are disclosed in footnote 9 of the Consolidated Financial Statements.

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

     Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 83% market share worldwide in 2007, as compared to an approximately 81% in 2006. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Donnelly) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.

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

DIMMABLE AIRCRAFT WINDOWS

     During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market is currently limited to aerospace. Based on Boeing's production schedule at the time of the announcement, the value of this initial contract was worth approximately $50 million over the first five years once volume production begins, with the majority of that revenue attributable to Gentex under the Company's agreement with PPG Aerospace. The Company shipped the first prototype set of variably dimmable aircraft windows for test planes in mid 2007. The Company expects production shipments to begin in early 2008, despite Boeing's announced six month delay.

     The Company's success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for both the automotive, architectural and aerospace markets, sunroofs and sunglasses. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2007. However, we believe that a commercial architectural window product will still require several years of additional engineering and intellectual property development work.

     Markets and Marketing. The Company jointly markets and sells its variable dimmable windows to aircraft manufacturers with PPG Aerospace.

     Competition. The Company's variable dimmable aircraft windows are the first commercialized product for original equipment installation in the aircraft industry. Other manufacturers are attempting to develop competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.

TRADEMARKS AND PATENTS

     The Company owns 16 U.S. trademarks and 278 U.S. patents, 276 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire between 2009 and 2026. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents individually is required for the success of the Company's products.

     The Company also owns 36 foreign trademarks and 129 foreign patents, 128 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and /or sensor technology. These patents expire at various times between 2008 and 2026. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

     The Company owns 10 U.S. patents and 2 foreign patents that relate to the Company's fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

     Company's remaining 12 U.S. patents relate to the Company's variable dimmable windows product, and the Company believes that the competitive advantage provided by these patents is relatively small.

     The Company also has in process 143 U.S. patent applications, 310 foreign patent applications, and 20 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

MISCELLANEOUS

     The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, four of which each account for 10% or more of the Company's annual sales (including sales to their Tier 1 suppliers): General Motors Corporation, Daimler AG, Toyota Motor Corporation, and BMW. The loss of any of these customers could have a material adverse effect on the Company. The Company's backlog of unshipped orders was $174,523,802 and $151,167,000 at February 1, 2008, and 2007,
respectively.

     At February 1, 2008, the Company had 2,718 full-time employees. None of the Company's employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

ITEM 1A. RISK FACTORS

     Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, gross margins and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of automotive production worldwide, the maintenance of the Company's market share, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, supply chain disruptions, potential sale of OEM business segments or suppliers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam(R), Z-NAV(R) and Rear Camera Display Mirror), and other risks identified in the Company's other filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

     The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.

     Automotive Industry. 96% of our net sales are to customers within the automotive industry. Supplying products to the automotive industry involves increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, overcapacity, customer and supplier bankruptcies, and commodity material cost increases. If the Company's automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc., it could disrupt our shipments to these customers, which could adversely affect the Company's sales, margins, profitability and, as a result, its share price. Automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales and effectively utilize capital, engineering, research and development, and human resource investments.

     Key Customers. We have a few large customers, including four customers which each account for 10% or more of our annual net sales (including sales to their Tier 1 suppliers): General Motors Corporation, Daimler AG, Toyota Motor Corporation and BMW. The loss of all or a substantial portion of the sales to any of these customers would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Effective October 1, 2003, General Motors Corporation, our largest customer, began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason, etc.

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

     New Technology and Product Development. We continue to invest a significant portion of our annual sales in engineering, research and development projects as set forth in our Consolidated Statement of Income of our Consolidated Financial Statements filed with this report. Should these efforts ultimately prove unsuccessful, our sales, net income and, as a result, our share price will be adversely affected.

     Intellectual Property. We believe that our patents and trade secrets provide us with a significant competitive advantage in automotive rearview mirrors. The loss of any significant combination of patents and trade secrets could adversely affect our sales, margins, profitability and, as a result, share price.

     Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement against us could affect our profitability and growth. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation increases these risks. Any of these adverse consequences could potentially have an effect on our business, financial condition and results of operations.

     Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology are performed at our five manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on long-term operating results.

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

     - Our ability to attract or retain key employees to operate our manufacturing facilities and to staff our corporate office. We are dependent on the services of our management team. Losing key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

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

     Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging between $22.60 and $14.86 for 2007. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:

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

     In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth 150,000-square foot automotive mirror manufacturing facility. During 2003, the Company also announced plans for a new 200,000-square foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of its fourth automotive manufacturing facility and the new technical center in 2006 at a total cost of approximately $38 million, which was funded from its cash and cash equivalents on hand during 2004-2006.

     The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility in Erlenbach, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.

     During 2006, the Company purchased a 25,000 square foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000.

     In January 2007, the Company announced plans to expand its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 60,000 square-foot building addition. The Company completed the building addition to its automotive exterior mirror manufacturing facility in January 2008 at a cost of approximately $6 million, which was funded from cash and cash equivalents on hand.

     The Company's three automotive interior mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 20 million mirror units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2007, the Company shipped approximately 11,001,000 interior auto-dimming mirrors.

     The Company's expanded automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 9 million units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2007, the Company shipped approximately 4,220,000 exterior auto-dimming mirrors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the names, ages, and positions of all of the Company's executive officers. Officers are generally elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

      NAME        AGE                         POSITION                        POSITION HELD SINCE
      ----        ---                         --------                        -------------------
Fred Bauer         65   Chief Executive Officer                               May 1986
Enoch Jen          56   Senior Vice President                                 January 2007
Dennis Alexejun    56   Vice President, North American Automotive Marketing   September 1998
Mark Newton        48   Vice President, Purchasing and Advanced Technology    July 2007
Steve Dykman       42   Vice President, Finance and Treasurer                 January 2007

     There are no family relationships among the officers listed in the preceding table.

     Except for the executive officers discussed below, all other executive officers have held their current position with the Company for more than five years.

     Enoch Jen had previously served as Senior Vice President and Chief Financial Officer since April 2006 and as Vice President, Finance of the Company since February 1991.

     Steve Dykman had previously served as Treasurer and Director of Accounting and Finance of the Company since November 2002, as Controller of the Company since April 1995 and joined the Company as Finance and Tax Manager in November 1993.

     Mark Newton had previously served as Vice President, Purchasing and Photonics since July 2006, as Photonics Engineering Manager since July 2005 and joined the Company as Advanced Lighting Developer in August 2004. Prior to that time, Mr. Newton served as Vice President of Unity Microelectronics, Inc. since 2000. Mr. Newton became an executive officer of the Company on January 1, 2008.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock trades on The Nasdaq Global Select Market(R). As of February 12, 2008, there were 2,530 record-holders of the Company's common stock. Ranges of high and low sale prices of the Company's common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR   QUARTER    HIGH      LOW
----   -------   ------   ------
2006   First     $21.00   $15.71
       Second     17.47    13.65
       Third      15.34    12.74
       Fourth     17.46    13.89

2007   First     $17.92   $14.86
       Second     21.12    16.23
       Third      22.37    18.78
       Fourth     22.60    16.99


     See item 13 of Part III with respect to "Equity Compensation Plan Summary."

     Stock Performance Graph: The following graph depicts the cumulative total return on the Company's common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2002, and reinvestment of dividends in all cases.

                               (PERFORMANCE GRAPH)

PERIOD   GENTEX CORPORATION   NASDAQ COMPOSITE   DOW JONES US AUTO PARTS
------   ------------------   ----------------   -----------------------
 12/02         100.00              100.00                 100.00
  1/03          93.08               98.57                 101.12
  2/03          84.96               99.46                  94.81
  3/03          80.44               99.35                  89.35
  4/03          95.29              108.29                 102.91
  5/03          98.42              118.05                 104.94
  6/03          96.87              120.21                 109.08
  7/03         112.33              129.26                 116.81
  8/03         118.52              135.40                 122.41
  9/03         110.08              133.69                 118.69
 10/03         123.91              144.35                 127.06
 11/03         133.40              146.36                 130.52
 12/03         140.16              149.75                 142.21
  1/04         139.01              154.67                 145.46
  2/04         129.87              152.69                 143.37
  3/04         138.12              150.16                 140.79
  4/04         125.81              144.93                 139.84
  5/04         121.59              149.54                 138.17
  6/04         126.80              154.24                 142.54
  7/04         114.86              142.81                 138.97
  8/04         110.17              139.41                 136.39
  9/04         112.71              144.26                 135.66
 10/04         106.42              149.70                 133.23
 11/04         104.20              159.23                 143.23
 12/04         119.35              164.64                 150.00
  1/05         109.60              156.16                 137.26
  2/05         109.86              155.75                 134.63
  3/05         103.34              151.53                 123.25
  4/05         105.72              145.69                 113.31
  5/05         116.46              156.27                 124.20
  6/05         118.55              155.46                 125.57
  7/05         116.59              165.21                 135.55
  8/05         112.01              163.11                 135.00
  9/05         113.84              164.16                 125.91
 10/05         123.67              161.34                 124.41
 11/05         124.00              169.68                 123.67
 12/05         128.27              168.60                 126.40
  1/06         110.36              176.76                 118.20
  2/06         110.09              174.64                 117.44
  3/06         115.38              179.97                 120.34
  4/06          97.41              179.25                 125.19
  5/06          96.28              167.95                 128.39
  6/06          93.02              167.47                 125.03
  7/06          89.23              161.67                 119.61
  8/06          96.86              169.19                 115.65
  9/06          95.05              174.65                 116.89
 10/06         107.14              183.14                 128.88
 11/06         111.51              188.43                 131.35
 12/06         104.78              187.83                 135.37
  1/07         118.49              191.26                 144.85
  2/07         113.21              187.54                 148.54
  3/07         110.09              188.40                 150.06
  4/07         121.29              195.54                 158.56
  5/07         120.95              201.99                 165.90
  6/07         134.17              201.89                 171.10
  7/07         135.16              197.51                 164.93
  8/07         137.21              200.81                 163.27
  9/07         146.80              210.35                 170.39
 10/07         142.97              222.16                 182.09
 11/07         136.37              206.38                 162.84
 12/07         122.26              205.22                 155.51

     In August 2003, the Company announced a change in the Company's cash dividend policy and declared an initial quarterly cash dividend of $0.075 per share payable in October 2003. In August 2004, the Company's Board of Directors approved an increase on the quarterly dividend rate of $0.085 per share. In August 2005, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.09 per share until the Board takes other action with respect to the payment of dividends. In August 2006, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.095 per share until the Board takes other action with respect to the payment of dividends. In August 2007, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.105 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend at its current level and will consider future dividend increases based on the Company's profitability, cash flow and other business factors.

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

(b) Not applicable.

(c) On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. During 2006, the Company repurchased approximately 15,206,000 shares at a cost of approximately $226,851,000. During 2007, the Company repurchased approximately 448,000 shares at a cost of approximately $7,328,000. Approximately 6,021,000 shares remain authorized to be repurchased under the plan.

     The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased       Cost of
   Quarter Ended       (Post-Split)     Shares Purchased
   -------------     ----------------   ----------------
March 31, 2003             830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
March 31, 2007             447,710           7,328,015
                        ----------        ------------
   Total                17,979,453        $269,640,651
                        ==========        ============

ITEM 6. SELECTED FINANCIAL DATA

                      (in thousands, except per share data)

                            2007       2006       2005       2004       2003
                          --------   --------   --------   --------   --------
Net Sales                 $653,933   $572,267   $536,484   $505,666   $469,019
Net Income                 122,130    108,761    109,528    112,657    106,761
                          --------   --------   --------   --------   --------
Earnings Per Share*       $   0.85   $   0.73   $   0.70   $   0.72   $   0.69
                          --------   --------   --------   --------   --------
Cash Dividends Declared
   per Common Share*      $   0.40   $   0.37   $   0.35   $   0.32   $   0.15
                          --------   --------   --------   --------   --------
   Total Assets           $898,023   $785,028   $922,646   $856,859   $762,530
                          --------   --------   --------   --------   --------
Long-Term Debt
   Outstanding at
   Year End               $     --   $     --   $     --   $     --   $     --
                          --------   --------   --------   --------   --------

*    Adjusted for 2-for-1 stock split in May 2005.

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Therefore, net income and earnings per share amounts reflect the impact of stock option compensation expense beginning in 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

     The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

                                                  Percentage of
                                                    Net Sales          Percentage
                                              ---------------------      Change
                                                    Year Ended        ------------
                                                   December 31,        2007   2006
                                              ---------------------     to     to
                                               2007    2006    2005    2006   2005
                                              -----   -----   -----   -----   ----
Net Sales                                     100.0%  100.0%  100.0%   14.3%   6.7%
Cost of Goods Sold                             65.2    65.2    63.0    14.2   10.5
                                              -----   -----   -----   -----   ----
   Gross Profit                                34.8    34.8    37.0    14.4    0.2
Operating Expenses:
   Engineering, Research and Development        7.8     7.3     6.5    21.4   19.2
   Selling, General and Administrative          5.4     5.4     5.1    14.2   13.2
   Litigation Judgment                          0.4      --      --   100.0     --
                                              -----   -----   -----   -----   ----
      Total Operating Expenses                 13.6    12.7    11.6    22.3   16.5
                                              -----   -----   -----   -----   ----
   Operating Income                            21.2    22.1    25.4     9.8   (7.2)
Other Income                                    6.3     5.7     4.4    25.8   37.8
                                              -----   -----   -----   -----   ----
   Income Before Provision for Income Taxes    27.5    27.8    29.8    13.1   (0.6)
Provision for Income Taxes                      8.8     8.8     9.4    14.7   (0.3)
                                              -----   -----   -----   -----   ----
   Net Income                                  18.7%   19.0%   20.4%   12.3%  (0.7)%
                                              =====   =====   =====   =====   ====

RESULTS OF OPERATIONS: 2007 TO 2006

     Net Sales. Company net sales increased by $81,666,000, or 14% compared to the prior year. Automotive net sales increased by 15% on a 13% increase in auto-dimming mirror shipments, from 13,427,000 to 15,221,000 units, primarily reflecting increased penetration of interior auto-dimming mirrors with additional electronic content. North American mirror unit shipments increased by 10%, despite a 2% decline in North American automotive industry production levels, primarily due to increased penetration of interior auto-dimming mirrors for certain Big Three automakers as well as Asian transplant automakers. Overseas mirror unit shipments increased by 16% during 2007 due to increased penetration of interior and exterior auto-dimming mirrors at certain European and Asian automakers. Net sales of the Company's fire protection products were flat.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 65.2% primarily reflecting purchasing cost reductions, the higher sales level leveraged over the fixed overhead costs and improved manufacturing yields, offset by annual and other automotive customer price reductions. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.

     Operating Expenses. Engineering, research and development expenses increased approximately $8,941,000, and increased from 7% to 8% of net sales. Excluding Muth litigation expense of $4,788,000 and $1,008,000 in 2007 and 2006 respectively, E, R & D expenses increased 13% year over year, primarily due to additional staffing for new electronic product development, including SmartBeam, Rear Camera Display and telematics, and new vehicle programs.

     Selling, general and administrative expenses increased approximately $4,398,000, but remained at 5% of net sales. S, G & A expenses increased by 14%, primarily reflecting the continued expansion of the Company's overseas sales offices to support the Company's current and future overseas sales growth, partially offset by a reduction in non-income based state taxes.

     Litigation judgment expense of $2,885,000 during 2007 related to the Company's litigation with K.W. Muth and Muth Mirror Systems LLC ("Muth") relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex technology. The trial in Wisconsin related to this case occurred during July 2007 and the Court issued its written ruling in December 2007. The Court found that Muth's U.S. patent No. 6,005,724 is invalid and unenforceable, and that Gentex's Razor Turn Signal Mirror does not infringe that patent. The Court also denied all but one of Muth's other motions with prejudice, including its motion for an injunction, and its claims for tortuous interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,000.

     On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue ("Agreement") with Muth whereby the parties agreed to settle the Court's judgment against Gentex for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company's core business, to release each other from all claims that occurred in the past, and not appeal the Court's rulings. This Agreement is subject to Bankruptcy Court approval. The adjustment to the original judgment for damages (the amount of which is set forth in the preceding paragraph) will be reflected in our financial results after the Court approves the Agreement. Due to the immaterial nature of the reduced judgment for damages, the financial statement footnotes do not address this change.

     Other Income - Net. Investment income increased $1,773,000 in 2007, primarily due to increased year-end mutual fund distribution income. Other income increased $6,624,000 in 2007, primarily due to realized gains on the sale of equity investments.

     Taxes. The provision for federal income taxes varied from the statutory rate in 2007 primarily due to the domestic manufacturing deduction and stock option expense tax benefit.

     Net Income. Net income increased by $13,369,000, or 12% year over year, primarily due to increased sales and an increase in other income.

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

          The Company's current ratio decreased from 7.8 as of December 31, 2006, to 7.7 as of December 31, 2007, primarily as a result of the increase in accounts payable and accrued liabilities mostly offset by an increase in cash and cash equivalents primarily from operations.

          Cash flow from operating activities for the year ended December 31, 2007, increased $17,280,000 to $148,721,000, compared to $131,440,000 for the same period last year, primarily due to increased net income. Capital expenditures for the year ended December 31, 2007, increased to $54,524,000, compared to $48,193,000 for the same period last year, primarily due to the building expansion to its automotive exterior mirror manufacturing facility. The Company currently anticipates capital expenditures of approximately $45-50 million for equipment during 2008, to be financed from existing cash and/or cash equivalents on hand.

          Cash and cash equivalents as of December 31, 2007, increased approximately $72,217,000 compared to December 31, 2006, primarily due to cash flow from operations, partially offset by cash dividends paid.

          Accounts payable as of December 31, 2007, increased approximately $6,650,000 compared to December 31, 2006, primarily due to increased production levels and capital spending.

          Accrued liabilities as of December 31, 2007, increased approximately $4,350,000, primarily due to an accrued liability for litigation judgement (see discussion under "Results of Operations - 2007 to 2006").

          The increase in plant and equipment as of December 31, 2007, compared to December 31, 2006, is primarily due to new manufacturing equipment and the building expansion construction to its automotive exterior mirror manufacturing facility.

          Management considers the Company's working capital of approximately $460,131,000 and long-term investments of approximately $155,384,000 at December 31, 2007, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

          The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased        Cost of
Quarter Ended          (Post-Split)     Shares Purchased
-------------        ----------------   ----------------
March 31, 2003             830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
March 31, 2007             447,710           7,328,015
                        ----------        ------------
Total                   17,979,453        $269,640,651
                        ==========        ============

          6,020,547 shares remain authorized to be repurchased under the plan.

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

          The Company has a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) in the ordinary course of the Company's business. Under the agreement, the Company will be sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company's exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company's business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company's current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.

          The Company negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company's business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends December 31, 2008.

          The Company currently estimates that top line revenue growth will be approximately 10% higher in calendar 2008 compared with calendar 2007 based on our current forecast of product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including vehicle production and sales rates at the traditional Big Three automakers in North America, make it difficult to forecast in the short-term. The Company also estimates that engineering, research and development expenses, excluding Muth litigation costs, are currently expected to increase approximately 15% in calendar year 2008 compared to calendar year 2007.

          The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar 2008 are approximately 14.4 million units for North America, 21.9 million for Europe and 14.9 million for Japan and Korea.

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

          Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars; during 2007, approximately 15% of the Company's net sales were invoiced and paid in European euros. The Company currently expects that approximately 16% of the Company's net sales in 2008 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.

          The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company's fixed-income investments' maturities at fair value (000,000), and average interest rates are as follows:

                                                        Total Balance
                                                            as of
                                                         December 31,
                                                        -------------
                            2008   2009   2010   2011    2007    2006
                           -----   ----   ----   ----   -----   -----
U.S. Government
  Amount                      --     --     --     --      --      --
  Average Interest Rate       --     --                    --      --
Government Agency
  Amount                   $29.0     --     --     --   $29.0   $ 9.0
  Average Interest Rate        5%    --                     5%      5%
Municipal
  Amount                      --     --     --     --      --      --
  Average Interest Rate*      --     --                    --      --
Certificates of Deposit
  Amount                   $49.0     --     --     --   $49.0   $71.2
  Average Interest Rate        5%    --     --     --       5%      5%
Corporate
  Amount                   $ 0.3     --     --     --   $ 0.3   $ 0.3
  Average Interest Rate        7%    --            --       7%      7%
Other
  Amount                   $ 2.0     --     --     --   $ 2.0   $ 2.5
  Average Interest Rate        5%    --     --     --       5%      5%

*    After-tax

          Most of the Company's equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

          The Company has the following contractual obligations and other commitments (000,000) as of December 31, 2007:

                        Total   Less than 1 Year   1-3 Years   After 3 Years
                        -----   ----------------   ---------   -------------
Long-term debt          $  --         $  --           $ --          $ --
Operating leases          1.0            .6             .3            .1
Purchase obligations*    50.8          50.8             --            --
Dividends payable        15.2          15.2             --            --
                        -----         -----           ----          ----
                        $67.0         $66.6           $0.3          $0.1
                        =====         =====           ====          ====

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

          Investments. The Company's investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment ratings and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2007, to be temporary in nature.

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

ITEM 7. A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          See "Market Risk Disclosure" in Management's Discussion and Analysis (Item 7).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 30 through 47 following the signature page:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

          Consolidated Balance Sheets as of December 31, 2007 and 2006

          Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

          Consolidated Statements of Shareholders' Investment for the years ended December 31, 2007, 2006 and 2005

          Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

          Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

                                                 Quarterly Results of Operations
                                              (in thousands, except per share data)
                      -------------------------------------------------------------------------------------
                             First                 Second                Third                 Fourth
                      -------------------   -------------------   -------------------   -------------------
                        2007       2006       2007       2006       2007       2006       2007       2006
                      --------   --------   --------   --------   --------   --------   --------   --------
Net Sales             $157,206   $139,021   $163,480   $142,391   $162,525   $141,266   $170,723   $149,590
Gross Profit            54,579     48,233     57,697     50,896     57,002     47,879     58,420     52,096
Operating Income        33,937     30,282     36,518     33,421     34,637     29,605     33,724     33,139
Net Income              29,498     26,371     30,956     27,236     29,826     24,338     31,850     30,816
Earnings Per Share*   $    .21   $    .17   $    .22   $    .18   $    .21   $    .17   $    .22   $    .22

*    Diluted

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES.

          As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures [(as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)]. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2007, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company's internal controls over financial reporting that have materially affected or are likely to materially affect the Company's internal controls over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 31 hereof.

ITEM 9B. OTHER INFORMATION.

          Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company's fiscal year end, December 31, 2007 (the "Proxy Statement"), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company's Audit Committee concerning whether at least one member of the Audit Committee is an "audit committee financial expert" as that term is defined under Item 407 (d)(5) of Regulation S-K appearing under the caption "Corporate Governance - Audit Committee" in the definitive Proxy Statement is hereby incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND EQUITY COMPENSATION PLAN INFORMATION.

          The information contained under the captions "Securities Ownership of Management", "Common Stock Ownership of Certain Beneficial Owners", and "Equity Compensation Plan Summary" contained in the definitive Proxy Statement is hereby incorporated herein by reference. There are no arrangements known to the registrant, the operation of which may at a subsequent date result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

          3.   Exhibits. See Exhibit Index located on page 48.

     (b)  See (a) above.

     (c)  See (a) above.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2008                GENTEX CORPORATION


                                        By: /s/ Fred Bauer
                                            ------------------------------------
                                            Fred Bauer, Chairman and Principal
                                            Executive Officer

                                        and


                                        /s/ Steven Dykman
                                        ----------------------------------------
                                        Steven Dykman, Vice President-Finance
                                        and Principal Financial and Accounting
                                        Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

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


/s/ John Mulder                         Director
-------------------------------------
John Mulder


/s/ Rande Somma                         Director
-------------------------------------
Rande Somma


/s/ Fred Sotok                          Director
-------------------------------------
Fred Sotok


/s/ Wallace Tsuha                       Director
-------------------------------------
Wallace Tsuha


/s/ James Wallace                       Director
-------------------------------------
James Wallace

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Gentex Corporation:

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young  LLP

Grand Rapids, Michigan
February 8, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Gentex Corporation:

We have audited Gentex Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2007 of Gentex Corporation and our report dated February 8, 2008 expressed an unqualified opinion thereon.


                                        /s/ Ernst & Young LLP

Grand Rapids, Michigan
February 8, 2008

                       GENTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006

                                                     2007            2006
                                                -------------   -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $ 317,717,093   $ 245,499,783
   Short-term investments                          80,271,688      82,727,927
   Accounts receivable                             64,181,511      58,337,396
   Inventories                                     48,049,560      48,805,398
   Prepaid expenses and other                      18,274,096      11,507,590
                                                -------------   -------------
      Total current assets                        528,493,948     446,878,094

PLANT AND EQUIPMENT:
   Land, buildings and improvements               101,215,484      95,998,488
   Machinery and equipment                        260,619,845     231,526,281
   Construction-in-process                         26,331,641      12,393,019
                                                -------------   -------------
                                                  388,166,970     339,917,788
   Less-Accumulated depreciation
      and amortization                           (182,557,299)   (155,783,415)
                                                -------------   -------------
                                                  205,609,671     184,134,373

OTHER ASSETS:
   Long-term investments                          155,384,009     146,215,929
   Patents and other assets, net                    8,535,052       7,800,004
                                                -------------   -------------
                                                  163,919,061     154,015,933
                                                -------------   -------------
                                                $ 898,022,680   $ 785,028,400
                                                =============   =============

                                                      2007           2006
                                                  ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                               $ 30,531,649   $ 23,881,973
   Accrued liabilities:
      Salaries, wages and vacation                   5,149,599      4,288,825
      Income taxes                                   3,671,258      4,744,765
      Royalties                                      5,685,468      5,091,886
      Dividends declared                            15,199,200     13,535,237
      Other                                          8,125,531      5,820,292
                                                  ------------   ------------
         Total current liabilities                  68,362,705     57,362,978

DEFERRED INCOME TAXES                               22,847,779     24,971,133
SHAREHOLDERS' INVESTMENT:
   Preferred stock, no par value,
      5,000,000 shares authorized; none
      issued or outstanding                                 --             --
   Common stock, par value $.06 per share;
      200,000,000 shares authorized;
      144,754,288 shares issued and outstanding
      in 2007 and 142,476,181 shares issued and
      outstanding in 2006                            8,685,257      8,548,571
   Additional paid-in capital                      245,502,960    196,901,488
   Retained earnings                               530,290,281    472,192,400
   Accumulated other comprehensive income:
      Unrealized gain on investments                19,527,380     23,246,788
      Cumulative translation adjustment              2,806,318      1,805,042
                                                  ------------   ------------
         Total shareholders' investment            806,812,196    702,694,289
                                                  ------------   ------------
                                                  $898,022,680   $785,028,400
                                                  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                  2007           2006           2005
                                              ------------   ------------   ------------
NET SALES                                     $653,933,236   $572,267,073   $536,483,974

COST OF GOODS SOLD                             426,236,241    373,163,484    337,843,632
                                              ------------   ------------   ------------
   Gross profit                                227,696,995    199,103,589    198,640,342
OPERATING EXPENSES:
   Engineering, research and development        50,715,057     41,773,792     35,059,401
   Selling, general and administrative          35,280,846     30,882,821     27,286,404
   Litigation judgment                           2,885,329              0              0
                                              ------------   ------------   ------------
      Total operating expenses                  88,881,232     72,656,613     62,345,805
                                              ------------   ------------   ------------
   Income from operations                      138,815,763    126,446,976    136,294,537
OTHER INCOME:
   Interest and dividend income                 25,777,667     24,004,833     20,289,908
   Other, net                                   15,145,338      8,521,789      3,310,066
                                              ------------   ------------   ------------
      Total other income                        40,923,005     32,526,622     23,599,974
                                              ------------   ------------   ------------
   Income before provision for income taxes    179,738,768    158,973,598    159,894,511
PROVISION FOR INCOME TAXES                      57,608,747     50,212,596     50,367,000
                                              ------------   ------------   ------------
NET INCOME                                    $122,130,021   $108,761,002   $109,527,511
                                              ============   ============   ============
EARNINGS PER SHARE:
   Basic                                      $       0.85   $       0.74   $       0.70
                                              ============   ============   ============
   Diluted                                    $       0.85   $       0.73   $       0.70
                                              ============   ============   ============
Cash Dividends Declared per Share             $       0.40   $       0.37   $       0.35

  The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

                                                  Common      Common     Additional   Comprehensive
                                                  Stock        Stock       Paid-In        Income
                                                  Shares      Amount       Capital        (Loss)
                                               -----------  ----------  ------------  -------------
BALANCE AS OF DECEMBER 31, 2004                 77,866,751  $4,672,005  $175,266,114
Issuance of common stock and the tax
   benefit of stock plan transactions            1,652,948      99,177    25,641,802
2 for 1 Common Stock Split                      78,020,342   4,681,221    (4,681,221)
Repurchases of common stock                     (1,496,059)    (89,764)   (1,750,389)
Dividends declared ($.35 per share)                     --          --            --
Amortization of deferred compensation                   --          --            --
Comprehensive income:
   Net income                                           --          --            --   $109,527,511
   Other comprehensive income (loss):
      Foreign currency translation adjustment           --          --            --     (1,138,244)
      Unrealized gain on investments, net
         of tax of $1,743,097                           --          --            --      3,237,180
                                                                                       ------------
         Other comprehensive income                     --          --            --      2,098,936
                                                                                       ------------
            Comprehensive income                        --          --            --   $111,626,447
                                               -----------  ----------  ------------   ============
BALANCE AS OF DECEMBER 31, 2005                156,043,982   9,362,639   194,476,306
Reclassification of Deferred Compensation
   upon adopting [SFAS123(R)]                           --          --    (4,847,659)
Issuance of common stock and the tax benefit
   of stock plan transactions                    1,637,883      98,273    18,854,905
Stock-based compensation expense related to
   stock options, employee stock purchases
   and restricted stock                                 --          --     8,481,871
Repurchases of common stock                    (15,205,684)   (912,341)  (20,063,935)
Dividends declared ($.37 per share)                     --          --            --
Comprehensive income:
   Net income                                           --          --            --   $108,761,002
   Other comprehensive income (loss):
     Foreign currency translation adjustment            --          --            --      1,298,088
     Unrealized gain on investments, net
        of tax of $2,396,923                            --          --            --      4,451,428
                                                                                       ------------
        Other comprehensive income                      --          --            --      5,749,516
                                                                                       ------------
           Comprehensive income                         --          --            --   $114,510,518
                                               -----------  ----------  ------------   ============
BALANCE AS OF DECEMBER 31, 2006                142,476,181   8,548,571   196,901,488
Issuance of common stock and the tax benefit
   of stock plan transactions                    2,725,817     163,549    39,925,919
Stock-based compensation expense related to
   stock options, employee stock purchases
   and restricted stock                                 --          --     9,293,394
Repurchases of common stock                       (447,710)    (26,863)     (617,841)
Dividends declared ($.40 per share)                     --          --            --
Comprehensive income:
   Net income                                           --          --            --   $122,130,021
   Other comprehensive income (loss):
      Foreign currency translation adjustment           --          --            --      1,001,276
      Unrealized gain (loss) on investments,
         net of tax of ($2,002,756)                     --          --            --     (3,719,408)
                                                                                       ------------
         Other comprehensive income (loss)              --          --            --     (2,718,132)
                                                                                       ------------
            Comprehensive income                        --          --            --   $119,411,889
                                               -----------  ----------  ------------   ============
BALANCE AS OF DECEMBER 31, 2007                144,754,288  $8,685,257  $245,502,960
                                               ===========  ==========  ============

                                                                           Accumulated
                                                                              Other          Total
                                                Retained      Deferred     Comprehensive  Shareholders'
                                                Earnings     Compensation  Income (Loss)    Investment
                                               ------------  ------------  -------------  -------------
BALANCE AS OF DECEMBER 31, 2004                $591,546,326  ($5,407,851)   $17,203,378   $ 783,279,972
Issuance of common stock and the tax
   benefit of stock plan transactions                    --   (1,069,507)            --      24,671,472
2 for 1 Common Stock Split                               --           --             --              --
Repurchases of common stock                     (23,374,420)          --             --     (25,214,573)
Dividends declared ($.35 per share)             (54,397,642)          --             --     (54,397,642)
Amortization of deferred compensation                    --    1,629,699             --       1,629,699
Comprehensive income:
   Net income                                   109,527,511           --             --     109,527,511
   Other comprehensive income (loss):
      Foreign currency translation adjustment            --           --             --              --
      Unrealized gain on investments, net
         of tax of $1,743,097                            --           --             --              --
         Other comprehensive income                      --           --      2,098,936       2,098,936
            Comprehensive income                         --           --             --              --
                                               ------------  -----------    -----------   -------------
BALANCE AS OF DECEMBER 31, 2005                 623,301,775   (4,847,659)    19,302,314     841,595,375
Reclassification of Deferred Compensation
   upon adopting [SFAS123(R)]                            --    4,847,659             --              --
Issuance of common stock and the tax benefit
   of stock plan transactions                            --           --             --      18,953,178
Stock-based compensation expense related to
   stock options, employee stock purchases
   and restricted stock                                  --           --             --       8,481,871
Repurchases of common stock                    (205,874,977)          --             --    (226,851,253)
Dividends declared ($.37 per share)             (53,995,400)          --             --     (53,995,400)
Comprehensive income:
   Net income                                   108,761,002           --             --     108,761,002
   Other comprehensive income (loss):
     Foreign currency translation adjustment             --           --             --              --
     Unrealized gain on investments, net
        of tax of $2,396,923                             --           --             --              --
        Other comprehensive income                       --           --      5,749,516       5,749,516
           Comprehensive income                          --           --             --              --
                                               ------------  -----------    -----------   -------------
BALANCE AS OF DECEMBER 31, 2006                 472,192,400           --     25,051,830     702,694,289
Issuance of common stock and the tax benefit
   of stock plan transactions                            --           --             --      40,089,468
Stock-based compensation expense related to
   stock options, employee stock purchases
   and restricted stock                                  --           --             --       9,293,394
Repurchases of common stock                      (6,683,311)          --             --      (7,328,015)
Dividends declared ($.40 per share)             (57,348,829)          --             --     (57,348,829)
Comprehensive income:
   Net income                                   122,130,021           --             --     122,130,021
   Other comprehensive income (loss):
      Foreign currency translation adjustment            --           --             --              --
      Unrealized gain (loss) on investments,
         net of tax of ($2,002,756)                      --           --             --              --
         Other comprehensive income (loss)               --           --     (2,718,132)     (2,718,132)
            Comprehensive income                         --           --             --              --
                                               ------------  -----------    -----------   -------------
BALANCE AS OF DECEMBER 31, 2007                $530,290,281           --    $22,333,698   $ 806,812,196
                                               ============  ===========    ===========   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                  2007             2006             2005
                                                             -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 122,130,021    $ 108,761,002    $ 109,527,511
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                          32,435,258       27,762,710       23,823,327
         Loss on disposal of assets                                598,902          117,872          420,522
         Gain on sale of investments                           (17,126,885)     (11,041,851)      (5,710,679)
         Loss on sale of investments                             4,130,927        4,674,676        2,511,060
         Deferred income taxes                                  (2,926,921)      (1,754,219)      (2,172,589)
         Stock based compensation expense related
            to employee stock options,employee stock
            purchases and restricted stock                       9,293,394        8,481,871        1,629,699
         Tax benefit of stock plan transactions                          0                0        3,180,230
         Excess tax benefits from stock based compensation        (338,648)        (235,410)               0
         Change in operating assets and liabilities:
            Accounts receivable                                 (5,844,115)       2,587,041       (4,832,107)
            Inventories                                            755,838       (8,968,576)      (9,236,033)
            Prepaid expenses and other                          (3,960,185)       1,071,317          491,532
            Accounts payable                                     6,649,676          274,046        3,758,358
            Accrued liabilities                                  2,923,367         (290,328)       2,853,627
                                                             -------------    -------------    -------------
               Net cash provided by
                  operating activities                         148,720,629      131,440,151      126,244,458
                                                             -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Activity in available-for-sale securities:
      Sales proceeds                                            67,900,543       60,550,849       30,057,962
      Maturities and calls                                      88,200,000       64,240,000      101,159,061
      Purchases                                               (155,538,587)    (140,662,282)    (101,378,452)
   Plant and equipment additions                               (54,524,322)     (48,193,083)     (53,533,235)
   Proceeds from sale of plant and equipment                       368,005          500,665        1,141,013
   Decrease (increase) in other assets                             (86,912)         308,855       (2,046,876)
                                                             -------------    -------------    -------------
               Net cash provided by (used for)
                  investing activities                         (53,681,273)     (63,254,996)     (24,600,527)
                                                             -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from
      stock plan transactions                                   40,089,468       18,953,178       21,491,243
   Cash dividends paid                                         (55,922,147)     (54,704,400)     (53,777,627)
   Repurchases of common stock                                  (7,328,015)    (226,851,253)     (25,214,573)
   Excess tax benefits from stock based compensation               338,648          235,410                0
                                                             -------------    -------------    -------------
               Net cash provided by (used for)
                  financing activities                         (22,822,046)    (262,367,065)     (57,500,957)
                                                             -------------    -------------    -------------
NET INCREASE(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                           72,217,310     (194,181,910)      44,142,974
CASH AND CASH EQUIVALENTS,
      Beginning of year                                        245,499,783      439,681,693      395,538,719
                                                             -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
      End of year                                            $ 317,717,093    $ 245,499,783    $ 439,681,693
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

     Investments

     At December 31, 2007, investment securities are available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders' investment.

     The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2007 and 2006:

                                                 Unrealized
                                         -------------------------
2007                          Cost          Gains         Losses     Market Value
----                      ------------   -----------   -----------   ------------
Government Agency         $ 28,973,865   $    20,401   $        --   $ 28,994,266
Certificates of Deposit     49,000,000            --            --     49,000,000
Corporate Bonds                298,890            --        (3,483)       295,407
Other Fixed Income           1,982,015            --            --      1,982,015
Equity                     125,358,799    32,983,925    (2,958,715)   155,384,009
                          ------------   -----------   -----------   ------------
                          $205,613,569   $33,004,326   $(2,962,198)  $235,655,697
                          ============   ===========   ===========   ============

2006                          Cost          Gains        Losses    Market Value
----                      ------------   -----------   ---------   ------------
Government Agency         $  8,992,336   $        --   $  (3,796)  $  8,988,540
Certificates of Deposit     71,200,000            --          --     71,200,000
Corporate Bonds                297,579            --      (4,926)       292,653
Other Fixed Income           2,539,387            --          --      2,539,387
Equity                     110,150,262    36,173,199    (400,185)   145,923,276
                          ------------   -----------   ---------   ------------
                          $193,179,564   $36,173,199   $(408,907)  $228,943,856
                          ============   ===========   =========   ============

     Unrealized losses on investments as of December 31, 2007, are as follows:

                        Aggregate Unrealized Losses   Aggregate Fair Value
                        ---------------------------   --------------------
Less than one year               $2,962,198                $22,976,043
Greater than one year                    --                         --

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Management has reviewed the unrealized losses in the Company's fixed-income and equity securities as of December 31, 2007, and has determined that they are temporary in nature; accordingly, no losses have been recognized in income as of December 31, 2007.

     Fixed income securities as of December 31, 2007, have contractual maturities as follows:

Due within one year              $80,254,770
Due between one and five years            --
Due over five years                       --
                                 -----------
                                 $80,254,770
                                 ===========

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company's estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2007 and 2006.

     Inventories

     Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2007 and 2006:

                      2007          2006
                  -----------   -----------
Raw materials     $31,098,379   $31,727,666
Work-in-process     4,555,058     4,681,714
Finished goods     12,396,123    12,396,018
                  -----------   -----------
                  $48,049,560   $48,805,398
                  ===========   ===========

     Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2007 and 2006.

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

     Patents

     The Company's policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,714,000 and $3,510,000 at December 31, 2007 and 2006,
     respectively. At December 31, 2007, patents had a weighted average amortization life of 12 years. Patent amortization expense was approximately $353,000, $292,000, and $233,000 in 2007, 2006 and 2005,
     respectively. For each of the next five years, patent amortization expense will approximate $405,000 annually.

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

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Advertising and Promotional Materials

     All advertising and promotional costs are expensed as incurred and amounted to approximately $1,407,000, $1,250,000 and $1,458,000, in 2007, 2006 and
     2005, respectively.

     Repairs and Maintenance

     Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $7,701,000, $6,727,000 and $5,770,000, in 2007, 2006 and
     2005, respectively.

     Self-Insurance

     The Company is self-insured for a portion of its risk on workers' compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company's risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.

     Product Warranty

     The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2007 and 2006. The Company does not offer extended warranties on its products.

     Earnings Per Share

     The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

                                                                       2007           2006           2005
                                                                   ------------   ------------   ------------
Numerators:
   Numerator for both basic and diluted EPS, net income            $122,130,021   $108,761,002   $109,527,511
Denominators:
   Denominator for basic EPS,
      weighted-average common shares outstanding                    143,056,704    147,950,666    155,438,834
   Potentially dilutive shares resulting from stock option plans      1,013,593        543,697      1,591,790
                                                                   ------------   ------------   ------------
   Denominator for diluted EPS                                      144,070,297    148,494,363    157,030,624
                                                                   ============   ============   ============

     For the years ended December 31, 2007, 2006 and 2005, 2,369,271, 6,564,622 and 3,517,373 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

     Stock-Based Compensation Plans

     At December 31, 2007, the Company had two stock option plans, a restricted plan and an employee stock purchase plan, which are described more fully in
     Note 6. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.

     The Company's income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2007, were $7,501,492, $3,306,239 and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. For the year ended December 31, 2006, the Company's income before taxes, net income and basic and diluted earnings per share was $7,058,135, $4,554,731 and $.03 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants. Compensation cost capitalized as part of inventory was $95,712 and $95,111 in 2007 and 2006, respectively. The cumulative effect of the change in accounting for forfeitures was not material.

     The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. Upon adoption of SFAS 123(R) any excess benefits are required to be shown in our consolidated statement of cash flows as financing cash flows. Excess tax benefits from the exercise of stock options and vested restricted stock were $338,648 and $235,410, respectively, for 2007 and 2006 and were reported as financing cash flows rather than operating cash flows.

     Net cash proceeds from the exercise of stock options and employee stock purchases were $40,089,468 and $18,953,178, respectively for 2007 and 2006. The actual income tax benefit realized from stock option exercises and vested restricted stock were $3,838,597 and $1,608,341, respectively for 2007 and 2006.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                           2005
                                                       ------------
Net Income, as reported                                $109,527,511
Deduct: Total stock-based employee compensation
   expense determined  under fair value-based method
   of all awards, net of tax effects                    (19,982,017)
                                                       ------------
Pro forma net income                                   $ 89,545,494
                                                       ============
Earnings per share:
   Basic - as reported                                 $        .70
   Basic - pro forma                                   $        .58
   Diluted - as reported                               $        .70
   Diluted - pro forma                                 $        .57

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

     New Accounting Standards

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measure on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided that the entity makes that choice in the first 120 days of that fiscal year; has not yet issued financial statements for any interim period of the fiscal year of adoption; and also elects to apply the provisions of SFAS No. 157. The Company is not planning to adopt the provisions of SFAS No. 159.

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

(2)  LINE OF CREDIT

     The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank's prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2007 or 2006. No compensating balances are required under this line.

(3)  INCOME TAXES

     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". The implementation of FIN 48 did not have a significant impact on the Company's financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3)  INCOME TAXES, continued

Balance at January 1, 2007                                                   $2,113,000
Additions based on tax positions related to the current year                    350,000
Additions for tax positions in prior years                                       96,000
Reductions for tax positions in prior years                                     (57,000)
Reductions as a result of a lapse of the applicable statute of limitations     (518,000)
                                                                             ----------
Balance at December 31, 2007                                                 $1,984,000
                                                                             ==========

     If recognized, unrecognized tax benefits would affect the effective tax rate.

     The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $226,000 for interest as of December 31, 2007. Interest recorded during 2007 was not considered significant.

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

     The components of the provision for income taxes are as follows:

                                 2007          2006          2005
                             -----------   -----------   -----------
Currently payable:
   Federal                   $59,555,747   $51,411,596   $52,375,000
   State                         309,000       144,000      (246,000)
   Foreign                       671,000       411,000       411,000
                             -----------   -----------   -----------
   Total                      60,535,747    51,966,596    52,540,000
                             -----------   -----------   -----------
Net deferred:
   Primarily federal          (2,927,000)   (1,754,000)   (2,173,000)
                             -----------   -----------   -----------
Provision for income taxes   $57,608,747   $50,212,596   $50,367,000
                             ===========   ===========   ===========

     The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $3,839,000, $1,608,000 and $3,180,000 in 2007, 2006 and 2005, respectively, and were recognized as an adjustment of additional paid-in capital.

     The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

                                                        2007   2006   2005
                                                        ----   ----   ----
Statutory federal income tax rate                       35.0%  35.0%  35.0%
State income taxes, net of federal income tax benefit    0.1    0.1   (0.1)
Foreign source exempted income                            --   (2.0)  (2.4)
Domestic production exclusion                           (1.9)  (1.0)  (0.9)
Tax-exempt investment income                            (0.4)  (0.5)  (0.6)
Other                                                   (0.7)    --    0.5
                                                        ----   ----   ----
Effective income tax rate                               32.1%  31.6%  31.5%
                                                        ====   ====   ====

     The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2007 and 2006, are as follows:

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3) INCOME TAXES (continued)

                                                  2007                        2006
                                       -------------------------   -------------------------
                                         Current     Non-Current     Current     Non-Current
                                       ----------   ------------   ----------   ------------
Assets:
   Accruals not currently deductible   $3,834,105   $    164,603   $2,676,168   $    164,603
   Stock based compensation             3,503,165      1,669,586    1,530,018      1,405,334
   Other                                1,889,468          6,760    2,038,409         14,147
                                       ----------   ------------   ----------   ------------
Total deferred income tax assets        9,226,738      1,840,949    6,244,595      1,584,084
Liabilities:
   Excess tax over book depreciation           --    (12,702,369)          --    (12,759,431)
   Patent costs                                --     (1,471,614)          --     (1,278,283)
   Unrealized gain on investments              --    (10,514,745)          --    (12,517,503)
   Other                                 (955,820)            --     (779,998)            --
                                       ----------   ------------   ----------   ------------
Net deferred incomes taxes             $8,270,918   $(22,847,779)  $5,464,597   $(24,971,133)
                                       ==========   ============   ==========   ============

     Income taxes paid in cash were approximately $59,162,000, $49,061,000 and $47,582,000, in 2007, 2006 and 2005, respectively.

     In July 2007, the State of Michigan enacted a new business tax that will be effective January 1, 2008. The Company completed its evaluation of the new business tax provisions and it is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

(4)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee's contributions at a rate determined by the Company's Board of Directors. In 2007, 2006 and 2005, the Company's contributions were approximately $1,849,000, $1,715,000 and $1,601,000, respectively.

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

(6)  STOCK-BASED COMPENSATION PLANS

     Employee Stock Option Plan

     In 2004, a new Employee Stock Option Plan was shareholder approved, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 6,934,380 shares (net of shares from canceled options) under the new plan through December 31, 2007. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

                                          2007    2006    2005
                                         -----   -----   -----
Dividend yield                             2.0%    2.0%    2.0%
Expected volatility                       29.5%   30.0%   36.3%
Risk-free interest rate                    4.4%    4.8%    4.1%
Expected term of options (in years)        4.5     4.5     4.4
Weighted-average grant-date fair value   $   5   $   4   $   4

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

     As of December 31, 2007, there was $11,210,575 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 4.2 years.

     A summary of the status of the Company's employee stock option plan at December 31, 2007, 2006 and 2005, and changes during the same periods are presented in the tables and narrative below:

                                                           2007
                                   ----------------------------------------------------
                                                          Wtd. Avg.        Aggregate
                                   Shares   Wtd. Avg.     Remaining     Intrinsic Value
                                     000    Ex. Price   Contract Life         $000
                                   ------   ---------   -------------   ---------------
Outstanding at Beginning of Year   10,400      $17
Granted                             1,838       19
Exercised                          (2,574)      15                          $11,217
Forfeited                            (364)      18
                                   ------
Outstanding at End of Year          9,300       18         2.9 Yrs          $ 9,777
Exercisable at End of Year          5,269      $18         1.9 Yrs          $ 4,926

                                                           2006
                                   ----------------------------------------------------
                                                          Wtd. Avg.        Aggregate
                                   Shares   Wtd. Avg.     Remaining     Intrinsic Value
                                     000    Ex. Price   Contract Life         $000
                                   ------   ---------   -------------   ---------------
Outstanding at Beginning of Year   10,510      $17
Granted                             1,691       15
Exercised                          (1,320)      13                          $4,205
Forfeited                            (481)      18
                                   ------
Outstanding at End of Year         10,400       17         2.9 Yrs          $5,614
Exercisable at End of Year          6,904      $17         2.2 Yrs          $3,690

                                                           2005
                                   ----------------------------------------------------
                                                          Wtd. Avg.        Aggregate
                                   Shares   Wtd. Avg.     Remaining     Intrinsic Value
                                     000    Ex. Price   Contract Life         $000
                                   ------   ---------   -------------   ---------------
Outstanding at Beginning of Year   10,586      $16
Granted                             1,931       17
Exercised                          (1,580)      12                         $ 9,152
Forfeited                            (427)      18
                                   ------
Outstanding at End of Year         10,510       17         3.2 Yrs         $33,881
Exercisable at End of Year          7,440      $17         2.8 Yrs         $23,525

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

     A summary of the status of the Company's non-vested employee stock option activity for the years ended December 31, 2007, 2006, and 2005, are presented in the table and narrative below:

                                                       2007                  2006                  2005
                                               -------------------   -------------------   -------------------
                                                         Wtd. Avg              Wtd. Avg              Wtd. Avg
                                               Shares   Grant Date   Shares   Grant Date   Shares   Grant Date
                                                 000    Fair Value    000     Fair Value     000    Fair Value
                                               ------   ----------   ------   ----------   ------   ----------
Nonvested stock options at Beginning of Year    3,496       $5        3,069       $6        6,598       $7
Granted                                         1,838        5        1,691        4        1,931        4
Vested                                         (1,200)       5       (1,124)       6       (5,345)       7
Forfeited                                        (103)       5         (140)       5         (115)       6
                                               ------      ---       ------      ---       ------      ---
Nonvested stock options at End of Year          4,031       $5        3,496       $5        3,069       $6

     Non-employee Director Stock Option Plan.

     The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was shareholder approved, replacing a prior plan. The Company has granted options on 363,240 shares (net of shares from canceled options) under the current plan through December 31, 2007. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     The fair value of each option grant in the Nonemployee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                          2007    2006    2005
                                         -----   -----   -----
Dividend yield                             2.0%    1.8%    1.9%
Expected volatility                       29.4%   30.7%   42.3%
Risk-free interest rate                    4.6%    5.0%    4.1%
Expected term of options (in years)        8.3     8.9     8.6
Weighted-average grant-date fair value   $   6   $   6   $   8

     As of December 31, 2007, there was no unrecognized compensation cost related to share-based payments under this plan

     A summary of the status of the Company's Non-employee Director Stock Option Plan at December 31, 2007, 2006, and 2005, and changes during the same periods are presented in the tables and narrative below:

                                                          2007
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                    000     Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year     341       $15
Granted                               48        18
Exercised                            (26)        7                                  $304
Forfeited                            (--)      (--)
                                     ---
Outstanding at End of Year           363        16             6.0 Yrs              $631
Exercisable at End of Year           363       $16             6.0 Yrs              $631

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(6)  STOCK-BASED COMPENSATION PLANS, continued

                                                              2006
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                    000     Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year     445       $14
Granted                               48        15
Exercised                            (80)        6                                  $662
Forfeited                            (72)       16
                                     ---
Outstanding at End of Year           341        15            6.1 Yrs               $450
Exercisable at End of Year           341       $15            6.1 Yrs               $450

                                                             2005
                                   ----------------------------------------------------------
                                                                                 Aggregate
                                   Shares   Wtd. Avg.   Wtd. Avg. Remaining   Intrinsic Value
                                    000     Ex. Price      Contract Life            $000
                                   ------   ---------   -------------------   ---------------
Outstanding at Beginning of Year     510       $13
Granted                               48        18
Exercised                           (101)       10                                $  756
Forfeited                            (12)       18
                                    ----
Outstanding at End of Year           445        14              5.6 Yrs           $2,617
Exercisable at End of Year           445       $14              5.6 Yrs           $2,617

     A summary of the status of the Company's non-vested non-employee director stock option plan activity for the years ended December 31, 2007, 2006, and 2005, are presented in the table and narrative below:

                                                       2007                  2006                  2005
                                               -------------------   -------------------   -------------------
                                                         Wtd. Avg              Wtd. Avg              Wtd. Avg
                                               Shares   Grant Date   Shares   Grant Date   Shares   Grant Date
                                                 000    Fair Value     000    Fair Value    000     Fair Value
                                               ------   ----------   ------   ----------   ------   ----------
Nonvested stock options at Beginning of Year      0         $0          0          $0         0         $0
Granted                                          48          6         48           6        48          8
Vested                                          (48)         6        (48)          6       (48)         8
Forfeited                                         0          0          0           0         0          0
                                                ---        ---        ---         ---       ---        ---
Nonvested stock options at End of Year            0         $0          0          $0         0         $0

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 111,558 shares, 130,876 shares and 135,409 shares under the new plan in 2007, 2006, and 2005, respectively, and has sold a total of 552,685 shares under the new plan through December 31, 2007. The Company sells shares at 85% of the stock's market price at date of purchase. The weighted average fair value of shares sold in 2007 was approximately $15.79.

                       GENTEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)  STOCK-BASED COMPENSATION PLANS

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was shareholder approved, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 590,710 shares outstanding as of December 31, 2007. During 2007, 2006, and 2005, 107,200, 182,530 and 80,700 shares, respectively, were granted with a restriction period of five years at market prices ranging from $16.25 to $19.69 in 2007, $14.00 to $17.09 in 2006, and $15.93 to $19.50 in 2005 and has unearned stock-based compensation of $5,316,486 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization of restricted stock for 2007 was $1,791,902.

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

(8)  CONTINGENCIES

     The Company is involved in litigation with K.W. Muth and Muth Mirror Systems LLC ("Muth") relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred during July 2007 and the court issued its written ruling in December 2007. The Court found that Muth's U.S. Patent No. 6,005,724 is invalid and unenforceable, and that Gentex's Razor(TM) Turn Signal Mirror does not infringe that patent. The Court also denied all but one of Muth's other motions with prejudice, including its motion for an injunction, and its claims for tortuous interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,329. This amount is accrued as an other accrued liability as of December 31, 2007.

     In addition, the Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

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

                                   2007           2006           2005
                               ------------   ------------   ------------
Revenue:
   Automotive Products
      United States            $254,455,151   $230,152,102   $236,708,606
      Germany                   162,465,135    127,531,636     99,339,847
      Japan                      59,747,941     56,547,995     52,215,691
      Other                     153,430,864    134,172,464    124,532,388
   Other                         23,834,145     23,862,876     23,687,442
                               ------------   ------------   ------------
      Total                    $653,933,236   $572,267,073   $536,483,974
                               ============   ============   ============
Income from Operations:
   Automotive Products         $136,741,562   $121,766,143   $131,165,600
   Other                          2,074,201      4,680,833      5,128,937
                               ------------   ------------   ------------
   Total                       $138,815,763   $126,446,976   $136,294,537
                               ============   ============   ============
Assets:
   Automotive Products         $305,519,359   $275,022,400   $248,568,391
   Other                          4,182,161      5,090,934      4,334,747
   Corporate                    588,321,160    504,915,066    669,742,664
                               ------------   ------------   ------------
   Total                       $898,022,680   $785,028,400   $922,645,802
                               ============   ============   ============
Depreciation & Amortization:
   Automotive Products         $ 29,796,901   $ 25,218,267   $ 21,407,276
   Other                            235,582        253,879        207,336
   Corporate                      2,402,775      2,290,564      2,208,715
                               ------------   ------------   ------------
   Total                       $ 32,435,258   $ 27,762,710   $ 23,823,327
                               ============   ============   ============
Capital Expenditures:
   Automotive Products         $ 52,378,659   $ 45,846,127   $ 52,966,667
   Other                            192,339        868,296        131,821
   Corporate                      1,953,324      1,478,660        434,747
                               ------------   ------------   ------------
   Total                       $ 54,524,322   $ 48,193,083   $ 53,533,235
                               ============   ============   ============

     Other includes Fire Protection Products and Dimmable Aircraft Windows. The Dimmable Aircraft Windows segment began during 2007 with no sales, which resulted in lower income from operations for the "Other" category.

     Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

     Automotive Products revenues in the "Other" category are sales to automotive manufacturing plants in Canada, Mexico and Korea, as well as other foreign automotive customers. Most of the Company's non-U.S. sales are invoiced and paid in U.S. dollars. During 2007, approximately 15% of the Company's net sales were invoiced and paid in European euros.

     During the years presented, the Company had four automotive customers, which individually accounted for 10% or more of net sales as follows:

                       Customer
       -----------------------------------------
       General                Toyota Motor
        Motors   Daimler AG    Corporation   BMW
       -------   ----------   ------------   ---
2007     19%        *15%           13%        12%
2006     22%         15%           13%        12%
2005     24%         12%           14%        11%

*    Includes Chrysler through the date of sale.

                            EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION                          PAGE
-----------   -------------------------------------------------------   --------
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

21            List of Company Subsidiaries                                 50

23(a)         Consent of Independent Registered Public Accounting
              Firm                                                         51

31.1          Certificate of the Chief Executive Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002 (18 U.S.C. 1350).                          52

31.2          Certificate of the Chief Financial Officer of Gentex
              Corporation pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002 (18 U.S.C. 1350).                          53

32            Certificate of the Chief Executive Officer and Chief
              Financial Officer of Gentex Corporation pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
              (18 U.S.C. Section 1350).                                    54

*    Indicates a compensatory plan or arrangement.