Form 10-Q
period 2008-03-31
GENTEX CORP
filed 2008-05-02
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2008, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  x    Accelerated filer
                             ---                              ---
     Non-accelerated filer         Smaller reporting company
                             ---                              ---

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes       No  x
         ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes       No
         ---      ---

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Shares Outstanding
            Class                at April 23, 2008
            -----               ------------------
Common Stock, $0.06 Par Value       142,803,907


                        Exhibit Index located at page 16
                                  Page 1 of 20

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                         2008           2007
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 30,448,135   $ 29,497,709
   Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                                     8,743,570      7,886,801
      (Gain) loss on disposal of assets                                    13,226        (69,859)
      (Gain) loss on sale of investments                                 (402,317)    (4,421,296)
      Deferred income taxes                                              (144,963)      (743,702)
      Stock-based compensation expense related to employee
      stock options, employee stock purchases and restricted stock      2,521,418      2,218,600
      Excess tax benefits from stock-based compensation                   (45,679)       (11,567)
      Change in operating assets and liabilities:
         Accounts receivable, net                                      (5,726,667)   (13,097,198)
         Inventories                                                    1,012,116      4,453,154
         Prepaid expenses and other                                      (207,616)    (1,481,965)
         Accounts payable                                               3,868,729      3,767,687
         Accrued liabilities, excluding dividends declared             15,586,018     18,050,795
                                                                     ------------   ------------
            Net cash provided by (used for) operating activities       55,665,970     46,049,159
                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                      (14,108,212)    (7,927,054)
   Proceeds from sale of plant and equipment                                    0        342,500
   (Increase) decrease in investments                                  16,757,001     10,156,234
   (Increase) decrease in other assets                                    311,324       (139,682)
                                                                     ------------   ------------
            Net cash provided by (used for) investing activities        2,960,113      2,431,998
                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions                3,207,764      9,214,518
   Cash dividends paid                                                (15,199,204)   (13,535,239)
   Repurchases of common stock                                        (34,619,490)    (7,328,015)
   Excess tax benefits from stock-based compensation                       45,679         11,567
                                                                     ------------   ------------
            Net cash provided by (used for) financing activities      (46,565,251)   (11,637,169)
                                                                     ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   12,060,832     36,843,988
CASH AND CASH EQUIVALENTS,
   beginning of period                                                317,717,093    245,499,783
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS,
   end of period                                                     $329,777,925   $282,343,771
                                                                     ============   ============

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31, 2008   December 31, 2007
                                           --------------   -----------------
                                             (Unaudited)        (Audited)
                 ASSETS
CURRENT ASSETS
   Cash and cash equivalents                $329,777,925       $317,717,093
   Short-term investments                     70,602,024         80,271,688
   Accounts receivable, net                   69,908,178         64,181,511
   Inventories                                47,037,443         48,049,560
   Prepaid expenses and other                 18,835,469         18,274,096
                                            ------------       ------------
      Total current assets                   536,161,039        528,493,948

PLANT AND EQUIPMENT - NET                    211,058,529        205,609,671

OTHER ASSETS
   Long-term investments                     131,469,282        155,384,009
   Patents and other assets, net               8,682,372          8,535,052
                                            ------------       ------------
      Total other assets                     140,151,654        163,919,061
                                            ------------       ------------
Total assets                                $887,371,222       $898,022,680
                                            ============       ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                         $ 34,400,378       $ 30,531,649
   Accrued liabilities                        53,152,248         37,831,056
                                            ------------       ------------
      Total current liabilities               87,552,626         68,362,705

DEFERRED INCOME TAXES                         17,026,174         22,847,779

SHAREHOLDERS' INVESTMENT
   Common stock                                8,568,234          8,685,257
   Additional paid-in capital                247,585,878        245,502,960
   Retained earnings                         514,947,834        530,290,281
   Other shareholders' investment             11,690,476         22,333,698
                                            ------------       ------------
      Total shareholders' investment         782,792,422        806,812,196
                                            ------------       ------------
Total liabilities and shareholders'
   investment                               $887,371,222       $898,022,680
                                            ============       ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                               2008           2007
                                           ------------   ------------
NET SALES                                  $177,970,279   $157,205,982
COST OF GOODS SOLD                          115,323,288    102,627,220
                                           ------------   ------------
      Gross profit                           62,646,991     54,578,762

OPERATING EXPENSES:
   Engineering, research and development     12,736,287     12,275,662
   Selling, general & administrative          9,923,536      8,366,571
                                           ------------   ------------
      Total operating expenses               22,659,823     20,642,233
                                           ------------   ------------
      Operating income                       39,987,168     33,936,529

OTHER INCOME:
   Interest and dividend income               4,060,344      4,570,445
   Other, net                                 1,415,125      4,963,578
                                           ------------   ------------
      Total other income                      5,475,469      9,534,023
                                           ------------   ------------
      Income before provision for income
         taxes                               45,462,637     43,470,552

PROVISION FOR INCOME TAXES                   15,014,502     13,972,843
                                           ------------   ------------
NET INCOME                                 $ 30,448,135   $ 29,497,709
                                           ============   ============
EARNINGS PER SHARE:
      Basic                                $       0.21   $       0.21
      Diluted                              $       0.21   $       0.21

Cash Dividends Declared per Share          $      0.105   $      0.095

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's 2007 annual report on Form 10-K.

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2008, and the results of operations and cash flows for the interim periods presented.

(3)  Adoption of New Accounting Standards

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

     The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company's investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2008:

                                                     Fair Value Measurements at
                                                        Reporting Date Using
                                           ---------------------------------------------
                                           Quoted Prices in   Significant
                                            Active Markets       Other       Significant
                                             for Identical     Observable   Unobservable
                            Total as of         Assets           Inputs        Inputs
Description               March 31, 2008       (Level 1)       (Level 2)      (Level 3)
-----------               --------------   ----------------   -----------   ------------
Cash & Cash Equivalents    $329,777,925      $329,777,925     $        --        $--
Short-Term Investments       70,602,024        14,602,024      56,000,000         --
Long-Term Investments       131,469,282       131,469,282              --         --
                           ------------      ------------     -----------        ---
Net                        $531,849,231      $475,849,231     $56,000,000        $--

     The Company's short-term investments primarily consist of Government Securities (Level 1) and Certificate of Deposits (Level 2). Long-term investments primarily consist of marketable equity securities.

(4) Inventories consisted of the following at the respective balance sheet dates:

                  March 31, 2008   December 31, 2007
                  --------------   -----------------
Raw materials       $31,275,904       $31,098,379
Work-in-process       4,418,693         4,555,058
Finished goods       11,342,846        12,396,123
                    -----------       -----------
                    $47,037,443       $48,049,560
                    ===========       ===========

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                          Quarter Ended March 31,
                                        ---------------------------
                                            2008           2007
                                        ------------   ------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income           $ 30,448,135   $ 29,497,709
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                        143,286,480    142,166,241
   Potentially dilutive shares
      resulting from stock plans             279,529        557,376
                                        ------------   ------------
   Denominator for diluted EPS           143,566,009    142,723,617
                                        ============   ============
Shares related to stock plans not
   included in diluted average common
   shares outstanding because their
   effect would be antidilutive            6,674,633      5,249,844

(6)  Stock-Based Compensation Plans

     At March 31, 2008, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2007, for additional information related to these stock-based compensation plans.

     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the first quarter of 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

     The Company recognized compensation expense for share-based payments of $2,020,492 for the first quarter ended March 31, 2008. Compensation cost capitalized as part of inventory as of March 31, 2008, was $89,090.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(6)  Stock-Based Compensation Plans (continued)

     Employee Stock Option Plan

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                           2008      2007
                                          ------   ------
Dividend yield                              2.04%    1.99%
Expected volatility                        30.41%   28.90%
Risk-free interest rate                     2.51%    4.54%
Expected term of options (in years)         4.31     4.35
Weighted-average grant-date fair value    $ 3.98   $ 4.18

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     As of March 31, 2008, there was $11,184,977 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.2 years.

     Non-employee Director Stock Option Plan

     As of March 31, 2008, there was no unrecognized compensation cost under this plan related to share-based payments. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

     Restricted Stock Plan

     The Company has a Restricted Stock Plan covering 1,000,000 shares of common stock that was approved by the shareholders in 2001, the purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of March 31, 2008, the Company had unearned stock-based compensation of $5,120,629 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter of 2008 was $500,926.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                March 31, 2008   March 31, 2007
                --------------   --------------
Quarter Ended     $19,804,913      $28,504,290

(8) The decrease in common stock during the three months ended March 31, 2008, was primarily due to the repurchase of 2,200,752 shares pursuant to the Company's previously announced share repurchase plan for approximately $34,619,000, partially offset by the issuance of 250,371 shares of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.105 per share cash dividend in the first quarter. The first quarter dividend of approximately $14,994,000, was declared on February 26, 2008, and was paid on April 18, 2008.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-auto dimming rearview automotive mirrors with electronic features:

                           Quarter Ended March 31,
                         ---------------------------
                             2008           2007
                         ------------   ------------
Revenue:
   Automotive Products   $172,058,890   $151,115,835
   Other                    5,911,389      6,090,147
                         ------------   ------------
   Total                 $177,970,279   $157,205,982
                         ============   ============
Operating Income:
   Automotive Products   $ 40,017,297   $ 32,779,120
   Other                      (30,129)     1,157,409
                         ------------   ------------
   Total                 $ 39,987,168   $ 33,936,529
                         ============   ============

     Other includes Fire Protection Products and Dimmable Aircraft Windows. The Dimmable Aircraft Windows segment did not have sales during the first quarter of 2008, which resulted in reduced income from operations for the "Other" category.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS:

     FIRST QUARTER 2008 VERSUS FIRST QUARTER 2007

     Net Sales. Net sales for the first quarter of 2008 increased by approximately $20,764,000, or 13%, when compared with the first quarter last year. Net sales of the Company's automotive mirrors increased by approximately $20,943,000, or 14%, in the first quarter of 2008, when compared with the first quarter last year, primarily due to a 10% increase in auto-dimming mirror unit shipments from approximately 3,778,000 in the first quarter 2007 to 4,167,000 in the current quarter. This unit increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors with overseas customers. The UAW strike negatively impacted first quarter automotive revenues by approximately $2.5 million. Unit shipments to customers in North America for the current quarter increased by 2% compared with the first quarter of the prior year, despite a 8% decline in North American automotive industry production levels, primarily due to increased interior mirror unit shipments for certain Asian transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 17% compared with the first quarter in 2007, primarily due to increased penetration at certain Asian and European automakers. Net sales of the Company's fire protection products decreased 3% for the current quarter versus the same quarter of last year.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65.3% in the first quarter of 2007 to 64.8% in the first quarter of 2008. This percentage decrease primarily reflected the impact of purchasing cost reductions, positive product mix and foreign exchange rates, partially offset by annual automotive customer price reductions. Each positive factor is estimated to have approximately equally impacted cost of goods sold as a percentage of net sales.

     Operating Expenses. Engineering, research and development expenses for the current quarter increased 4% and approximately $461,000 when compared with the same quarter last year. Excluding Muth litigation expense of $104,000 in the first quarter of 2008 and $1,424,000 in the first quarter of 2007, and the litigation judgment accrual reversal of $335,000 during the first quarter of 2008 (see discussion under "Trends and Developments"), E, R & D expenses increased by 19% when compared with the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features, such as SmartBeam and Rear Camera Display. Selling, general and administrative expenses increased 19% and approximately $1,557,000, for the current quarter, when compared with the first quarter of 2007, primarily due to the continued expansion of the Company's overseas offices and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the increase.

     Total Other Income. Total other income for the current quarter decreased by approximately $4,059,000 when compared with the first quarter of 2007, primarily due to lower realized gains on the sale of equity investments.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.

     Net Income. Net income increased by $950,000, or 3%, when compared with the same quarter last year, primarily due to increased sales and gross margin, partially offset by a decrease in other income.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the three months ended March 31, 2008, increased $9,617,000 to $55,666,000, compared to $46,049,000, for the same period last year, primarily due to slower growth in accounts receivable. Capital expenditures for the three months ended March 31, 2008, were $14,108,000, compared to $7,927,000 for the same period last year; the increase was primarily due to the purchase of additional production equipment.

     Long term investments as of March 31, 2008, decreased approximately $23,915,000 compared to December 31, 2007. The decrease was primarily due to a decrease in unrealized gains in equity investments.

     Accrued liabilities as of March 31, 2008, increased $15,321,000, compared to December 31, 2007. The increase was primarily due to the timing of estimated federal income tax payments.

     Management considers the Company's working capital and long-term investments totaling approximately $580,078,000 as of March 31, 2008, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

     On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. And, on February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan.

     The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of      Cost of
                     Shares Purchased      Shares
Quarter Ended          (Post-Split)       Purchased
-------------        ----------------   ------------
March 31, 2003             830,000      $ 10,246,810
September 30, 2005       1,496,059        25,214,573
March 31, 2006           2,803,548        47,145,310
June 30, 2006            7,201,081       104,604,414
September 30, 2006       3,968,171        55,614,102
December 31, 2006        1,232,884        19,487,427
March 31, 2007             447,710         7,328,015
March 31, 2008           2,200,752        34,619,490
                        ----------      ------------
   Total                20,180,205      $304,260,141

     7,819,795 shares remain authorized to be repurchased under the plan.

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

     The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management's Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes there have been no significant changes in those critical accounting policies.

     TRENDS AND DEVELOPMENTS:

     The Company previously announced certain development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a proprietary liquid display (LCD) device that shows a panoramic video of objects behind the vehicle in real time. In addition, the Company previously announced a number of OEM and dealer or port-installed programs for its RCD Mirror. The Company recently announced that its RCD Mirror is now available in the Korean market on the all-new Hyundai Grandeur luxury sedan.

     On February 14, 2008, the President signed into law the "Kids Transportation Safety Act of 2007". The bill orders the Secretary of Transportation at the National Highway Traffic Safety Administration (NHTSA) to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. While the bill does not state how visibility can be enhanced, the Company's RCD Mirror is a cost competitive product that is relatively easy to implement.

     During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variable dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variable dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing has now announced three delays in expected aircraft deliveries to customers. Boeing has yet to inform suppliers as to what specific type of delays to expect, but we currently anticipate that suppliers will still be required to ship some product in calendar year 2008. However, we do not at this time expect revenues from this program to be significant in calendar year 2008.

     The Company currently expects that top line revenue growth for the second quarter and the calendar year of 2008 will be approximately 10% higher, compared with the same periods in 2007. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models. Uncertainties, including vehicle production and sales rates at the traditional Big Three automakers in North America and the impact of ongoing UAW strikes and contract negotiations, make it difficult to forecast. The Company also estimates that engineering, research and development expenses, excluding Muth litigation costs, are currently expected to increase approximately 15-20% in calendar year 2008 compared to calendar year 2007. Selling, general and administrative expenses are currently expected to increase approximately 15-20% in calendar year 2008 compared to calendar year 2007. In addition, the Company expects the gross profit margin for calendar year 2008 to be in the range of the gross profit margin reported in the first quarter of 2008, depending upon top line growth (which can be impacted by vehicle production including the depth and duration of UAW strikes among other factors, and offsets provided by shipments of our new featured mirror products and shipments to automakers based outside North America) and purchasing cost reductions.

     The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current forecasts for light vehicle production for calendar year 2008 are approximately 14.3 million units for North America,
     22.4 million for Europe and 15.0 million for Japan and Korea.

     The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended March 31, 2008, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2007.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

     The Company continues to experience pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, which continues to be a challenge. In addition, profit pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, and warranty cost-sharing programs, which could adversely impact the Company's sales growth, margins, profitability and, as a result, its share price. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. The automotive industry is experiencing increasing financial and production stresses due to continuing pricing pressures, lower domestic production levels, supplier bankruptcies, and commodity material cost increases. If the Company's automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc. due to their union contracts or other negotiations, it could disrupt our shipments to these customers, which could adversely affect the Company's sales, margins, profitability and, as a result, its share price.

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

     The Company was involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors represented approximately one percent of our revenues, and the litigation did not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred in July 2007 and the Court issued its written ruling in December 2007. The Court found that Muth's U.S. patent No. 6,005,724 was invalid and unenforceable, and that Gentex's Razor Turn Signal Mirror did not infringe that patent. The Court also denied all but one of Muth's other motions with prejudice, including its motion for an injunction, and its claims for tortuous interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,000, which was accrued as of December 31, 2007. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue ("Agreement") with Muth whereby the parties agreed to settle the Court's judgment against Gentex for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company's core business, to release each other from all claims that occurred in the past, and not appeal the Court's rulings. The Agreement was approved by the Bankrupcty Court on February 29, 2008. The adjustment to the original judgment for damages is reflected in our first quarter financial results as a reduction to engineering, research and development expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2008, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of March 31, 2008, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

SAFE HARBOR STATEMENT:

     Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of automotive production worldwide, the maintenance of the Company's market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, the financial strength of the Company's customers, supply chain disruptions, potential sale of OEM business segments or suppliers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam(R), Z-Nav(R) and Rear Camera Display Mirror), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

     ITEM 1A. RISK FACTORS

     Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I - Item 2 of this Form 10-Q and in Part I - Item 1A - Risk Factors of the Company's report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company's report on Form 10-K for the year ended December 31, 2007.

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) Issuer Purchases of Equity Securities

          The following is a summary of share repurchase activity during the first quarter ended March 31, 2008:

                                                 Total Number of         Maximum Number
                Total Number   Average Price   Shares Purchased As   of Shares That May Yet
                  Of Shares      Paid Per      Part of a Publicly      Be Purchased Under
Period            Purchased        Share          Announced Plan             the Plan
------          ------------   -------------   -------------------   ----------------------
January 2008         84,700        $15.69              84,700              5,935,847
February 2008     1,326,313        $15.62           1,326,313              8,609,534
March 2008          789,739        $15.92             789,739              7,819,795
                  ---------                         ---------
   Total          2,200,752                         2,200,752

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. And, on February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Cumulatively, the Company has repurchased 20,180,205 shares at a cost of $304,260,141 under the plan to date (see below). 7,819,795 shares remain authorized to be repurchased under the plan.

                      Total Number of      Cost of
                     Shares Purchased      Shares
Quarter Ended          (Post-Split)       Purchased
-------------        ----------------   ------------
March 31, 2003             830,000      $ 10,246,810
September 30, 2005       1,496,059        25,214,573
March 31, 2006           2,803,548        47,145,310
June 30, 2006            7,201,081       104,604,414
September 30, 2006       3,968,171        55,614,102
December 31, 2006        1,232,884        19,487,427
March 31, 2007             447,710         7,328,015
March 31, 2008           2,200,752        34,619,490
                        ----------      ------------
   Total                20,180,205      $304,260,141

ITEM 6. EXHIBITS

     See Exhibit Index on Page 16.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: May 2, 2008                       /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer


Date: May 2, 2008                       /s/ Steven A. Dykman
                                        ----------------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance,
                                        Principal Financial and
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

*    Indicates a compensatory plan or arrangement.