Form 10-Q
period 2008-06-30
GENTEX CORP
filed 2008-08-04
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ____________

                         COMMISSION FILE NUMBER 0-10235

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Shares Outstanding
        Class                                          at July 23, 2008
        -----                                          ----------------
Common Stock, $0.06 Par Value                            141,941,740

                        Exhibit Index located at page 18
                                  Page 1 of 23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30, 2008    December 31, 2007
                                               --------------   ------------------
                                                (Unaudited)         (Audited)
                                               --------------   ------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                   $  302,118,720   $      317,717,093
   Short-term investments                          74,800,675           80,271,688
   Accounts receivable, net                        71,345,333           64,181,511
   Inventories                                     51,226,435           48,049,560
   Prepaid expenses and other                      18,666,112           18,274,096
                                               --------------   ------------------

      Total current assets                        518,157,275          528,493,948

PLANT AND EQUIPMENT - NET                         216,322,783          205,609,671

OTHER ASSETS
   Long-term investments                          127,179,352          155,384,009
   Patents and other assets, net                    8,811,711            8,535,052
                                               --------------   ------------------

      Total other assets                          135,991,063          163,919,061
                                               --------------   ------------------

Total assets                                   $  870,471,121   $      898,022,680
                                               ==============   ==================

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                            $   34,251,960   $       30,531,649
   Accrued liabilities                             35,564,017           37,831,056
                                               --------------   ------------------

      Total current liabilities                    69,815,977           68,362,705

DEFERRED INCOME TAXES                              18,715,357           22,847,779

SHAREHOLDERS' INVESTMENT
   Common stock                                     8,516,504            8,685,257
   Additional paid-in capital                     252,853,340          245,502,960
   Retained earnings                              510,011,546          530,290,281
   Other shareholders' investment                  10,558,397           22,333,698
                                               --------------   ------------------

      Total shareholders' investment              781,939,787          806,812,196
                                               --------------   ------------------

Total liabilities and
   shareholders' investment                    $  870,471,121   $      898,022,680
                                               ==============   ==================

     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended               Six Months Ended
                                                             June 30                        June 30
                                                 -----------------------------   -----------------------------
                                                      2008            2007            2008            2007
                                                 -------------   -------------   -------------   -------------
NET SALES                                        $ 170,491,552   $ 163,479,812   $ 348,461,831   $ 320,685,794

COST OF GOODS SOLD                                 111,411,298     105,782,966     226,734,586     208,410,186
                                                 -------------   -------------   -------------   -------------

      Gross profit                                  59,080,254      57,696,846     121,727,245     112,275,608

OPERATING EXPENSES:
   Engineering, research and development            13,398,456      12,446,469      26,134,743      24,722,131
   Selling, general & administrative                 9,892,080       8,732,630      19,815,616      17,099,201
                                                 -------------   -------------   -------------   -------------

      Total operating expenses                      23,290,536      21,179,099      45,950,359      41,821,332
                                                 -------------   -------------   -------------   -------------

      Income from operations                        35,789,718      36,517,747      75,776,886      70,454,276


OTHER INCOME (EXPENSE)
   Interest and dividend income                      3,239,867       4,748,199       7,300,211       9,318,644
   Other, net                                          990,455       3,699,084       2,405,580       8,662,662
                                                 -------------   -------------   -------------   -------------

      Total other income                             4,230,322       8,447,283       9,705,791      17,981,306
                                                 -------------   -------------   -------------   -------------

      Income before provision for income taxes      40,020,040      44,965,030      85,482,677      88,435,582


PROVISION FOR INCOME TAXES                          13,161,679      14,008,923      28,176,181      27,981,766
                                                 -------------   -------------   -------------   -------------

NET INCOME                                       $  26,858,361   $  30,956,107   $  57,306,496   $  60,453,816
                                                 =============   =============   =============   =============

EARNINGS PER SHARE:
      Basic                                      $        0.19   $        0.22   $        0.40   $        0.42
      Diluted                                    $        0.19   $        0.22   $        0.40   $        0.42

Cash Dividends Declared per Share                $       0.105   $       0.095   $        0.21   $        0.19

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                                                                            2008             2007
                                                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  57,306,496    $  60,453,816
   Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                                         17,432,494       15,738,089
         (Gain) loss on disposal of assets                                                   635,370          220,514
         (Gain) loss on sale of investments                                               (1,817,174)      (7,112,255)
    Deferred income taxes                                                                  2,100,444       (1,269,039)
    Stock-based compensation expense related to employee stock options, employee
        stock purchases and restricted stock                                               5,034,362        4,362,765
    Excess tax benefits from stock-based compensation                                        (62,647)        (102,290)
    Change in operating assets and liabilities:
            Accounts receivable, net                                                      (7,163,822)     (16,021,194)
            Inventories                                                                   (3,176,875)       6,734,193
            Prepaid expenses and other                                                       175,356       (2,510,355)
            Accounts payable                                                               3,720,311        5,967,356
            Accrued liabilities, excluding dividends declared                             (1,852,869)       1,927,709
                                                                                       -------------    -------------
                 Net cash provided by (used for) operating activities                     72,331,446       68,389,309
                                                                                       -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                                                         (28,593,312)     (24,127,055)
   Proceeds from sale of plant and equipment                                                  11,002          353,000
   (Increase) decrease in investments                                                     16,063,590        7,372,068
   (Increase) decrease in other assets                                                       378,389         (333,302)
                                                                                       -------------    -------------
                 Net cash provided by (used for) investing activities                    (12,140,331)     (16,735,289)
                                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions                                   8,004,747       24,674,250
   Cash dividends paid                                                                   (30,193,617)     (27,092,920)
   Repurchases of common stock                                                           (53,663,265)      (7,328,015)
   Excess tax benefits from stock-based compensation                                          62,647          102,290
                                                                                       -------------    -------------
                 Net cash provided by (used for) financing activities                    (75,789,488)      (9,644,395)
                                                                                       -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (15,598,373)      42,009,625

CASH AND CASH EQUIVALENTS,
   beginning of period                                                                   317,717,093      245,499,783
                                                                                       -------------    -------------

CASH AND CASH EQUIVALENTS,
   end of period                                                                       $ 302,118,720    $ 287,509,408
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2008, and the results of operations and cash flows for the interim periods presented.

(3)   Adoption of New Accounting Standards

      In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measure on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.

      The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company's investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of June 30, 2008:

                                                    Fair Value Measurements at Reporting Date Using
                                                --------------------------------------------------------
                                                Quoted Prices in
                                                 Active Markets          Significant        Significant
                                                 for Identical        Other Observable      Unobservable
                                                      Assets              Inputs               Inputs
                                                ----------------      ----------------      ------------
                             Total as of
      Description           June 30, 2008          (Level 1)             (Level 2)            (Level 3)
----------------------      --------------      ----------------      ----------------      ------------
Cash & Cash Equivalents     $  302,118,720      $    302,118,720      $             --      $         --

Short-Term Investments          74,800,675            16,800,675            58,000,000                --

Long-Term Investments          127,179,352           127,179,352                    --                --
                            --------------      ----------------      ----------------      ------------

Net                         $  504,098,747      $    446,098,747      $     58,000,000      $         --

      The Company's short-term investments primarily consist of Government Securities (Level 1) and Certificate of Deposits (Level 2). Long-term investments primarily consist of marketable equity securities.

(4) Inventories consisted of the following at the respective balance sheet dates:

                        June 30, 2008     December 31, 2007
                       --------------     -----------------
Raw materials          $   32,526,563     $      31,098,379
Work-in-process             5,485,328             4,555,058
Finished goods             13,214,544            12,396,123
                       --------------     -----------------
                       $   51,226,435     $      48,049,560
                       ==============     =================

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                             Quarter Ended June 30,             Six Months Ended June 30,
                                       ---------------------------------    ---------------------------------
                                            2008               2007              2008               2007
                                       --------------     --------------    -------------      --------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income          $   26,858,361     $   30,956,107    $   57,306,496     $  60,453,816

Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                         142,239,378        142,543,923       142,762,929       142,356,126
   Potentially dilutive shares
      resulting from stock plans              336,248            933,732           142,022           690,882
                                       --------------     --------------    --------------     -------------

   Denominator for diluted EPS            142,575,626        143,477,655       142,904,951       143,047,008
                                       ==============     ==============    ==============     =============

Shares related to stock plans not
  included in diluted average common
  shares outstanding because their
  effect would be antidilutive              5,073,997          2,606,718         6,127,065         4,038,524

(6)   Stock-Based Compensation Plans

      At June 30, 2008, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and, accordingly, recognized no compensation expense for stock option grants in net income. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2007, for additional information related to these stock-based compensation plans.

      Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in the second quarter of 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

      The Company recognized compensation expense for share-based payments of $2,044,049 and $4,064,541 for the second quarter and six months ended June 30, 2008, respectively. Compensation cost capitalized as part of inventory as of June 30, 2008, was $99,846.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(6)   Stock-Based Compensation Plans (continued)

      Employee Stock Option Plan

      The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                              ---------------------     --------------------
                                               2008          2007        2008          2007
                                              -------      -------      -------      -------
Dividend yield                                   2.08%        1.99%        2.06%        1.99%
Expected volatility                             30.70%       29.50%       30.56%       29.20%
Risk-free interest rate                          3.34%        4.92%        2.93%        4.71%
Expected term of options (in years)              4.31         4.33         4.31         4.34
Weighted-average grant-date fair value        $  3.57      $  5.26      $  3.78      $  4.72

      The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

      As of June 30, 2008, there was $11,090,395 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.1 years.

      Non-employee Director Stock Option Plan

      As of June 30, 2008, there was $225,304 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2008 calendar year. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

      Employee Stock Purchase Plan

      In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

      Restricted Stock Plan

      In May of 2008, an amendment to the Company's Second Restricted Stock Plan was approved by the Shareholders. The plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares (in the aggregate) and to change the Plan's termination date from March 2, 2011, to February 21, 2018. The Company has granted 770,058 shares of restricted stock prior to the plan amendment (net of cancellations). The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of June 30, 2008, the Company had unearned stock-based compensation of $5,085,262 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2008, were $468,895 and $969,821, respectively.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                            June 30, 2008      June 30, 2007
                            -------------      -------------
Quarter Ended               $  25,726,282      $  35,366,211
Six Months Ended            $  45,531,195      $  63,870,501

(8) The decrease in common stock during the six months ended June 30, 2008, was primarily due to the repurchase of 3,404,312 shares pursuant to the Company's previously announced share repurchase plan for approximately $53,663,000, partially offset by the issuance of 591,764 shares of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.105 per share cash dividend in the first and second quarters. The second quarter dividend of approximately $14,904,000, was declared on June 3, 2008, and was paid on July 18, 2008.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-auto dimming rearview automotive mirrors with electronic features:

                                Quarter Ended June 30,                Six Months Ended June 30,
                            ---------------------------------     ---------------------------------
                                2008                  2007               2008            2007
                            --------------     --------------     --------------     --------------
Revenue:
  Automotive Products       $  164,808,314     $  157,183,786     $  336,867,204     $  308,299,621
  Other                          5,683,238          6,296,026         11,594,627         12,386,173
                            --------------     --------------     --------------     --------------
  Total                     $  170,491,552     $  163,479,812     $  348,461,831     $  320,685,794
                            ==============     ==============     ==============     ==============

Income from Operations:
  Automotive Products       $   35,919,412     $   35,215,160     $   75,936,709     $   67,994,280
  Other                           (129,694)         1,302,587           (159,823)         2,459,996
                            --------------     --------------     --------------     --------------
  Total                     $   35,789,718     $   36,517,747     $   75,776,886     $   70,454,276
                            ==============     ==============     ==============     ==============

      The "Other" segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows sales were immaterial during the second quarter and six months ended June 30, 2008, which resulted in reduced income from operations for the "Other" category.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS:

         SECOND QUARTER 2008 VERSUS SECOND QUARTER 2007

         Net Sales. Net sales for the second quarter of 2008 increased by approximately $7,012,000, or 4%, when compared with the second quarter last year. Net sales of the Company's automotive mirrors increased by approximately $7,625,000, or 5%, in the second quarter of 2008, when compared with the second quarter last year, primarily due to increased penetration of interior and exterior auto-dimming mirror unit shipments with overseas customers. Auto-dimming mirror unit shipments increased 1% from approximately 3,874,000 in the second quarter 2007 to 3,913,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 13% compared with the second quarter of the prior year, primarily due to lower light vehicle production levels at the traditional Big Three automakers and the continuation of UAW strikes. The UAW strikes during the second quarter negatively impacted automotive revenues by approximately $5.8 million. Unit shipments to Asian and European transplant automakers partially offset the impact of the lower production levels at the traditional Big Three and the UAW strikes. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 12% compared with the second quarter in 2007, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 10% for the current quarter versus the same quarter of last year, primarily due to a weak commercial construction market.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.7% in the second quarter of 2007 to 65.3% in the second quarter of 2008. This percentage increase primarily reflected the impact of automotive customer price reductions and the inability to leverage the Company's fixed overhead costs, partially offset by purchasing cost reductions and foreign exchange rates. Each positive and negative factor is estimated to have impacted cost of goods sold by 1-2 percentage points.

         Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 8% and approximately $952,000 when compared with the same quarter last year. Excluding litigation expenses of $1,427,000 in the second quarter of 2007 (see discussion under "Trends & Developments"), E, R & D expenses increased 22% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features, such as SmartBeam(R) and Rear Camera Display. Selling, general and administrative expenses increased 13% and approximately $1,159,000, for the current quarter, when compared with the second quarter of 2007, primarily due to the continued expansion of the Company's overseas offices and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the increase.

         Total Other Income. Total other income for the current quarter decreased by approximately $4,217,000, or 50%, when compared with the second quarter of 2007, primarily due to lower realized gains on the sale of equity investments (which accounted for approximately two-thirds of the decrease) and lower interest income due to lower interest rates.

         Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.

         Net Income. Net income for the second quarter of 2008 decreased by approximately $4,098,000, or 13%, when compared with the same quarter last year, primarily due to the decrease in total other income.

         SIX MONTHS ENDED JUNE 30, 2008, VERSUS SIX MONTHS ENDED JUNE 30, 2007

         Net Sales. Net sales for the six months ended June 30, 2008 increased by approximately $27,776,000, or 9%, when compared with the same period last year. Net sales of the Company's automotive mirrors increased by approximately $28,568,000, or 9% period over period, as auto-dimming mirror unit shipments increased by 6% from approximately 7,653,000 in the first six months of 2007 to 8,080,000 units in the first six months of 2008. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on 2008 model year vehicles with overseas customers. Unit shipments to customers in North America decreased by 6% during the first six months of 2008 versus the same period in 2007, primarily due to lower light vehicle production levels at the traditional Big Three automakers and the UAW strikes. The UAW strikes negatively impacted automotive revenues by approximately $8.3 million during the first six months of 2008 versus the same period in 2007. Mirror unit shipments to automotive customers outside North America increased by 14% period over period, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 7% period over period, primarily due to a weak commercial construction market.

         Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at approximately 65% in the six months ended June 30, 2008, when compared to the same period last year, primarily reflecting the impact of purchasing cost reductions and foreign exchange rates, offset by annual automotive customer price reductions and the inability to leverage the Company's fixed overhead costs. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

         Operating Expenses. For the six months ended June 30, 2008, engineering, research and development expenses increased approximately $1,413,000, but remained at 8% of net sales, when compared to the same period last year. Excluding litigation expenses of $104,000 and the litigation judgment accrual reversal of approximately $335,000 for the six months ended June 30, 2008, compared with litigation expenses of approximately $2,851,000 for the same period last year (see discussion under "Trends and Developments"), E, R & D expenses increased by 21% when compared with the same period last year, primarily due to additional staffing, engineering and testing for new product development, including mirrors with additional features. Selling, general and administrative expenses increased 16% and approximately $2,716,000 for the six months ended June 30, 2008, and increased from 5% to 6% of net sales, when compared to the same period last year, primarily reflecting the continued expansion of the Company's overseas offices and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the increase.

         Total Other Income. Total other income for the six months ended June 30, 2008, decreased approximately $8,276,000 when compared to the same period last year, primarily due to lower realized gains on the sale of equity investments (which accounted for approximately two-thirds of the decrease) and lower interest income due to lower interest rates.

         Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2008, primarily due to the domestic manufacturing deduction and stock option expense benefits.

         Net Income. Net income decreased by approximately $3,147,000, or 5% for the six months ended June 30, 2008, when compared with the same period last year, primarily due to the decrease in total other income, partially offset by increased sales and operating profit.

         FINANCIAL CONDITION:

         Cash flow from operating activities for the six months ended June 30, 2008, increased approximately $3,942,000 to $72,331,000, compared to $68,389,000, for the same period last year, primarily due to slower growth in accounts receivable and changes in non-cash items, partially offset by an increase in inventory. Capital expenditures for the six months ended June 30, 2008, were $28,593,000, compared to $24,127,000 for the same period last year. The increase was primarily due to the purchase of additional production equipment.

         Accounts receivable as of June 30, 2008, increased approximately $7,164,000 compared to December 31, 2007. The increase was primarily due to the higher sales level, as well as monthly sales within each quarter.

         Long-term investments as of June 30, 2008, decreased approximately $28,205,000 compared to December 31, 2007. The decrease was primarily due to a decrease in unrealized gains in equity investments.

         Management considers the Company's working capital and long-term investments totaling approximately $575,521,000 as of June 30, 2008, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

         The following is a summary of quarterly share repurchase activity under the plan to date:

                              Total Number of
                              Shares Purchased        Cost of
      Quarter Ended            (Post-Split)       Shares Purchased
-------------------------   -------------------   ----------------
          March 31, 2003             830,000       $    10,246,810
      September 30, 2005           1,496,059            25,214,573
          March 31, 2006           2,803,548            47,145,310
           June 30, 2006           7,201,081           104,604,414
      September 30, 2006           3,968,171            55,614,102
       December 31, 2006           1,232,884            19,487,427
          March 31, 2007             447,710             7,328,015
          March 31, 2008           2,200,752            34,619,490
           June 30, 2008           1,203,560            19,043,775
                            ----------------      ----------------
                   Total          21,383,765       $   323,303,916

         6,616,235 shares remain authorized to be repurchased under the plan.

         CRITICAL ACCOUNTING POLICIES:

         The preparation of the Company's consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the Unites States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions.

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

         TRENDS AND DEVELOPMENTS:

         The Company previously announced certain development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a proprietary liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. In addition, the Company previously announced a number of OEM and dealer or port-installed programs for its RCD Mirror. The Company recently announced that its RCD Mirror will be available as optional equipment on the 2009 General Motors GMT900 and Lambda platforms.

         On February 14, 2008, the President signed into law the "Kids Transportation Safety Act of 2007". The Bill ordered the Secretary of Transportation at the National Highway Traffic Safety Administration (NHTSA) to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. The Bill states that the requirements may be met by the use of additional mirrors, sensors, cameras or other technology to increase the driver's field of view. The Company's RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.

         The Company previously announced it is shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp control feature, to General Motors, Chrysler and BMW for a number of vehicle programs. The Company recently announced that SmartBeam will be offered this spring on the Audi A4, A5 and Q7 in Europe as an option in conjunction with bi-xenon headlamps.

         During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variable dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variable dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing has now announced three delays in expected aircraft deliveries to customers, but we currently anticipate that suppliers will still be required to ship some product in calendar year 2008. However, we do not at this time expect revenues from this program to be significant in calendar year 2008.

         The Company currently expects that top line revenue growth for the third quarter and the balance of 2008 will be approximately 10% higher, compared with the same periods in 2007. These estimates are based on current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models. Uncertainties, including light vehicle production levels and sales rates at the traditional Big Three automakers in North America and the impact of potential automotive customer (including their Tier 1 suppliers) work stoppages, strikes, etc. that could disrupt our shipments to these customers, making forecasting difficult. While the third quarter is always a difficult quarter to forecast due to customer plant summer shutdowns and model year product changeover, this year has far more uncertainties associated with it due to the global economic conditions and the uncertain light vehicle production environment. The Company also estimates that engineering, research and development expenses, excluding Muth litigation costs, are currently expected to increase approximately 15-20% in calendar year 2008 compared with calendar year 2007. Selling, general and administrative expenses are currently expected to increase approximately 15-20% in calendar year 2008 compared with calendar year 2007.

         The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current mid-July forecasts for light vehicle production for calendar year 2008 are approximately 13.4 million units for North America, 22.0 million for Europe and 15.0 million for Japan and Korea.

         The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended June 30, 2008, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2007.

         The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company could be significantly affected by weak economic conditions in worldwide markets that could reduce demand for its products.

         The Company continues to experience significant pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which continue to be a challenge in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company's sales growth, margins, profitability and, as a result, our share price. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. On top of the foregoing, the Company is planning for a new computer system which has the potential for implementation issues during 2009.

         The automotive industry is cyclical and highly impacted by levels of economic activity, which in the current environment is causing increased financial and production stresses evidenced by continuing pricing pressures, lower domestic production levels (especially in the pickup truck and SUV segment in North America due to high fuel prices) , supplier and potential OEM bankruptcies, and commodity material cost increases. If the Company's automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc. due to their union contracts or other negotiations, it could disrupt the Company's shipments to these customers, which could adversely affect the Company's sales, margins, profitability and, as a result, our share price.

         Automakers have also been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.

         In light of the financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering the sale of certain business segments and/or may be considering bankruptcy. Should one or more of the Company's larger customers (including their tier 1 suppliers) sell their business or declare bankruptcy, it could adversely affect our sales, margins, profitability and, as a result, the Company's share price.

         The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

         The Company was involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors that was the subject of the litigation represents approximately one percent of our revenues, and the litigation did not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred in July 2007 and the Court issued its written ruling in December 2007. The Court found that Muth's U.S. patent No. 6,005,724 was invalid and unenforceable, and that Gentex's Razor Turn Signal Mirror did not infringe that patent. The Court also denied all but one of Muth's other motions with prejudice, including its motion for an injunction, and its claims for tortious interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,000, which was accrued as of December 31, 2007. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue ("Agreement") with Muth whereby the parties agreed to settle the Court's judgment against the Company for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company's core business, to release each other from all claims that occurred in the past, and not appeal the Court's rulings. The Agreement was approved by the Bankrupcty Court on February 29, 2008. The adjustment to the original judgment for damages is reflected in our first quarter financial results as a reduction to engineering, research and development expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES.

         The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2008, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of June

         30, 2008, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         SAFE HARBOR STATEMENT:

         Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like "anticipates," "believes," "confident," "estimates," "expects," "forecast," "likely," "plans," "projects," and "should," and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, the pace of automotive production worldwide, the maintenance of the Company's market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength of the Company's customers, supply chain disruptions, potential sale of OEM business segments or suppliers, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam, Z-Nav(R) and Rear Camera Display Mirror), and other risks identified in the Company's filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

    ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (c)   Issuer Purchases of Equity Securities

            The following is a summary of share repurchase activity during the second quarter ended June 30, 2008:

                                              Total Number of         Maximum Number
             Total Number   Average Price   Shares Purchased As   of Shares That May Yet
              Of Shares       Paid Per      Part of a Publicly       Be Purchased Under
  Period      Purchased         Share         Announced Plan              the Plan
----------   ------------   -------------   -------------------   -----------------------
April 2008             --    $         --                    --         7,819,795

May 2008               --    $         --                    --         7,819,795

June 2008       1,203,560    $      15.82             1,203,560         6,616,235
             ------------                   -------------------

  Total         1,203,560                             1,203,560

            On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Cumulatively, the Company has repurchased 21,383,765 shares at a cost of $323,303,916 under the plan to date (see below). 6,616,235 shares remain authorized to be repurchased under the plan.

                       Total Number of
                       Shares Purchased        Cost of
   Quarter Ended         (Post-Split)     Shares Purchased
-------------------   -----------------   ----------------
     March 31, 2003             830,000   $     10,246,810
 September 30, 2005           1,496,059         25,214,573
     March 31, 2006           2,803,548         47,145,310
      June 30, 2006           7,201,081        104,604,414
 September 30, 2006           3,968,171         55,614,102
  December 31, 2006           1,232,884         19,487,427
     March 31, 2007             447,710          7,328,015
     March 31, 2008           2,200,752         34,619,490
      June 30, 2008           1,203,560         19,043,775
                      -----------------   ----------------
              Total          21,383,765   $    323,303,916

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The annual meeting of the shareholders of the Company was held on May 15, 2008.

      (b) Nominees Arlyn Lanting, Kenneth La Grand and Rande Somma were elected to serve three-year terms on the Company's Board of Directors by the following votes.

           Arlyn Lanting   Kenneth La Grand   Rande Somma
           -------------   ----------------   -----------
For         133,926,861         134,021,710   134,567,187
Against              --                  --            --
Withheld      1,910,139           1,815,290     1,269,813

            The terms of office for incumbent Directors Fred Bauer, Gary Goode, Fred Sotok, John Mulder, James Wallace and Wallace Tsuha continued after the meeting.

      (c) A proposal to approve the First Amendment to the Gentex Corporation Second Restricted Stock Plan:

For                        87,836,384
Against                    30,521,279
Abstain/Broker Non-votes   17,479,337

            A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the fiscal year ended December 31, 2008, was approved by the following vote:

For                        134,592,039
Against                      1,152,599
Abstain/Broker Non-votes        92,362

            See Part II, Item 4(b), with respect to the election of the Directors.

      (d)   N/A

ITEM 6. EXHIBITS

      See Exhibit Index on Page 18.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION

   Date: August 4, 2008                 /s/ Fred T. Bauer
                                        -----------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief Executive Officer

   Date: August 4, 2008                 /s/ Steven A. Dykman
                                        -----------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance,
                                        Principal Financial and
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

*10(b)(5)     First Amendment to the Gentex Corporation Second Restricted Stock Plan.                                   20

*10(b)(6)     Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                                    DESCRIPTION                                                              PAGE
----------                                     -----------                                                              ----
*10(b)(7)     Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as
              Exhibit 10(b)(4) to Registrant's Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)     Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director
              Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant's Report on Form 10-Q dated November 2,
              2004, and the same is hereby incorporated herein by reference.

10(c)         The form of Indemnity Agreement between Registrant and each of the Registrant's directors and  certain officers was filed as Exhibit 10 (e) to Registrant's Report on Form 10-Q dated October
              31, 2002, and the same is incorporated herein by reference.

31.1          Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                              21

31.2          Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).                                                              22

32            Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                                23

*     Indicates a compensatory plan or arrangement.