Form 10-Q
period 2008-09-30
GENTEX CORP
filed 2008-11-04
CIK 355811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008, OR

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

                                 Yes [X]   No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                                 Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Shares Outstanding
            Class               at October 22, 2008
-----------------------------   -------------------
Common Stock, $0.06 Par Value       139,687,394

                        Exhibit Index located at page 17

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                       GENTEX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2008   December 31, 2007
                                               (Unaudited)          (Audited)
                                           ------------------   -----------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                  $283,333,742        $317,717,093
   Short-term investments                       54,913,589          80,271,688
   Accounts receivable, net                     70,944,456          64,181,511
   Inventories                                  55,898,453          48,049,560
   Prepaid expenses and other                   19,374,640          18,274,096
                                              ------------        -------------
      Total current assets                     484,464,880         528,493,948

PLANT AND EQUIPMENT - NET                      216,243,386         205,609,671

OTHER ASSETS

   Long-term investments                       106,621,165         155,384,009
   Patents and other assets, net                 9,048,241           8,535,052
                                              ------------        -------------
      Total other assets                       115,669,406         163,919,061
                                              ------------        -------------
Total assets                                  $816,377,672        $898,022,680
                                              ============        ============


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Accounts payable                           $ 30,517,854        $ 30,531,649
   Accrued liabilities                          31,426,326          37,831,056
                                              ------------        -------------
      Total current liabilities                 61,944,180          68,362,705

DEFERRED INCOME TAXES                           15,690,716          22,847,779

SHAREHOLDERS' INVESTMENT
   Common stock                                  8,381,243           8,685,257
   Additional paid-in capital                  254,837,504         245,502,960
   Retained earnings                           474,561,978         530,290,281
   Other shareholders' investment                  962,051          22,333,698
                                              ------------        -------------
      Total shareholders' investment           738,742,776         806,812,196
                                              ------------        -------------
Total liabilities and
   shareholders' investment                   $816,377,672        $898,022,680
                                              ============        ============

     See accompanying notes to condensed consolidated financial statements.

                       GENTEX CORPORATION AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended            Nine Months Ended
                                                   September 30                   September 30
                                           ---------------------------   ---------------------------
                                               2008           2007           2008           2007
                                           ------------   ------------   ------------   ------------
NET SALES                                  $153,056,570   $162,524,803   $501,518,401   $483,210,597
COST OF GOODS SOLD                          106,359,938    105,522,931    333,094,524    313,933,117
                                           ------------   ------------   ------------   ------------
      Gross profit                           46,696,632     57,001,872    168,423,877    169,277,480

OPERATING EXPENSES:
   Engineering, research and development     13,101,431     13,251,945     39,236,174     37,974,076
   Selling, general & administrative         10,324,190      9,112,808     30,139,806     26,212,009
                                           ------------   ------------   ------------   ------------
      Total operating expenses               23,425,621     22,364,753     69,375,980     64,186,085
                                           ------------   ------------   ------------   ------------
      Income from operations                 23,271,011     34,637,119     99,047,897    105,091,395

OTHER INCOME (EXPENSE)

   Interest and dividend income               2,949,412      5,139,536     10,249,623     14,458,180
   Other, net                                (3,515,596)     4,076,418     (1,110,016)    12,739,080
                                           ------------   ------------   ------------   ------------
      Total other income (expense)             (566,184)     9,215,954      9,139,607     27,197,260
                                           ------------   ------------   ------------   ------------
      Income before provision for income
         taxes                               22,704,827     43,853,073    108,187,504    132,288,655

PROVISION FOR INCOME TAXES                    7,558,271     14,026,590     35,734,452     42,008,356
                                           ------------   ------------   ------------   ------------
NET INCOME                                 $ 15,146,556   $ 29,826,483   $ 72,453,052   $ 90,280,299
                                           ============   ============   ============   ============
EARNINGS PER SHARE:
      Basic                                $       0.11   $       0.21   $       0.51   $       0.63
      Diluted                              $       0.11   $       0.21   $       0.51   $       0.63

Cash Dividends Declared per Share          $      0.110   $      0.105   $      0.320   $      0.295

     See accompanying notes to condensed consolidated financial statements.

                      GENTEX CORPORATION AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                  2008            2007
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  72,453,052   $  90,280,299
      Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                             27,192,983      24,213,482
         (Gain) loss on disposal of assets                         674,471         302,960
         (Gain) loss on sale of investments                        899,317     (10,681,432)
      Deferred income taxes                                      2,771,058      (2,230,860)
      Stock-based compensation expense related to employee
         stock options, employee stock purchases and
         restricted stock                                        7,653,209       6,785,909
      Excess tax benefits from stock-based compensation            (62,647)       (269,057)
      Change in operating assets and liabilities:
         Accounts receivable, net                               (6,762,945)    (17,328,627)
         Inventories                                            (7,848,893)      1,401,927
         Prepaid expenses and other                                503,283      (2,765,530)
         Accounts payable                                          (13,795)     10,664,996
         Accrued liabilities, excluding dividends declared      (6,452,290)        823,952
                                                             -------------   -------------
            Net cash provided by (used for)
               operating activities                             91,006,803     101,198,019
                                                             -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant and equipment additions                               (38,206,068)    (38,936,917)
   Proceeds from sale of plant and equipment                        11,002         529,737
   (Increase) decrease in investments                           40,273,213      14,123,731
   (Increase) decrease in other assets                            (774,474)       (772,484)
                                                             -------------   -------------
            Net cash provided by (used for)
               investing activities                              1,303,673     (25,055,933)
                                                             -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock from stock plan transactions        11,693,703      36,279,027
   Cash dividends paid                                         (45,097,502)    (40,748,764)
   Repurchases of common stock                                 (93,352,675)     (7,328,015)
   Excess tax benefits from stock-based compensation                62,647         269,057
                                                             -------------   -------------
            Net cash provided by (used for)
               financing activities                           (126,693,827)    (11,528,695)
                                                             -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (34,383,351)     64,613,391

CASH AND CASH EQUIVALENTS, beginning of period                 317,717,093     245,499,783
                                                             -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                     $ 283,333,742   $ 310,113,174
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

(2) In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2008, and the results of operations and cash flows for the interim periods presented.

(3)  Adoption of New Accounting Standards

     In June 2008, the Financial Accounting Standards Board (FASB) issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 becomes effective on January 1, 2009. The Company has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on its consolidated financial position or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measure on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.

     The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company's investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of September 30, 2008:

                                                 Fair Value Measurements at Reporting Date Using
                                               --------------------------------------------------
                                               Quoted Prices in
                                                Active Markets      Significant       Significant
                                                 for Identical    Other Observable   Unobservable
                                                     Assets            Inputs           Inputs
                                               ----------------   ----------------   ------------
                              Total as of
      Description         September 30, 2008       (Level 1)          (Level 2)        (Level 3)
-----------------------   ------------------   ----------------   ----------------   ------------
Cash & Cash Equivalents      $283,333,742        $283,333,742       $        --          $ --
Short-Term Investments         54,913,589          19,913,589        35,000,000            --
Long-Term Investments         106,621,165         106,621,165                --            --
                             ------------        ------------       -----------          ----
Net                          $444,868,496        $409,868,496       $35,000,000          $ --

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

     The Company's short-term investments primarily consist of Government Securities (Level 1) and Certificate of Deposits (Level 2). Long-term investments primarily consist of marketable equity securities.

(4) Inventories consisted of the following at the respective balance sheet dates:

                  September 30, 2008   December 31, 2007
                  ------------------   -----------------
Raw materials         $38,024,137         $31,098,379
Work-in-process         5,408,450           4,555,058
Finished goods         12,465,866          12,396,123
                      -----------         -----------
                      $55,898,453         $48,049,560
                      ===========         ===========

(5) The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

                                           Quarter Ended                Nine Months Ended
                                           September 30,                  September 30,
                                    ---------------------------   ----------------------------
                                        2008           2007           2008           2007
                                    ------------   ------------   ------------   -------------
Numerators:
   Numerator for both basic and
      diluted EPS, net income       $ 15,146,556   $ 29,826,483   $ 72,453,052   $ 90,280,299
Denominators:
   Denominator for basic EPS,
      weighted-average shares
      outstanding                    140,233,348    143,496,082    141,913,581    142,740,287
   Potentially dilutive shares
      resulting from stock plans         210,304      1,346,546        301,412        958,975
                                    ------------   ------------   ------------   ------------
   Denominator for diluted EPS       140,443,652    144,842,628    142,214,993    143,699,262
                                    ============   ============   ============   ============
Shares related to stock plans not
   included in diluted average
   common shares outstanding
   because their effect would be
   antidilutive                        7,708,950      1,209,289      6,030,965      2,224,594

(6)  Stock-Based Compensation Plans

     At September 30, 2008, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to
     Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2007, for additional information related to these stock-based compensation plans.

     The Company recognized compensation expense for share-based payments of $2,135,781 and $6,200,322 for the third quarter and nine months ended September 30, 2008, respectively. Compensation cost capitalized as part of inventory as of September 30, 2008, was $96,721.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(6)  Stock-Based Compensation Plans (continued)

     Employee Stock Option Plan

     The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                            2008     2007       2008     2007
                                           ------   ------     ------   ------
Dividend yield                               2.15%    2.00%      2.09%    1.99%
Expected volatility                         31.57%   29.80%     30.89%   29.40%
Risk-free interest rate                      2.98%    4.26%      2.94%    4.57%
Expected term of options (in years)          4.31     4.31       4.31     4.32
Weighted-average grant-date fair value     $ 3.77   $ 5.39     $ 3.77   $ 4.97

     The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock's market price on date of grant. The options vest after one to five years, and expire after five to seven years.

     As of September 30, 2008, there was $11,341,058 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.1 years.

     Non-employee Director Stock Option Plan

     As of September 30, 2008, there was $75,101 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2008 calendar year. Under the plan, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

     Employee Stock Purchase Plan

     In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

     Restricted Stock Plan

     In May of 2008, an amendment to the Company's Second Restricted Stock Plan was approved by the Shareholders. The plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares (in the aggregate) and to change the Plan's termination date from March 2, 2011, to February 21, 2018. The Company had granted 770,058 shares of restricted stock prior to the plan amendment (net of cancellations). The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of September 30, 2008, the Company had unearned stock-based compensation of $4,815,266 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2008, were $483,066 and $1,452,887, respectively.

                       GENTEX CORPORATION AND SUBSIDIARIES

                                   (UNAUDITED)

(7) Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

                    September 30, 2008   September 30, 2007
                    ------------------   ------------------
Quarter Ended           $ 5,550,210          $31,155,687
Nine Months Ended       $51,081,405          $95,026,188

(8) The decrease in common stock during the nine months ended September 30, 2008, was primarily due to the repurchase of 5,923,465 shares pursuant to the Company's previously announced share repurchase plan for approximately $93,353,000, partially offset by the issuance of 1,447,281 shares of the Company's common stock under its stock-based compensation plans. The Company has also recorded a $0.105 per share cash dividend in the first and second quarters and a $0.11 per share cash dividend in the third quarter. The third quarter dividend of approximately $15,366,000, was declared on August 19, 2008, and was paid on October 17, 2008.

(9) The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-auto dimming rearview automotive mirrors with electronic features:

                                 Quarter Ended                Nine Months Ended
                                 September 30,                  September 30,
                          ---------------------------   ----------------------------
                              2008           2007           2008            2007
                          ------------   ------------   ------------   -------------
Revenue:
   Automotive Products    $147,290,164   $156,528,289   $484,157,368   $ 464,827,910
   Other                     5,766,406      5,996,514     17,361,033      18,382,687
                          ------------   ------------   ------------   -------------
   Total                  $153,056,570   $162,524,803   $501,518,401   $ 483,210,597
                          ============   ============   ============   =============
Income from Operations:
   Automotive Products    $ 23,292,326   $ 33,544,456   $ 99,229,035   $ 101,538,736
   Other                       (21,315)     1,092,663       (181,138)      3,552,659
                          ------------   ------------   ------------   -------------
   Total                  $ 23,271,011   $ 34,637,119   $ 99,047,897   $105,091,395
                          ============   ============   ============   =============

The "Other" segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows sales were immaterial during the third quarter and nine months ended September 30, 2008, which resulted in reduced income from operations for the "Other" category.

                       GENTEX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS:

     THIRD QUARTER 2008 VERSUS THIRD QUARTER 2007

     Net Sales. Net sales for the third quarter of 2008 decreased by approximately $9,468,000, or 6%, when compared with the third quarter last year. Net sales of the Company's automotive mirrors decreased by approximately $9,238,000, or 6%, in the third quarter of 2008, when compared with the third quarter last year, primarily due to lower light vehicle production levels in North America. Auto-dimming mirror unit shipments decreased 5% from approximately 3,706,000 in the third quarter 2007 to 3,528,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 27% compared with the third quarter of the prior year, primarily due to lower light vehicle production levels at the traditional Big Three automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 13% compared with the third quarter in 2007, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 7% for the current quarter versus the same quarter of last year, primarily due to a weak commercial construction market.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.9% in the third quarter of 2007 to 69.5% in the third quarter of 2008. This percentage increase primarily reflected the Company's inability to leverage fixed overhead costs due to weak light vehicle production levels at our customers, annual customer price reductions, and production inefficiencies due to last-minute customer order reductions, which were partially offset by purchasing cost reductions. Each negative and positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by 1-2 percentage points.

     Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter decreased 1% and approximately $151,000 when compared with the same quarter last year. Excluding litigation expenses of $1,579,000 in the third quarter of 2007 (see discussion under "Trends & Developments"), E, R & D expenses increased 12% when comparing the current quarter to the same quarter last year, primarily reflecting additional staffing, engineering and testing for new product development, including mirrors with additional features, such as SmartBeam(R) and Rear Camera Display. Selling, general and administrative expenses increased 13% and approximately $1,211,000, for the current quarter, when compared with the third quarter of 2007, primarily due to the continued expansion of the Company's overseas offices and foreign exchange rates. Foreign exchange rates accounted for approximately three percentage points of the increase.

     Total Other Income (expense). Total other income (expense) for the current quarter decreased by approximately $9,782,000, or 106%, when compared with the third quarter of 2007, primarily due to increased realized losses on the sale of equity investments (which accounted for approximately two-thirds of the decrease) and lower interest income due to lower interest rates.

     Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.

     Net Income. Net income for the third quarter of 2008 decreased by approximately $14,680,000, or 49%, when compared with the same quarter last year, primarily due to the reduced operating margin and the decrease in total other income (expense).

     NINE MONTHS ENDED SEPTEMBER 30, 2008, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2007

     Net Sales. Net sales for the nine months ended September 30, 2008 increased by approximately $18,308,000, or 4%, when compared with the same period last year. Net sales of the Company's automotive mirrors increased by approximately $19,329,000, or 4% period over period, as auto-dimming mirror unit shipments increased by 2% from approximately 11,358,000 in the first nine months of 2007 to 11,593,000 units in the first nine months of 2008. This increase primarily reflected the increased penetration of interior and exterior auto-dimming mirrors on

     2008 model year vehicles with overseas customers. Unit shipments to customers in North America decreased by13% during the first nine months of 2008 versus the same period in 2007, primarily due to lower light vehicle production levels at the traditional Big Three automakers and the UAW strikes. The UAW strikes negatively impacted automotive revenues by approximately $8.3 million during the first nine months of 2008 versus the same period in 2007. Mirror unit shipments to automotive customers outside North America increased by 14% year-over-year, primarily due to increased penetration at certain European and Asian automakers. Net sales of the Company's fire protection products decreased 7% year-over-year, primarily due to a weak commercial construction market.

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 65% in the nine months ended September 30, 2007, to 66.4% in the nine months ended September 30, 2008, primarily reflecting the impact of annual automotive customer price reductions and the inability to leverage the Company's fixed overhead costs, partially offset by purchasing cost reductions and foreign exchange rates. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2%.

     Operating Expenses. For the nine months ended September 30, 2008, engineering, research and development expenses increased approximately $1,262,000, but remained at 8% of net sales, when compared to the same period last year. Excluding litigation expenses of $104,000 and the litigation judgment accrual reversal of approximately $335,000 for the nine months ended September 30, 2008, and excluding litigation expenses of approximately $4,430,000 for the same period last year (see discussion under "Trends and Developments"), E, R & D expenses increased by 18% when comparing the first nine months of 2008 with the same period last year, primarily due to additional staffing, engineering and testing for new product development, including mirrors with additional features. Selling, general and administrative expenses increased 15% and approximately $3,928,000 for the nine months ended September 30, 2008, and increased from 5% to 6% of net sales period over period, primarily reflecting the continued expansion of the Company's overseas offices and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the increase in selling, general and administrative expenses.

     Total Other Income. Total other income for the nine months ended September 30, 2008, decreased approximately $18,058,000 when compared to the same period last year, primarily due to increased realized losses on the sale of equity investments (which accounted for approximately two-thirds of the decrease) and lower interest income due to lower interest rates.

     Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2008, primarily due to the domestic manufacturing deduction.

     Net Income. Net income decreased by approximately $17,827,000, or 20% for the nine months ended September 30, 2008, when compared with the same period last year, primarily due to the decrease in total other income and the reduced operating margin.

     FINANCIAL CONDITION:

     Cash flow from operating activities for the nine months ended September 30, 2008, decreased approximately $10,191,000 to $91,007,000, compared to $101,198,000, for the same period last year, primarily due a decrease in net income. Capital expenditures for the nine months ended September 30, 2008, were $38,206,000, compared to $38,937,000 for the same period last year.

     Cash and cash equivalents as of September 30, 2008, decreased approximately $34,383,000 compared to December 31, 2007. The decrease was primarily due to share repurchases and dividends paid, partially offset by cash flow from operations and short-term investment maturities.

     Inventories as of September 30, 2008, increased approximately $7,849,000 compared to December 31, 2007. The increase was primarily due to longer lead times on certain electronic components in conjunction with last-minute order release reductions at our customers (including their Tier 1 suppliers).

     Long-term investments as of September 30, 2008, decreased approximately $48,763,000 compared to December 31, 2007. The decrease was primarily due to a decrease in unrealized gains in equity investments given current market conditions. Management considers the Company's working capital and long-term investments totaling approximately $529,142,000 as of September 30, 2008, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

     The following is a summary of quarterly share repurchase activity under the plan to date:

                      Total Number of
                     Shares Purchased        Cost of
   Quarter Ended       (Post-Split)     Shares Purchased
   -------------     ----------------   ----------------
March 31, 2003             830,000        $ 10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
March 31, 2007             447,710           7,328,015
March 31, 2008           2,200,752          34,619,490
June 30, 2008            1,203,560          19,043,775
September 30, 2008       2,519,153          39,689,410
                        ----------        ------------
   Total                23,902,918        $362,993,326

     4,097,082 shares remain authorized to be repurchased under the plan.

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

     TRENDS AND DEVELOPMENTS:

     The Company previously announced certain development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a proprietary liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. In addition, the Company previously announced a number of OEM and dealer or port-installed programs for its RCD Mirror. The Company recently announced that its RCD Mirror will be available as factory-installed equipment on the 2009 Toyota Tacoma and FJ Cruiser. The Company also announced that its RCD Mirror is now available through Mito Corporation, a distributor of high-quality aftermarket electronic products and accessories.

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

     The Company previously announced it is shipping auto-dimming mirrors with SmartBeam, its proprietary intelligent high-beam headlamp assist feature, to General Motors, Chrysler, BMW and Audi for a number of vehicle programs. The Company recently announced that SmartBeam will be offered on the 2009 Chrysler Town & Country minivan and the all-new BMW X6 as a stand-alone option. The Company also announced that SmartBeam will be available throughout Europe on the 2009 Opel Insignia in combination with Opel/Vauxhall's Advanced Forward Lighting, Bi-Xenon headlamp system.

     During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variable dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variable dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing expects the first planes to go into service in late 2009. Due to the ongoing Boeing machinists strike, we now anticipate that we will begin to deliver our windows to the production line in 2009. The Company and PPG Aerospace recently announced that it will supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

     The Company has a long-term agreement with General Motors (GM) in the ordinary course of the Company's business. Under the agreement, the Company was sourced virtually all the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009. During the quarter ended September 30, 2008, the Company negotiated an extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company's business.

     The Company currently expects that top line revenue growth for the fourth quarter of 2008 will be approximately 15% lower, compared with the same period in 2007. These estimates are based on current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models. Uncertainties include light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) work stoppages, strikes, etc., which could disrupt our shipments to these customers, making forecasting difficult. Currently, it is an extremely difficult environment to forecast due to uncertainties associated with the global economy, financial markets and the uncertain light vehicle production environment. The Company also estimates that engineering, research and development expenses, excluding Muth litigation costs, are currently expected to increase approximately 10% in the fourth quarter of 2008 compared with the same period in 2007. Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the fourth quarter of 2008 compared with the same period in 2007. The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM's current mid-October forecasts for light vehicle production for calendar year 2008 are approximately 12.9 million units for North America, 21.5 million for Europe and 14.8 million for Japan and Korea.

     The Company is subject to increased market risk exposures of varying correlations and volatilities due to the turmoil in the financial markets, including foreign exchange rate risk, interest rate risk and equity price risk. During the quarter ended September 30, 2008, there were no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2007.

     The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company is significantly affected by weak economic conditions in worldwide markets that are reducing demand for its products.

     The Company continues to experience significant pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity or yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which continue to be a challenge in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company's sales growth, margins, profitability and, as a result, our share price. The Company also continues to experience some manufacturing yield issues and pressure for select raw material cost increases. In addition to the foregoing, the Company is planning for a new computer system which has the potential for implementation issues during 2009. The automotive industry is cyclical and highly impacted by levels of economic activity, which in the current environment is causing increased financial and production stresses evidenced by continuing pricing pressures, lower domestic production levels (especially in the pickup truck and SUV segment in North America due to high fuel prices), consumer preference shift to smaller vehicles where Gentex has a lower penetration rate and lower content per vehicle due to higher fuel prices, supplier and potential OEM bankruptcies, and commodity material cost increases. If the Company's automotive customers (including their Tier 1 suppliers) experience work stoppages, strikes, etc. due to their union contracts or other negotiations, it could disrupt the Company's shipments to these customers, which adversely affect the Company's sales, margins, profitability and, as a result, our share price.

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

     In light of the financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering the sale of certain business segments and/or may be considering bankruptcy. Should one or more of the Company's larger customers (including their tier 1 suppliers) sell their business or declare bankruptcy, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, the Company's share price.

     The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

     The Company was involved in litigation with K. W. Muth and Muth Mirror Systems LLC relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors that was the subject of the litigation represents approximately one percent of the Company's revenues, and the litigation did not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred in July 2007 and the Court issued its written ruling in December 2007. The Court found that Muth's U.S. patent No. 6,005,724 was invalid and unenforceable, and that Gentex's Razor Turn Signal Mirror did not infringe that patent. The Court also denied all but one of Muth's other motions with prejudice, including its motion for an injunction, and its claims for tortious interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,000, which was accrued by the Company as of December 31, 2007. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue ("Agreement") with Muth whereby the parties agreed to settle the Court's judgment against the Company for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company's core business, to release each other from all claims that occurred in the past, and not appeal the Court's rulings. The Agreement was approved by the Bankrupcty Court on February 29, 2008. The adjustment to the original judgment for damages is reflected in our first quarter financial results as a reduction to engineering, research and development expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information called for by this item is provided under the caption "Trends and Developments" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2008, of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures, as of September 30, 2008, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company's "internal control over financial reporting" [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (c)  Issuer Purchases of Equity Securities

          The following is a summary of share repurchase activity during the third quarter ended September 30, 2008:

                                                  Total Number of      Maximum Number of
                 Total Number   Average Price   Shares Purchased As   Shares That May Yet
                  Of Shares       Paid Per       Part of a Publicly    Be Purchased Under
    Period        Purchased        Share           Announced Plan        the Plan
    ------       ------------   -------------   -------------------   -------------------
July 2008           550,015        $15.44              550,015             6,066,220
August 2008       1,481,346        $15.71            1,481,346             4,584,874
September 2008      487,792        $16.26              487,792             4,097,082
                  ---------                          ---------
  Total           2,519,153                          2,519,153

          On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Cumulatively, the Company has repurchased 23,902,918 shares at a cost of $362,993,326 under the plan to date (see below). 4,097,082 shares remain authorized to be repurchased under the plan.


                      Total Number of
                     Shares Purchased       Cost of
  Quarter Ended        (Post-Split)     Shares Purchased
  -------------      ----------------   ----------------
March 31, 2003             830,000         $10,246,810
September 30, 2005       1,496,059          25,214,573
March 31, 2006           2,803,548          47,145,310
June 30, 2006            7,201,081         104,604,414
September 30, 2006       3,968,171          55,614,102
December 31, 2006        1,232,884          19,487,427
March 31, 2007             447,710           7,328,015
March 31, 2008           2,200,752          34,619,490
June 30, 2008            1,203,560          19,043,775
September 30, 2008       2,519,153          39,689,410
                        ----------        ------------
 Total                  23,902,918        $362,993,326

ITEM 6. EXHIBITS

     See Exhibit Index on Page 17.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENTEX CORPORATION


Date: November 4, 2008                  /s/ Fred T. Bauer
                                        ----------------------------------------
                                        Fred T. Bauer
                                        Chairman and Chief
                                        Executive Officer


Date: November 4, 2008                  /s/ Steven A. Dykman
                                        ----------------------------------------
                                        Steven A. Dykman
                                        Vice President - Finance,
                                        Principal Financial and
                                        Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION                              PAGE
-----------   ------------------------------------------------------------------   ----
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

*10(b)(5)     First Amendment to the Gentex Corporation Second Restricted Stock
              Plan was filed as Exhibit 10(b)(5) to Registrant's Report on Form
              10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)     Specimen form of Grant Agreement for the Gentex Corporation
              Restricted Stock Plan, was filed as Exhibit 10(b)(4) to
              Registrant's Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

EXHIBIT NO.                               DESCRIPTION                              PAGE
-----------   ------------------------------------------------------------------   ----
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

*    Indicates a compensatory plan or arrangement.