Form 10-K
period 2008-12-31
GENTEX CORP
filed 2009-02-24
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission File No.: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2030505 (I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan (Address of principal executive offices)	49464 (Zip Code)
(616) 772-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, par value $.06 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☑ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
As of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), 135,608,920 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $1,958,192,805 computed at the closing price on that date.
As of February 10, 2009, 137,631,052 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.
Exhibit Index located at Page 52

PART I
Item 1. Business.
(a) General Development of Business
Gentex Corporation (the “Company”) designs, develops, manufactures and markets proprietary products employing electro-optic technology: automatic-dimming rearview automotive mirrors and fire protection products. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-automatic-dimming rearview automotive mirrors with electronic features.
The Company was organized as a Michigan company in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products primarily for the commercial building industry. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic (auto-dimming) mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview mirror headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.
During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®. During 2008, the Company began shipping auto-dimming mirrors with SmartBeam® on seven additional models for Audi, Opel, Chrysler, Bavarian Motor Works, A.G. (BMW) and Toyota.
During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows the vehicle operator a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of OEM (Original Equipment Manufacturer) programs and dealer or port-installed programs for its RCD Mirror. During 2008, the Company announced that its RCD Mirror is available on 16 additional models for Hyundai/Kia, General Motors, Toyota and Ford. The Company also announced in 2008 that its RCD Mirror is now available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories.
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company shipped the first set of variably dimmable aircraft windows for test planes in mid 2007. Boeing, based on the latest available information, now expects the first delivery of the 787 Dreamliner series of aircraft to occur in early 2010. The Company anticipates that it will begin to deliver windows to the production line in 2009. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for passenger-cabin windows on the 2010 Beechcraft King Air 350i airplane.
During 2006, the Company has developed its own compass technology called Z-Nav®, which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror or it can be mounted on any fixed or pivotal location in the vehicle.
During 2007, the Company began shipping non automatic-dimming exterior mirrors with electronic features in low volume.
(b) Financial Information About Segments
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
Automotive Mirrors
Automatic-Dimming Rearview Mirrors
Interior Auto-Dimming Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The auto-dimming mirror offers all of the continuous reflectance levels between its approximate 87% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company’s proprietary electrochromic materials. When the appropriate light differential is detected by the sensors, an electric current causes the electrochromic material to darken, decreasing the mirror’s reflectance, thereby eliminating glare.
During 1991, the Company began shipping the first advanced-feature interior auto-dimming mirror, the auto-dimming headlamp control mirror, an automatic-dimming mirror that automatically turns car head- and taillamps “on” and “off” at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping an auto-dimming compass mirror, with an electronic compass that automatically compensates for changes in the earth’s magnetic field. During 1997, the Company began shipping a new interior auto-dimming mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In 2000, the Company began shipping to General Motors interior auto-dimming mirrors that serve as the driver interface for the OnStar® System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology. OnStar is a registered trademark of OnStar Corporation.
During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of small/mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel cross car line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento. The Company continues to expand its shipments of auto-dimming mirrors for small/mid-sized, medium-priced vehicles, including the new 2008 Honda Civic and Accord; and the popular Ford Focus and Fiesta in Europe. The Company also continued to expand its shipments of auto-dimming mirrors with features during 2008 for crossover vehicles including the Nissan Rogue, Kia Soul and the Toyota Venza.
During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of DaimlerChrysler’s “U-Connect®” telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford’s “Sync®” telematics system.
During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models in Europe and other select markets. During 2006, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 3 Series, Cadillac Escalade and the Chrysler 300C. During 2007, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 5 and 6 Series in North America and the BMW X5 model in Europe and other select markets. During 2008, the Company began shipping auto-dimming mirrors with SmartBeam® for the Audi A4, A5 and Q7 in Europe, the Opel Insignia in Europe, the Chrysler Town & Country minivan, the BMW X6 and the Toyota Venza crossover sedan. The Company is currently shipping auto-dimming mirrors with SmartBeam® for 20 models.

During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for the Ford Expedition, Ford F150, Lincoln Navigator, Lincoln Mark LT and the Kia Mohave in the Korean market. The Company also began shipping auto-dimming mirrors with RCD for the Mazda CX-9 as a dealer or port-installed program. In addition, the Company began shipping auto-dimming mirrors with RCD for the Toyota Camry as a dealer or port-installed option through Gulf States Toyota, one of two independent Toyota distributorships that covers dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. During 2008, the Company began shipping auto-dimming mirrors with RCD for the Hyundai Grandeur and the Kia Soul in the Korean market, Toyota Tacoma, FJ Cruiser and RAV4, Ford E-Series passenger van and the General Motors GMT 900 and Lambda platforms. The Company also announced that its RCD Mirror is available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories. The Company is currently shipping auto-dimming mirrors with RCD for 26 models.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) has one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then has three years to determine how automakers must meet the rules, which may include the use of additional mirrors, sensors, rear back-up cameras (which could be in a mirror, navigation system or other LCD display). Once NHTSA publishes the new rules, automakers will have 48 months to comply with those rules for vehicles in the United States. The Company’s RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.
The Company shipped approximately 9,426,000 interior auto-dimming mirrors in 2006, approximately 11,001,000 in 2007, and 10,505,000 in 2008.

During 2008, interior total mirror unit shipments decreased primarily due to decreased shipments to the traditional Big Three automakers, partially offset by increased shipments at certain European and Asian automakers. The Company’s interior auto-dimming mirrors are standard equipment or factory-installed options on certain trim levels of the following 2009 vehicle models:
Table 1. Interior Auto-Dimming Mirror Availability by Vehicle Line (North American Manufacturers)

GM/Cadillac	DTS	Chrysler/Dodge	Avenger
	STS		Caliber
	CTS		Caravan
	Escalade		Challenger
	SRX		Charger
GM/Buick	Enclave		Dakota
	LaCrosse		Durango
	Lucerne		Journey
GM/Hummer	H2		Magnum
	H3		Nitro
GM/Pontiac	G6		PT Cruiser
	Torrent		Ram Pickup
GM/Chevrolet	Avalanche	Chrysler/Jeep	Commander
	Colorado		Compass
	Equinox		Grand Cherokee
	HHR		Liberty
	Impala		Patriot
	Malibu	Daimler/Mercedes Benz	GL Class
	Silverado		M Class
	Suburban		R Class
	Tahoe	BMW	X5
	Trailblazer		X6
	Traverse	Honda	Accord
GM/GMC	Acadia		Pilot
	Canyon	Honda/Acura	MDX
	Envoy		RDX
	Sierra		TL
	Yukon	Hyundai	Santa Fe
GM/Saab	9-7x		Sonata
GM/Saturn	Aura	Mazda	6
	Outlook	Mitsubishi	Galant
	Vue		Raider
Ford	Crown Victoria	Nissan	Altima
	E Series		Armada
	Edge		Frontier
	Expedition		Maxima
	Flex		Pathfinder
	Taurus		Quest
	Taurus X		Titan
	Fusion	Nissan/Infiniti	QX56
	F Series	Toyota	Avalon
	Mustang		Camry
Ford/Lincoln	MKS		Camry Solara
	MKX		Corolla
	MKZ		Matrix
	Mark LT		Rav 4
	Navigator		Sequoia
	Town Car		Sienna
Ford/Mercury	Grand Marquis		Tacoma
	Milan		Tundra
	Sable		Venza
Chrysler	300	Toyota/Lexus	RX
	Aspen	Volkswagen	Beetle
	Sebring		Jetta
Town & Country

Table 1. Interior Auto-Dimming Mirror Availability by Vehicle Line — Continued (Manufacturers Outside of North America)

Bentley	Arnage	Hyundai (cont’d)	Santa Fe	Toyota	Aurion
	Azure		Starex		Auris
	Continental		Tuscani		Avensis
	GTC		Tucson		Blade
BMW	7 Series		Veracruz		Camry
	6 Series	Hyundai/Kia	Amanti		Corolla
	5 Series		Carnival		Crown Royal
	3 Series		Carens		FJ Cruiser
	1 Series		C’eed		Highlander
	X3		Cerato		Hilux Surf
Daewoo	Antara		Lotze		iQ
	Lacetti		Mohave		Ist
	Winstorm		Borrego		Land Cruiser
Daewoo/Ssangyong	Actyon		Opirus		Mark X
	Chairman		Optima		Prius
	Kyron		Sedona		RAV4
	Rexton		Sorento		Reiz
	Rodius		Soul		Verso
Chrysler	300		Spectra		Yaris
	Sebring		Sportage		4-Runner
Chrysler/Jeep	Commander	Jaguar	XF		Zi0
	Grand Cherokee		XK	Volkswagen	EOS
Fiat	Idea		XJ		Golf
	500	Land Rover	Defender		Jetta
	Palio		Discovery		Lavida
	Punto		Range Rover		Model X
	Stilo	Maserati	Quattroporte		Passat
Fiat/Alfa Romero	147		GT Coupe		Phaeton
Fiat/Lancia	Thesis	Mazda	CX-7		Polo
Ford	C-Max		CX-9		Sagitar
	Fiesta		RX-8		Scirocco
	Falcon	Daimler	C Class		Sharan
	Focus	/Mercedes Benz	CL Class		Tiguan
	Galaxy		CLC		Touareg
	Kuga		CLK		Touran
	Mondeo		CLS	Volkswagen/Audi	A3
	Territory		E Class		A4
	S-Max		G Wagen		A5
Ford/Volvo	C70		S Class		A6
	C30		SL Class		A8
	S40		SLK		Cabrio
	V50		Viano		Allroad
	XC60	Mitsubishi	380		Q5
GM/Buick	LaCrosse		Pajero		Q7
	Regal	Nissan	370Z		R8
GM/Cadillac	STS		GT-R		TT
GM/Opel	Astra		Murano	Volkswagen/SEAT	Altea
	Captiva		Navara		Cordoba
	Corsa		Pathfinder		Exeo
	Insignia		Rogue		Ibiza
	Meriva		Skyline		Leon
	Signum	Nissan/Infiniti	EX		Toledo
	Tigra		FX35/FX45	Volkswagen/Skoda	Octavia
	Vectra		G35/G37		Superb
	Zafira		M35/M45
Honda/Acura	TSX	PSA/Citroen	C6
Honda	Accord	PSA/Peugeot	207
	Civic		407
	Inspire	Porsche	Cayenne
Hongqi	Benteng	SAIC	Roewe 550
Hyundai	Avante		Roewe 750
	Azera	Toyota/Lexus	ES
	Elantra		GX
	Equus		LX
	Genesis		RX
Grandeur
I30
Sonata

Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company’s efforts culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products: thin glass flat and aspheric mirrors. During 2001 and 2002, the Company began making shipments of the world’s first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently offers its exterior auto-dimming mirrors with turn-signal indicators and side blind zone features. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.
The Company shipped approximately 4,001,000 exterior auto-dimming mirror sub-assemblies during 2006, approximately 4,220,000 in 2007, and approximately 3,884,000 in 2008. During 2008, total exterior unit shipments decreased primarily due to decreased shipments in North America, partially offset by increased shipments at certain European and Asian automakers.
The exterior auto-dimming mirror is standard equipment or a factory-installed option on certain trim levels of the following 2009 vehicle models:
Table 2. Exterior Auto-Dimming Mirror Availability by Vehicle Line

GM/Cadillac	DTS	BMW (cont’d)	3 Series	Honda/Acura	RL
	Escalade		1 Series	Hyundai	Equus
	XLR		X3		Genesis
GM/Buick	Enclave	Bentley	Arnage		Grandeur
	Lucerne		Azure		Veracruz
GM/Chevrolet	Avalanche		Continental	Hyundai/Kia	Amanti
	Silverado		GTC		Opirus
	Suburban	Daimler	C Class	Nissan/Infiniti	QX56
	Tahoe	/Mercedes Benz	CL Class	Toyota/Lexus	GS
GM/GMC	Acadia		CLC		LS
	Sierra		CLK		LX
	Yukon		CLS		RX
GM/Hummer	H2		E Class		SC
GM/Saturn	Outlook		GLK	Toyota	Avalon
Ford/Lincoln	MKZ		G Wagen		Camry Solara
	Town Car		GL Class		Land Cruiser
Chrysler	300		M Class		Sequoia
	Aspen		R Class		Sienna
	Town & Country		S Class		Tundra
Chrysler/Dodge	Caravan		SL Class	Nissan	Armada
	Durango		SLK		Cima
Chrysler/Jeep	Commander	Jaguar	XF		Maxima
	Grand Cherokee		XJ		Titan
Volkswagen/Audi	A3		XK	Rolls Royce	Drophead Coupe
	A4	Land Rover	Range Rover		Phantom
	A5	Maserati	Quattroporte	Daewoo	Antara
	A6		GT Coupe	Daewoo	Chairman
	A8	PSA/Citroen	C5	/Ssangyong
	Allroad		C6
	Cabrio	VW/Skoda	Octavia
	Q5		Superb
	Q7	Volkswagen	EOS
	R8		Golf
	TT		Passat
BMW	7 Series		Sharan
	6 Series		Touran
	5 Series		Touareg
		Honda	Accord

Non-Automatic-Dimming Rearview Mirrors. In 2007, the Company began shipping non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume. During 2008, unit shipments for non-auto-dimming exterior mirrors with electronic features continued in low volume.
Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink® mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s highbeam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature. The Company is currently shipping auto-dimming mirrors with SmartBeam® to General Motors, Chrysler, BMW, Audi, Opel/Vauxhall and Toyota for 20 models.
During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary liquid crystal display (LCD) device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in “reverse,” the display illuminates and automatically appears through the rearview mirror’s reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in “drive,” the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror’s surface is made possible by utilizing proprietary “transflective” coatings developed the Company.
In addition, the Company has developed its own compass technology, which can be sold as a system with the compass heading displayed in the interior auto-dimming mirror. The Gentex compass technology is called Z-Nav®, as it features a proprietary, digital, tri-axis sensor (transducer) and software. The tri-axis design is similar to compasses used in highly scientific apparatus such as aerospace applications, and can be mounted on any fixed or pivotal location in the vehicle, including inside the mirror housing.
The Company also developed an ALS (Active Light Sensor) technology as a cost-effective, improved-performance, intelligent CMOS light sensor to control the dimming of its rearview mirrors, and the Company began making volume shipments of mirrors incorporating ALS in 2002.
During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of DaimlerChrysler’s “U-Connect®” telematics system, beginning in 2003. During 2006, the Company’s proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford. Also, the Company is separately shipping its proprietary microphone units that are being incorporated into prismatic interior mirrors at a customer’s request.
Of particular importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The Company’s engineering, research, and development expenses are set forth as a separate line item in the Consolidated Statement of Income of the Company’s Consolidated Financial Statements filed in this report.

Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation, Daimler AG (formerly DaimlerChrysler AG) and Chrysler LLC under long-term agreements, entered into in the ordinary course of business. During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company’s business. Under the extension, Gentex was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business included the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. The Company also negotiated a price reduction for the GM OnStar® feature in its auto-dimming mirrors, effective January 1, 2005, in connection with GM’s stated plan to make their OnStar system standard across their vehicle models over the next several years.
The Company has a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company’s business. Under the agreement, the Company will be sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company’s current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.
The Company previously negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ended on December 31, 2008.
During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany, and during 2005, the Company established a satellite office in Sweden. The Company’s marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, BMW, Bentley, Citroen, Fiat, Ford of Europe, Jaguar, Land Rover, Mercedes-Benz, Opel, Maserati, Peugeot, Porsche, Rolls Royce, SEAT, Skoda, Volkswagen and Volvo in Europe.
In 1991, the Company began shipping electrochromic mirror assemblies for Nissan Motor Co., Ltd. under a reciprocal distribution agreement with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh marketed the Company’s automatic mirrors to certain Japanese automakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involved very limited technology transfer by the Company and did not include the Company’s proprietary electrochromic gel formulation. The agreement was terminated by mutual agreement in 2001.
During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan, to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a Memorandum of Understanding. During 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company’s business. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for Daewoo/Ssangyong, Chrysler, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Toyota and Volkswagen/Audi in Asia.

The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past nine years. The following is a breakdown of unit shipment mix by region in 2008 vs. 1999 calendar years:

	2008	1999

Domestic	24%	69%

Transplants	14%	1%

North America	38%	70%

Europe	45%	23%

Asia-Pacific	17%	7%

	100%	100%

Revenues by geographic area are disclosed in footnote 8 of the Consolidated Financial Statements.
Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort feature becomes more well-known and acceptance grows.
Since 1998, Gentex Corporation has contracted with MITO Corporation to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company currently sells some auto-dimming mirrors to automotive distributors. In 2008, the Company announced that its RCD Mirror is available through MITO Corporation as well. It is management’s belief that these sales have limited potential until the Company achieves a significantly higher penetration of the original equipment manufacturing market.
Competition. Gentex is the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 83% market share worldwide in 2008 and 2007. While the Company believes it will retain a dominant position, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.
On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company’s major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company also sells certain automatic-dimming rearview mirror sub-assemblies to Magna.
The Company believes its electrochromic automatic mirrors offer significant performance advantages over competing products. However, Gentex recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. To date, the Company is not aware of any significant impact of Magna’s acquisition of Donnelly upon the Company; however, any ultimate significant impact has not yet been determined.
There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. Gentex believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using other technologies may eliminate glare, the Company believes that each of these technologies have inherent cost or performance limitations.

Fire Protection Products
The Company manufactures approximately 60 different models of smoke alarms and smoke detectors, combined with over 150 different models of signaling appliances. All of the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by over a dozen major cities, over a dozen states, as well as regional and national building and fire alarm codes.
The Company’s fire protection products provide the flexibility to be wired as part of multiple-function systems and consequently are generally used in fire detection systems common to large office buildings, hotels, motels, military bases, college dormitories and other commercial establishments. However, the Company also offers single-station alarms for both commercial and residential applications. While the Company does not emphasize the residential market, some of its fire protection products are used in single-family residences that utilize fire protection and security systems. The Company’s detectors emit audible and/or visual signals in the immediate location of the device, and certain models are able to communicate with monitored remote stations.
In 2005, the Company received Underwriters Laboratory (UL) listing on a new series of commercial residential smoke alarms. The Company feels this new product will fit well into new markets and customers. This series of smoke alarms consists of four models and will be electrically powered or electrically powered with battery back-up.
Also in 2005, the Company received UL listing for a new line of speaker strobes for commercial occupancies. This speaker series will meet the requirements found on the national codes.
Markets and Marketing. The Company’s fire protection products are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company’s brand name and private labels. The fire protection and security industries have experienced a significant number of mergers and consolidations during the past few years. The Company markets its fire protection products globally through regional sales managers and manufacturer representative organizations.
Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with eleven manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately eight manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.
Dimmable Aircraft Windows
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variably dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid 2007. Boeing, based on the latest information available, now expects the first delivery of the 787 Dreamliner Series of aircraft to occur in early 2010. Delays were due to the impact of the machinists’ strike and fastener replacement work. The Company anticipates that it will begin to deliver our windows to the production line in 2009. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger cabin windows of the 2010 Beechcraft King Air 350i airplane.

The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for the automotive, architectural and aerospace markets. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2008. However, we believe that a commercial architectural window product will still require several years of additional engineering and intellectual property development work.
Markets and Marketing. The Company jointly markets and sells its variable dimmable windows to aircraft manufacturers with PPG Aerospace.
Competition. The Company’s variable dimmable aircraft windows are the first commercialized product for original equipment installation in the aircraft industry. Other manufacturers are attempting to develop competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
Trademarks and Patents
The Company owns 19 U.S. trademarks and 306 U.S. patents, 303 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire between 2009 and 2027. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents individually is required for the success of the Company’s products.
The Company also owns 44 foreign trademarks and 171 foreign patents, 166 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and /or sensor technology. These patents expire at various times between 2009 and 2026. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 11 U.S. patents and 2 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company’s remaining 13 U.S. patents owned by the Company relate to the Company’s variable dimmable windows product, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 141 U.S. patent applications, 325 foreign patent applications, and 19 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, five of which each account for 10% or more of the Company’s annual sales (includes direct sales to OEM customer and sales through their Tier 1 suppliers): Daimler AG, General Motors Corporation, Toyota Motor Corporation, Volkswagen, and BMW. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $114,086,978 and $174,523,802 at February 1, 2009, and 2008, respectively.
At February 1, 2009, the Company had 2,279 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

(d) Financial Information About Geographic Areas.
See “Markets and Marketing” in Narrative Description of Business (Item 1(c)) and footnote 8 to the Consolidated Financial Statements for certain information regarding geographic areas.
(e) Available Information.
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s Internet website (http://www.gentex.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The SEC maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.
Item 1A. Risk Factors
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam® and Rear Camera Display Mirror), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.
Automotive Industry. 96% of our net sales are to customers within the automotive industry. The current state of the automotive industry has been well publicized, including the federal government’s loans to certain OEM’s (which require certain conditions be met). While the auto industry has always been cyclical and highly impacted by levels of economic activity, the current environment (global recession, credit crisis, decline in consumer confidence) is unprecedented and is causing increased financial and production stresses evidenced by continuing pricing pressures, lower production levels, consumer preference shift to smaller vehicles due to fuel costs where we have a lower penetration rate and lower content per vehicle, overcapacity, customer and supplier bankruptcies, and commodity material cost increases. If our automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, etc., it could disrupt our shipments to these customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. More than ever before, automakers have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for us to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.

Key Customers. We have several large customers, including five customers which each account for 10% or more of our annual net sales (includes direct sales to OEM customers and sales through their Tier 1 suppliers): Daimler AG, General Motors Corporation, Toyota Motor Corporation, Volkswagen/Audi and BMW. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Effective October 1, 2003, General Motors Corporation began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason.
Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience significant pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which continue to be a challenge in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, any of which could adversely impact our sales growth, margins, profitability and, as a result, our share price.
Credit Risk. In light of the well publicized financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering bankruptcy and/or the sale of business segments. Should one or more of our larger customers (including sales through their Tier 1 suppliers) sell their business or declare bankruptcy, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, our share price. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectibility of receivables.
Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price.
Competition. We recognize that Magna Mirrors, our main competitor and a wholly-owned subsidiary of Magna International, is considerably larger than our Company and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.
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

Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology are performed at our five manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and results of operations.
Other. Other issues and uncertainties which could adversely impact our sales, margins, profitability and, as a result, our share price include:
•	The Company has evaluated and is planning to implement a new Enterprise Resource Planning (ERP) System in 2009. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to final implementation, there is no guarantee that all system components will function as intended at the date of implementation/conversion. Unanticipated failure(s) could cause delays in our ability to produce or ship its products, process transactions, or otherwise conduct business in its markets, resulting in material financial risk.

•	Economic conditions have deteriorated in many of the regions in which we do business. Continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•	Changes in the commodity prices of the materials used in our products. We continue to experience some pressure for select raw material cost increases.

•	Manufacturing yield issues may negatively impact our margins and profitability.

•	Our ability to attract or retain key employees to operate our manufacturing facilities and to staff our corporate office. We are dependent on the services of our management team. Losing key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

•	Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than–temporary impairment adjustment on available-for-sale securities (mark to market adjustment).

•	Our ability to successfully design and execute strategic and operating plans, including continuing to obtain new business.
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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging between $19.47 and $6.50 during 2008. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:
•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general economic conditions.
Item 1B. Unresolved Staff Comments.
None.

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
The corporate office and production facility for the Company’s Automotive Products Group is a modern, two-story, 150,000-square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. A second 128,000-square-foot office/manufacturing facility on this site was opened during 1996. The Company expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000.
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
The Company’s three automotive interior mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 20 million mirror units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2008, the Company shipped approximately 10,505,000 interior auto-dimming mirrors.
The Company’s expanded automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 9 million units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2008, the Company shipped approximately 3,884,000 exterior auto-dimming mirrors.
Item 3. Legal Proceedings.
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

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the first meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	66	Chief Executive Officer	May 1986

Enoch Jen	57	Senior Vice President	January 2007

Mark Newton	49	Senior Vice President, Electrical Engineering & Purchasing	June 2008

Dennis Alexejun	57	Vice President, North American Automotive Marketing	September 1998

Steve Dykman	43	Vice President, Finance and Treasurer	January 2007
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
Mark Newton had previously served as Vice President, Purchasing and Advanced Technology since July 2007, as Vice President Purchasing and Photonics since July 2006, as Photonics Engineering Manager since July 2005 and joined the Company as Advanced Lighting Developer in August 2004. Prior to that time, Mr. Newton served as Vice President of Unity Microelectronics, Inc. since 2000. Mr. Newton became an executive officer of the Company on January 1, 2008.
Steve Dykman had previously served as Treasurer and Director of Accounting and Finance of the Company since November 2002, as Controller of the Company since April 1995 and joined the Company as Finance and Tax Manager in November 1993.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 10, 2009, there were 2,439 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR	QUARTER	HIGH	LOW
2007	First	$17.92	$14.86

	Second	21.12	16.23

	Third	22.37	18.78

	Fourth	22.60	16.99

2008	First	$18.05	$13.46

	Second	19.47	14.40

	Third	17.76	13.27

	Fourth	14.07	6.50
See item 13 of Part III with respect to “Equity Compensation Plan Summary.”
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2003, and reinvestment of dividends in all cases.

In August 2003, the Company announced a change in the Company’s cash dividend policy and declared an initial quarterly cash dividend of $0.075 per share payable in October 2003. In August 2004, the Company’s Board of Directors approved an increase on the quarterly dividend rate of $0.085 per share. In August 2005, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend of $0.09 per share until the Board takes other action with respect to the payment of dividends. In August 2006, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.095 per share until the Board takes other action with respect to the payment of dividends. In August 2007, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.105 per share until the Board takes other action with respect to the payment of dividends. In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.11 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s profitability, cash flow, liquidity and other business factors.
(b) Not applicable.
(c) On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market and business conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. During the quarter ended March 31, 2003, the Company repurchased 830,000 shares (post-split) at a cost of approximately $10,247,000. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. During the quarter ended September 30, 2005, the Company repurchased approximately 1,496,000 shares at a cost of approximately $25,215,000. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. During 2006, the Company repurchased approximately 15,206,000 shares at a cost of approximately $226,851,000. During 2007, the Company repurchased approximately 448,000 shares at a cost of approximately $7,328,000. On February 22, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. During 2008, the Company repurchased approximately 8,049,000 shares at a cost of approximately $111,260,000. Approximately 1,972,000 shares remain authorized to be repurchased under the plan.

The following is a summary of share repurchase activity during 2008:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased As of	Shares That May Yet
	Of Shares	Paid Per	Part of a Publicly	Be Purchased Under
Period	Purchased	Share	Announced Plan *	the Plan *
January 2008	84,700	$15.69	84,700	5,935,847
February 2008	1,326,313	15.62	1,326,313	8,609,534
March 2008	789,739	15.92	789,739	7,819,795
April 2008	—	—	—	7,819,795
May 2008	—	—	—	7,819,795
June 2008	1,203,560	15.82	1,203,560	6,616,235
July 2008	550,015	15.44	550,015	6,066,220
August 2008	1,481,346	15.71	1,481,346	4,584,874
September 2008	487,792	16.26	487,792	4,097,082
October 2008	675,021	8.75	675,021	3,422,061
November 2008	1,450,232	8.28	1,450,232	1,971,829
December 2008	—	—	—	1,971,829

Total	8,048,718	$13.82	8,048,718

*	See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.
The following is a summary of quarterly share repurchase activity under the plan to date:

	Total Number of
	Shares Purchased	Cost of
Quarter Ended	(Post-Split)	Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128

Total	26,028,171	$380,900,454

Item 6. Selected Financial Data

	(in thousands, except per share data)
	2008	2007	2006	2005	2004
Net Sales	$623,800	$653,933	$572,267	$536,484	$505,666
Net Income	62,088	122,130	108,761	109,528	112,657

Earnings Per Share*	$0.44	$0.85	$0.73	$0.70	$0.72

Cash Dividends Declared per Common Share*	$0.43	$0.40	$0.37	$0.35	$0.32
Total Assets	$763,103	$898,023	$785,028	$922,646	$856,859

Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$—

*	Adjusted for 2-for-1 stock split in May 2005.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income. Therefore, net income and earnings per share amounts reflect the impact of stock option compensation expense beginning in 2006.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2008	2007
	Year Ended December 31,			to	to
	2008	2007	2006	2007	2006

Net Sales	100.0%	100.0%	100.0%	(4.6%)	14.3%
Cost of Goods Sold	67.4	65.2	65.2	(1.3)	14.2

Gross Profit	32.6	34.8	34.8	(10.8)	14.4
Operating Expenses:
Engineering, Research and Development	8.3	7.8	7.3	2.3	21.4
Selling, General and Administrative	6.8	5.4	5.4	20.2	14.2
Litigation Judgment	—	0.4	—	(100.0)	100.0

Total Operating Expenses	15.1	13.6	12.7	6.1	22.3

Operating Income	17.5	21.2	22.1	(21.6)	9.8
Other Income/(Expense)	(2.7)	6.3	5.7	(140.6)	25.8

Income Before Provision for Income Taxes	14.8	27.5	27.8	(48.7)	13.1
Provision for Income Taxes	4.8	8.8	8.8	(47.7)	14.7

Net Income	10.0%	18.7%	19.0%	(49.2%)	12.3%

Results of Operations: 2008 to 2007
Net Sales. Company net sales decreased by $30,133,000, or 5% compared to the prior year. Automotive net sales decreased by 5% on a 5% decrease in auto-dimming mirror shipments, from 15,221,000 to 14,389,000 units, primarily reflecting decreased unit shipments of auto-dimming mirrors to the traditional Big Three automakers, partially offset by increased unit shipments to European and Asian automakers. North American auto-dimming unit shipments decreased by 19%, primarily as a result of significantly lower light vehicle production at the traditional Big Three automakers. Overseas mirror unit shipments increased by 5% during 2008 due to increased penetration of interior and exterior auto-dimming mirrors at certain European and Asian automakers. Net sales of the Company’s fire protection products decreased 7%, primarily due to a weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 65% to 67%, primarily reflecting the impact of annual automotive customer price reductions and the inability to leverage the Company’s fixed overhead costs, partially offset by purchasing cost reductions and foreign exchange rates. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.
Operating Expenses. Engineering, research and development expenses increased approximately $1,174,000, but remained at 8% of net sales. Excluding litigation expenses of $104,000 and the litigation judgment accrual reversal of approximately $335,000 in 2008, and excluding litigation expenses of approximately $4,788,000 in 2007, E, R & D expenses increased 13% year over year, primarily due to additional staffing for new electronic product development, including SmartBeam, Rear Camera Display and telematics, and new vehicle programs.
Selling, general and administrative expenses increased 20% and approximately $7,144,000, and increased from 5% to 7% of net sales. Excluding an increase in the allowance for doubtful accounts of $3,800,000 in the fourth quarter of 2008, S, G & A expenses increased by 10% year over year, primarily reflecting the continued expansion of the Company’s overseas sales offices to support the Company’s current and future overseas sales growth. The increase in the allowance for doubtful accounts related to certain financially distressed Tier 1 automotive customers with balances considered uncollectible as of December 31, 2008.
Litigation judgment expense of $2,885,000 during 2007 related to the Company’s litigation with K.W. Muth and Muth Mirror Systems LLC (“Muth”) relating to exterior mirrors with turn signal indicators. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue (“Agreement”) with Muth whereby the parties agreed to settle the Court’s judgment against Gentex for damages at a reduced amount of $2,550,000. The adjustment to the original judgment for damages was reflected in our financial results as an adjustment to E, R & D expense in 2008 (see above for more details).
Other Income/(Expense). Investment income decreased $12,177,000 in 2008, primarily due to lower interest rates and decreased year-end mutual fund distribution income. Lower year-end mutual fund distribution income accounted for approximately $5.4 million of the year-over-year decrease.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of $17,910,000 was recognized in 2008 due to unrealized losses on equity investments (refer to investment footnote for additional details).
Other-net decreased $27,454,000 in 2008, primarily due to realized losses on the sale of equity investments in 2008 compared to realized gains on the sale of equity investments in 2007.
Taxes. The provision for federal income taxes varied from the statutory rate in 2008 primarily due to the domestic manufacturing deduction and tax exempt interest income.
Net Income. Net income decreased by $60,042,000, or 49% year over year, primarily due to the decrease in total other income (expense) and the reduced operating margin.
Results of Operations: 2007 to 2006
Net Sales. Company net sales increased by $81,666,000, or 14% compared to the prior year. Automotive net sales increased by 15% on a 13% increase in auto-dimming mirror shipments, from 13,427,000 to 15,221,000 units, primarily reflecting increased penetration of interior auto-dimming mirrors with additional electronic content. North American mirror unit shipments increased by 10%, despite a 2% decline in North American automotive industry production levels, primarily due to increased penetration of interior auto-dimming mirrors for certain Big Three automakers as well as Asian transplant automakers. Overseas mirror unit shipments increased by 16% during 2007 due to increased penetration of interior and exterior auto-dimming mirrors at certain European and Asian automakers. Net sales of the Company’s fire protection products were flat.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 65.2% primarily reflecting purchasing cost reductions, the higher sales level leveraged over the fixed overhead costs and improved manufacturing yields, offset by annual and other automotive customer price reductions. Each factor is estimated to have impacted cost of goods sold by approximately 1-2%.

Operating Expenses. Engineering, research and development expenses increased approximately $8,941,000, and increased from 7% to 8% of net sales. Excluding Muth litigation expense of $4,788,000 and $1,008,000 in 2007 and 2006, respectively, E, R & D expenses increased 13% year over year, primarily due to additional staffing for new electronic product development, including SmartBeam, Rear Camera Display and telematics, and new vehicle programs.
Selling, general and administrative expenses increased approximately $4,398,000, but remained at 5% of net sales. S, G & A expenses increased by 14%, primarily reflecting the continued expansion of the Company’s overseas sales offices to support the Company’s current and future overseas sales growth, partially offset by a reduction in non-income based state taxes.
Litigation judgment expense of $2,885,000 during 2007 related to the Company’s litigation with K.W. Muth and Muth Mirror Systems LLC (“Muth”) relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation does not involve core Gentex technology. The trial in Wisconsin related to this case occurred during July 2007 and the Court issued its written ruling in December 2007. The Court found that Muth’s U.S. patent No. 6,005,724 is invalid and unenforceable, and that Gentex’s Razor Turn Signal Mirror does not infringe that patent. The Court also denied all but one of Muth’s other motions with prejudice, including its motion for an injunction, and its claims for tortuous interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it has with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,000.
On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue (“Agreement”) with Muth whereby the parties agreed to settle the Court’s judgment against Gentex for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company’s core business, to release each other from all claims that occurred in the past, and not appeal the Court’s rulings. This Agreement is subject to Bankruptcy Court approval. The adjustment to the original judgment for damages (the amount of which is set forth in the preceding paragraph) will be reflected in our financial results after the Court approves the Agreement. Due to the immaterial nature of the reduced judgment for damages, the financial statement footnotes do not address this change.
Other Income – Net. Investment income increased $1,773,000 in 2007, primarily due to increased year-end mutual fund distribution income. Other income increased $6,624,000 in 2007, primarily due to realized gains on the sale of equity investments.
Taxes. The provision for federal income taxes varied from the statutory rate in 2007 primarily due to the domestic manufacturing deduction and stock option expense tax benefit.
Net Income. Net income increased by $13,369,000, or 12% year over year, primarily due to increased sales and an increase in other income.
Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of deteriorating general economic conditions and conditions in our primary industry.
The Company’s current ratio increased from 7.7 as of December 31, 2007, to 9.2 as of December 31, 2008, primarily as a result of the decrease in accounts payable and accrued liabilities.
Cash flow from operating activities for the year ended December 31, 2008, decreased $28,088,000 to $120,632,000, compared to $148,721,000 for the same period last year, primarily due to decreased net income, accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and changes in non-cash items. Capital expenditures for the year ended December 31, 2008, decreased to $45,524,000, compared to $54,524,000 for the same period last year, primarily due to the completion of the new building expansion to its automotive exterior mirror manufacturing facility in January 2008 and reduced production equipment purchases during 2008 given current market conditions. The Company currently anticipates capital expenditures of approximately $30-35 million for equipment during 2009, to be financed from existing cash and/or cash equivalents on hand.

Cash and cash equivalents as of December 31, 2008, decreased approximately $23,411,000 compared to December 31, 2007, primarily due to share repurchases and cash dividends paid, partially offset by cash flow from operations.
Accounts receivable as of December 31, 2008, decreased approximately $19,653,000 compared to December 31, 2007, primarily due to lower sales levels. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectibility of receivables.
Inventories as of December 31, 2008, increased approximately $6,944,000 compared to December 31, 2007. The increase was primarily due to longer lead times on certain electronic components in conjunction with last-minute order release reductions by our customers.
Prepaid expenses and other current assets as of December 31, 2008, increased approximately $15,871,000 compared to December 31, 2007, primarily due to an increase in refundable income taxes. The increase in refundable income taxes was primarily due to the computation method for estimated federal income tax payments and refundable income taxes relating to capital loss carry backs on equity investment realized losses.
Long-term investments as of December 31, 2008, decreased approximately $74,035,000 compared to December 31, 2007. The decrease was primarily due to a decrease in unrealized gains in equity investments and impairment losses on available-for-sale securities given current market conditions.
Accounts payable as of December 31, 2008, decreased approximately $10,825,000 compared to December 31, 2007, primarily due to decreased production levels and capital spending.
Accrued liabilities as of December 31, 2008, decreased approximately $8,065,000 compared to December 31, 2007. The decrease was primarily due a decrease in accrued royalties, accrued income taxes (see “prepaid expenses and other current assets” above for additional details), and an accrued liability for litigation judgment in calendar year 2007 (see discussion under “Results of Operations – 2007 to 2006”).
The increase in plant and equipment as of December 31, 2008, compared to December 31, 2007, is primarily due to new manufacturing equipment.
Management considers the Company’s working capital of approximately $407,680,000 and long-term investments of approximately $81,349,000 at December 31, 2008, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market and business conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 22, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan.
The following is a summary of quarterly share repurchase activity under the plan to date:

	Total Number of
	Shares Purchased	Cost of
Quarter Ended	(Post-Split)	Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128

Total	26,028,171	$380,900,454

1,971,829 shares remain authorized to be repurchased under the plan as of December 31, 2008.

Inflation, Changing Prices and Other
The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. During 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company’s business. Under the extension, the Company was sourced virtually all the interior auto-dimming rearview mirrors programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also included the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The GM programs were transferred to the Company by the 2007 model year. During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business.
The Company has a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) in the ordinary course of the Company’s business. Under the agreement, the Company will be sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company’s current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.
The Company negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ended on December 31, 2008.
In response to the weakness in the automotive market, the Company eliminated its entire contract workforce, which was followed by the elimination of a third shift near the end of the third quarter of 2008. In addition, the Company offered voluntary layoffs, had a partial plant shutdown the week of the Thanksgiving holiday and had extended plant shutdowns over the Christmas and New Year holidays in response to similar plant shutdowns by its automotive customers.
As automotive production schedules continued to decline, the Company permanently laid off approximately 290 hourly and 70 salaried workers in December 2008, which reduced overhead and operating expenses, bringing them to a level that is more in line with currently expected sales/production levels in the automotive and fire protection industries. The salaried workforce reductions will reduce overhead and operating expenses by approximately $5.5 — 6 million on an annualized basis. Approximately half of the expense reductions will impact the Company’s overhead expenses, and the other half will impact the Company’s operating expenses, primarily in the engineering, research & development areas.

The Company currently estimates that top line revenue will decline approximately 40% in the first quarter of 2009 compared with the same period in 2008 based on our current forecast for light vehicle production levels and product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt our shipments to these customers making forecasting difficult. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2009 at this time. The Company also estimates that engineering, research and development expenses are currently expected to be slightly down for the first quarter of 2009 compared with the same period in 2008. In addition, the Company estimates that selling, general and administrative expenses are currently expected to be flat for the first quarter of 2009 compared with the same period in 2008.
The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s current forecasts for light vehicle production for the first quarter of 2009 are approximately 2.0 million units for North America, 3.8 million for Europe and 2.8 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2009 are approximately 10.0 million units for North America, 17.4 million for Europe and 12.0 million for Japan and Korea.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2008, approximately 13% of the Company’s net sales were invoiced and paid in European euros (compared to 15% for 2007). The Company currently expects that approximately 9% of the Company’s net sales in 2009 will be invoiced and paid in European euros. The Company does not currently engage in hedging activities.
The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000), and average interest rates are as follows:

					Total Balance
					as of December 31,
	2009	2010	2011	2012	2008	2007
U.S. Government
Amount	—	—	—	—	—	—
Average Interest Rate	—	—			—	—
Government Agency
Amount	$21.5	—	—	—	$21.5	$29.0
Average Interest Rate	3%	—			3%	5%
Municipal
Amount	—	—	—	—	—	—
Average Interest Rate*	—	—			—	—
Certificates of Deposit
Amount	$7.0	—	—	—	$7.0	$49.0
Average Interest Rate	4%	—	—	—	4%	5%
Corporate
Amount	—	—	—	—	—	$0.3
Average Interest Rate	—	—		—	—	7%
Other
Amount	$0.7	—	—	—	$0.7	$2.0
Average Interest Rate	3%	—	—	—	3%	5%

*	After-tax

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies trading on the U.S. stock markets.
Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2008:

	Total	Less than 1 Year	1-3 Years	After 3 Years

Long-term debt	$—	$—	$—	$—

Operating leases	.8	.6	.2	—

Purchase obligations*	37.5	37.4	.1	—

Dividends payable	15.1	15.1	—	—

	$53.4	$53.1	$0.3	$—

*	Primarily for inventory parts and capital equipment.
Critical Accounting Policies.
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to its operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.
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
Accounts Receivable. The Company estimates its allowances related to receivables on historical credit and collections experience, and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances.
Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.
Investments. The Company’s investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Management also considers the type of security, related industry, sector performance, as well as published investment ratings and analyst reports to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions continue to deteriorate, the Company may incur future impairments.
Self Insurance. The Company is self-insured for health and workers’ compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Stock-Based Compensation. Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R). The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
Item 7. A. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk Disclosure” in Management’s Discussion and Analysis (Item 7).
Item 8. Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 33 through 51 following the signature page:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
Selected quarterly financial data for the past two years appears in the following table:

	Quarterly Results of Operations
	(in thousands, except per share data)
	First		Second		Third		Fourth
	2008	2007	2008	2007	2008	2007	2008	2007

Net Sales	$177,970	$157,206	$170,492	$163,480	$153,057	$162,525	$122,281	$170,723

Gross Profit	62,647	54,579	59,080	57,697	46,697	57,002	34,703	58,420

Operating Income	39,987	33,937	35,790	36,518	23,271	34,637	9,765	33,724

Net Income	30,448	29,498	26,858	30,956	15,147	29,826	(10,365)	31,850

Earnings Per Share*	$.21	$.21	$.19	$.22	$.11	$.21	$(.08)	$.22

*	Diluted
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2008, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2008.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page 34 hereof.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to executive officers is included in this report in the last section of Part I under the caption “Executive Officers of the Registrant”. Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2008 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K appearing under the caption “Corporate Governance — Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company’s website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.
Item 11. Executive Compensation.
The information contained under the caption “Compensation Committee Report”, “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The “Compensation Committee Report” shall not be deemed to be soliciting material or to be filed with the commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Common Stock Ownership of Management”, “Common Stock Ownership of Certain Beneficial Owners”, and “Equity Compensation Plan Summary” contained in the definitive Proxy Statement is hereby incorporated herein by reference. There are no arrangements known to the registrant, the operation of which may at a subsequent date result in a change in control.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Certain Transactions” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The information contained under the caption “Election of Directors” contained in the definitive proxy statement is hereby incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information regarding principal accounting fees and services set forth under the caption “Ratification of Appointment of Independent Auditors — Principal Accounting Fees and Services” in the definitive Proxy Statement is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company’s independent auditors set forth under the caption “Corporate Governance — Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	1. Financial Statements. See Item 8.
2.	Financial Statements Schedules. None required or not applicable.

3.	Exhibits. See Exhibit Index located on page 52.
(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2009	GENTEX CORPORATION
	By:	/s/ Fred Bauer
Fred Bauer, Chairman and Principal Executive Officer

and
/s/ Steven Dykman
Steven Dykman, Vice President-Finance and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of February, 2009, by the following persons on behalf of the registrant and in the capacities indicated.
Each Director of the registrant whose signature appears below hereby appoints Enoch Jen and Steve Dykman, each of them individually, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer Fred Bauer	Director

/s/ Gary Goode Gary Goode	Director

/s/ Kenneth La Grand Kenneth La Grand	Director

/s/ Arlyn Lanting Arlyn Lanting	Director

/s/ John Mulder John Mulder	Director

/s/ Rande Somma Rande Somma	Director

/s/ Fred Sotok Fred Sotok	Director

/s/ Wallace Tsuha Wallace Tsuha	Director

/s/ James Wallace James Wallace	Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gentex Corporation:
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 18, 2009

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008 of Gentex Corporation and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 18, 2009

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$294,306,512	$317,717,093
Short-term investments	29,177,273	80,271,688
Accounts receivable	44,528,810	64,181,511
Inventories	54,993,855	48,049,560
Prepaid expenses and other	34,145,509	18,274,096

Total current assets	457,151,959	528,493,948

PLANT AND EQUIPMENT:
Land, buildings and improvements	111,240,060	101,215,484
Machinery and equipment	306,301,187	260,619,845
Construction-in-process	12,807,041	26,331,641

	430,348,288	388,166,970

Less-Accumulated depreciation and amortization	(215,396,569)	(182,557,299)

	214,951,719	205,609,671

OTHER ASSETS:
Long-term investments	81,348,942	155,384,009
Patents and other assets, net	9,650,760	8,535,052

	90,999,702	163,919,061

	$763,103,380	$898,022,680

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$19,706,159	$30,531,649
Accrued liabilities:
Salaries, wages and vacation	5,001,952	5,149,599
Income taxes	0	3,671,258
Royalties	1,722,138	5,685,468
Dividends declared	15,139,685	15,199,200
Other	7,902,504	8,125,531

Total current liabilities	49,472,438	68,362,705

DEFERRED INCOME TAXES	15,034,620	22,847,779

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 137,633,502 shares issued and outstanding in 2008 and 144,754,288 shares issued and outstanding in 2007	8,258,010	8,685,257
Additional paid-in capital	253,821,363	245,502,960
Retained earnings	434,975,514	530,290,281
Accumulated other comprehensive income:
Unrealized gain on investments	383,426	19,527,380
Cumulative translation adjustment	1,158,009	2,806,318

Total shareholders’ investment	698,596,322	806,812,196

	$763,103,380	$898,022,680

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

NET SALES	$623,799,822	$653,933,236	$572,267,073

COST OF GOODS SOLD	420,672,934	426,236,241	373,163,484

Gross profit	203,126,888	227,696,995	199,103,589

OPERATING EXPENSES:
Engineering, research and development	51,888,922	50,715,057	41,773,792
Selling, general and administrative	42,425,050	35,280,846	30,882,821
Litigation judgment	0	2,885,329	0

Total operating expenses	94,313,972	88,881,232	72,656,613

Income from operations	108,812,916	138,815,763	126,446,976

OTHER INCOME (EXPENSE):
Interest and dividend income	13,600,326	25,777,667	24,004,833
Impairment loss on available-for-sale securities	(17,909,901)	0	0
Other, net	(12,308,480)	15,145,338	8,521,789

Total other income (expense)	(16,618,055)	40,923,005	32,526,622

Income before provision for income taxes	92,194,861	179,738,768	158,973,598

PROVISION FOR INCOME TAXES	30,106,914	57,608,747	50,212,596

NET INCOME	$62,087,947	$122,130,021	$108,761,002

EARNINGS PER SHARE:
Basic	$0.44	$0.85	$0.74

Diluted	$0.44	$0.85	$0.73

Cash Dividends Declared per Share	$0.43	$0.40	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

							Accumulated Other	Total
	Common Stock	Common Stock	Additional Paid-In	Comprehensive	Retained	Deferred	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Income (Loss)	Investment

BALANCE AS OF DECEMBER 31, 2005	156,043,982	$9,362,639	$194,476,306		$623,301,775	$(4,847,659)	$19,302,314	$841,595,375

Reclassification of Deferred Compensation upon adopting [SFAS123(R)]	—	—	(4,847,659)		—	4,847,659	—	—
Issuance of common stock and the tax benefit of stock plan transactions	1,637,883	98,273	18,854,905		—	—	—	18,953,178
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,481,871		—	—	—	8,481,871
Repurchases of common stock	(15,205,684)	(912,341)	(20,063,935)		(205,874,977)	—	—	(226,851,253)
Dividends declared ($.37 per share)	—	—	—		(53,995,400)	—	—	(53,995,400)

Comprehensive income:
Net income	—	—	—	$108,761,002	108,761,002	—	—	108,761,002
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,298,088	—	—	—	—
Unrealized gain on investments, net of tax of $2,396,923	—	—	—	4,451,428	—	—	—	—

Other comprehensive income	—	—	—	5,749,516	—	—	5,749,516	5,749,516

Comprehensive income	—	—	—	$114,510,518	—	—	—	—

BALANCE AS OF DECEMBER 31, 2006	142,476,181	8,548,571	196,901,488		472,192,400	—	25,051,830	702,694,289

Issuance of common stock and the tax benefit of stock plan transactions	2,725,817	163,549	39,925,919		—	—	—	40,089,468
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,293,394		—	—	—	9,293,394
Repurchases of common stock	(447,710)	(26,863)	(617,841)		(6,683,311)	—	—	(7,328,015)
Dividends declared ($.40 per share)	—	—	—		(57,348,829)	—	—	(57,348,829)

Comprehensive income:
Net income	—	—	—	$122,130,021	122,130,021	—	—	122,130,021
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,001,276	—	—	—	—
Unrealized gain (loss) on investments, net of tax of ($2,002,756)	—	—	—	(3,719,408)	—	—	—	—

Other comprehensive income (loss)	—	—	—	(2,718,132)	—	—	(2,718,132)	(2,718,132)

Comprehensive income	—	—	—	$119,411,889	—	—	—	—

BALANCE AS OF DECEMBER 31, 2007	144,754,288	8,685,257	245,502,960		530,290,281	—	22,333,698	806,812,196

Issuance of common stock and the tax benefit of stock plan transactions	927,932	55,676	11,759,832		—	—	—	11,815,508
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,217,484		—	—	—	10,217,484
Repurchases of common stock	(8,048,718)	(482,923)	(13,658,913)		(97,117,967)	—	—	(111,259,803)
Dividends declared ($.43 per share)	—	—	—		(60,284,747)	—	—	(60,284,747)

Comprehensive income:
Net income	—	—	—	$62,087,947	62,087,947	—	—	62,087,947
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,648,309)	—	—	—	—
Unrealized gain (loss) on investments, net of tax of ($10,308,288)	—	—	—	(19,143,954)	—	—	—	—

Other comprehensive income (loss)	—	—	—	(20,792,263)	—	—	(20,792,263)	(20,792,263)

Comprehensive income	—	—	—	$41,295,684	—	—	—	—

BALANCE AS OF DECEMBER 31, 2008	137,633,502	$8,258,010	$253,821,363		$434,975,514	—	$1,541,435	$698,596,322

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,087,947	$122,130,021	$108,761,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,891,067	32,435,258	27,762,710
Loss on disposal of assets	700,102	598,902	117,872
Gain on sale of investments	(12,730,583)	(17,126,885)	(11,041,851)
Loss on sale of investments	25,998,726	4,130,927	4,674,676
Impairment loss on available-for-sale securities	17,909,901	0	0
Deferred income taxes	(842,961)	(2,926,921)	(1,754,219)
Stock based compensation expense related to employee stock options,employee stock purchases and restricted stock	10,217,484	9,293,394	8,481,871
Excess tax benefits from stock based compensation	(62,647)	(338,648)	(235,410)
Change in operating assets and liabilities:
Accounts receivable	19,652,701	(5,844,115)	2,587,041
Inventories	(6,944,295)	755,838	(8,968,576)
Prepaid expenses and other	(12,533,323)	(3,960,185)	1,071,317
Accounts payable	(10,825,490)	6,649,676	274,046
Accrued liabilities	(7,886,409)	2,923,367	(290,328)

Net cash provided by operating activities	120,632,220	148,720,629	131,440,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	107,959,123	67,900,543	60,550,849
Maturities and calls	108,810,000	88,200,000	64,240,000
Purchases	(152,269,927)	(155,538,587)	(140,662,282)
Plant and equipment additions	(45,524,466)	(54,524,322)	(48,193,083)
Proceeds from sale of plant and equipment	11,002	368,005	500,665
Decrease (increase) in other assets	(3,183,770)	(86,912)	308,855

Net cash provided by (used for) investing activities	15,801,962	(53,681,273)	(63,254,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	11,815,508	40,089,468	18,953,178
Cash dividends paid	(60,463,115)	(55,922,147)	(54,704,400)
Repurchases of common stock	(111,259,803)	(7,328,015)	(226,851,253)
Excess tax benefits from stock based compensation	62,647	338,648	235,410

Net cash provided by (used for) financing activities	(159,844,763)	(22,822,046)	(262,367,065)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(23,410,581)	72,217,310	(194,181,910)

CASH AND CASH EQUIVALENTS, Beginning of year	317,717,093	245,499,783	439,681,693

CASH AND CASH EQUIVALENTS, End of year	$294,306,512	$317,717,093	$245,499,783

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors for the automotive industry and fire protection products for the commercial building industry. A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and tier one suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.
Significant accounting policies of the Company not described elsewhere are as follows:
Consolidation
The consolidated financial statements include the accounts of Gentex Corporation and all of its wholly-owned subsidiaries (together the “Company”). All significant intercompany accounts and transactions have been eliminated.
Cash Equivalents
Cash equivalents consist of funds invested in bank accounts and money market funds that have daily liquidity.
Allowance For Doubtful Accounts
The Company bases its allowances related to receivables on historical credit and collections experience, and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances. Individual accounts receivable balances are evaluated on a monthly basis, and those balances considered uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance.
The following table presents the activity in the Company’s allowance for doubtful accounts:

Additions
		Charged to	Deductions*
	Beginning	Costs and	and Other	Ending
	Balance	Expenses	Adjustments	Balance
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,650,000	$4,058,722	($8,722)	$5,700,000

*	Represents excess of accounts written off over recoveries and other adjustments.
Investments
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measure on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Investments, continued
The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders’ investment (excluding other-than-temporary impairments). Assets or liabilities that have recurring measurements are shown below as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$294,306,512	$294,306,512	$—	$—

Short-Term Investments	29,177,273	22,177,273	7,000,000	—

Long-Term Investments	81,348,942	81,348,942	—	—

Total	$404,832,727	$397,832,727	$7,000,000	$—
The Company’s short-term investments primarily consist of Government Securities (Level 1) and Certificate of Deposits (Level 2). Long-term investments primarily consist of marketable equity securities and equity mutual funds.
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2008 and 2007:

		Unrealized
2008	Cost	Gains	Losses	Market Value
Government Agency	$21,238,329	$280,618	$—	$21,518,947
Certificates of Deposit	7,000,000	—	—	7,000,000
Corporate Bonds	—	—	—	—
Other Fixed Income	658,326	—	—	658,326
Equity	81,039,674	4,605,386	(4,296,118)	81,348,942

	$109,936,329	$4,886,004	$(4,296,118)	$110,526,215

2007	Cost	Gains	Losses	Market Value
Government Agency	$28,973,865	$20,401	$—	$28,994,266
Certificates of Deposit	49,000,000	—	—	49,000,000
Corporate Bonds	298,890	—	(3,483)	295,407
Other Fixed Income	1,982,015	—	—	1,982,015
Equity	125,358,799	32,983,925	(2,958,715)	155,384,009

	$205,613,569	$33,004,326	$(2,962,198)	$235,655,697

Unrealized losses on investments as of December 31, 2008 (excluding other-than-temporary impairments), are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$4,296,118	$30,101,557
Greater than one year	—	—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Investments, continued
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investments. Management also considers the type of security, related industry, sector performance, as well as published investment ratings and analyst reports to evaluate its portfolio. Once a decline in fair value is determined to be other-than- temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other-than-temporary at December 31, 2008; accordingly, the losses have been recognized in the consolidated statement of income for the year ended December 31, 2008.
The following table details the pro-forma effect on pre-tax net income of equity investment losses that were considered other-than-temporary at December 31, 2008:

			Incurred	Unrealized
	Historical Cost	Adjusted Cost	Recognized Loss	Gain/(Loss)

Other-Than-Temporary Equity Investment Losses	$42,386,788	$24,476,887	($17,909,901)	$0
Fixed income securities as of December 31, 2008, have contractual maturities as follows:

Due within one year	$29,177,273
Due between one and five years	—
Due over five years	—

$29,177,273

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2008 and 2007.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Raw materials	$36,164,930	$31,098,379
Work-in-process	6,787,891	4,555,058
Finished goods	12,041,034	12,396,123

	$54,993,855	$48,049,560

Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2008 and 2007.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,134,000 and $3,714,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, patents had a weighted average amortization life of 11 years. Patent amortization expense was approximately $420,000, $353,000, and $292,000 in 2008, 2007 and 2006, respectively. For each of the next five years, patent amortization expense will approximate $435,000 annually.
Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1,543,000, $1,407,000 and $1,250,000, in 2008, 2007 and 2006, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $8,097,000, $7,701,000 and $6,727,000, in 2008, 2007 and 2006, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2008 and 2007. The Company does not offer extended warranties on its products.
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	2008	2007	2006
Numerators:
Numerator for both basic and diluted EPS, net income	$62,087,947	$122,130,021	$108,761,002

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	140,902,304	143,056,704	147,950,666
Potentially dilutive shares resulting from stock option plans	102,632	1,013,593	543,697

Denominator for diluted EPS	141,004,936	144,070,297	148,494,363

For the years ended December 31, 2008, 2007 and 2006, 7,185,887, 2,369,271 and 6,564,622 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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
Foreign Currency Translation
The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange in effect during the year. The resulting translation adjustment is recorded as a separate component of shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the appropriate currency are included in the determination of net income.
Stock-Based Compensation Plans
At December 31, 2008, the Company had two stock option plans, a restricted plan and an employee stock purchase plan, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income.
Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005. Under the modified prospective approach, compensation cost recognized in 2008, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior periods were not restated to reflect the impact of adopting the new standard.
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
New Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 becomes effective on January 1, 2009. The Company has concluded that the adoption of FAS EITF 03-6-1 will not have a material impact on its consolidated financial position or results of operations.
(2)	LINE OF CREDIT
The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank’s prime rate or 1.5% above the LIBOR rate. No borrowings were outstanding under this line in 2008 or 2007. No compensating balances are required under this line.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)	INCOME TAXES
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$1,984,000
Additions based on tax positions related to the current year	448,000
Additions for tax positions in prior years	260,000
Reductions for tax positions in prior years	(0)
Reductions as a result of a lapse of the applicable statute of limitations	(257,000)

Balance at December 31, 2008	$2,435,000

If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $318,000 for interest as of December 31, 2008. Interest recorded during 2008 was not considered significant.
The Company is subject to periodic and routine audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements are not expected to have a significant impact on the Company’s financial position or results of operations.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.
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
The components of the provision for income taxes are as follows:

	2008	2007	2006
Currently payable:
Federal	$29,343,914	$59,555,747	$51,411,596
State	1,178,000	309,000	144,000
Foreign	428,000	671,000	411,000

Total	30,949,914	60,535,747	51,966,596

Net deferred:
Primarily federal	(843,000)	(2,927,000)	(1,754,000)

Provision for income taxes	$30,106,914	$57,608,747	$50,212,596

In July 2007, the State of Michigan enacted a new business tax that was effective January 1, 2008. The increase in the state income tax provision in 2008 compared to 2007 was primarily the result of the new Michigan Business Tax.
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $473,000, $3,839,000 and $1,608,000 in 2008, 2007 and 2006, respectively, and were recognized as an adjustment of additional paid-in capital.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)	INCOME TAXES, continued
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	0.1	0.1
Foreign source exempted income	—	—	(2.0)
Domestic production exclusion	(1.8)	(1.9)	(1.0)
Tax-exempt investment income	(0.6)	(0.4)	(0.5)
Other	(0.3)	(0.7)	—

Effective income tax rate	32.7%	32.1%	31.6%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008		2007
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,888,504	$232,153	$3,834,105	$164,603
Stock based compensation	5,973,807	1,540,419	3,503,165	1,669,586
Impairment loss on available-for-sale securities	—	6,268,465	—	—
Other	3,448,900	—	1,889,468	6,760

Total deferred income tax assets	12,311,211	8,041,037	9,226,738	1,840,949

Liabilities:
Excess tax over book depreciation	—	(21,189,323)	—	(12,702,369)
Patent costs	—	(1,679,367)	—	(1,471,614)
Unrealized gain on investments	—	(206,460)	—	(10,514,745)
Other	(702,203)	(507)	(955,820)	—

Net deferred incomes taxes	$11,609,008	$(15,034,620)	$8,270,918	$(22,847,779)

Income taxes paid in cash were approximately $43,765,000, $59,162,000 and $49,061,000 in 2008, 2007 and 2006, respectively.
(4) EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2008, 2007 and 2006, the Company’s contributions were approximately $1,839,000, $1,849,000 and $1,715,000, respectively.
The Company does not provide health care benefits to retired employees.
(5)	SHAREHOLDER PROTECTION RIGHTS PLAN
The Company has a Shareholder Protection Rights Plan (the Plan). The Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.
Under the Plan, one purchase Right automatically trades with each share of the Company’s common stock. Each Right entitles a shareholder to purchase 1/100 of a share of junior participating preferred stock at a price of $55, if any person or group attempts certain hostile takeover tactics toward the Company. Under certain hostile takeover circumstances, each Right may entitle the holder to purchase the Company’s common stock at one-half its market value or to purchase the securities of any acquiring entity at one-half their market value. Rights are subject to redemption by the Company at $.0025 per Right and, unless earlier redeemed, will expire on March 29, 2011. Rights beneficially owned by holders of 15 percent or more of the Company’s common stock, or their transferees, automatically become void.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS
Employee Stock Option Plan
In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 7,715,292 shares (net of shares from canceled/expired options) under the new plan through December 31, 2008. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006
Dividend yield	2.1%	2.0%	2.0%
Expected volatility	31.9%	29.5%	30.0%
Risk-free interest rate	2.7%	4.4%	4.8%
Expected term of options (in years)	4.5	4.5	4.5
Weighted-average grant-date fair value	$3	$5	$4
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.
As of December 31, 2008, there was $10,231,977 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 4.0 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2008, 2007 and 2006, and changes during the same periods are presented in the tables and narrative below:

	2008
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	9,300	$18
Granted	1,966	14
Exercised	(689)	15		$1,777
Forfeited/Expired	(1,185)	19

Outstanding at End of Year	9,392	17	2.9 Yrs	$216

Exercisable at End of Year	4,769	$18	1.7 Yrs	$0

	2007
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Aggregate Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	10,400	$17
Granted	1,838	19
Exercised	(2,574)	15		$11,217
Forfeited	(364)	18

Outstanding at End of Year	9,300	18	2.9 Yrs	$9,777

Exercisable at End of Year	5,269	$18	1.9 Yrs	$4,926

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued

	2006
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Aggregate Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	10,510	$17
Granted	1,691	15
Exercised	(1,320)	13		$4,205
Forfeited	(481)	18

Outstanding at End of Year	10,400	17	2.9 Yrs	$5,614

Exercisable at End of Year	6,904	$17	2.2 Yrs	$3,690
A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2008, 2007, and 2006, are presented in the table and narrative below:

	2008		2007		2006
		Wtd. Avg		Wtd. Avg		Wtd. Avg
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	000	Fair Value	000	Fair Value	000	Fair Value

Nonvested stock options at Beginning of Year	4,031	$5	3,496	$5	3,069	$6
Granted	1,966	3	1,838	5	1,691	4
Vested	(1,192)	5	(1,200)	5	(1,124)	6
Forfeited	(183)	5	(103)	5	(140)	5

Nonvested stock options at End of Year	4,622	$4	4,031	$5	3,496	$5
Non-employee Director Stock Option Plan
The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was shareholder approved, replacing a prior plan. The Company has granted options on 411,240 shares (net of shares from canceled options) under the current plan through December 31, 2008. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Nonemployee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2008	2007	2006
Dividend yield	2.1%	2.0%	1.8%
Expected volatility	30.6%	29.4%	30.7%
Risk-free interest rate	3.6%	4.6%	5.0%
Expected term of options (in years)	8.5	8.3	8.9
Weighted-average grant-date fair value	$6	$6	$6
As of December 31, 2008, there was no unrecognized compensation cost related to share-based payments under this plan.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2008, 2007, and 2006, and changes during the same periods are presented in the tables and narrative below:
(6)	STOCK-BASED COMPENSATION PLANS, continued

	2008
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	363	$16
Granted	48	19
Exercised	(20)	9		$194
Forfeited	(-)	(-)

Outstanding at End of Year	391	17	5.8 Yrs	$0

Exercisable at End of Year	391	$17	5.8 Yrs	$0

	2007
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	341	$15
Granted	48	18
Exercised	(26)	7		$304
Forfeited	(-)	(-)

Outstanding at End of Year	363	16	6.0 Yrs	$631

Exercisable at End of Year	363	$16	6.0 Yrs	$631

	2006
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	445	$14
Granted	48	15
Exercised	(80)	6		$662
Forfeited	(72)	16

Outstanding at End of Year	341	15	6.1 Yrs	$450

Exercisable at End of Year	341	$15	6.1 Yrs	$450
A summary of the status of the Company’s non-vested non-employee director stock option plan activity for the years ended December 31, 2008, 2007, and 2006, are presented in the table and narrative below:

	2008		2007		2006
		Wtd. Avg		Wtd. Avg		Wtd. Avg
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	000	Fair Value	000	Fair Value	000	Fair Value
Nonvested stock options at Beginning of Year	0	$0	0	$0	0	$0
Granted	48	6	48	6	48	6
Vested	(48)	6	(48)	6	(48)	6
Forfeited	0	0	0	0	0	0

Nonvested stock options at End of Year	0	$0	0	$0	0	$0

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued
Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 141,018 shares, 111,558 shares and 130,876 shares under the new plan in 2008, 2007, and 2006, respectively, and has sold a total of 693,703 shares under the new plan through December 31, 2008. The Company sells shares at 85% of the stock’s market price at date of purchase. The weighted average fair value of shares sold in 2008 was approximately $11.56.
Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 544,880 shares outstanding as of December 31, 2008. During 2008, 2007, and 2006, 99,290, 107,200 and 182,530 shares, respectively, were granted with a restriction period of five years at market prices ranging from $8.30 to $17.00 in 2008, $16.25 to $19.69 in 2007, and $14.00 to $17.09 in 2006, and has unearned stock-based compensation of $4,517,282 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization of restricted stock for 2008 was $1,926,350.
(7)	CONTINGENCIES
The Company was involved in litigation with K.W. Muth and Muth Mirror Systems LLC (“Muth”) relating to exterior mirrors with turn signal indicators. The turn signal feature in exterior mirrors currently represents approximately one percent of our revenues, and the litigation did not involve core Gentex electrochromic technology. The trial in Wisconsin related to this case occurred during July 2007 and the court issued its written ruling in December 2007. The Court found that Muth’s U.S. Patent No. 6,005,724 is invalid and unenforceable, and that Gentex’s Razor™ Turn Signal Mirror does not infringe that patent. The Court also denied all but one of Muth’s other motions with prejudice, including its motion for an injunction, and its claims for tortuous interference with its business relationships. The sole point of liability for Gentex was that the Court found that Gentex breached one provision of the alliance agreement it had with Muth, and entered a judgment against Gentex, on January 24, 2008, granting Muth damages in the amount of $2,885,329, which was accrued by the Company as of December 31, 2007. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue (“Agreement”) with Muth whereby the parties agreed to settle the Court’s judgment against the Company for damages at a reduced amount of $2,550,000. In addition, under the Agreement the parties each agreed to: grant the other party a ten-year covenant not to sue for each Company’s core business, to release each other from all claims that occurred in the past, and not appeal the Court’s rulings. The Agreement was approved by the Bankruptcy Court on February 29, 2008. The adjustment to the original judgment for damages is reflected in our 2008 financial results as a reduction to engineering, research and development expenses.
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
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

	2008	2007	2006
Revenue:
Automotive Products
United States	$205,032,708	$254,455,151	$230,152,102
Germany	179,207,637	162,465,135	127,531,636
Japan	60,518,677	59,747,941	56,547,995
Other	156,704,358	153,430,864	134,172,464
Other	22,336,442	23,834,145	23,862,876

Total	$623,799,822	$653,933,236	$572,267,073

Income from Operations:
Automotive Products	$109,236,877	$136,741,562	$121,766,143
Other	(759,290)	2,074,201	4,680,833

Total	$108,477,587	$138,815,763	$126,446,976

Assets:
Automotive Products	$306,064,439	$305,519,359	$275,022,400
Other	5,212,254	4,182,161	5,090,934
Corporate	451,826,687	588,321,160	504,915,066

Total	$763,103,380	$898,022,680	$785,028,400

Depreciation & Amortization:
Automotive Products	$33,204,201	$29,796,901	$25,218,267
Other	245,336	235,582	253,879
Corporate	2,441,530	2,402,775	2,290,564

Total	$35,891,067	$32,435,258	$27,762,710

Capital Expenditures:
Automotive Products	$44,939,925	$52,378,659	$45,846,127
Other	584,541	192,339	868,296
Corporate	0	1,953,324	1,478,660

Total	$45,524,466	$54,524,322	$48,193,083

Other includes Fire Protection Products and Dimmable Aircraft Windows. The Dimmable Aircraft Windows segment began during 2007. There were no Dimmable Aircraft Window sales in 2007 and sales were immaterial during 2008, which resulted in lower income from operations for the “Other” category.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to automotive manufacturing plants in Canada, Mexico and Korea, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During 2008, approximately 13% of the Company’s net sales were invoiced and paid in European euros.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8)	SEGMENT REPORTING, continued
During the years presented, the Company had five automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

Customer
	Daimler AG	General Motors	Toyota Motor Corporation	VW/Audi	BMW
2008	14%	14%	14%	13%	11%
2007	*15%	19%	13%	#	12%
2006	15%	22%	13%	#	12%

*	Includes Chrysler through the date of sale.

#	Less than 10%.

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION	PAGE

3	(a)(1)
Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3	(b)(1)
Registrant’s Bylaws as amended and restated February 27, 2003, was filed as Exhibit 3(b)(1) to Registrant’s report on Form 10-Q dated May 5, 2003, and the same is hereby incorporated herein by reference.

4	(a)
A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4	(b)
Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant’s Report on Form 10-Q on April 27, 2001, and the same is hereby incorporated herein by reference.

10	(a)(1)	A Lease, dated August 15, 1981, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10	(a)(2)	A First Amendment to Lease, dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10	(b)(1)
Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, and the same is hereby incorporated herein by reference, and the same became the Gentex Corporation Employee Stock Option Plan and was amended as of March 4, 2005 by the First Amendment to the Gentex Corporation Qualified Stock Option Plan, which amendment was included in the Registrant’s Proxy Statement dated April 1, 2005, filed with the Commission on April 1, 2005, and the same is incorporated herein by reference.

*10	(b)(2)
Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004 and as amended March 4, 2005), was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10	(b)(3)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10	(b)(4)
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to the Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10	(b)(5)
Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10	(b)(6)
Gentex Corporation 2002 Nonemployee Director Stock Option Plan (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

*10	(b)(7)
Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

10	(e)
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

21		List of Company Subsidiaries	53

23	(a)	Consent of Independent Registered Public Accounting Firm	54

31.1		Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	55

31.2		Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	56

32		Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).	57

*	Indicates a compensatory plan or arrangement.