Form 10-Q
period 2009-03-31
GENTEX CORP
filed 2009-05-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2030505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 N. Centennial, Zeeland, Michigan	49464
(Address of principal executive offices)	(Zip Code)
(616) 772-1800
(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *
Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 23, 2009
Common Stock, $0.06 Par Value	137,674,926

Exhibit Index located at page 17

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$308,742,359	$294,306,512
Short-term investments	24,638,528	29,177,273
Accounts receivable, net	47,220,931	44,528,810
Inventories	54,122,395	54,993,855
Prepaid expenses and other	30,221,454	34,145,509

Total current assets	464,945,667	457,151,959

PLANT AND EQUIPMENT — NET	211,140,404	214,951,719

OTHER ASSETS
Long-term investments	59,011,572	81,348,942
Patents and other assets, net	9,950,122	9,650,760

Total other assets	68,961,694	90,999,702

Total assets	$745,047,765	$763,103,380

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$19,284,003	$19,706,159
Accrued liabilities	30,858,249	29,766,279

Total current liabilities	50,142,252	49,472,438

DEFERRED INCOME TAXES	11,976,419	15,034,620

SHAREHOLDERS’ INVESTMENT
Common stock	8,260,496	8,258,010
Additional paid-in capital	256,101,082	253,821,363
Retained earnings	418,274,341	434,975,514
Other shareholders’ investment	293,175	1,541,435

Total shareholders’ investment	682,929,094	698,596,322

Total liabilities and shareholders’ investment	$745,047,765	$763,103,380

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

NET SALES	$93,831,477	$177,970,279

COST OF GOODS SOLD	71,521,107	115,323,288

Gross profit	22,310,370	62,646,991

OPERATING EXPENSES:
Engineering, research and development	11,380,204	12,736,287
Selling, general & administrative	8,731,081	9,923,536

Total operating expenses	20,111,285	22,659,823

Operating income	2,199,085	39,987,168

OTHER INCOME (EXPENSE):
Investment income	1,192,664	4,060,344
Impairment loss on available-for-sale securities	(1,290,590)	0
Other, net	(4,487,335)	1,415,125

Total other income (expense)	(4,585,261)	5,475,469

Income (loss) before provision for income taxes	(2,386,176)	45,462,637

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(829,245)	15,014,502

NET INCOME (LOSS)	$(1,556,931)	$30,448,135

EARNINGS (LOSS) PER SHARE:
Basic	$(0.01)	$0.21
Diluted	$(0.01)	$0.21

Cash Dividends Declared per Share	$0.110	$0.105
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,556,931)	$30,448,135
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	9,625,860	8,743,570
(Gain) loss on disposal of assets	288,031	13,226
(Gain) loss on sale of investments	3,862,328	(402,317)
Impairment loss on available-for-sale securities	1,290,590	0
Deferred income taxes	(3,301,142)	(144,963)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	2,244,273	2,521,418
Excess tax benefits from stock-based compensation	0	(45,679)
Change in operating assets and liabilities:
Accounts receivable, net	(2,692,121)	(5,726,667)
Inventories	871,460	1,012,116
Prepaid expenses and other	4,765,750	(207,616)
Accounts payable	(422,156)	3,868,729
Accrued liabilities, excluding dividends declared	1,087,413	15,586,018

Net cash provided by (used for) operating activities	16,063,355	55,665,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(5,988,937)	(14,108,212)
Proceeds from sale of plant and equipment	2,001	0
(Increase) decrease in investments	20,012,435	16,757,001
(Increase) decrease in other assets	(551,254)	311,324

Net cash provided by (used for) investing activities	13,474,245	2,960,113

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	37,932	3,207,764
Cash dividends paid	(15,139,685)	(15,199,204)
Repurchases of common stock	0	(34,619,490)
Excess tax benefits from stock-based compensation	0	45,679

Net cash provided by (used for) financing activities	(15,101,753)	(46,565,251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,435,847	12,060,832

CASH AND CASH EQUIVALENTS, beginning of period	294,306,512	317,717,093

CASH AND CASH EQUIVALENTS, end of period	$308,742,359	$329,777,925

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2008 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2009, and the results of operations and cash flows for the interim periods presented.

(3)	Adoption of New Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008. The Company concluded that the adoption of FSP EITF 03-6-1 did not have a material impact on its reported basic and diluted earnings per share amounts.
(4)	Investments
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
The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, and to its non-financial assets and liabilities in the first quarter of 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$308,742,359	$308,742,359	$—	$—
Short-Term Investments	24,638,528	24,638,528	—	—

Long-Term Investments	59,011,572	59,011,572	—	—

Net	$392,392,459	$392,392,459	$—	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (Continued)
The Company’s short-term investments primarily consist of Government Securities. Long-term investments primarily consist of marketable equity securities.
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related industry, sector performance, as well as published investment ratings and analyst reports to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other-than-temporary at December 31, 2008. The Company considered additional equity investment losses of $1,290,590 to be other-than-temporary at March 31, 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods.
(5)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2009	December 31, 2008
Raw materials	$36,111,934	$36,164,930
Work-in-process	6,656,171	6,787,891
Finished goods	11,354,290	12,041,034

	$54,122,395	$54,993,855

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Quarter Ended March 31,
	2009	2008

Numerators:
Numerator for both basic and diluted EPS, net income	($1,556,931)	$30,448,135

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	137,094,907	143,286,480
Potentially dilutive shares resulting from stock plans	—	279,529

Denominator for diluted EPS	137,094,907	143,566,009

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	8,509,196	6,674,633

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	Stock-Based Compensation Plans
At March 31, 2009, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2008, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $1,848,071 for the first quarter ended March 31, 2009. Compensation cost capitalized as part of inventory as of March 31, 2009, was $108,980.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2009	2008
Dividend yield	2.50%	2.04%
Expected volatility	37.45%	30.41%
Risk-free interest rate	1.67%	2.51%
Expected term of options (in years)	4.24	4.31
Weighted-average grant-date fair value	$2.58	$3.98
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of March 31, 2009, there was $9,596,367 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.0 years.
Non-employee Director Stock Option Plan
As of March 31, 2009, there was no unrecognized compensation cost under this plan related to share-based payments. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by shareholders. The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of March 31, 2009, the Company had unearned stock-based compensation of $4,034,015 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter ended March 31, 2009, was $396,202.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	March 31, 2009	March 31, 2008
Quarter Ended	($2,805,191)	$19,804,913
(9)	The increase in common stock during the three months ended March 31, 2009, was primarily due to the issuance of 41,424 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in the first quarter. The first quarter dividend of approximately $15,144,000, was declared on March 3, 2009, and was paid on April 17, 2009.
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial building industry. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended March 31,
	2009	2008
Revenue:
Automotive Products	$88,954,343	$172,058,890
Other	4,877,134	5,911,389

Total	$93,831,477	$177,970,279

Income (loss) from Operations:
Automotive Products	$2,580,234	$40,017,297
Other	(381,149)	(30,129)

Total	$2,199,085	$39,987,168

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows segment did not have sales during the first quarter of 2009, which resulted in a loss from operations for the “Other” category.

GENTEX CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
FIRST QUARTER 2009 VERSUS FIRST QUARTER 2008
Net Sales. Net sales for the first quarter of 2009 decreased by approximately $84,139,000, or 47%, when compared with the first quarter last year. Net sales of the Company’s automotive mirrors decreased by approximately $83,105,000, or 48%, in the first quarter of 2009, when compared with the first quarter last year, primarily due to lower light vehicle production levels globally. Auto-dimming mirror unit shipments decreased 50% from approximately 4,167,000 in the first quarter 2008 to 2,093,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 56% compared with the first quarter of the prior year, primarily due to significantly lower light vehicle production levels. Mirror unit shipments for the current quarter to automotive customers outside North America decreased by 46% compared with the first quarter in 2008, primarily due to lower light vehicle production levels in Asia and Europe. Net sales of the Company’s fire protection products decreased 17% for the current quarter versus the same quarter of last year, primarily due to the weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.8% in the first quarter of 2008 to 76.2% in the first quarter of 2009. This percentage increase primarily reflected the Company’s inability to leverage fixed overhead costs due to weak light vehicle production levels globally, annual customer price reductions and foreign exchange rates, which were partially offset by purchasing cost reductions. Approximately three-quarters of the increase in cost of goods sold was due to the Company’s inability to leverage fixed overhead costs. Each remaining negative and positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by 1-2 percentage points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter decreased 11% and approximately $1,356,000 when compared with the same quarter last year, primarily due to reduced employee compensation expense. Selling, general and administrative expenses decreased 12% and approximately $1,192,000, for the current quarter, when compared with the same quarter last year. Approximately two-thirds of the decline was the result of reduced employee compensation expense. The balance of the decline was due to foreign exchange rates.
Total Other Income (expense). Investment income for the current quarter decreased by approximately $2,868,000, when compared with the first quarter of 2008, primarily due to lower interest rates.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of $1,291,000 was recognized in the current quarter due to unrealized losses on equity investments (refer to investment footnote for additional details).
Other-net decreased $5,902,000 in the current quarter, when compared with the first quarter of 2008, primarily due to realized losses on the sale of equity investments (which accounted for approximately three-quarters of the decrease).
Taxes. The provision for (benefits from) income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income(loss). Net income of $30,448,000 in the first quarter of 2008 decreased to a loss of $1,557,000 in the first quarter of 2009, primarily due to the reduced operating margin and the decrease in total other income (expense).

FINANCIAL CONDITION:
Cash flow from operating activities for the three months ended March 31, 2009, decreased approximately $39,603,000 to $16,063,000, compared to $55,666,000, for the same period last year, primarily due a decrease in net income and accrued liabilities. Capital expenditures for the three months ended March 31, 2009, were $5,989,000, compared to $14,108,000 for the same period last year, primarily due to reduced production equipment purchases.
Cash and cash equivalents as of March 31, 2009, increased approximately $14,436,000 compared to December 31, 2008. The increase was primarily due to the sale of equity securities not re-invested during the quarter and cash flow from operations, partially offset by dividends paid.
Long-term investments as of March 31, 2009, decreased approximately $22,337,000 compared to December 31, 2008. The decrease was primarily due to the sale of equity securities not re-invested during the quarter and a decrease in unrealized gains in equity investments given current market conditions.
Management considers the Company’s working capital and long-term investments totaling approximately $473,815,000 as of March 31, 2009, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. And, on February 26, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan.
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
1,971,829 shares remain authorized to be repurchased under the plan as of March 31, 2009.

CRITICAL ACCOUNTING POLICIES:
The preparation of the Company’s consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the Unites States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ from these estimates under different assumptions or conditions.
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes there have been no significant changes in those critical accounting policies.
TRENDS AND DEVELOPMENTS:
The Company previously announced certain development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. In addition, the Company previously announced a number of OEM and dealer or port-installed programs for its RCD Mirror. The Company recently announced that its RCD Mirror is offered on the 2010 Lexus RX as a stand-alone option or as part of multiple RX packages. The Company is currently shipping auto-dimming mirrors with RCD for 27 models.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then has three years to determine how automakers must meet the rules, which may include the use of additional mirrors, sensors, rear back-up cameras (which could be in a mirror, navigation systems or other LCD display). Once NHTSA publishes the new rules, automakers will have 48 months to comply with those rules for vehicles in the United States. The Company’s RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature, to General Motors, Chrysler, BMW, Audi, Opel and Toyota. The Company recently announced that SmartBeam is offered on the 2010 Lexus RX as a stand-alone option or as part of multiple RX packages. The Company is currently shipping auto-dimming mirrors with SmartBeam for 23 models.
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variable dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variable dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing, based on the latest information available, now expects the first delivery of the 787 Dreamliner series of aircraft to occur in early 2010. Delays were due to the impact of the machinists’ strike and fastener replacement work. The Company anticipates that it will begin to deliver our windows to the production line in 2009. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.
The Company currently estimates that top line revenue will decline approximately 30% in the second quarter of 2009 compared with the same period in 2008, based on the current forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt our shipments to these customers, making forecasting difficult. Due to the significant uncertainties with global vehicle production volumes, the global economy and financial markets, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the second quarter of 2009 at this time. The Company also estimates that engineering, research and development expenses are currently expected to decrease approximately 10% in the second quarter of 2009 compared with the same period in 2008, primarily due to reduced employee compensation expense. Selling, general and administrative expenses are currently expected to decrease approximately 10% the second quarter of 2009 compared with the same period in 2008, primarily due to reduced employee compensation expense and foreign exchange rates.

The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s end-of-March forecast for light vehicle production for the second quarter of 2009 are approximately 2.1 million units for North America, 4.2 million for Europe and 2.5 million for Japan and Korea. CSM’s end-of-March forecast for light vehicle production for calendar year 2009 are approximately 8.2 million for North America, 15.9 million for Europe and 10.7 million for Japan and Korea.
The Company is subject to increased market risk exposures of varying correlations and volatilities due to the turmoil in the financial markets, including foreign exchange rate risk, interest rate risk and equity price risk. Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended March 31, 2009, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2008, although certain risks have increased as noted above.
The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company is significantly affected by weak economic conditions in worldwide markets that are reducing demand for its products.
Now more than ever before, automakers have also been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.
The Company continues to experience significant pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which pose increasing challenges in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s sales growth, margins, profitability and, as a result, our share price. The Company also continues to experience pressure for select raw material cost increases.
While the automotive industry has always been cyclical and highly impacted by levels of economic activity, the current environment (global recession, credit crisis, decline in consumer confidence, government loans to certain OEM’s that require certain conditions to be met) is unprecedented and is causing increased financial and production stresses evidenced by lower domestic production levels, consumer preference shift to smaller vehicles where we have a lower penetration rate and lower content per vehicle due to fuel costs, customer and supplier bankruptcies, overcapacity and commodity material cost increases. If our automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, our share price.
In light of the well-publicized financial stresses within the worldwide automotive industry, certain automakers and tier one mirror customers are considering bankruptcy and/or the sale of certain business segments. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, our share price. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectibility of receivables.

The Company increased its allowance for doubtful accounts by $3.8 million in the fourth quarter of 2008 related to financially distressed Tier 1 automotive customers. While the Company is making progress in collecting a portion of the significantly past due account balances from certain customers, the overall allowance for doubtful accounts related to all financially distressed Tier 1 automotive customers remains unchanged.
The Company’s total credit exposure for the Detroit Three automakers was approximately $13 million as of March 31, 2009. The Company’s credit exposure with respect to each automaker approximately represents their respective percentage of total Company revenues during the quarter. The Company does not have any specific allowances for doubtful accounts established for the Detroit Three automakers as of March 31, 2009. Subsequent to March 31, 2009, the Company has decided to participate in the government supplier support programs with General Motors and Chrysler. If the Company is accepted into the supplier support programs and agrees to the terms, the programs will cover a portion of our receivables pertaining to General Motors and/or Chrysler shipments to U.S. assembly plants after March 31, 2009. On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code leaving the Company’s status with respect to the supplier support program even more uncertain. As stated above, the Company does not have any specific allowance for doubtful accounts established for Chrysler as of March 31, 2009, but does not expect that Chrysler’s bankruptcy filing will have a material impact on its consolidated financial position or results from operations.
The Company has evaluated and is implementing a new Enterprise Resource Planning (ERP) System in 2009. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to final implementation, there is no guarantee that all system components will function as intended at the date of implementation/conversion. Unanticipated failure(s) could cause delays in our ability to produce or ship its products, process transactions, or otherwise conduct business in its markets, resulting in material financial risk.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
The information called for by this item is provided under the caption “Trends and Developments” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls And Procedures.
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2009, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of March 31, 2009, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam and Rear Camera Display Mirror), and other risks identified in the Company’s filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II OTHER INFORMATION
Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A — Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2008, except to the extent described in Part I — Item 2 of this Form 10-Q.
Item 6. Exhibits
See Exhibit Index on Page 17.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION
Date: May 4, 2009	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: May 4, 2009	/s/ Steven A. Dykman
Steven A. Dykman
Vice President - Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)	Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	19

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	20

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	21

*	Indicates a compensatory plan or arrangement.