Form 10-Q
period 2009-06-30
GENTEX CORP
filed 2009-08-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2030505 (I.R.S. Employer Identification No.)

600 N. Centennial, Zeeland, Michigan (Address of principal executive offices)	49464 (Zip Code)
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
Yes ☐       No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 23, 2009

Common Stock, $0.06 Par Value	137,743,973

Exhibit Index located at page 20

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$329,498,715	$294,306,512
Short-term investments	6,104,592	29,177,273
Accounts receivable, net	51,449,887	44,528,810
Inventories	48,380,958	54,993,855
Prepaid expenses and other	22,704,273	34,145,509

Total current assets	458,138,425	457,151,959

PLANT AND EQUIPMENT — NET	207,032,639	214,951,719

OTHER ASSETS
Long-term investments	80,744,752	81,348,942
Patents and other assets, net	10,176,072	9,650,760

Total other assets	90,920,824	90,999,702

Total assets	$756,091,888	$763,103,380

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$16,742,716	$19,706,159
Accrued liabilities	34,544,385	29,766,279

Total current liabilities	51,287,101	49,472,438

DEFERRED INCOME TAXES	15,118,683	15,034,620

SHAREHOLDERS’ INVESTMENT
Common stock	8,264,638	8,258,010
Additional paid-in capital	258,479,226	253,821,363
Retained earnings	415,331,811	434,975,514
Other shareholders’ investment	7,610,429	1,541,435

Total shareholders’ investment	689,686,104	698,596,322

Total liabilities and shareholders’ investment	$756,091,888	$763,103,380

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
NET SALES	$117,341,777	$170,491,552	$211,173,254	$348,461,831

COST OF GOODS SOLD	81,547,272	111,411,298	153,068,379	226,734,586

Gross profit	35,794,505	59,080,254	58,104,875	121,727,245

OPERATING EXPENSES:
Engineering, research and development	11,221,720	13,398,456	22,601,924	26,134,743
Selling, general & administrative	8,494,480	9,892,080	17,225,561	19,815,616

Total operating expenses	19,716,200	23,290,536	39,827,485	45,950,359

Income from operations	16,078,305	35,789,718	18,277,390	75,776,886

OTHER INCOME (EXPENSE)
Investment income	867,640	3,239,867	2,060,304	7,300,211
Impairment loss on available-for-sale securities	0	0	(1,290,590)	0
Other, net	1,356,244	990,455	(3,131,091)	2,405,580

Total other income (expense)	2,223,884	4,230,322	(2,361,377)	9,705,791

Income before provision for income taxes	18,302,189	40,020,040	15,916,013	85,482,677

PROVISION FOR INCOME TAXES	6,092,882	13,161,679	5,263,637	28,176,181

NET INCOME	$12,209,307	$26,858,361	$10,652,376	$57,306,496

EARNINGS PER SHARE:
Basic	$0.09	$0.19	$0.08	$0.40
Diluted	$0.09	$0.19	$0.08	$0.40

Cash Dividends Declared per Share	$0.110	$0.105	$0.22	$0.21
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,652,376	$57,306,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,213,984	17,432,494
(Gain) loss on disposal of assets	397,184	635,370
(Gain) loss on sale of investments	3,432,131	(1,817,174)
Impairment loss on available-for-sale securities	1,290,590	0
Deferred income taxes	(3,829,485)	2,100,444
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,449,101	5,034,362
Excess tax benefits from stock-based compensation	0	(62,647)
Change in operating assets and liabilities:
Accounts receivable, net	(6,921,077)	(7,163,822)
Inventories	6,612,897	(3,176,875)
Prepaid expenses and other	12,437,539	175,356
Accounts payable	(2,963,443)	3,720,311
Accrued liabilities, excluding dividends declared	4,765,954	(1,852,869)

Net cash provided by (used for) operating activities	49,537,751	72,331,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(11,457,187)	(28,593,312)
Proceeds from sale of plant and equipment	2,003	11,002
(Increase) decrease in investments	27,289,103	16,063,590
(Increase) decrease in other assets	(110,930)	378,389

Net cash provided by (used for) investing activities	15,722,989	(12,140,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	215,390	8,004,747
Cash dividends paid	(30,283,927)	(30,193,617)
Repurchases of common stock	0	(53,663,265)
Excess tax benefits from stock-based compensation	0	62,647

Net cash provided by (used for) financing activities	(30,068,537)	(75,789,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,192,203	(15,598,373)

CASH AND CASH EQUIVALENTS, beginning of period	294,306,512	317,717,093

CASH AND CASH EQUIVALENTS, end of period	$329,498,715	$302,118,720

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2008 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2009, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company concluded that the adoption of FSP EITF 03-6-1 did not have a material impact on its reported basic and diluted earnings per share amounts.
In May 2009, FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (”SFAS No. 165”). The statement establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events in accordance with SFAS No. 165 from its interim balance sheet date of June 30, 2009, through August 3, 2009, and concluded that no events/transactions require disclosure or recognition in its financial statements.
In June 2009, FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS no. 168”). The statement establishes FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws, are also sources of authoritative U.S. GAAP for U.S. SEC registrants. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”, and FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. These FSP’s provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FSP No. FAS 124-2 established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. There was no impact to the Company’s consolidated financial statements as a result of the adoption of these three Staff Positions.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(3)	Adoption of New Accounting Standards (Continued)
In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. There was no impact to the Consolidated Financial Statements as a result of the adoption of this Staff Position. The required disclosures regarding fair value financial instruments are included in Note 4 to the Consolidated Financial Statements.
(4)	Investments
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit or, in some cases, require estimates of fair-market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings.
The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, and to its non-financial assets and liabilities in the first quarter of 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$329,498,715	$329,498,715	$—	$—
Short-Term Investments	6,104,592	6,104,592	—	—
Long-Term Investments	80,744,752	80,744,752	—	—

Net	$416,348,059	$416,348,059	$—	$—
The Company’s short-term investments primarily consist of Government Securities. Long-term investments primarily consist of marketable equity securities.
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2009:

		Unrealized
	Cost	Gains	Losses	Market value

Government Agency	$5,992,361	$33,890	$—	$6,026,251
Certificates of Deposit	—	—	—	—
Corporate Bonds	—	—	—	—
Other Fixed income	78,341	—	—	78,341
Equity	71,853,800	10,399,735	(1,508,783)	80,744,752

	$77,924,502	$10,433,625	$(1,508,783)	$86,849,344

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (Continued)
Unrealized losses on investments as of June 30, 2009 (excluding other-than-temporary impairments), are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(1,508,783)	$22,981,672
Greater than one year	—	—
SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other than temporary at December 31, 2008. The Company considered additional equity investment losses of $1,290,590 to be other than temporary at March 31, 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No additional equity investment losses were considered to be other than temporary at June 30, 2009.
Fixed income securities as of June 30, 2009, have contractual maturities as follows:

Due within one year	$6,026,251
Due Between one and five years	—
Due over five years	—

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2009	December 31, 2008
Raw materials	$27,274,407	$36,164,930
Work-in-process	6,690,157	6,787,891
Finished goods	14,416,394	12,041,034

	$48,380,958	$54,993,855

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerators:
Numerator for both basic and diluted EPS, net income	$12,209,307	$26,858,361	$10,652,376	$57,306,496

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	137,163,798	142,239,378	137,135,407	142,762,929
Potentially dilutive shares resulting from stock plans	383,092	336,248	352,424	142,022

Denominator for diluted EPS	137,546,890	142,575,626	137,487,831	142,904,951

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	7,789,220	5,073,997	7,807,663	6,127,065
(7)	Stock-Based Compensation Plans
At June 30, 2009, the Company had two stock option plans: a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2008, for additional information related to these stock-based compensation plans.

The Company recognized compensation expense for share-based payments of $1,827,937 and $3,676,008 for the second quarter and six months ended June 30, 2009, respectively. Compensation cost capitalized as part of inventory as of June 30, 2009, was $128,997.

Employee Stock Option Plan

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Dividend yield	2.61%	2.08%	2.56%	2.06%
Expected volatility	38.91%	30.70%	38.18%	30.56%
Risk-free interest rate	2.54%	3.34%	2.11%	2.93%
Expected term of options (in years)	4.25	4.31	4.25	4.31
Weighted-average grant-date fair value	$3.26	$3.57	$2.92	$3.78
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	Stock-Based Compensation Plans (Continued)

As of June 30, 2009, there was $9,538,308 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.0 years.

Non-employee Director Stock Option Plan

As of June 30, 2009, there was $136,727 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2009 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under SFAS 123(R), the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by shareholders. The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of June 30, 2009, the Company had unearned stock-based compensation of $4,116,289 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2009, were $376,891 and $773,093, respectively.
(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	June 30, 2009	June 30, 2008
Quarter Ended	$19,526,561	$25,726,282
Six Months Ended	$16,721,370	$45,531,195
(9)	The increase in common stock during the six months ended June 30, 2009, was primarily due to the issuance of 110,471 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in the first and second quarters. The second quarter dividend of approximately $15,152,000, was declared on May 18, 2009, and was paid on July 17, 2009.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Automotive Products	$112,202,030	$164,808,314	$201,156,373	$336,867,204
Other	5,139,747	5,683,238	10,016,881	11,594,627

Total	$117,341,777	$170,491,552	$211,173,254	$348,461,831

Income (loss) from Operations:
Automotive Products	$16,410,977	$35,919,412	$18,991,211	$75,936,709
Other	(332,672)	(129,694)	(713,821)	(159,823)

Total	$16,078,305	$35,789,718	$18,277,390	$75,776,886

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows sales were immaterial during the second quarter and six months ended June 30, 2009, which resulted in a loss from operations for the “Other” category.

GENTEX CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
SECOND QUARTER 2009 VERSUS SECOND QUARTER 2008
Net Sales. Net sales for the second quarter of 2009 decreased by approximately $53,150,000, or 31%, when compared with the second quarter last year. Net sales of the Company’s automotive mirrors decreased by approximately $52,606,000, or 32%, in the second quarter of 2009, when compared with the second quarter last year, primarily due to lower light vehicle production levels globally. Auto-dimming mirror unit shipments decreased 33% from approximately 3,913,000 in the second quarter 2008 to approximately 2,610,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 49% compared with the second quarter of the prior year, primarily due to lower light vehicle production levels. Mirror unit shipments for the current quarter to automotive customers outside North America decreased by 24% compared with the second quarter in 2008, primarily due to lower light vehicle production levels in Asia and Europe. Net sales of the Company’s fire protection products decreased 10% for the current quarter versus the same quarter of last year, primarily due to the weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 65.3% in the second quarter of 2008 to 69.5% in the second quarter of 2009. This period-over-period percentage increase primarily reflected the Company’s inability to leverage fixed overhead costs due to decreased sales as a result of lower light vehicle production levels globally. The impact of annual customer price reductions was offset by purchasing cost reductions during the current quarter.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter decreased 16% and approximately $2,177,000 when compared with the same quarter last year, primarily due to reduced employee compensation expense. Selling, general and administrative expenses decreased 14% and approximately $1,398,000, for the current quarter, when compared with the same quarter last year, primarily due to reduced employee compensation expense and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the decrease in selling, general and administrative expenses.
Total Other Income. Total other income for the current quarter decreased by approximately $2,006,000, when compared with the second quarter of 2008, primarily due to lower investment income due to lower interest rates.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the second quarter of 2009 decreased by approximately $14,649,000, or 55%, when compared with the same quarter last year primarily due to the reduced operating margin and the decrease in total other income.
SIX MONTHS ENDED JUNE 30, 2009, VERSUS SIX MONTHS ENDED JUNE 30, 2008
Net Sales. Net sales for the six months ended June 30, 2009 decreased by approximately $137,289,000, or 39%, when compared with the same period last year. Net sales of the Company’s automotive mirrors decreased by approximately $135,711,000, or 40% period over period, as auto-dimming mirror unit shipments decreased by 42% from approximately 8,080,000 in the first six months of 2008 to approximately 4,703,000 in the first six months of 2009. The decrease was primarily due to lower light vehicle production levels globally. Unit shipments to customers in North America decreased by 53% during the first six months of 2009 versus the same period in 2008, primarily due to lower light vehicle production levels. Mirror unit shipments to automotive customers outside North America decreased by 35% period over period, primarily due to lower light vehicle production levels in Asia and Europe. Net sales of the Company’s fire protection products decreased 14% period over period, primarily due to the weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 65.1% in the six months ended June 30, 2008, to 72.5% in the six months ended June 30, 2009. This period-over-period percentage increase primarily reflected the Company’s inability to leverage fixed overhead costs due to decreased sales resulting from lower light vehicle production levels globally, annual customer price reductions and foreign exchange rates, which were partially offset by purchasing cost reductions. Approximately three-quarters of the period-over-period increase in cost of goods sold was due to the Company’s inability to leverage fixed overhead costs. Each remaining negative and positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by 1-2 percentage points.
Operating Expenses. For the six months ended June 30, 2009, engineering, research and development expenses decreased 14% and approximately $3,533,000, when compared with the same period last year, primarily due to reduced employee compensation expense. Selling, general and administrative expenses decreased 13% and approximately $2,590,000 for the six months ended June 30, 2009, when compared with the same period last year, primarily due to reduced employee compensation expense and foreign exchange rates. Foreign exchange rates accounted for approximately four percentage points of the decrease in selling, general and administrative expenses.
Total Other Income (expense). Investment income for the six months ended June 30, 2009, decreased by approximately $5,240,000, when compared with the same period last year, primarily due to lower interest rates.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of approximately $1,291,000 was recognized in the first quarter of 2009 due to unrealized losses on equity investments (refer to investment footnote for additional details).
Other-net for the six months ended June 30, 2009, decreased approximately $5,537,000 when compared with the same period last year, primarily due to higher realized losses on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2009, primarily due to the domestic manufacturing deduction.
Net Income. Net income decreased by approximately $46,654,000, or 81% for the six months ended June 30, 2009, when compared with the same period last year, primarily due to reduced operating margin and the decrease in total other income (expense).
FINANCIAL CONDITION:
Cash flow from operating activities for the six months ended June 30, 2009, decreased approximately $22,794,000 to approximately $49,538,000, compared with approximately $72,331,000, for the same period last year, primarily due to the decrease in net income, partially offset by a decrease in inventory and prepaid expenses. Capital expenditures for the six months ended June 30, 2009, were $11,457,000, compared with $28,593,000 for the same period last year, primarily due to reduced production equipment purchases.
Cash and cash equivalents as of June 30, 2009, increased approximately $35,192,000 compared with December 31, 2008. The increase was primarily due to fixed income investment maturities and cash flow from operations, partially offset by dividends paid.
Short-term investments as of June 30, 2009, decreased approximately $23,073,000 compared with December 31, 2008, primarily due to fixed income investment maturities that were not re-invested as of June 30, 2009.
Accounts receivable as of June 30, 2009, increased approximately $6,921,000 compared with December 31, 2008, primarily due to monthly sales within each quarter.
Inventories as of June 30, 2009, decreased approximately $6,613,000 compared with December 31, 2008. The decrease was primarily the result of working down long lead time electronic component raw materials inventory, which was partially offset by increased finished goods inventory. Finished goods inventory as of June 30, 2009, increased compared with December 31, 2008, in anticipation of the Company’s July 1, 2009 implementation of its Enterprise Resource Planning System (refer to “Trends and Developments” for additional details).
Prepaid expenses and other current assets as of June 30, 2009, decreased approximately $11,441,000 compared to December 31, 2008. The decrease was due to a reduction in the Company’s refundable income taxes.

Management considers the Company’s working capital and long-term investments totaling approximately $487,596,000 as of June 30, 2009, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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
1,971,829 shares remain authorized to be repurchased under the plan as of June 30, 2009.
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

TRENDS AND DEVELOPMENTS:
The Company previously announced certain development programs with several automakers for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. In addition, the Company previously announced a number of OEM and dealer or port-installed programs for its RCD Mirror. During the current quarter, the Company announced that its RCD Mirror is offered on the 2010 Ford Fusion, Ford Mustang and the Mercury Milan as a stand-alone option or as part of a driver’s vision package. The Company also announced that its RCD Mirror is offered on the new Toyota Corolla Verso multi-purpose vehicle. The Company recently announced that its RCD Mirror is offered on the 2010 Toyota Tundra and Sequoia. The Company is currently shipping auto-dimming mirrors with RCD for 33 vehicle models.
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
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature, to General Motors, Chrysler, BMW, Audi, Opel/Vauxhall and Toyota. During the current quarter, the Company announced that SmartBeam is offered on the 2010 Range Rover, BMW 1 Series and the BMW Z4 Coupe/Roadster. The Company also recently announced that SmartBeam is offered on the 2010 Range Rover Sport and Discovery 4 sport utility vehicles. The Company is currently shipping auto-dimming mirrors with SmartBeam for 25 vehicle models.
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. Gentex will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variably dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing, based on the latest information available, now expects the first delivery of the 787 Dreamliner series of aircraft to occur in early 2010. Delays were due to the impact of the machinists’ strike, fastener replacement work and production issues due to complexity, which did not relate to the Company’s product. The Company anticipates that it will begin to deliver our windows to the production line in the second half of 2009. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.
On May 14, 2009, the Company announced the development of its first carbon monoxide (CO) alarm designed primarily for applications such as hotels, motels, hospitals, college dormitories and nursing homes. The new product introduction comes at a time when over twenty states are currently mandating carbon monoxide detection. The new carbon monoxide alarm utilizes established sensing technology to deliver reliable performance whenever CO detection is required. The product is in compliance with Underwriters Laboratories 2034 and National Fire Protection Association 720, and is being shipped to leading electrical wholesalers, security product distributors and engineered systems distributors.
The Company currently estimates that top line revenue will decline approximately 10% in the third quarter of 2009 compared with the same period in 2008, based on the current forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt our shipments to these customers, making forecasting difficult. Due to the significant uncertainties with global vehicle production volumes, the global economy and financial markets, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the third quarter of 2009 at this time. The Company also estimates that engineering, research and development expenses are currently expected to decrease approximately 10% in the third quarter of 2009 compared with the same period in 2008, primarily due to reduced employee compensation expense. Selling, general and administrative expenses are currently expected to decrease approximately 10% the third quarter of 2009 compared with the same period in 2008, primarily due to reduced employee compensation expense and foreign exchange rates.

The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s end-of-June forecast for light vehicle production for the third quarter of 2009 are approximately 2.2 million units for North America, 4.2 million for Europe and 2.7 million for Japan and Korea. CSM’s end-of-June forecast for light vehicle production for calendar year 2009 are approximately 8.0 million for North America, 16.3 million for Europe and 10.3 million for Japan and Korea.
The Company is subject to increased market risk exposures of varying correlations and volatilities due to the turmoil in the financial markets, including foreign exchange rate risk, interest rate risk and equity price risk. Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended June 30, 2009, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2008, although certain risks have increased as noted above.
The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company is significantly affected by weak economic conditions in worldwide markets that are reducing demand for its products.
Automakers, now more than ever before, have been experiencing increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.
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
While the automotive industry has always been cyclical and highly impacted by levels of economic activity, the current environment (global recession, credit crisis, decline in consumer confidence, government loans to certain OEM’s that require certain conditions to be met) is unprecedented and is causing increased financial and production stresses evidenced by lower domestic production levels, customer and supplier bankruptcies, extended automotive plant shutdowns, consumer preference shift to smaller vehicles where we have a lower penetration rate and lower content per vehicle due to fuel costs, overcapacity and commodity material cost increases. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, our share price.
In light of the well-publicized financial stresses within the worldwide automotive industry, certain automakers have filed for bankruptcy and other automakers and tier one mirror customers are considering bankruptcy and/or the sale of certain business segments. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, our share price. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectibility of receivables.

The Company increased its allowance for doubtful accounts by $3.8 million in the fourth quarter of 2008 related to financially distressed Tier 1 automotive customers. While the Company is making progress in collecting a portion of the significantly past due account balances from certain customers, the overall allowance for doubtful accounts related to all financially distressed Tier 1 automotive customers remains unchanged as of the end of the current quarter.
As of June 30, 2009, the Company has been paid for all pre-petition bankruptcy receivables relating to Chrysler who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on April 30, 2009. After June 30, 2009, the Company received payment for all pre-petition bankruptcy receivables relating to General Motors who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 1, 2009.
The Company implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at our Zeeland, Michigan locations. To date, we have not experienced any significant issues during the implementation process. However, there is no guarantee that all system components will function as intended in the future. In addition, the Company is planning to implement the second phase of its new ERP System by the end of calendar year 2009, which will include two overseas office locations and additional lean manufacturing production line scheduling and business reporting capabilities. While we believe that all necessary system development processes, testing procedures and user training that is planned for phase two will be adequate and completed prior to final implementation, there is no guarantee that all system components will function as intended at the time of the phase two implementation. Unanticipated failure(s) could cause delays in our ability to produce or ship its products, process transactions, or otherwise conduct business in its markets, resulting in material financial risk.
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
Item 4. Controls And Procedures.
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2009, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of June 30, 2009, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the impact of stock option expense, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential additional customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain newer products (e.g. SmartBeam and Rear Camera Display Mirror), and other risks identified in the Company’s filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Item 4. Submission Of Matters To A Vote Of Security Holders.
(a)	The annual meeting of the shareholders of the Company was held on May 14, 2009.

(b)	Nominees Fred Bauer, Gary Goode and James Wallace were elected to serve three-year terms on the Company’s Board of Directors by the following votes.

	Fred Bauer	Gary Goode	James Wallace
For	122,651,715	123,860,054	117,772,546
Against	—	—	—
Withheld	3,611,037	2,402,698	8,490,206
The terms of office for incumbent directors Fred Sotok, John Mulder, Wallace Tsuha, Arlyn Lanting, Kenneth La Grand and Rande Somma continued after the meeting.
(c)	A proposal to ratify the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ended December 31, 2009, was approved by the following vote:

For	125,447,488
Against	668,883
Abstain/Broker Non-votes	146,381
See Part II, Item 4(b), with respect to the election of the Directors.

(d)	N/A
Item 6. Exhibits.
See Exhibit Index on Page 20.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION
Date: August 4, 2009	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: August 4, 2009	/s/ Steven A. Dykman
Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)	Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Indicates a compensatory plan or arrangement.