Form 10-Q
period 2009-09-30
GENTEX CORP
filed 2009-11-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements.
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
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 22, 2009
Common Stock, $0.06 Par Value	137,835,871
Exhibit Index located at page 20

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$335,829,868	$294,306,512
Short-term investments	14,170,466	29,177,273
Accounts receivable, net	74,336,716	44,528,810
Inventories	46,678,434	54,993,855
Prepaid expenses and other	23,983,882	34,145,509

Total current assets	494,999,366	457,151,959

PLANT AND EQUIPMENT — NET	202,454,289	214,951,719

OTHER ASSETS
Long-term investments	92,844,598	81,348,942
Patents and other assets, net	10,387,322	9,650,760

Total other assets	103,231,920	90,999,702

Total assets	$800,685,575	$763,103,380

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$32,221,450	$19,706,159
Accrued liabilities	41,186,708	29,766,279

Total current liabilities	73,408,158	49,472,438

DEFERRED INCOME TAXES	18,514,914	15,034,620

SHAREHOLDERS’ INVESTMENT
Common stock	8,270,152	8,258,010
Additional paid-in capital	261,173,973	253,821,363
Retained earnings	424,106,719	434,975,514
Other shareholders’ investment	15,211,659	1,541,435

Total shareholders’ investment	708,762,503	698,596,322

Total liabilities and shareholders’ investment	$800,685,575	$763,103,380

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$155,741,847	$153,056,570	$366,915,101	$501,518,401

COST OF GOODS SOLD	101,386,005	106,359,938	254,454,384	333,094,524

Gross profit	54,355,842	46,696,632	112,460,717	168,423,877

OPERATING EXPENSES:
Engineering, research and development	11,955,915	13,101,431	34,557,839	39,236,174
Selling, general & administrative	9,296,514	10,324,190	26,522,075	30,139,806

Total operating expenses	21,252,429	23,425,621	61,079,914	69,375,980

Income from operations	33,103,413	23,271,011	51,380,803	99,047,897

OTHER INCOME (EXPENSE)
Investment income	567,664	2,949,412	2,627,968	10,249,623
Impairment loss on available-for-sale securities	0	0	(1,290,590)	0
Other, net	1,911,329	(3,515,596)	(1,219,762)	(1,110,016)

Total other income (expense)	2,478,993	(566,184)	117,616	9,139,607

Income before provision for income taxes	35,582,406	22,704,827	51,498,419	108,187,504

PROVISION FOR INCOME TAXES	11,645,552	7,558,271	16,909,189	35,734,452

NET INCOME	$23,936,854	$15,146,556	$34,589,230	$72,453,052

EARNINGS PER SHARE:
Basic	$0.17	$0.11	$0.25	$0.51
Diluted	$0.17	$0.11	$0.25	$0.51

Cash Dividends Declared per Share	$0.11	$0.11	$0.33	$0.32
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,589,230	$72,453,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,895,520	27,192,983
(Gain) loss on disposal of assets	409,489	674,471
(Gain) loss on sale of investments	2,086,250	899,317
Impairment loss on available-for-sale securities	1,290,590	0
Deferred income taxes	(5,208,670)	2,771,058
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	6,876,619	7,653,209
Excess tax benefits from stock-based compensation	0	(62,647)
Change in operating assets and liabilities:
Accounts receivable, net	(29,807,906)	(6,762,945)
Inventories	8,315,421	(7,848,893)
Prepaid expenses and other	12,264,207	503,283
Accounts payable	12,515,291	(13,795)
Accrued liabilities, excluding dividends declared	11,398,168	(6,452,290)

Net cash provided by (used for) operating activities	83,624,209	91,006,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(16,452,961)	(38,206,068)
Proceeds from sale of plant and equipment	10,754	11,002
(Increase) decrease in investments	18,952,520	40,273,213
(Increase) decrease in other assets	336,465	(774,474)

Net cash provided by (used for) investing activities	2,846,778	1,303,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	488,133	11,693,703
Cash dividends paid	(45,435,764)	(45,097,502)
Repurchases of common stock	0	(93,352,675)
Excess tax benefits from stock-based compensation	0	62,647

Net cash provided by (used for) financing activities	(44,947,631)	(126,693,827)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,523,356	(34,383,351)

CASH AND CASH EQUIVALENTS, beginning of period	294,306,512	317,717,093

CASH AND CASH EQUIVALENTS, end of period	$335,829,868	$283,333,742

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2008 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2009, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance at Accounting Standards Codification (“ASC”) 105, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). The standard establishes FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws, are also sources of authoritative U.S. GAAP for U.S. SEC registrants. ASC 105 is effective for interim or annual financial periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is non-authoritative. The adoption of the codification standards, during the current quarter, did not have a material impact on the Company’s consolidated financial statements.
In June 2008, FASB issued authoritative guidance located at ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260”). The standard states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The standard is effective for fiscal years beginning after December 15, 2008. The Company concluded that the adoption of ASC 260 did not have a material impact on its reported basic and diluted earnings per share amounts.
In May 2009, FASB issued authoritative guidance at ASC 855, “Subsequent Events”. The standard establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events from its interim balance sheet date of September 30, 2009, to November 3, 2009, and concluded that no events/transactions require disclosure or recognition in its consolidated financial statements.
In April 2009, FASB issued authoritative guidance at ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly”, and “Recognition and Presentation of Other-Than-Temporary Impairments”. This standard provides additional application guidance and enhanced disclosures about fair value measurements and impairments of securities, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The standard established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. There was no impact to the Company’s consolidated financial statements as a result of the adoption of this standard.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(3)	Adoption of New Accounting Standards (Continued)
In September 2009, FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2009-12”). ASU 2009-12 amends ASC 820 by providing additional guidance on measuring the fair value of certain alternative investments. The amended guidance is effective for interim or annual financial periods ending after December 15, 2009. The amended guidance is not expected to have an impact on the Company’s consolidated financial statements.
In April 2009, FASB issued authoritative guidance at ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”. This ASC expands the fair value disclosures required for all financial instruments to interim periods. There was no impact to the consolidated financial statements as a result of the adoption of this ASC. The required disclosures regarding fair value financial instruments are included in Note 4 to the consolidated financial statements.
(4)	Investments
FASB issued authoritative guidance at ASC 820, “Fair Value Measurements”. This standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit or, in some cases, require estimates of fair-market value. This standard also expands financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings.
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in the first quarter of 2008, and to its non-financial assets and liabilities in the first quarter of 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$335,829,868	$335,829,868	$—	$—
Short-Term Investments	14,170,466	14,170,466	—	—
Long-Term Investments	92,844,598	92,844,598	—	—

Net	$442,844,932	$442,844,932	$—	$—

The Company’s short-term investments primarily consist of Government Securities. Long-term investments primarily consist of marketable equity securities.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2009:

		Unrealized
	Cost	Gains	Losses	Market value

Government Agency	$14,079,694	$10,080	$(3,803)	$14,085,971
Certificates of Deposit	—	—	—	—
Corporate Bonds	—	—	—	—
Other Fixed income	84,495	—	—	84,495
Equity	73,442,779	19,731,330	(329,511)	92,844,598

	$87,606,968	$19,741,410	$(333,314)	$107,015,064

Unrealized losses on investments as of September 30, 2009 (excluding other-than-temporary impairments), are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(333,314)	$13,451,782
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other than temporary at December 31, 2008. The Company considered additional equity investment losses of $1,290,590 to be other than temporary at March 31, 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No additional equity investment losses were considered to be other than temporary at June 30, 2009 and September 30, 2009.
Fixed income securities as of September 30, 2009, have contractual maturities as follows:

Due within one year	$14,085,971
Due Between one and five years	—
Due over five years	—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2009	December 31, 2008
Raw materials	$29,289,627	$36,164,930
Work-in-process	6,458,181	6,787,891
Finished goods	10,930,626	12,041,034

	$46,678,434	$54,993,855

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerators:
Numerator for both basic and diluted EPS, net income	$23,936,854	$15,146,556	$34,589,230	$72,453,052

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	137,216,748	140,233,348	137,163,501	141,913,581
Potentially dilutive shares resulting from stock plans	494,110	210,304	383,209	301,412

Denominator for diluted EPS	137,710,858	140,443,652	137,546,710	142,214,993

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	7,567,738	7,708,950	8,601,081	6,030,965
(7)	Stock-Based Compensation Plans
At September 30, 2009, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2008, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $1,911,198 and $5,587,206 for the third quarter and nine months ended September 30, 2009, respectively. Compensation cost capitalized as part of inventory as of September 30, 2009, was $112,970.

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
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Dividend yield	2.67%	2.15%	2.59%	2.09%
Expected volatility	39.79%	31.57%	38.72%	30.89%
Risk-free interest rate	2.33%	2.98%	2.18%	2.94%
Expected term of options (in years)	4.26	4.31	4.25	4.31
Weighted-average grant-date fair value	$4.18	$3.77	$3.39	$3.77
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of September 30, 2009, there was $10,204,667 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.0 years.
Non-employee Director Stock Option Plan
As of September 30, 2009, there was $44,899 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2009 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by shareholders. The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of September 30, 2009, the .Company had unearned stock-based compensation of $4,446,727 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2009, were $516,320 and $1,289,413, respectively.
(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	September 30, 2009	September 30, 2008
Quarter Ended	$31,538,084	$5,550,210
Nine Months Ended	$48,259,454	$51,081,405

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(9)	The increase in common stock during the nine months ended September 30, 2009, was primarily due to the issuance of 202,369 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in the first, second and third quarters. The third quarter dividend of approximately $15,162,000, was declared on August 18, 2009, and was paid on October 16, 2009.
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Automotive Products	$151,088,880	$147,290,164	$352,245,253	$484,157,368
Other	4,652,967	5,766,406	14,669,848	17,361,033

Total	$155,741,847	$153,056,570	$366,915,101	$501,518,401

Income (loss) from Operations:
Automotive Products	$33,864,759	$23,292,326	$52,855,970	$99,229,035
Other	(761,346)	(21,315)	(1,475,167)	(181,138)

Total	$33,103,413	$23,271,011	$51,380,803	$99,047,897

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows sales were negligible during the third quarter and nine months ended September 30, 2009, which resulted in a larger loss from operations for the “Other” category.

GENTEX CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
THIRD QUARTER 2009 VERSUS THIRD QUARTER 2008
Net Sales. Net sales for the third quarter of 2009 increased by approximately $2,685,000, or 2%, when compared with the third quarter last year. Net sales of the Company’s automotive mirrors increased by approximately $3,799,000, or 3%, in the third quarter of 2009, when compared with the third quarter last year, primarily due to increased penetration of advanced featured mirrors. Auto-dimming mirror unit shipments decreased 7% from approximately 3,528,000 in the third quarter 2008 to approximately 3,297,000 in the current quarter. Unit shipments to customers in North America for the current quarter decreased by 4% compared with the third quarter of the prior year, primarily due to lower light vehicle production levels. Mirror unit shipments for the current quarter to automotive customers outside North America decreased by 8% compared with the third quarter in 2008, primarily due to lower light vehicle production levels in Asia and Europe. Net sales of the Company’s fire protection products decreased 19% for the current quarter versus the same quarter of last year, primarily due to the weaker commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 69.5% in the third quarter of 2008 to 65.1% in the third quarter of 2009. This period-over-period percentage decrease primarily reflected purchasing cost reductions, reduced fixed overhead costs and improved product mix, partially offset by annual customer price reductions. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales by 1-2 percentage points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter decreased 9% and approximately $1,146,000 when compared with the same quarter last year, primarily due to reduced employee compensation expense. Selling, general and administrative expenses decreased 10% and approximately $1,028,000, for the current quarter, when compared with the same quarter last year, primarily due to reduced overseas office expenses, reduced travel related expenses and foreign exchange rates. Each factor is estimated to have impacted selling, general and administrative expenses equally.
Total Other Income (Expense). Investment income for the current quarter decreased by approximately $2,382,000, when compared with the third quarter of 2008, primarily due to lower investment income due to lower interest rates.
Other-net for the current quarter increased approximately $5,427,000 when compared with the third quarter of 2008, primarily due to realized gains on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the third quarter of 2009 increased by approximately $8,790,000, or 58%, when compared with the same quarter last year primarily due to the increased operating margin and the increase in total other income.
NINE MONTHS ENDED SEPTEMBER 30, 2009, VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2008
Net Sales. Net sales for the nine months ended September 30, 2009 decreased by approximately $134,603,000, or 27%, when compared with the same period last year. Net sales of the Company’s automotive mirrors decreased by approximately $131,912,000, or 27%, period over period, as auto-dimming mirror unit shipments decreased by 31% from approximately 11,593,000 in the first nine months of 2008 to approximately 8,000,000 in the first nine months of 2009. The decrease was primarily due to lower light vehicle production levels globally. Unit shipments to customers in North America decreased by 39% during the first nine months of 2009 versus the same period in 2008, primarily due to lower light vehicle production levels. Mirror unit shipments to automotive customers outside North America decreased by 26% period over period, primarily due to lower light vehicle production levels in Asia and Europe. Net sales of the Company’s fire protection products decreased 16% period over period, primarily due to the weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 66.4% in the nine months ended September 30, 2008, to 69.3% in the nine months ended September 30, 2009. This period-over-period percentage increase primarily reflected the Company’s inability to leverage fixed overhead costs due to decreased sales resulting from lower light vehicle production levels globally. The impact of annual customer price reductions was offset by purchasing cost reductions.
Operating Expenses. For the nine months ended September 30, 2009, engineering, research and development expenses decreased 12% and approximately $4,678,000, when compared with the same period last year, primarily due to reduced employee compensation expense. Selling, general and administrative expenses decreased 12% and approximately $3,618,000 for the nine months ended September 30, 2009, when compared with the same period last year, primarily due to reduced employee compensation expense and foreign exchange rates. Foreign exchange rates accounted for approximately one third of the decrease in selling, general and administrative expenses.
Total Other Income (expense). Investment income for the nine months ended September 30, 2009, decreased by approximately $7,622,000, when compared with the same period last year, primarily due to lower investment income due to lower interest rates.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of approximately $1,291,000 was recognized in the first quarter of 2009 due to unrealized losses on equity investments (refer to investment footnote for additional details).
Other-net for the nine months ended September 30, 2009, decreased approximately $110,000 when compared with the same period last year, primarily due to realized losses on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2009, primarily due to the domestic manufacturing deduction.
Net Income. Net income decreased by approximately $37,864,000, or 52% for the nine months ended September 30, 2009, when compared with the same period last year, primarily due to reduced operating margin.
FINANCIAL CONDITION:
Cash flow from operating activities for the nine months ended September 30, 2009, decreased approximately $7,383,000 to approximately $83,624,000, compared with approximately $91,007,000, for the same period last year, primarily due to the decrease in net income, partially offset by a decrease in inventory and an increase in accrued liabilities. Capital expenditures for the nine months ended September 30, 2009, were $16,453,000, compared with $38,206,000 for the same period last year, primarily due to reduced production equipment purchases.
Cash and cash equivalents as of September 30, 2009, increased approximately $41,523,000 compared with December 31, 2008. The increase was primarily due to cash flow from operations, partially offset by dividends paid.
Accounts receivable as of September 30, 2009, increased approximately $29,808,000 compared with December 31, 2008, primarily due to the higher sales level as well as monthly sales within each quarter.
Inventories as of September 30, 2009, decreased approximately $8,315,000 compared with December 31, 2008. The decrease was primarily the result of a reduction in long lead time electronic component raw materials inventory.
Prepaid expenses and other current assets as of September 30, 2009, decreased approximately $10,162,000 compared to December 31, 2008. The decrease was primarily due to a reduction in the Company’s refundable income taxes.
Long-term investments as of September 30, 2009, increased approximately $11,496,000 compared to December 31, 2008. The increase was primarily due to an increase in unrealized gains in equity investments, partially offset by the sale of equity securities not re-invested as of September 30, 2009.

Accounts payable as of September 30, 2009, increased $12,515,000 compared to December 31, 2008, primarily due to increased production levels.
Management considers the Company’s working capital and long-term investments totaling approximately $514,436,000 as of September 30, 2009, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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

1,971,829 shares remain authorized to be repurchased under the plan as of September 30, 2009.
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

TRENDS AND DEVELOPMENTS:
The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. The Company recently announced that its RCD Mirror is offered on the 2010 Kia Sorento, Opirus, Forte and Morning in the Korean market. The Company also announced that its RCD Mirror is offered on the new Daithatsu Mira Cocoa mini-passenger vehicle in Japan. The Company started shipping RCD Mirrors to Acura/Honda, who does not allow suppliers to announce vehicle programs in a news release. The Company is currently shipping auto-dimming mirrors with RCD for 55 vehicle models.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then has two years to determine how automakers must meet the rules, which may include the use of additional mirrors, sensors, rear back-up cameras (which could be in a mirror, navigation systems or other LCD display). Once NHTSA publishes the new rules, automakers will have 48 months to comply with those rules for vehicles in the United States. The Company’s RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature, to General Motors, Chrysler, BMW, Audi, Opel/Vauxhall, Toyota, Tata/Land Rover and Rolls Royce. During the current quarter, the Company announced that SmartBeam is offered on the 2010 BMW X1 Series and the Opel/Vauxhall Astra. The Company is currently shipping auto-dimming mirrors with SmartBeam for 32 vehicle models.
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variably dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid-2007. Boeing, based on the latest information available, now expects the first delivery of the 787 Dreamliner series of aircraft to occur in late 2010. Delays were due to the impact of the machinists’ strike, fastener replacement work and production issues due to complexity, which did not relate to the Company’s product. The Company anticipates that it will begin to deliver our windows to the production line in the first half of 2010. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane. The Company began shipping parts for the King Air 350i airplane in mid-2009 in low volume.
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
The Company currently estimates that top line revenue will increase approximately 30-35% in the fourth quarter of 2009 compared with the same period in 2008, based on the current forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on current light vehicle production forecasts for the fourth quarter of 2009 in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, customer inventory management, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt our shipments to these customers, making forecasting difficult. The Company also estimates that engineering, research and development expenses are currently expected to be flat in the fourth quarter of 2009 compared with the same period in 2008, primarily due to increased variable employee compensation expense, offset by reduced headcount. Selling, general and administrative expenses are currently expected to increase approximately 10% the fourth quarter of 2009 compared with the same period in 2008, primarily due to increased variable employee compensation expense and foreign exchange rates.

The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s end-of-September forecast for light vehicle production for the fourth quarter of 2009 are approximately 2.7 million units for North America, 4.3 million for Europe and 2.9 million for Japan and Korea. CSM’s end-of-September forecast for light vehicle production for calendar year 2009 are approximately 8.6 million for North America, 16.1 million for Europe and 10.4 million for Japan and Korea.
The global governmental vehicle stimulus programs, such as the “Cash for Clunkers” program in the United States, did not have a significant direct effect on the Company’s production levels in the third quarter of 2009, since the smaller vehicles that people were mostly purchasing were those that typically did not contain significant Gentex content. However, there may have been some indirect effect due to the increased showroom traffic that those programs created. While the governmental stimulus programs were in effect, automotive vehicle sales were temporarily higher than automotive production levels. Now that sales have decreased and the scenario has reversed, automakers, at some point, will need to adjust their production plans for the lower sales levels.
The Company is subject to increased market risk exposures of varying correlations and volatilities due to the turmoil in the financial markets, including foreign exchange rate risk, interest rate risk and equity price risk. Uncertain equity markets could negatively impact the Company’s financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended September 30, 2009, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2008, although certain risks have increased as noted above.
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
The Company continues to experience significant pricing pressures from its automotive customers, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which pose increasing challenges in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s sales growth, margins, profitability and, as a result, its share price. The Company also continues to experience pressure for select raw material cost increases.
While the automotive industry has always been cyclical and highly impacted by levels of economic activity, the current environment (global recession, credit crisis, decline in consumer confidence, government loans to certain OEM’s that require certain conditions to be met) is unprecedented and is causing increased financial and production stresses evidenced by volatile production levels, supplier part shortages, customer and supplier bankruptcies, automotive plant shutdowns, consumer preference shift to smaller vehicles where the Company has a lower penetration rate and lower content per vehicle due to fuel costs, overcapacity and commodity material cost increases. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.

In light of the well-publicized financial stresses within the worldwide automotive industry, certain automakers have filed for bankruptcy and other automakers and tier one mirror customers are considering bankruptcy and/or the sale of certain business segments. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, sales, margins, profitability and, as a result, its share price. The current uncertain economic environment continues to cause increased financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectibility of receivables.
The Company increased its allowance for doubtful accounts by $3.8 million in the fourth quarter of 2008 related to financially distressed Tier 1 automotive customers. While the Company has made progress in collecting a portion of the significantly past due account balances from certain customers, the overall allowance for doubtful accounts related to all financially distressed Tier 1 automotive customers remains unchanged as of the end of the current quarter.
As of June 30, 2009, the Company has been paid for all pre-petition bankruptcy receivables relating to Chrysler who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on April 30, 2009. As of September 30, 2009, the Company received payment for all pre-petition bankruptcy receivables relating to General Motors who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 1, 2009.
The Company implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at its Zeeland, Michigan locations. To date, the Company has not experienced any significant issues during the implementation process. However, there is no guarantee that all system components will function as intended in the future. In addition, the Company is planning to implement the second phase of its new ERP System by the end of calendar year 2009, which will include one overseas office and additional lean manufacturing production line scheduling and business reporting capabilities. While we believe that all necessary system development processes, testing procedures and user training that is planned for phase two will be adequate and completed prior to final implementation, there is no guarantee that all system components will function as intended at the time of the phase two implementation. Unanticipated failure(s) could cause delays in the Company’s ability to produce or ship its products, process transactions, or otherwise conduct business in its markets, resulting in material financial risk.
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
Item 4. Controls And Procedures.
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2009, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of September 30, 2009, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential additional customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain products (e.g. SmartBeam and Rear Camera Display Mirror), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

GENTEX CORPORATION

Date: November 3, 2009	/s/ Fred T. Bauer

Fred T. Bauer
Chairman and Chief Executive Officer

Date: November 3, 2009	/s/ Steven A. Dykman

Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description	Page

3	(a)
Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3	(b)
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

10	(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10	(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10	(b)(1)
Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10	(b)(2)
First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10	(b)(3)
Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10	(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10	(b)(5)
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10	(b)(6)
Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.		Description	Page

*10	(b)(7)
Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10	(b)(8)
Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

10	(c)
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1		Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	22

31.2		Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	23

32		Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	24

*	Indicates a compensatory plan or arrangement.