Form 10-K
period 2009-12-31
GENTEX CORP
filed 2010-02-23
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to                      .
Commission File No.: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of Incorporation of organization)	38-2030505 (I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan (Address of principal executive offices)	49464 (Zip Code)
(616) 772-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common Stock, par value $.06 per share	Name of each exchange on which registered Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☑ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes: ☐ No: ☐

*	The registrant has not yet been phased into the interactive data requirements
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), 131,241,753 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $1,522,404,335 computed at the closing price on that date.
As of February 9, 2010, 138,931,893 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.
Exhibit Index located at Page 51

Part I
Item 1. Business.
(a)	General Development of Business

Gentex Corporation (the Company) designs, develops, manufactures and markets proprietary products employing electro-optic technology: automatic-dimming rearview automotive mirrors with electronic features and fire protection products. The Company also developed and manufactures variable dimmable windows for the aircraft industry and non-automatic-dimming rearview automotive mirrors with electronic features.

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

During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®. During 2009, the Company began shipping auto-dimming mirrors with SmartBeam® on fifteen additional models for Audi, Opel/Vauxhall, Bavarian Motor Works, A.G. (BMW), Toyota, Rolls Royce and Tata/Land Rover. Also during 2009, the Company expanded the capabilities of its SmartBeam® product to include Variable Forward Lighting (VFL) and Dynamic Forward Lighting (DFL). VFL also automates high-beam and low-beam switching. But, in addition, by communicating with the vehicle’s dynamic-leveling headlamp systems, it produces “continuously variable low beams” — automatically extending and contracting the low-beam patterns. This technology provides an added level of forward lighting optimization by maximizing both low and high beams. DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System.

During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows the vehicle operator a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of Original Equipment Manufacturer (OEM) programs and dealer or port-installed programs for its RCD Mirror. During 2008, the Company announced that its RCD Mirror was available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories, in addition to announcing that its RCD Mirror was available on additional models. During 2009, the Company announced that its RCD Mirror is available on 34 additional vehicle models, as OEM programs or dealer or port-installed programs, for Acura, Daihatsu, Ford, General Motors, Hyundai/Kia, Mitsubishi, Nissan, Subaru and Toyota.

During 2005, the Company entered into an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company shipped the first set of variably dimmable aircraft windows for test planes in mid 2007. Based on the latest available information, Boeing now expects the first delivery of the 787 Dreamliner series of aircraft to occur in late 2010. The Company anticipates that it will begin to deliver windows to the Boeing production line in the first half of 2010. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for passenger-cabin windows on the 2010 Beechcraft King Air 350i airplane. The Company began shipping parts for the King Air 350i airplane in mid-2009 in low volume.

In 2009, the Company announced the development of its first Carbon Monoxide (CO) Alarm designed primarily for applications such as hotels, motels, hospitals, college dormitories and nursing homes.

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
Automotive Mirrors
Automatic-Dimming Rearview Mirrors
Interior Auto-Dimming Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The interior auto-dimming mirror offers all of the continuous reflectance levels between its approximate 87% full-reflectance state and its 7% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company’s proprietary electrochromic materials. When the appropriate light differential is detected by the sensors, an electric current causes the elctrochromic material to darken, decreasing the mirror’s reflectance, thereby eliminating glare.
During 1991, the Company began shipping the first advanced-feature interior auto-dimming mirror, the auto-dimming headlamp control mirror, an automatic-dimming mirror that automatically turns car head- and taillamps “on” and “off” at dusk and dawn in response to the level of light observed. During 1993, the Company began shipping an auto-dimming compass mirror, with an electronic compass that automatically compensates for changes in the earth’s magnetic field. During 1997, the Company began shipping a new interior auto-dimming mirror that digitally displays either a compass or outside temperature reading. During 1998, the Company began shipping new compass mirrors with light-emitting diode (LED) map lamps, a major improvement over mirrors with standard incandescent map lamps, including extremely long life, low heat generation, lower current draw, more resistance to shock, and lower total cost of ownership. In 2000, the Company began shipping to General Motors interior auto-dimming mirrors that serve as the driver interface for the OnStar® System, an in-vehicle safety, security and information service using Global Positioning System (GPS) satellite technology. OnStar® is a registered trademark of OnStar® Corporation.
During 2001 and 2002, the Company began making shipments of its auto-dimming mirrors for a number of small/mid-sized, medium-priced vehicles, including the Toyota Camry, Matrix and Corolla; Ford Taurus and Mercury Sable; Volkswagen Passat, Jetta, Golf GTI and Beetle; Nissan Altima; Opel cross car line; Chrysler Sebring Coupe; Hyundai Santa Fe and Sonata; and Kia Optima and Sorento. During 2008, the Company began making shipments of its auto-dimming mirrors for additional small/mid-sized, medium-priced vehicles, including the Honda Civic and Accord; and the popular Ford Focus and Fiesta in Europe. The Company continues to expand its shipments of auto-dimming mirrors for this segment, including the Toyota IQ, Yaris and Verso; Ford Fusion; and the BMW 1 Series.
During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of DaimlerChrylser’s “U-Connect®” telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford’s “Sync®” telematics system.
During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models in Europe and other select markets. During 2006 through 2008, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 3, 5 and 6 Series in North America; BMW X5 and X6 models; Cadillac Escalade; Chrysler 300C; Audi A4, A5 and Q7; Opel Insignia; Chrysler Town & Country minivan and the Toyota Venza crossover sedan. During 2009, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 1 Series, X1 and Z4 models; Tata Motors Land Rover Discovery 4, Range Rover and Range Rover Sport; Opel/Vauxhall Astra; Lexus RX350 and LS Sedan; Audi All Road, A5 Cabrio and A5 Sportback; and Rolls Royce Phantom, Ghost and Drophead Coupe. The Company shipped approximately 437,000 SmartBeam® units in calendar year 2009 and is currently shipping auto-dimming mirrors with SmartBeam® for 33 vehicle models.

During 2006, the Company announced development programs with several automakers for its RCD Mirror that shows a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for the Ford Expedition, Ford F150, Lincoln Navigator, Lincoln Mark LT and the Kia Mohave in the Korean market. The Company also began shipping auto-dimming mirrors with RCD for the Mazda CX-9 as a dealer or port-installed program. In addition, the Company began shipping auto-dimming mirrors with RCD for the Toyota Camry as a dealer or port-installed option through Gulf States Toyota, one of two independent Toyota distributorships that cover dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. During 2008, the Company began shipping auto-dimming mirrors with RCD for the Hyundai Grandeur and the Kia Soul in the Korean market, Toyota Tacoma, FJ Cruiser and RAV4, Ford E-Series passenger van and the General Motors GMT 900 and Lambda platforms. In 2008, the Company also announced that its RCD Mirror is available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories. During 2009, the Company began shipping auto-dimming mirrors with RCD for the Ford Fusion and Mustang; Mercury Milan; Kia Forte, Morning, Opirus and Sorento; Toyota Tundra, Sequoia, Prius and Corolla Verso; Lexus RX350; Daihatsu Mira Cocoa; Mitsubishi Eclipse and Eclipse Spyder; Acura MDX and RDX; GMC Terrain; and Chevy Equinox. The Company also began shipping auto-dimming mirrors with RCD for a number of dealer or port-installed programs for Mitsubishi, Toyota, Nissan and Subaru. The Company shipped approximately 573,000 RCD Mirror units in calendar year 2009 and is currently shipping auto-dimming mirrors with RCD for 56 vehicle models.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007.” The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then has two years to determine how automakers must meet the rules, which may include the use of additional mirrors, sensors, rear back-up cameras (which could be in a mirror, navigation system or other LCD display). Once NHTSA publishes the new rules, automakers will have 48 months to comply with those rules for vehicles in the United States. The Company believes that its RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.
The Company shipped approximately 11,001,000 interior auto-dimming mirrors in 2007, approximately 10,505,000 in 2008, and 8,623,000 in 2009.
During 2009, interior total mirror unit shipments by the Company decreased primarily due to lower light vehicle production levels globally. The Company is currently shipping interior auto-dimming mirrors that are standard equipment or factory-installed options on certain trim levels to the following manufacturers:

BMW	General Motors	Mercedes-Benz	Toyota
-BMW	-Buick	Mitsubishi	-Lexus
-Rolls Royce	-Cadillac	Porsche	-Toyota
Chrysler	-Chevrolet	PSA	Volga
-Chrysler	-Daewoo	-Citroen	Volkswagen
-Dodge	-GMC	-Peugeot	-Audi
-Jeep	-Hummer	Renault/Nissan	-Bentley
Fiat	-Opel	-Infiniti	-SEAT
-Alfa Romeo	-Pontiac	-Nissan	-Skoda
-Fiat	-Saab	-Samsung	-Volkswagen
-Lancia	-Saturn	SAIC
-Maserati	Honda	-Roewe
Ford	-Acura	-Ssangyong
-Ford	-Honda	Subaru
-Lincoln	Hongqi	Suzuki
-Mazda	Hyundai	Tata
-Mercury	-Hyundai	-Jaguar
-Volvo	-Kia	-Land Rover

Additional details regarding vehicle models are available on the Company’s web-site at http://www.easyir.com/easyir/gentex/VehicleModelList.pdf
Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. During 1991, the Company’s efforts culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products: thin glass flat and aspheric mirrors. During 2001 and 2002, the Company began making shipments of the world’s first exterior automatic-dimming mirrors with built-in turn-signal indicators to Southeast Toyota and General Motors. The Company currently offers its exterior auto-dimming mirrors with turn-signal indicators and side blind zone features. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.
The Company shipped approximately 4,220,000 exterior auto-dimming mirror sub-assemblies during 2007, approximately 3,884,000 in 2008, and approximately 3,055,000 in 2009. During 2009, total exterior unit shipments by the Company decreased primarily due to lower light vehicle production levels globally.
The Company is currently shipping exterior auto-dimming mirrors that are standard equipment or a factory-installed option on certain trim levels to the following manufacturers:

BMW	Ford	Honda	Renault/Nissan	Volkswagen
-BMW	-Lincoln	-Acura	-Infiniti	-Audi
-Rolls Royce	General Motors	-Honda	-Nissan	-Bentley
Chrysler	-Buick	Hyundai	SAIC	-Skoda
-Chrysler	-Cadillac	-Hyundai	-Ssangyong	-Volkswagen
-Dodge	-Chevrolet	-Kia	Tata
-Jeep	-Daewoo	Mercedes-Benz	-Jaguar
Fiat	-GMC	Mitsubishi	-Land Rover
-Lancia	-Hummer	PSA	Toyota
-Maserati	-Opel	-Citroen	-Lexus
	-Saturn		-Toyota
Additional details regarding vehicle models are available on the Company’s web-site at http://www.easyir.com/easyir/gentex/VehicleModelList.pdf
Non-Automatic-Dimming Rearview Mirrors.
In 2007, the Company began shipping non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume. During 2009, unit shipments for non-auto-dimming exterior mirrors with electronic features continued in low volume.
Automotive Mirrors Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include the auto-dimming headlamp control mirror, the auto-dimming lighted mirror with LED map lamps, the auto-dimming compass mirror, the auto-dimming mirror with remote keyless entry, the auto-dimming compass/temperature mirror, the auto-dimming dual display compass/temperature mirror, auto-dimming telematics mirrors and the auto-dimming HomeLink® mirror. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature. The Company is currently shipping auto-dimming mirrors with SmartBeam® for 33 vehicle models.

During 2009, the Company expanded the capabilities of its SmartBeam® product to include VFL and DFL. VFL also automates high-beam and low-beam switching. But, in addition, by communicating with the vehicle’s dynamic-leveling headlamp systems, it produces “continuously variable low beams” — automatically extending and contracting the low-beam patterns. This technology provides an added level of forward lighting optimization by maximizing both low and high beams. DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System.
During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary LCD device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in “reverse,” the display illuminates and automatically appears through the rearview mirror’s reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in “drive,” the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror’s surface is made possible by utilizing proprietary “transflective” coatings developed by the Company. The Company is currently shipping auto-dimming mirrors with its RCD Mirror for 56 vehicle models.
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
During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of DaimlerChrysler’s “U-Connect®” telematics system, beginning in 2003. During 2006, the Company’s proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford. Also, the Company continues to separately shipping its proprietary microphone units that are being incorporated into prismatic interior mirrors at a customer’s request.
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
Automotive Mirrors Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation and Chrysler LLC under long-term agreements, entered into in the ordinary course of business. During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company’s business. Under the extension, Gentex was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business included the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. GM intends to honor its existing agreements with the Company despite their Chapter 11 Bankruptcy filing in June 2009.
The Company had a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company’s business. Under the agreement, the Company was sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. Chrysler intends to honor its agreements with the Company despite their Chapter 11 Bankruptcy filing in April 2009. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company’s current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.

The Company previously negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ended on December 31, 2008.
During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany, and during 2005, the Company established a satellite office in Sweden. The Company’s marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, BMW, Bentley, Citroen, Chrysler of Europe, Fiat, Ford of Europe, Honda of Europe, Jaguar, Tata/Land Rover, Mercedes-Benz, Nissan of Europe, Opel, Maserati, Peugeot, Porsche, Rolls Royce, Saab, SEAT, Skoda, Toyota of Europe, Volkswagen and Volvo in Europe.
In 1991, the Company began shipping electrochromic mirror assemblies for Nissan Motor Co., Ltd. under a reciprocal distribution agreement entered into the ordinary course of business with Ichikoh Industries, Ltd. (Ichikoh), a major Japanese supplier of automotive products. Under this agreement, Ichikoh marketed the Company’s automatic mirrors to certain Japanese automomakers and their subsidiaries with manufacturing facilities in Asia. The arrangement involved very limited technology transfer by the Company and did not include the Company’s proprietary eletrochromic gel formulation. The agreement was terminated by mutual agreement in 2001.
During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan, to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a Memorandum of Understanding. During 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company’s business. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for Daewoo/Ssangyong, Chrysler, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, Suzuki, Samsung, Toyota and Volkswagen/Audi in Asia.
The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2009 vs. 1999 calendar years:

	2009	1999

Domestic	21%	69%

Transplants	13%	1%

North America	34%	70%

Europe	47%	23%

Asia-Pacific	19%	7%

	100%	100%

Revenues by geographic area are disclosed in footnote 8 of the Consolidated Financial Statements.
Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates of “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more models as consumer awareness of the safety and comfort feature continue to become more well-known and acceptance grows.
Since 1998, Gentex Corporation has contracted with MITO Corporation in the ordinary course of business to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company currently sells some auto-dimming mirrors to automotive distributors. In 2008, the Company announced that its RCD Mirror is available through MITO Corporation as well. It is management’s belief that these sales have limited potential until the Company achieves a significantly higher penetration of the OEM market.
Automotive Mirrors Competition. The Company continues to be the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 83% market share worldwide in 2009 and 2008. While the Company believes it will retain a dominant position in auto-dimming rearview mirrors for some time, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors.
On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company’s major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company continues to sell certain automatic-dimming rearview mirror sub-assemblies to Magna.
The Company believes its electrochromic automatic mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products. However, the Company recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. To date, the Company is not aware of any significant impact of Magna’s acquisition of Donnelly upon the Company; however, any ultimate significant impact is not known at this time.
There are numerous other companies in the world conducting research on various technologies, including eletrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these technologies have inherent cost or performance limitations as compared to our technologies.
The Company’s RCD Mirror feature competes in the market place with backup sensors and other rear backup cameras (which could be in a mirror, navigation system or other LCD displays). The Company believes that its RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly. When a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of the RCD Mirror may depend on automakers willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.

Fire Protection Products
The Company manufactures approximately 60 different models of smoke alarms and smoke detectors, combined with over 150 different models of signaling appliances. All the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by over a dozen major cities, over a dozen states, as well as regional and national building and fire alarm codes.
In 2009, the Company announced the development and subsequent UL listing of its first Carbon Monoxide (CO) Alarm as well as an alarm that combines both CO and smoke alarm sensing technology into one unit. These products are designed primarily for applications such as hotels, motels, hospitals, college dormitories and nursing homes. The alarm utilizes photoelectric smoke sensing technology and an established CO sensing technology to deliver both smoke and CO protection in one unit. The new products are in compliance with Underwriters Laboratories (UL) 2034, UL217, and National Fire Protection Association 72 and 720. The new product comes at a time when over twenty states are currently mandating CO detection in residential occupancies.
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
In 2005, the Company received Underwriters Laboratory (UL) listing on a series of commercial residential smoke alarms. The Company continues to believe this product fits well into new markets and customers. This series of smoke alarms consists of four models and is electrically powered or electrically powered with battery back-up. Also in 2005, the Company received UL listing for a new line of speaker strobes for commercial occupancies. This speaker series meets the requirements found on the national codes.
Markets and Marketing. The Company’s fire protection products are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company’s brand name and private labels. The fire protection and security industries continue to experience a significant number of mergers and consolidations. The Company markets its fire protection products globally through regional sales managers and manufacturer representative organizations.
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
Dimmable Aircraft Windows
During 2005, the Company reached an agreement with PPG Aerospace to work together to provide variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company will ship about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variably dimmable windows is currently limited to the aerospace industry. The Company began shipping parts for test planes in mid 2007. Based on the latest information available, Boeing now expects the first delivery of the 787 Dreamliner Series of aircraft to occur in late 2010. Delays were due to the impact of the machinists’ strike, fastener replacement work, and production issues due to complexity, which did not relate to the Company’s product. The Company anticipates that it will begin to deliver our windows to the production line in the first half of 2010. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger cabin windows of the 2010 Beechcraft King Air 350i airplane. The Company began shipping parts for the King Air 350i airplane in mid-2009 in low volume.

The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for the automotive, architectural and aerospace markets. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2009. However, we believe that a commercial architectural window product will still require several years of additional engineering and intellectual property development work.
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
Trademarks and Patents
The Company owns 20 U.S. trademarks and 326 U.S. patents, 321 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire between 2010 and 2028. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents individually is required for the success of the Company’s products.
The Company also owns 47 foreign trademarks and 208 foreign patents, 202 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire at various times between 2010 and 2026. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 12 U.S. patents and 3 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company’s remaining 15 U.S. patents and remaining 1 foreign patent owned by the Company relate to the Company’s variable dimmable windows, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 131 U.S. patent applications, 277 foreign patent applications, and 24 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non- automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, six of which each account for 10% or more of the Company’s annual sales (includes direct sales to OEM customer and sales through their Tier 1 suppliers): Toyota Motor Corporation, Volkswagen/Audi, General Motors Corporation, Daimler AG, Ford and BMW. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $184,350,730 and $114,086,978 at February 1, 2010, and 2009, respectively.

At February 1, 2010, the Company had 2,371 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.
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
Item 1A. Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes,” “likely,” “plans,” “projects,” “optimistic” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential additional customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain products (e.g. SmartBeam® and Rear Camera Display Mirror), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.
Automotive Industry. 97% of our net sales are to customers within the automotive industry. The current state of the automotive industry has been well publicized and the auto industry has always been cyclical and highly impacted by levels of economic activity. The current environment (global recession, credit crisis, decline in consumer confidence, government loans to certain OEM’s that require certain conditions to be met) continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supplier part shortages, customer and supplier bankruptcies, automotive plant shutdowns, commodity material cost increases, consumer preference shift to smaller vehicles due to fuel costs and environmental concerns where we have a lower penetration rate and lower content per vehicle. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This volatility and uncertainty has made it more difficult for us to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.
The global governmental vehicle stimulus programs, such as the “Cash for Clunkers” program in the United Stated, did not have a significant direct effect on our production levels in 2009, since the smaller vehicles that people were mostly purchasing were those that typically did not contain significant Gentex content. However, there may have been some indirect effect due to the increased showroom traffic that those programs created. While the governmental stimulus programs were in effect, automotive vehicle sales were temporarily higher than automotive production levels. Now that sales levels have decreased and the scenario has reversed, automakers, at some point, we believe, will need to adjust their production plans for the lower sales levels.

Key Customers. We have a number of large customers, including six automotive customers which each account for 10% or more of our annual net sales (includes direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Corporation, Volkswagen/Audi, General Motors Corporation, Daimler AG, Ford and BMW. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Toyota Motor Corporation recently announced a number of vehicle recalls that will impact their production in the near term. The impact to Gentex will depend upon the length and depth of their production cuts resulting from the announced vehicle recalls. To date, the impact is not material. Effective October 1, 2003, General Motors Corporation began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason.
Credit Risk. In light of the continuing well publicized financial stresses within the worldwide automotive industry, certain automakers have filed for bankruptcy and other automakers and Tier 1 mirror customers are considering bankruptcy and/or the sale of certain business segments. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, our share price. The on-going uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
We have been paid for all pre-petition bankruptcy receivables relating to Chrysler who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on April 30, 2009. We have also received payment for all pre-petition bankruptcy receivables relating to General Motors who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 1, 2009.
Our increased allowance for doubtful accounts in 2008 related to financially distressed Tier 1 mirror customers. While we have made progress in collecting a portion of the significantly past due account balances from certain Tier 1 mirror customers, we did incur a bad debt write off of approximately $1.1 million in 2009, which was part of the 2008 increase in allowance for doubtful accounts. The remaining overall allowance for doubtful accounts related to all financially distressed Tier 1 mirror customers remains unchanged. We continue to work with certain financially distressed Tier 1 mirror customers in collecting past due balances. Refer to Footnote 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, part shortages, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price.
Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience significant pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which pose increasing challenges in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact our sales growth, margins, profitability and, as a result, our share price.
Competition. We recognize that Magna Mirrors, our main competitor and a wholly-owned subsidiary of Magna International, is considerably larger than we are and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.
Our RCD Mirror feature competes in the market place with backup sensors and rear backup cameras (which could be in the mirror, navigation system or other LCD displays). We believe that our RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly. When a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of our RCD Mirror may depend on automakers willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.

Our SmartBeam® product is a single function feature that competes with large electronic automotive suppliers who are marketing multi-function vision systems. Our single function SmartBeam® feature is a cost competitive product when compared to other high-beam assist features. While we expect RCD Mirrors and SmartBeam® to drive growth over the next several years, competition could impact our expectations.
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
Intellectual Property. We believe that our patents and trade secrets provide us with a significant competitive advantage in automotive rearview mirrors (but none of our patents individually is required for the success of our products). The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our sales, margins, profitability and, as a result, share price.
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement against us could affect our profitability and future growth. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks. Any of these adverse consequences could potentially have an effect on our business, financial condition and results of operations.
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our five manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and results of operations.
Other. Other issues and uncertainties which could adversely impact our sales, margins, profitability and, as a result, our share price include:
•	We have implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at our Zeeland, Michigan locations. To date, we have not experienced any significant issues during the implementation process. However, there is no guarantee that all system components will function as intended in the future. In addition, we have implemented our new ERP system for one of its overseas offices effective December 1, 2009. To date, we have not experienced any significant issues during the overseas office implementation process. The implementation of additional lean manufacturing production line scheduling and business reporting capabilities are still in process as of December 31, 2009. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to final implementation, there is no guarantee that all system components will function as intended at the time of implementation. Unanticipated failure(s) could cause delays in our ability to produce or ship our products, process transactions, or otherwise conduct business in our markets, resulting in material financial risk.

•	General economic conditions continue to be of concern in many of the regions in which we do business. Continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•	Changes in the commodity prices of the materials used in our products. We continue to experience pressure for select raw material cost increases.

•	Manufacturing yield issues may negatively impact our margins and profitability.

•	Our ability to attract or retain key employees to operate our manufacturing facilities and to staff our corporate office. We are dependent on the services of our management team. Losing key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.

•	Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark to market adjustment).

•	Our ability to successfully design and execute strategic and operating plans, including continuing to obtain new business.

Antitakeover Provisions. Our articles of incorporation and bylaws, the laws of Michigan, and our Shareholder Protection Rights Plan include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. In addition, such provisions could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.
All of these provisions may have the effect of delaying or preventing a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging between $18.36 and $7.01 during 2009. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:
•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general economic conditions.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company operates out of five office/manufacturing facilities in Zeeland, Michigan, approximately 25 miles southwest of Grand Rapids, in addition to overseas offices discussed elsewhere herein (see Part 1, Item 1). The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).
The corporate office and production facility for the Company’s Automotive Products Group is a modern, two-story, 150,000 square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. A second 128,000 square-foot office/manufacturing facility on this site was opened during 1996. The Company expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in the second quarter of 2000.
In November 2002, the Company announced plans to expand its manufacturing operations in Zeeland, Michigan, with the construction of a fourth 150,000 square-foot automotive mirror manufacturing facility. During 2003, the Company also announced plans for a new 200,000 square-foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of its fourth automotive manufacturing facility and the new technical center in 2006 at a total cost of approximately $38 million, which was funded from its cash and cash equivalents on hand.
The Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility in Erlenbach, Germany, at a cost of approximately $5 million, which was completed at the end of 2003.
During 2006, the Company purchased a 25,000 square-foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand.
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

The Company’s three automotive interior mirror manufacturing facilities currently have an estimated building capacity to manufacture approximately 15-20 million mirror units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2009, the Company shipped approximately 8,623,000 interior auto-dimming mirrors.
The Company’s expanded automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 9 million units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2009, the Company shipped approximately 3,055,000 exterior auto-dimming mirrors.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	67	Chief Executive Officer	May 1986

Enoch Jen	58	Senior Vice President	January 2007

Mark Newton	50	Senior Vice President, Electronics, Purchasing & North American Sales	August 2009

Steve Dykman	44	Vice President, Finance and Treasurer	January 2007
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
Mark Newton had previously served as Senior Vice President, Electrical Engineering and Purchasing since June 2008, as Vice President, Purchasing and Advanced Technology since July 2007, as Vice President Purchasing and Photonics since July 2006, as Photonics Engineering Manager since July 2005 and joined the Company as Advanced Lighting Developer in August 2004. Prior to that time, Mr. Newton served as Vice President of Unity Microelectronics, Inc. since 2000. Mr. Newton became an executive officer of the Company on January 1, 2008.
Steve Dykman had previously served as Treasurer and Director of Accounting and Finance of the Company since November 2002, as Controller of the Company since April 1995 and joined the Company as Finance and Tax Manager in November 1993.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 9, 2010, there were 2,282 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR	QUARTER	HIGH	LOW
2008	First	$18.05	$13.46
	Second	19.47	14.40
	Third	17.76	13.27
	Fourth	14.07	6.50

2009	First	$10.64	$7.01
	Second	14.02	9.53
	Third	15.50	9.87
	Fourth	18.36	13.60
See item 12 of Part III with respect to “Equity Compensation Plan Summary.”
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2004, and reinvestment of dividends in all cases.

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

(b)	Not applicable.

(c)	On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market and business conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Approximately 1,972,000 shares remain authorized to be repurchased under the plan.
Item 6. Selected Financial Data.
(in thousands, except per share data)

	2009	2008	2007	2006	2005

Net Sales	$544,523	$623,800	$653,933	$572,267	$536,484

Net Income	64,637	62,088	122,130	108,761	109,528

Earnings Per Share*	$0.47	$0.44	$0.85	$0.73	$0.70

Cash Dividends Declared per Common Share*	$0.44	$0.43	$0.40	$0.37	$0.35

Total Assets	$822,603	$763,103	$898,023	$785,028	$922,646

Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$—

*	Adjusted for 2-for-1 stock split in May 2005.
Effective January 1, 2006, the Company adopted Accounting Standards Codification (“ASC”) 718, “Share-Based Payment” utilizing the modified prospective approach. Prior to the adoption of ASC 718, we did not recognize compensation expense for stock option grants in net income. Therefore, net income and earnings per share amounts reflect the impact of stock option compensation expense beginning in 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2009	2008
	Year Ended December 31,			to	to
	2009	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	(12.7%)	(4.6%)
Cost of Goods Sold	67.4	67.4	65.2	(12.8)	(1.3)

Gross Profit	32.6	32.6	34.8	(12.6)	(10.8)
Operating Expenses:
Engineering, Research and Development	8.6	8.3	7.8	(9.2)	2.3
Selling, General and Administrative	6.6	6.8	5.4	(15.6)	20.2
Litigation Judgment	—	—	0.4	—	(100.0)

Total Operating Expenses:	15.2	15.1	13.6	(12.1)	6.1

Operating Income	17.4	17.5	21.2	(13.0)	(21.6)
Other Income/(Expense)	.3	(2.7)	6.3	110.4	(140.6)

Income Before Provision for Income Taxes	17.7	14.8	27.5	4.5	(48.7)
Provision for Income Taxes	5.8	4.8	8.8	5.3	(47.7)

Net Income	11.9%	10.0%	18.7%	4.1%	(49.2%)

Results of Operations: 2009 to 2008
Net Sales. Company net sales decreased by $79,277,000, or 13% compared to the prior year. Automotive net sales decreased by 13% on a 19% decrease in auto-dimming mirror shipments, from 14,389,000 (in 2008) to 11,678,000 (in 2009) units, primarily reflecting lower light vehicle production globally. North American auto-dimming unit shipments decreased by 27%, primarily as a result of significantly lower light vehicle production. Overseas mirror unit shipments decreased by 14% during 2009, primarily due to lower light vehicle production levels in Europe and Asia. Net sales of the Company’s fire protection products decreased 18%, primarily due to the weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 67%, primarily reflecting the impact of annual automotive customer price reductions, offset by purchasing cost reductions.
Operating Expenses. Engineering, research and development expenses decreased approximately $4,761,000, but increased from 8% to 9% of net sales. E, R & D expenses decreased 9% year over year, primarily due to reduced employee headcount and reduced variable employee compensation expense. Reduced employee headcount accounted for approximately two thirds of the decrease in E, R & D expenses.
Selling, general and administrative expenses decreased 16% and approximately $6,617,000, but remained at 7% of net sales, primarily due to the increase in the allowance for doubtful accounts in 2008. Excluding the increase in the allowance for doubtful accounts of $3,800,000 in 2008, S, G & A expenses decreased by 7% year over year, primarily due to reduced variable employee compensation expense and foreign exchange rates. Foreign exchange rates accounted for approximately one third of the decrease in selling, general and administrative expenses.

Total Other Income/(Expense). Investment income decreased $10,278,000 in 2009, primarily due to lower interest rates.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of $1,291,000 was recognized in 2009 due to unrealized losses on equity investments, compared with an impairment loss of $17,910,000 in 2008. Refer to Footnote 1 to the Consolidated Financial Statements for additional details.
Other expense-net decreased $12,010,000 in 2009, primarily due to reduced realized losses on the sale of equity investments in 2009.
Taxes. The provision for federal income taxes varied from the statutory rate in 2008 primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by $2,549,000, or 4% year over year, primarily due to the improvement in total other income.
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
Operating Expenses. Engineering, research and development expenses increased approximately $1,174,000, but remained at 8% of net sales. Excluding litigation expenses of $104,000 and the litigation judgment accrual reversal of approximately $335,000 in 2008, and excluding litigation expenses of approximately $4,788,000 in 2007, E, R & D expenses increased 13% year over year, primarily due to additional staffing for new electronic product development, including SmartBeam®, Rear Camera Display and telematics, and new vehicle programs.
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
Litigation judgment expense of $2,885,000 during 2007 related to the Company’s litigation with K. W. Muth and Muth Mirror Systems LLC (“Muth”) relating to exterior mirrors with turn signal indicators. On February 15, 2008, the Company entered into a Settlement And Release And Covenants Not To Sue (“Agreement”) with Muth whereby the parties agreed to settle the Court’s judgment against Gentex for damages at a reduced amount of $2,550,000. The adjustment to the original judgment for damages was reflected in our financial results as an adjustment to E, R & D expense in 2008 (see above for more details).
Total Other Income/(Expense). Investment income decreased $12,177,000 in 2008, primarily due to lower interest rates and decreased year-end mutual fund distribution income. Lower year-end mutual fund distribution income accounted for approximately $5.4 million of the year-over-year decrease.
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
Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of general economic conditions and conditions in our primary industry which remain difficult.
The Company’s current ratio decreased from 9.2 as of December 31, 2008, to 8.6 as of December 31, 2009, primarily as a result of the increase in accounts payable, partially offset by an increase in cash and cash equivalents.
Cash flow from operating activities for the year ended December 31, 2009, decreased $9,978,000 to $110,654,000, compared to $120,632,000 for the same period last year, primarily due to an increase in accounts receivable, partially offset by an increase in accounts payable and changes in accrued liabilities. Capital expenditures for the year ended December 31, 2009, decreased to $21,131,000, compared to $45,524,000 for the same period last year, primarily due to reduced production equipment purchases given current market conditions. The Company currently anticipates capital expenditures of approximately $40-45 million for equipment during 2010, to be financed from existing cash and/or cash equivalents on hand.
Cash and cash equivalents as of December 31, 2009 increased approximately $41,802,000 compared to December 31, 2008, primarily due to cash flow from operations, partially offset by dividends paid.
Accounts receivable as of December 31, 2009, increased approximately $26,631,000 compared to December 31, 2008, primarily due the higher sales level as well as monthly sales within each quarter. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
Prepaid expenses and other current assets as of December 31, 2009, decreased approximately $6,733,000 compared to December 31, 2008, primarily due to a reduction in the Company’s refundable income taxes.
Long-term investments as of December 31, 2009, increased approximately $27,806,000 compared to December 31, 2008, primarily due to an increase in unrealized gains in equity investments.
Accounts payable as of December 31, 2009, increased approximately $7,751,000 compared to December 31, 2008, primarily due to increased production levels.
Management considers the Company’s working capital of approximately $446,776,000 and long-term investments of approximately $109,155,000 at December 31, 2009, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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

The following is a summary of quarterly share repurchase activity under the plan to date:

	Total Number of
	Shares Purchased	Cost of Shares
Quarter Ended	(Post-Split)	Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128

Total	26,028,171	$380,900,454

1,971,829 shares remain authorized to be repurchased under the plan as of December 31, 2009.
Inflation, Changing Prices and Other
The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. During 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company’s business. Under the extension, the Company was sourced virtually all the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also included the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The GM programs were transferred to the Company by the 2007 model year. During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. GM intends to honor its existing agreements with the Company despite their Chapter 11 Bankruptcy filing in June 2009.
The Company had a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) in the ordinary course of the Company’s business. Under the agreement, the Company was sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. Chrysler intends to honor its agreements with the Company despite their Chapter 11 Bankruptcy filing in April 2009. From publicly available information, the Company does not believe that the Daimler sale of the Chrysler unit will significantly impact the Company’s current business with Chrysler or Mercedes in the near term, but there may be other information of which the Company is not aware.
The Company negotiated a multi-sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror program during the agreement term which ended on December 31, 2008.

In response to the weakness in the automotive market, the Company eliminated its entire contract workforce, which was followed by the elimination of a third shift near the end of the third quarter of 2008. In addition, the Company offered voluntary layoffs, had a partial plan shutdown the week of the 2008 Thanksgiving holiday and had extended plant shutdowns over the 2008 Christmas and 2009 New Year holidays in response to similar plant shutdowns by its automotive customers. As automotive production schedules continued to weaken, the Company permanently laid off approximately 290 hourly and 70 salaried workers in December 2008, which reduced overhead and operating expenses, bringing them to a level that was more in line with sales/production levels in the automotive and fire protection industries. The salaried workforce reductions reduced overhead and operating expenses by approximately $5.5 — $6 million on an annualized basis. Approximately half of the reduced expense impacts the Company’s overhead expenses, and the other half impacts the Company’s operating expenses, primarily in the engineering, research and development areas. The Company also instituted rolling layoffs within the hourly production workforce throughout the first quarter of 2009.
As the automotive production environment improved during the second half of 2009, the Company added temporary contract workers, some direct hire hourly workers and resumed third shift production during the third quarter of 2009. The Company continues to monitor customer vehicle production plans closely now that automotive vehicle sales levels are lower than automotive production levels. OEM’s may need to adjust their production plans for the lower sales level.
The global governmental vehicle stimulus programs, such as the “Cash for Clunkers” program in the United States, did not have a significant direct effect on the Company’s production levels in 2009, since the smaller vehicles that people were mostly purchasing were those that typically did not contain significant Gentex content. However, there may have been some indirect effect due to the increased showroom traffic that those programs created.
The Company currently estimates that top line revenue will increase approximately 80-90% in the first quarter of 2010 compared with the same period in 2009 based on the current CSM forecast for light vehicle production levels and our anticipated product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, customer inventory management, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, supplier part shortages, etc., which could disrupt our shipments to these customers making forecasting difficult. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2010 at this time. The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 15% in the first quarter of 2010 compared with the same period in 2009, primarily due to increased variable employee compensation and some hiring. In addition, the Company estimates that selling, general and administrative expenses are currently expected to increase approximately 10-15% in the first quarter of 2010 compared with the same period in 2009, primarily due to increased variable employee compensation and foreign exchange rates.
Based on the current CSM forecast for light vehicle production levels, we currently estimate that SmartBeam® unit shipments will increase approximately 30-40% in calendar year 2010, and that RCD Mirror unit shipments will increase approximately 60-75% in calendar year 2010.
The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s current forecasts for light vehicle production for the first quarter of 2010 are approximately 2.6 million units for North America, 4.2 million for Europe and 3.1 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2010 are approximately 10.6 million units for North America, 16.2 million for Europe and 12.2 million for Japan and Korea.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in it consolidated financial statements.
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

Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2009, approximately 11% of the Company’s net sales were invoiced and paid in European Euros (compared to 13% for 2008 and 15% for 2007). The Company currently expects that approximately 6% of the Company’s net sales in 2010 will be invoiced and paid in European Euros. The expected reduction in Euro denominated sales in 2010 is the result of a major customer in Europe switching certain programs back from Euro denominated sales to U.S. dollars. The Company does not currently engage in hedging activities.
The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000) and average interest rates are as follows:

					Total Balance as of
					December 31,
	2010	2011	2012	2013	2009	2008
U.S. Government
Amount	—	—	—	—	—	—
Average Interest Rate	—	—			—	—
Government Agency
Amount	$17.1	—	—	—	$17.1	$21.5
Average Interest Rate	.6%	—			.6%	3%
Certificates of Deposit
Amount	—	—	—	—	—	$7.0
Average Interest Rate	—	—	—	—	—	4%
Other
Amount	$0.1	—	—	—	$0.1	$0.7
Average Interest Rate	.6%	—	—	—	.6%	3%

*	After-tax
Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies on the U.S. stock markets.
Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2009:

	Total	Less than 1 Year	1-3 Years	After 3 Years
Long-term debt	$—	$—	$—	$—

Operating leases	.6	.5	.1	—

Purchase obligations*	66.8	66.8	—	—

Dividends payable	15.2	15.2	—	—

	$82.6	$82.5	$0.1	$—

*	Primarily for inventory parts and capital equipment.
Critical Accounting Policies.
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to its operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 820, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from sale arrangements with multiple deliverables.
Accounts Receivable. The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through on-going interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances.
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
Self Insurance. The Company is self-insured for health and workers’ compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future results differ from original estimates, adjustments to recorded accruals may be necessary.
Stock-Based Compensation. Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk Disclosure” in Management’s Discussion and Analysis (Item 7).
Item 8. Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 29 through 50 following the signature page:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:
Quarterly Results of Operations
(in thousands, except per share data)

	First		Second		Third		Fourth
	2009	2008	2009	2008	2009	2008	2009	2008
Net Sales	$93,831	$177,970	$117,342	$170,492	$155,742	$153,057	$177,608	$122,281

Gross Profit	22,310	62,647	35,795	59,080	54,356	46,697	65,094	34,703

Operating Income	2,199	39,987	16,078	35,790	33,103	23,271	43,238	9,765

Net Income	(1,557)	30,448	12,209	26,858	23,937	15,147	30,048	(10,365)

Earnings Per Share*	$(.01)	$.21	$.09	$.19	$.17	$.11	$.22	$(.08)

*	Diluted
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2009, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared. During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2009.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Framework — Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 30 hereof.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information relating to executive officers is included in this report in the last section of Part I under the caption “Executive Officers of the Registrant”. Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2010 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2009 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance — Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
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
Item 11. Executive Compensation.
The information contained under the caption “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The “Compensation Committee Report” shall not be deemed to be soliciting material or to be filed with the commission.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Common Stock Ownership of Management,” “Common Stock Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Summary” contained in the definitive Proxy Statement is hereby incorporated herein by reference. There are no arrangements known to the registrant, the operation of which may at a subsequent date result in a change in control.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Certain Transactions” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The information contained under the caption “Election of Directors” contained in the definitive Proxy Statement is hereby incorporated by reference.
Item 14. Principal Accounting Fee and Services.
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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	1.	Financial Statements. See Part II, Item 8.
2.	Financial Statements Schedules. None required or not applicable.

3.	Exhibits. See Exhibit Index located on page 51.
(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2010	GENTEX CORPORATION
	By:	/s/ Fred Bauer
Fred Bauer, Chairman and Principal Executive Officer

and
/s/ Steven Dykman
Steven Dykman, Vice President-Finance and
Principal Financial and Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 18th day of February, 2010, by the following persons on behalf of the registrant and in the capacities indicated.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gentex Corporation:
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managements, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated), Gentex Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 23, 2010

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2009 of Gentex Corporation and our report dated February 23, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 23, 2010

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$336,108,446	$294,306,512
Short-term investments	17,123,647	29,177,273
Accounts receivable	71,159,512	44,528,810
Inventories	53,608,996	54,993,855
Prepaid expenses and other	27,412,894	34,145,509

Total current assets	505,413,495	457,151,959

PLANT AND EQUIPMENT:
Land, buildings and improvements	112,276,501	111,240,060
Machinery and equipment	327,554,073	306,301,187
Construction-in-process	6,973,175	12,807,041

	446,803,749	430,348,288

Less-Accumulated depreciation and amortization	(249,273,500)	(215,396,569)

	197,530,249	214,951,719

OTHER ASSETS:
Long-term investments	109,155,248	81,348,942
Patents and other assets, net	10,504,497	9,650,760

	119,659,745	90,999,702

	$822,603,489	$763,103,380

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$27,456,747	$19,706,159
Accrued liabilities:
Salaries, wages and vacation	4,674,854	5,001,952
Income taxes	3,766,593	—
Royalties	3,130,274	1,722,138
Dividends declared	15,217,332	15,139,685
Other	4,391,978	7,902,504

Total current liabilities	58,637,778	49,472,438

DEFERRED INCOME TAXES	28,036,968	15,034,620

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 138,339,385 shares issued and outstanding in 2009 and 137,633,502 shares issued and outstanding in 2008	8,300,363	8,258,010
Additional paid-in capital	270,351,796	253,821,363
Retained earnings	438,937,242	434,975,514
Accumulated other comprehensive income:
Unrealized gain on investments	15,595,588	383,426
Cumulative translation adjustment	2,743,754	1,158,009

Total shareholders’ investment	735,928,743	698,596,322

	$822,603,489	$763,103,380

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

NET SALES	$544,522,993	$623,799,822	$653,933,236

COST OF GOODS SOLD	366,968,216	420,672,934	426,236,241

Gross profit	177,554,777	203,126,888	227,696,995

OPERATING EXPENSES:
Engineering, research and development	47,128,086	51,888,922	50,715,057
Selling, general and administrative	35,807,622	42,425,050	35,280,846
Litigation judgment	0	0	2,885,329

Total operating expenses	82,935,708	94,313,972	88,881,232

Income from operations	94,619,069	108,812,916	138,815,763

OTHER INCOME (EXPENSE):
Interest and dividend income	3,321,853	13,600,326	25,777,667
Impairment loss on available-for-sale securities	(1,290,590)	(17,909,901)	0
Other, net	(298,029)	(12,308,480)	15,145,338

Total other income (expense)	1,733,234	(16,618,055)	40,923,005

Income before provision for income taxes	96,352,303	92,194,861	179,738,768

PROVISION FOR INCOME TAXES	31,715,218	30,106,914	57,608,747

NET INCOME	$64,637,085	$62,087,947	$122,130,021

EARNINGS PER SHARE:
Basic	$0.47	$0.44	$0.85

Diluted	$0.47	$0.44	$0.85

Cash Dividends Declared per Share	$0.44	$0.43	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

						Accumulated Other
	Common Stock	Common Stock	Additional Paid-In	Comprehensive		Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Retained Earnings	Income (Loss)	Investment

BALANCE AS OF DECEMBER 31, 2006	142,476,181	$8,548,571	$196,901,488		$472,192,400	$25,051,830	$702,694,289

Issuance of common stock and the tax benefit of stock plan transactions	2,725,817	163,549	39,925,919		—	—	40,089,468
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,293,394		—	—	9,293,394
Repurchases of common stock	(447,710)	(26,863)	(617,841)		(6,683,311)	—	(7,328,015)
Dividends declared ($.40 per share)	—	—	—		(57,348,829)	—	(57,348,829)

Comprehensive income:
Net income	—	—	—	$122,130,021	122,130,021	—	122,130,021
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,001,276	—	—	—
Unrealized gain (loss) on investments, net of tax of ($2,002,756)	—	—	—	(3,719,408)	—	—	—

Other comprehensive income (loss)	—	—	—	(2,718,132)	—	(2,718,132)	(2,718,132)

Comprehensive income	—	—	—	$119,411,889	—	—	—

BALANCE AS OF DECEMBER 31, 2007	144,754,288	8,685,257	245,502,960		530,290,281	22,333,698	806,812,196

Issuance of common stock and the tax benefit of stock plan transactions	927,932	55,676	11,759,832		—	—	11,815,508
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,217,484		—	—	10,217,484
Repurchases of common stock	(8,048,718)	(482,923)	(13,658,913)		(97,117,967)	—	(111,259,803)
Dividends declared ($.43 per share)	—	—	—		(60,284,747)	—	(60,284,747)

Comprehensive income:
Net income	—	—	—	$62,087,947	62,087,947	—	62,087,947
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,648,309)	—	—	—
Unrealized gain (loss) on investments, net of tax of ($10,308,288)	—	—	—	(19,143,954)	—	—	—

Other comprehensive income (loss)	—	—	—	(20,792,263)	—	(20,792,263)	(20,792,263)

Comprehensive income	—	—	—	$41,295,684	—	—	—

BALANCE AS OF DECEMBER 31, 2008	137,633,502	8,258,010	253,821,363		434,975,514	1,541,435	698,596,322

Issuance of common stock and the tax benefit of stock plan transactions	705,883	42,353	7,445,542		—	—	7,487,895
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,084,891		—	—	9,084,891
Dividends declared ($.44 per share)	—	—	—		(60,675,357)	—	(60,675,357)

Comprehensive income:
Net income	—	—	—	$64,637,085	64,637,085	—	64,637,085
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,585,745	—	—	—
Unrealized gain (loss) on investments, net of tax of $8,191,180	—	—	—	15,212,162	—	—	—

Other comprehensive income (loss)	—	—	—	16,797,907	—	16,797,907	16,797,907

Comprehensive income	—	—	—	$81,434,992	—	—	—

BALANCE AS OF DECEMBER 31, 2009	138,339,385	$8,300,363	$270,351,796		$438,937,242	$18,339,342	$735,928,743

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,637,085	$62,087,947	$122,130,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,364,492	35,891,067	32,435,258
Loss on disposal of assets	659,740	700,102	598,902
Gain on sale of investments	(5,363,090)	(12,730,583)	(17,126,885)
Loss on sale of investments	6,626,908	25,998,726	4,130,927
Impairment loss on available-for-sale securities	1,290,590	17,909,901	0
Deferred income taxes	(688,619)	(842,961)	(2,926,921)
Stock based compensation expense related to employee stock options,employee stock purchases and restricted stock	9,084,891	10,217,484	9,293,394
Excess tax benefits from stock based compensation	(31,953)	(62,647)	(338,648)
Change in operating assets and liabilities:
Accounts receivable	(26,630,702)	19,652,701	(5,844,115)
Inventories	1,384,859	(6,944,295)	755,838
Prepaid expenses and other	12,232,402	(12,533,323)	(3,960,185)
Accounts payable	7,750,588	(10,825,490)	6,649,676
Accrued liabilities	1,337,105	(7,886,409)	2,923,367

Net cash provided by operating activities	110,654,296	120,632,220	148,720,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	56,750,016	107,959,123	67,900,543
Maturities and calls	36,250,000	108,810,000	88,200,000
Purchases	(87,903,762)	(152,269,927)	(155,538,587)
Plant and equipment additions	(21,130,500)	(45,524,466)	(54,524,322)
Proceeds from sale of plant and equipment	26,060	11,002	368,005
Decrease (increase) in other assets	233,686	(3,183,770)	(86,912)

Net cash provided by (used for) investing activities	(15,774,500)	15,801,962	(53,681,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	7,487,895	11,815,508	40,089,468
Cash dividends paid	(60,597,710)	(60,463,115)	(55,922,147)
Repurchases of common stock	0	(111,259,803)	(7,328,015)
Excess tax benefits from stock based compensation	31,953	62,647	338,648

Net cash used for financing activities	(53,077,862)	(159,844,763)	(22,822,046)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	41,801,934	(23,410,581)	72,217,310

CASH AND CASH EQUIVALENTS, Beginning of year	294,306,512	317,717,093	245,499,783

CASH AND CASH EQUIVALENTS, End of year	$336,108,446	$294,306,512	$317,717,093

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

		Additions/
		Reductions	Deductions*
	Beginning	to Costs and	and Other	Ending
	Balance	Expenses	Adjustments	Balance
Year Ended December 31, 2009:
Allowance for Doubtful Accounts	$5,700,000	$(109,757)	$(1,090,243)	$4,500,000

Year Ended December 31, 2008:
Allowance for Doubtful Accounts	$1,650,000	$4,058,722	$(8,722)	$5,700,000

*	Represents excess of accounts written off over recoveries and other adjustments.
The Company has been paid for all pre-petition bankruptcy receivables relating to Chrysler who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on April 30, 2009. The Company also received payment for all pre-petition bankruptcy receivables relating to General Motors who filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on June 1, 2009.
The Company increased its allowance for doubtful accounts in 2008 related to financially distressed Tier 1 mirror customers. While we have made progress in collecting a portion of the significantly past due account balances from certain Tier 1 mirror customers, we did incur a bad debt write off of $1,090,974 in 2009. The remaining overall allowance for doubtful accounts related to all financially distressed Tier 1 automotive customers remains unchanged. The Company continues to work with financially distressed Tier 1 mirror customers in collecting past due balances.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Investments
The Financial Accounting Standards Board (FASB) has issued authoritative guidance at ASC 820 “Fair Value Measurements.” This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measure on earnings.
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in 2008, and to its non-financial assets and liabilities in 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders’ investment (excluding other-than-temporary impairments). Assets or liabilities that have recurring measurements are shown below as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$336,108,446	$336,108,446	$—	$—
Short-Term Investments	17,123,647	17,123,647	—	—

Long-Term Investments	109,155,248	100,254,469	8,900,779	—

Total	$462,387,341	$453,486,562	$8,900,779	$—

The Company’s short-term investments primarily consist of Government Securities. Long-term investments primarily consist of marketable equity securities (Level 1), equity mutual funds (Level 1) and Limited Partnership equity investments (Level 2).
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2009 and 2008:

		Unrealized
2009	Cost	Gains	Losses	Market Value
Government Agency	$17,058,641	$4,924	$(16,045)	$17,047,520
Certificates of Deposit	—	—	—	—
Other Fixed Income	76,127	—	—	76,127
Equity	85,150,915	24,185,696	(181,363)	109,155,248

	$102,285,683	$24,190,620	$(197,408)	$126,278,895

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

2008	Cost	Gains	Losses	Market Value
Government Agency	$21,238,329	$280,618	$—	$21,518,947
Certificates of Deposit	7,000,000	—	—	7,000,000
Other Fixed Income	658,326	—	—	658,326
Equity	81,039,674	4,605,386	(4,296,118)	81,348,942

	$109,936,329	$4,886,004	$(4,296,118)	$110,526,215

Unrealized losses on investments as of December 31, 2009 (excluding other-than-temporary impairments), are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$197,408	$21,975,424
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio and for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other-than-temporary at December 31, 2008. The Company considered additional equity investment losses of $1,290,590 to be other-than-temporary at March 31, 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods.
Fixed income securities as of December 31, 2009, have contractual maturities as follows:

Due within one year	$17,123,647
Due between one and five years	—
Due over five years	—

$17,123,647

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2009 and 2008.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2009 and 2008.

	2009	2008
Raw materials	$34,041,224	$36,164,930
Work-in-process	6,819,243	6,787,891
Finished goods	12,748,529	12,041,034

	$53,608,996	$54,993,855

Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2009 and 2008.
Plant and Equipment
Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.
Impairment of Disposal of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,632,000 and $4,134,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, patents had a weighted average amortization life of 10 years. Patent amortization expense was approximately $498,000, $420,000, and $353,000 in 2009, 2008 and 2007, respectively. For each of the next five years, patent amortization expense will approximate $525,000 annually.
Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1,308,000, $1,543,000 and $1,407,000, in 2009, 2008 and 2007, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $5,992,000, $8,097,000 and $7,701,000, in 2009, 2008 and 2007, respectively.

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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2009 and 2008. The Company does not offer extended warranties on its products.
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	2009	2008	2007

Numerators:
Numerator for both basic and diluted EPS, net income	$64,637,085	$62,087,947	$122,130,021

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	137,227,677	140,902,304	143,056,704
Potentially dilutive shares resulting from stock option plans	417,673	102,632	1,013,593

Denominator for diluted EPS	137,645,350	141,004,936	144,070,297

For the years ended December 31, 2009, 2008 and 2007, 8,169,888, 7,185,887 and 2,369,271 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.
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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, “Share-Based Payment,” which was adopted using the modified-prospective transition method effective January 1, 2006. As described more fully in Note 6, the Company provides compensation benefits under two stock option plans, a restricted plan and an employee stock purchase plan.

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
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance at Accounting Standards Codification (“ASC”) 105, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). The standard establishes FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC), under authority of federal securities laws, are also sources of authoritative U.S. GAAP for U.S. SEC registrants. ASC 105 is effective for interim or annual financial periods ending after September 15, 2009. All existing accounting standards are superseded as described in this statement. All other accounting literature not included in the Codification is non-authoritative. The adoption of the codification standards did not have a material impact on the Company’s consolidated financial statements.
In June 2008, FASB issued authoritative guidance located at ASC 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC 260”). The standard states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. The standard is effective for fiscal years beginning after December 15, 2008. The Company concluded that the adoption of the provisions of ASC 260 would not change its reported basic and diluted earnings per share amounts.
In April 2009, FASB issued authoritative guidance at ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly,” and “Recognition and Presentation of Other-Than-Temporary Impairments.” This standard provides additional application guidance and enhanced disclosures about fair value measurements and impairments of securities, which clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. The standard established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings. There was no impact to the Company’s consolidated financial statements as a result of the adoption of this new guidance.
In September 2009, FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent)” (“ASU 2009-12”). ASU 2009-12 amends ASC 820 by providing additional guidance on measuring the fair value of certain alternative investments. The amended guidance is effective for annual financial periods ending after December 15, 2009. The amended guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. ASU 2010-06 is not expected to have a significant effect on the Company’s consolidated financial position, footnote disclosures or results of operations.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for annual financial periods beginning after November 15, 2009. The new guidance requires evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.
Subsequent Events
In May 2009, FASB issued authoritative guidance at ASC 855, “Subsequent Events.” The standard establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. The standard is effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events from its balance sheet date of December 31, 2009 to February 23, 2010, and concluded that no events/transactions require disclosure or recognition in its consolidated financial statements.
(2)	LINE OF CREDIT
The Company has available an unsecured $5,000,000 line of credit from a bank at an interest rate equal to the lower of the bank’s prime rate or 2.25% above the LIBOR rate. No borrowings were outstanding under this line in 2009 or 2008. No compensating balances are required under this line.
(3)	INCOME TAXES
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” The implementation of ASC 740 did not have a significant impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$2,435,000
Additions based on tax positions related to the current year	465,000
Additions for tax positions in prior years	143,000
Reductions for tax positions in prior years	(0)
Reductions as a result of a lapse of the applicable statute of limitations	(632,000)

Balance at December 31, 2009	$2,411,000

If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $298,000 and $318,000 for interest as of December 31, 2009 and 2008, respectively. Interest recorded during 2009, 2008 and 2007 was not considered significant.
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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

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
The components of the provision for income taxes are as follows:

	2009	2008	2007
Currently payable:
Federal	$31,377,218	$29,343,914	$59,555,747
State	896,000	1,178,000	309,000
Foreign	131,000	428,000	671,000

Total	32,404,218	30,949,914	60,535,747

Net deferred:
Primarily federal	(689,000)	(843,000)	(2,927,000)

Provision for income taxes	$31,715,218	$30,106,914	$57,608,747

In July 2007, the State of Michigan enacted a new business tax that was effective January 1, 2008. The increase in the state income tax provision in 2009 and 2008, compared to 2007, was primarily the result of the new Michigan Business Tax.
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $68,000, $473,000 and $3,839,000 in 2009, 2008 and 2007, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.3	0.4	0.1
Domestic production exclusion	(2.0)	(1.8)	(1.9)
Tax-exempt investment income	(0.1)	(0.6)	(0.4)
Other	(0.3)	(0.3)	(0.7)

Effective income tax rate	32.9%	32.7%	32.1%

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)	INCOME TAXES, continued
The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009		2008
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,262,944	$240,553	$2,888,504	$232,153
Stock based compensation	7,805,644	1,429,966	5,973,807	1,540,419
Impairment loss on available-for-sale securities	—	2,877,354	—	6,268,465
Capital loss	4,285,155	—	—	—
Other	3,419,478	—	3,448,900	—

Total deferred income tax assets	17,773,221	4,547,873	12,311,211	8,041,037

Liabilities:
Excess tax over book depreciation	—	(22,354,374)	—	(21,189,323)
Patent costs	—	(1,830,705)	—	(1,679,367)
Unrealized gain on investments	—	(8,397,630)	—	(206,460)
Other	(664,426)	(2,132)	(702,203)	(507)

Net deferred income taxes	$17,108,795	$(28,036,968)	$11,609,008	$(15,034,620)

Income taxes paid in cash were approximately $27,518,000, $43,765,000 and $59,162,000 in 2009, 2008 and 2007, respectively.
(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2009, 2008 and 2007, the Company’s contributions were approximately $1,713,000, $1,839,000 and $1,849,000, respectively.
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
(Continued)
(5)	SHAREHOLDER PROTECTION RIGHTS PLAN, continued
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
Employee Stock Option Plan
In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 7,174,616 shares (net of shares from canceled/expired options) under the new plan through December 31, 2009. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2009	2008	2007
Dividend yield	2.6%	2.1%	2.0%
Expected volatility	39.2%	31.9%	29.5%
Risk-free interest rate	2.3%	2.7%	4.4%
Expected term of options (in years)	4.4	4.5	4.5
Weighted-average grant-date fair value	$4	$3	$5
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.
As of December 31, 2009, there was $10,716,050 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 4.0 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2009, 2008 and 2007, and changes during the same periods are presented in the tables and narrative below:

	2009
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	9,392	$17
Granted	1,990	13
Exercised	(432)	16		$921
Forfeited	(2,531)	18

Outstanding at End of Year	8,419	16	3.1 Yrs	$21,024

Exercisable at End of Year	3,757	$17	1.9 Yrs	$5,076

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
A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2009, 2008, and 2007, are presented in the table and narrative below:

	2009		2008		2007
		Wtd. Avg		Wtd. Avg		Wtd. Avg
		Grant		Grant		Grant
	Shares	Date	Shares	Date	Shares	Date
	000	Fair Value	000	Fair Value	000	Fair Value
Nonvested stock options at Beginning of Year	4,622	$4	4,031	$5	3,496	$5
Granted	1,990	4	1,966	3	1,838	5
Vested	(1,529)	4	(1,192)	5	(1,200)	5
Forfeited	(421)	4	(183)	5	(103)	5

Nonvested stock options at End of Year	4,662	$4	4,622	$4	4,031	$5

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued
Non-employee Director Stock Option Plan
The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was shareholder approved, replacing a prior plan. The Company has granted options on 459,240 shares (net of shares from canceled options) under the current plan through December 31, 2009. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2009	2008	2007
Dividend yield	2.6%	2.1%	2.0%
Expected volatility	38.3%	30.6%	29.4%
Risk-free interest rate	2.9%	3.6%	4.6%
Expected term of options (in years)	8.7	8.5	8.3
Weighted-average grant-date fair value	$4	$6	$6
As of December 31, 2009, there was no unrecognized compensation cost related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2009, 2008, and 2007, and changes during the same periods are presented in the tables and narrative below:

	2009
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	391	$17
Granted	48	11
Exercised	(—)	—		$0
Forfeited	(10)	14

Outstanding at End of Year	429	16	5.5 Yrs	$756

Exercisable at End of Year	429	$16	5.5 Yrs	$756

	2008
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	363	$16
Granted	48	19
Exercised	(20)	9		$194
Forfeited	(—)	(—)

Outstanding at End of Year	391	17	5.8 Yrs	$0

Exercisable at End of Year	391	$17	5.8 Yrs	$0

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued

	2007
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	000	Ex. Price	Contract Life	$000
Outstanding at Beginning of Year	341	$15
Granted	48	18
Exercised	(26)	7		$304
Forfeited	(—)	(—)

Outstanding at End of Year	363	16	6.0 Yrs	$631

Exercisable at End of Year	363	$16	6.0 Yrs	$631
A summary of the status of the Company’s non-vested Non-employee Director Stock Option Plan activity for the years ended December 31, 2009, 2008, and 2007, are presented in the table and narrative below:

	2009		2008		2007
		Wtd. Avg		Wtd. Avg		Wtd. Avg
		Grant		Grant		Grant
	Shares	Date	Shares	Date	Shares	Date
	000	Fair Value	000	Fair Value	000	Fair Value
Nonvested stock options at Beginning of Year	0	$0	0	$0	0	$0
Granted	48	4	48	6	48	6
Vested	(48)	4	(48)	6	(48)	6
Forfeited	0	0	0	0	0	0

Nonvested stock options at End of Year	0	$0	0	$0	0	$0
Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 121,346 shares, 141,018 shares and 111,558 shares under the new plan in 2009, 2008, and 2007, respectively, and has sold a total of 815,049 shares under the new plan through December 31, 2009. The Company sells shares at 85% of the stock’s market price at date of purchase. The weighted average fair value of shares sold in 2009 was approximately $11.16.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued
Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of which is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 596,790 shares outstanding under the plan as of December 31, 2009. During 2009, 2008, and 2007, 186,080, 99,290 and 107,200 shares, respectively, were granted with a restriction period of five years at market prices ranging from $9.96 to $18.03 in 2009, $8.30 to $17.00 in 2008, and $16.25 to $19.69 in 2007, and has unearned stock-based compensation of $5,032,309 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization of restricted stock for 2009 was $1,655,797.
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
ASC 280, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by ASC 280 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

	2009	2008	2007
Revenue:
Automotive Products
United States	$173,459,790	$205,032,708	$254,455,151
Germany	159,713,458	179,207,637	162,465,135
Japan	54,867,288	60,518,677	59,747,941
Other	137,597,471	156,704,358	153,430,864
Other	18,884,986	22,336,442	23,834,145

Total	$544,522,993	$623,799,822	$653,933,236

Income(Loss) from Operations:
Automotive Products	$96,815,575	$109,572,206	$136,741,562
Other	(2,196,506)	(759,290)	2,074,201

Total	$94,619,069	$108,812,916	$138,815,763

Assets:
Automotive Products	$311,306,542	$306,064,439	$305,519,359
Other	5,793,232	5,212,254	4,182,161
Corporate	505,503,715	451,826,687	588,321,160

Total	$822,603,489	$763,103,380	$898,022,680

Depreciation & Amortization:
Automotive Products	$34,960,303	$33,204,201	$29,796,901
Other	243,734	245,336	235,582
Corporate	3,160,455	2,441,530	2,402,775

Total	$38,364,492	$35,891,067	$32,435,258

Capital Expenditures:
Automotive Products	$15,250,621	$44,939,925	$52,378,659
Other	567,486	584,541	192,339
Corporate	5,312,393	0	1,953,324

Total	$21,130,500	$45,524,466	$54,524,322

Other includes Fire Protection Products and Dimmable Aircraft Windows. The Dimmable Aircraft Windows segment began during 2007. There were no Dimmable Aircraft Window sales in 2007 and sales were negligible during 2008 and 2009, which resulted in a loss from operations for the “Other” category.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8)	SEGMENT REPORTING, continued
Automotive Products revenues in the “Other” category are sales to automotive manufacturing plants in Canada, Mexico and Korea, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During 2009, approximately 11% of the Company’s net sales were invoiced and paid in European Euros.
During the years presented, the Company had six automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Customer
	Toyota
	Motor		General	Daimler
	Corporation	VW/Audi	Motors	AG	BMW	Ford
2009	17%	13%	13%	12%	10%	10%
2008	14%	13%	14%	14%	11%	#
2007	13%	#	19%	*15%	12%	#

*	Includes Chrysler through the date of sale.

#	Less than 10%.

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION	PAGE

3	(a)(1)
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

EXHIBIT NO.		DESCRIPTION	PAGE

*10	(b)(6)
Gentex Corporation 2002 Non-employee Director Stock Option Plan (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

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