Form 10-Q
period 2010-03-31
GENTEX CORP
filed 2010-05-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010, or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
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
Yes ☐                    No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 23, 2010

Common Stock, $0.06 Par Value	139,471,739
Exhibit Index located at page 19

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$340,853,897	$336,108,446
Short-term investments	55,218,346	17,123,647
Accounts receivable, net	83,826,911	71,159,512
Inventories	67,746,364	53,608,996
Prepaid expenses and other	23,937,689	27,412,894

Total current assets	571,583,207	505,413,495

PLANT AND EQUIPMENT — NET	198,508,874	197,530,249

OTHER ASSETS
Long-term investments	122,953,155	109,155,248
Patents and other assets, net	11,640,708	10,504,497

Total other assets	134,593,863	119,659,745

Total assets	$904,685,944	$822,603,489

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$49,758,307	$27,456,747
Accrued liabilities	52,459,976	31,181,031

Total current liabilities	102,218,283	58,637,778

DEFERRED INCOME TAXES	28,358,604	28,036,968

SHAREHOLDERS’ INVESTMENT
Common stock	8,368,304	8,300,363
Additional paid-in capital	289,927,007	270,351,796
Retained earnings	456,057,483	438,937,242
Other shareholders’ investment	19,756,263	18,339,342

Total shareholders’ investment	774,109,057	735,928,743

Total liabilities and shareholders’ investment	$904,685,944	$822,603,489

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

NET SALES	$185,768,929	$93,831,477

COST OF GOODS SOLD	117,200,560	71,521,107

Gross profit	68,568,369	22,310,370

OPERATING EXPENSES:
Engineering, research and development	14,338,518	11,380,204
Selling, general & administrative	9,621,954	8,731,081

Total operating expenses	23,960,472	20,111,285

Operating income	44,607,897	2,199,085

OTHER INCOME (EXPENSE):
Investment income	512,883	1,192,664
Impairment loss on available-for-sale securities	0	(1,290,590)
Other, net	2,564,472	(4,487,335)

Total other income (expense)	3,077,355	(4,585,261)

Income (loss) before provision for income taxes	47,685,252	(2,386,176)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	15,223,122	(829,245)

NET INCOME (LOSS)	$32,462,130	$(1,556,931)

EARNINGS (LOSS) PER SHARE:
Basic	$0.23	$(0.01)
Diluted	$0.23	$(0.01)

Cash Dividends Declared per Share	$0.11	$0.11
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,462,130	$(1,556,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,675,591	9,625,860
(Gain) loss on disposal of assets	179,297	288,031
(Gain) loss on sale of investments	(2,336,058)	3,862,328
Impairment loss on available-for-sale securities	0	1,290,590
Deferred income taxes	(160,137)	(3,301,142)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	2,334,402	2,244,273
Excess tax benefits from stock-based compensation	(276,341)	0
Change in operating assets and liabilities:
Accounts receivable, net	(12,667,399)	(2,692,121)
Inventories	(14,137,368)	871,460
Prepaid expenses and other	2,777,951	4,765,750
Accounts payable	22,301,560	(422,156)
Accrued liabilities, excluding dividends declared	21,154,386	1,087,413

Net cash provided by operating activities	61,308,014	16,063,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(10,845,788)	(5,988,937)
Proceeds from sale of plant and equipment	146,578	2,001
(Increase) decrease in investments	(46,187,875)	20,012,435
(Increase) decrease in other assets	(2,043,241)	(551,254)

Net cash provided by (used for) investing activities	(58,930,326)	13,474,245

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	17,308,754	37,932
Cash dividends paid	(15,217,332)	(15,139,685)
Excess tax benefits from stock-based compensation	276,341	0

Net cash provided by (used for) financing activities	2,367,763	(15,101,753)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,745,451	14,435,847

CASH AND CASH EQUIVALENTS, beginning of period	336,108,446	294,306,512

CASH AND CASH EQUIVALENTS, end of period	$340,853,897	$308,742,359

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2009 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2010, and the results of operations and cash flows for the interim period presented.
(3)	Adoption of New Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations. The additional disclosure requirements of ASU 2010-06 have been included in Note 5.
(4)	Subsequent Events
In 2009, FASB issued authoritative guidance at ASC 855, “Subsequent Events.” The standard establishes principles and requirements for subsequent events. The standard also sets forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. The Company has evaluated subsequent events, and concluded that no events have occurred since March 31, 2010 that require disclosure or recognition in its consolidated financial statements.
(5)	Investments
FASB has issued authoritative guidance at ASC 820, “Fair Value Measurements.” This statement establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expands financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5)	Investments (continued)
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in 2008, and to its non-financial assets and liabilities in 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$340,853,897	$340,853,897	$—	$—
Short-Term Investments:
Government Securities	30,072,490	30,072,490	—	—
U.S. Treasury Notes	25,104,500	—	25,104,500	—
Other	41,356	41,356	—	—
Long-Term Investments:
Common Stocks	57,636,827	57,636,827	—	—
Mutual Funds — Equity	55,623,460	55,623,460	—	—
Limited Partnership — Equity	9,094,168	—	9,094,168	—
Certificates of Deposit	250,000	—	250,000	—
Other — Equity	348,700	348,700

Net	$519,025,398	$484,576,730	$34,448,668	$—

The Company determines the fair value of its U.S. Treasury Notes by utilizing monthly valuation statements that are provided by its broker. The broker bases the investment valuation by using the bid price in the market. In addition, the Company determines the fair value of its limited partnership equity investments by utilizing monthly valuation statements that are provided by the limited partnership. The limited partnership bases its equity investment valuations on unadjusted quoted prices in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2010:

		Unrealized
	Cost	Gains	Losses	Market value

Short-Term Investments:
Government Securities	$30,099,752	$3,395	$(30,657)	$30,072,490
U.S. Treasury Notes	25,107,812	—	(3,312)	25,104,500
Other	41,356	—	—	41,356
Long-Term Investments:
Common Stocks	41,638,754	16,085,788	(87,715)	57,636,827
Mutual Funds-Equity	45,489,396	10,135,623	(1,559)	55,623,460
Limited Partnership — Equity	7,844,022	1,250,146	—	9,094,168
Certificates of Deposit	250,000	—	—	250,000
Other — Equity	338,506	10,194	—	348,700

	$150,809,598	$27,485,146	$(123,243)	$178,171,501

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5)	Investments (continued)
Unrealized losses on investments as of March 31, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(123,243)	$52,714,907
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other than temporary in 2008. The Company considered additional equity investment losses of $1,290,590 to be other than temporary in 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No additional equity investment losses were considered to be other than temporary at March 31, 2010.
Fixed income securities as of March 31, 2010, have contractual maturities as follows:

Due within one year	$55,218,346
Due Between one and five years	250,000
Due over five years	—
(6)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2010	December 31, 2009
Raw materials	$47,415,970	$34,041,224
Work-in-process	6,772,555	6,819,243
Finished goods	13,557,839	12,748,529

	$67,746,364	$53,608,996

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Quarter Ended March 31,
	2010	2009
Numerators:
Numerator for both basic and diluted EPS, net income	$32,462,130	$(1,556,931)

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	138,254,281	137,094,907
Potentially dilutive shares resulting from stock plans	1,260,346	—

Denominator for diluted EPS	139,514,627	137,094,907

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	1,327,668	8,509,196
(8)	Stock-Based Compensation Plans
At March 31, 2010, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2009, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $1,888,972 for the first quarter ended March 31, 2010. Compensation cost capitalized as part of inventory as of March 31, 2010, was $121,844.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2010	2009
Dividend yield	2.70%	2.50%
Expected volatility	40.60%	37.45%
Risk-free interest rate	2.55%	1.67%
Expected term of options (in years)	4.20	4.24
Weighted-average grant-date fair value	$5.56	$2.58
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of March 31, 2010, there was $11,822,916 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period with a weighted-average period of 4.0 years.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(8)	Stock-Based Compensation Plans (continued)
Non-employee Director Stock Option Plan
As of March 31, 2010, there was no unrecognized compensation cost under this plan related to share-based payments. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by shareholders. The purpose of the Plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years. As of March 31, 2010, the Company had unearned stock-based compensation of $5,651,174 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter ended March 31, 2010, was $445,430.
(9)	Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	March 31, 2010	March 31, 2009
Quarter Ended	$33,879,051	$(2,805,191)
(10)	The increase in common stock during the three months ended March 31, 2010, was primarily due to the issuance of 1,132,354 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in the first quarter. The first quarter dividend of approximately $15,342,000, was declared on February 22, 2010 and was paid on April 16, 2010.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(11)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended March 31,
	2010	2009
Revenue:
Automotive Products	$181,528,789	$88,954,343
Other	4,240,140	4,877,134

Total	$185,768,929	$93,831,477

Income (loss) from Operations:
Automotive Products	$45,177,401	$2,580,234
Other	(569,504)	(381,149)

Total	$44,607,897	$2,199,085

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Windows sales were negligible during the first quarter of 2009 and 2010, which resulted in a larger loss from operations for the “Other” category.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
FIRST QUARTER 2010 VERSUS FIRST QUARTER 2009
Net Sales. Net sales for the first quarter of 2010 increased by approximately $91,937,000, or 98%, when compared with the first quarter last year. Net sales of the Company’s automotive mirrors increased by approximately $92,574,000, or 104%, in the first quarter of 2010, when compared with the first quarter last year, primarily due to a 93% increase in auto-dimming mirror unit shipments from approximately 2,093,000 in the first quarter 2009 to approximately 4,031,000 in the current quarter. This unit increase was primarily due to increased light vehicle production globally and increased penetration of auto-dimming mirrors on 2010 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 91% compared with the first quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments for certain domestic and Japanese transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 93% compared with the first quarter in 2009, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Net sales of the Company’s fire protection products decreased 23% for the current quarter versus the same quarter of last year, primarily due to the weaker commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 76.2% in the first quarter of 2009 to 63.1% in the first quarter of 2010. This period-over-period percentage decrease primarily reflected the Company’s ability to leverage fixed overhead costs due to increased sales as a result of increased light vehicle production levels globally.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 26% and approximately $2,958,000 when compared with the same quarter last year, primarily due to increased variable employee compensation expense, and additional hiring of employee and contract engineers. Approximately half of the increase in E, R & D expenses was due to increased variable employee compensation expense.
Selling, general and administrative (S, G & A) expenses increased 10% and approximately $891,000, for the current quarter, when compared with the same quarter last year, primarily due to increased variable employee compensation expense and foreign exchange rates. Approximately three-quarters of the increase in S, G & A expenses was due to increased variable employee compensation expense.
Total Other Income (Expense). Investment income for the current quarter decreased by approximately $680,000, when compared with the first quarter of 2009, primarily due to lower interest rates.
A non-cash charge for other-than-temporary impairment losses on available-for-sale securities of $1,291,000 was recognized in the first quarter of 2009 due to unrealized losses on equity investments. There were no impairment losses in the first quarter of 2010.
Other income-net was approximately $2,564,000 in the current quarter compared with other expense-net of approximately $4,487,000 in the first quarter of 2009, primarily due to realized gains on the sale of equity investments in the current quarter, compared with realized losses in the same prior year period.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income (loss). Net loss of $1,557,000 in the first quarter of 2009 improved to net income of $32,462,000 in the first quarter of 2010, primarily due to the increased operating margin and the increase in total other income.

FINANCIAL CONDITION:
Short-term investments as of March 31, 2010, increased approximately $38,095,000 compared with December 31, 2009, primarily due to fixed income investment purchases.
Accounts receivable as of March 31, 2010 increased approximately $12,667,000 compared with December 31, 2009, primarily due to the higher sales level as well as monthly sales within each of those quarters.
Inventories as of March 31, 2010, increased approximately $14,137,000 compared with December 31, 2009, primarily due to higher sales and production levels.
Long-term investments as of March 31, 2010, increased approximately $13,798,000 compared to December 31, 2009. The increase was primarily due to the purchase of equity securities originally earmarked for the equity investment portfolio and an increase in unrealized gains in equity investments. Approximately three-quarters of the increase pertained to the purchase of additional equity securities.
Accounts payable as of March 31, 2010, increased approximately $22,302,000 compared to December 31, 2009, primarily due to increased production levels and capital spending.
Accrued Liabilities as of March 31, 2010, increased approximately $21,279,000 compared to December 31, 2009, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Cash flow from operating activities for the three months ended March 31, 2010, increased approximately $45,245,000 to approximately $61,308,000, compared with approximately $16,063,000, during the same period last year, primarily due to the increase in net income, accounts payable and accrued liabilities, partially offset by an increase in inventories. Capital expenditures for the three months ended March 31, 2010, were $10,846,000, compared with $5,989,000 for the same period last year, primarily due to increased production equipment purchases.
Management considers the Company’s working capital and long-term investments totaling approximately $592,318,000 as of March 31, 2010, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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

1,971,829 shares remain authorized to be repurchased under the plan as of March 31, 2010.
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
The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes there have been no significant changes in those critical accounting policies.
TRENDS AND DEVELOPMENTS:
The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. The Company started shipping RCD Mirrors for 4 additional models during the first quarter of 2010 to General Motors, who does not allow suppliers to announce vehicle programs in a news release.
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
The Company’s RCD Mirror feature competes in the market place with backup sensors and other rear backup cameras. The Company believes that its RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly. When a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of the RCD Mirror may depend on automakers willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.

The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature, to General Motors, Chrysler, BMW, Audi, Opel/Vauxhall, Toyota, Tata/Land Rover and Rolls Royce. The Company is currently shipping auto-dimming mirrors with SmartBeam for 33 vehicle models.
The Company previously reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began shipping parts for test planes in mid-2007. Based on the latest information available to the Company, Boeing now expects the first delivery of the 787 Dreamliner series of aircraft to occur in late 2010. The Company anticipates that it will begin to deliver windows to the production line in the first half of 2010. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane. The Company continued to ship parts in the first quarter of 2010 for the King Air 350i airplane in low volume.
The Company currently estimates that top line revenue will increase approximately 55-65% in the second quarter of 2010 compared with the second quarter of 2009, based on the current CSM forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on current light vehicle production forecasts for the second quarter of 2010 in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, customer inventory management, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, supplier part shortages, etc., which could disrupt our shipments to these customers, making forecasting difficult. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the second quarter of 2010 at this time. The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 25-30% in the second quarter of 2010 compared with the same period in 2009, primarily due to increased variable employee compensation expense and hiring of employee and contract engineers. Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the second quarter of 2010 compared with the same period in 2009, primarily due to increased variable employee compensation expense and some hiring in its overseas offices.
The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s end-of-March forecast for light vehicle production for the second quarter of 2010 are approximately 2.9 million units for North America, 4.3 million for Europe and 2.9 million for Japan and Korea. CSM’s end-of-March forecast for light vehicle production for calendar year 2010 are approximately 11.5 million for North America, 16.4 million for Europe and 12.2 million for Japan and Korea.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk.
Uncertain equity markets could negatively impact the Company’s financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended March 31, 2010, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2009.
The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company is significantly affected by weak economic conditions in worldwide markets that reduce demand for its products.
The Company continues to experience significant pricing pressures from its automotive customers and competitors, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, all of which pose increasing challenges in the current automotive production environment. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s sales growth, margins, profitability and, as a result, its share price. The Company also continues to experience pressure for select raw material cost increases.

The current state of the automotive industry has been well publicized and has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supplier part shortages, customer and supplier bankruptcies, automotive plant shutdowns, commodity material cost increases, consumer preference shift to smaller vehicles where the Company has a lower penetration rate and lower content per vehicle due to fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.
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
In light of the continuing well-publicized financial stresses within the worldwide automotive industry, certain automakers have filed for bankruptcy and other automakers and tier one mirror customers are considering bankruptcy and/or the sale of certain business segments. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, sales, margins, profitability and, as a result, its share price. The on-going uncertain economic environment continues to cause increased financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectibility of receivables.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2010, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of March 31, 2010, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and net sales growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential additional customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain products (e.g. SmartBeam® and Rear Camera Display Mirror), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II OTHER INFORMATION

Item 1A.	Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A — Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2009, except to the extent described in Part I — Item 2 of this Form 10-Q.

Item 6.	Exhibits
See Exhibit Index on Page 19.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION
Date: May 4, 2010	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: May 4, 2010	/s/ Steven A. Dykman
Steven A. Dykman
Vice President - Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

4(b)	Amended and Restated Shareholder Protection Rights Agreement, dated as of March 29, 2001, including as Exhibit A the form of Certificate of Adoption of Resolution Establishing Series of Shares of Junior Participating Preferred Stock of the Company, and as Exhibit B the form of Rights Certificate and of Election to Exercise, was filed as Exhibit 4(b) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	21

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	22

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	23

*	Indicates a compensatory plan or arrangement.