Form 10-Q
period 2010-06-30
GENTEX CORP
filed 2010-08-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of	38-2030505 (I.R.S. Employer Identification No.)
incorporation or organization)

600 N. Centennial, Zeeland, Michigan (Address of principal executive offices)	49464 (Zip Code)
(616) 772-1800
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 23, 2010

Common Stock, $0.06 Par Value	139,959,016

Exhibit Index located at page 19

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Item 4. Controls And Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295,234,858	$336,108,446
Short-term investments	85,613,809	17,123,647
Accounts receivable, net	93,453,861	71,159,512
Inventories	79,280,713	53,608,996
Prepaid expenses and other	23,769,957	27,412,894

Total current assets	577,353,198	505,413,495

PLANT AND EQUIPMENT — NET	196,744,410	197,530,249

OTHER ASSETS
Long-term investments	112,619,809	109,155,248
Patents and other assets, net	13,685,549	10,504,497

Total other assets	126,305,358	119,659,745

Total assets	$900,402,966	$822,603,489

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$44,263,614	$27,456,747
Accrued liabilities	39,245,322	31,181,031

Total current liabilities	83,508,936	58,637,778

DEFERRED INCOME TAXES	23,675,897	28,036,968

SHAREHOLDERS’ INVESTMENT
Common stock	8,397,541	8,300,363
Additional paid-in capital	300,517,517	270,351,796
Retained earnings	474,719,319	438,937,242
Other shareholders’ investment	9,583,756	18,339,342

Total shareholders’ investment	793,218,133	735,928,743

Total liabilities and shareholders’ investment	$900,402,966	$822,603,489

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
NET SALES	$201,560,960	$117,341,777	$387,329,889	$211,173,254

COST OF GOODS SOLD	127,667,134	81,547,272	244,867,694	153,068,379

Gross profit	73,893,826	35,794,505	142,462,195	58,104,875

OPERATING EXPENSES:
Engineering, research and development	15,222,622	11,221,720	29,561,140	22,601,924
Selling, general & administrative	9,884,445	8,494,480	19,506,399	17,225,561

Total operating expenses	25,107,067	19,716,200	49,067,539	39,827,485

Income from operations	48,786,759	16,078,305	93,394,656	18,277,390

OTHER INCOME (EXPENSE)
Investment income	556,004	867,640	1,068,887	2,060,304
Impairment loss on available-for-sale securities	0	0	0	(1,290,590)
Other, net	998,302	1,356,244	3,562,774	(3,131,091)

Total other income (expense)	1,554,306	2,223,884	4,631,661	(2,361,377)

Income before provision for income taxes	50,341,065	18,302,189	98,026,317	15,916,013

PROVISION FOR INCOME TAXES	16,283,735	6,092,882	31,506,857	5,263,637

NET INCOME	$34,057,330	$12,209,307	$66,519,460	$10,652,376

EARNINGS PER SHARE:
Basic	$0.24	$0.09	$0.48	$0.08
Diluted	$0.24	$0.09	$0.47	$0.08

Cash Dividends Declared per Share	$0.11	$0.11	$0.22	$0.22
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,519,460	$10,652,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,553,096	19,213,984
(Gain) loss on disposal of assets	439,689	397,184
(Gain) loss on sale of investments	(3,463,538)	3,432,131
Impairment loss on available-for-sale securities	0	1,290,590
Deferred income taxes	301,435	(3,829,485)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,870,212	4,449,101
Excess tax benefits from stock-based compensation	(497,436)	0
Change in operating assets and liabilities:
Accounts receivable, net	(22,294,349)	(6,921,077)
Inventories	(25,671,717)	6,612,897
Prepaid expenses and other	2,655,958	12,437,539
Accounts payable	16,806,867	(2,963,443)
Accrued liabilities, excluding dividends declared	7,886,131	4,765,954

Net cash provided by (used for) operating activities	67,105,808	49,537,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(19,095,284)	(11,457,187)
Proceeds from sale of plant and equipment	261,328	2,003
(Increase) decrease in investments	(78,992,662)	27,289,103
(Increase) decrease in other assets	(5,483,679)	(110,930)

Net cash provided by (used for) investing activities	(103,310,297)	15,722,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	25,392,689	215,390
Cash dividends paid	(30,559,224)	(30,283,927)
Repurchases of common stock	0	0
Excess tax benefits from stock-based compensation	497,436	0

Net cash provided by (used for) financing activities	(4,669,099)	(30,068,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,873,588)	35,192,203

CASH AND CASH EQUIVALENTS, beginning of period	336,108,446	294,306,512

CASH AND CASH EQUIVALENTS, end of period	$295,234,858	$329,498,715

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2009 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2010, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a material effect on the Company’s consolidated financial position or results of operations. The additional disclosure requirements of ASU 2010-06 have been included in Note 5.
(4)	Subsequent Events
In 2009, FASB issued authoritative guidance at ASC 855, “Subsequent Events.” The standard established principles and requirements for subsequent events. The standard also set forth the period after the balance sheet date during which management shall evaluate events/transactions that may occur for potential recognition or disclosure in its financial statements. The Company has evaluated subsequent events, and concluded that no events have occurred since June 30, 2010 that require disclosure or recognition in its consolidated financial statements.
(5)	Investments
FASB has issued authoritative guidance at ASC 820, “Fair Value Measurements.” This statement established a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5)	Investments (continued)
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in 2008, and to its non-financial assets and liabilities in 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of June 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$295,234,858	$295,234,858	$—	$—
Short-Term Investments:
Government Securities	35,184,070	35,184,070	—	—
U.S. Treasury Notes	50,286,250	—	50,286,250	—
Other	143,489	143,489	—	—
Long-Term Investments:
Common Stocks	50,370,409	50,370,409	—	—
Mutual Funds — Equity	52,676,771	52,676,771	—	—
Limited Partnership — Equity	8,972,929	—	8,972,929	—
Certificate of Deposit	250,000	—	250,000	—
Other — Equity	349,700	349,700

Total	$493,468,476	$433,959,297	$59,509,179	$—

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
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2010:

		Unrealized
	Cost	Gains	Losses	Market value

Short-Term Investments:
Government Securities	$35,175,926	$12,776	$(4,632)	$35,184,070
U.S. Treasury Notes	50,221,526	64,724	—	50,286,250
Other	143,489	—	—	143,489
Long-Term Investments:
Common Stocks	42,599,856	9,511,823	(1,741,270)	50,370,409
Mutual Funds-Equity	48,168,541	5,577,327	(1,069,097)	52,676,771
Limited Partnership — Equity	7,844,023	1,128,906	—	8,972,929
Certificate of Deposit	250,000	—	—	250,000
Other — Equity	338,506	11,194	—	349,700

Total	$184,741,867	$16,306,750	$(2,814,999)	$198,233,618

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5)	Investments (continued)
Unrealized losses on investments as of June 30, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(2,814,999)	$41,486,148
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other than temporary in 2008. The Company considered additional equity investment losses of $1,290,590 to be other than temporary in 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No additional equity investment losses were considered to be other than temporary at June 30, 2010.
Fixed income securities as of June 30, 2010, have contractual maturities as follows:

Due within one year	$85,613,809
Due between one and five years	250,000
Due over five years	—
(6)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2010	December 31, 2009
Raw materials	$53,908,490	$34,041,224
Work-in-process	9,727,592	6,819,243
Finished goods	15,644,631	12,748,529

	$79,280,713	$53,608,996

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerators:
Numerator for both basic and diluted EPS, net income	$34,057,330	$12,209,307	$66,519,460	$10,652,376

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	139,124,771	137,163,798	138,697,007	137,135,407
Potentially dilutive shares resulting from stock plans	1,421,509	383,092	1,365,635	352,424

Denominator for diluted EPS	140,546,280	137,546,890	140,062,642	137,487,831

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	285,998	7,789,220	301,038	7,807,663
(8)	Stock-Based Compensation Plans
At June 30, 2010, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2009, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $2,164,133 and $4,053,105 for the second quarter and six months ended June 30, 2010, respectively. Compensation cost capitalized as part of inventory as of June 30, 2010, was $125,225.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dividend yield	2.73%	2.61%	2.72%	2.56%
Expected volatility	41.04%	38.91%	40.82%	38.18%
Risk-free interest rate	1.79%	2.54%	2.17%	2.11%
Expected term of options (in years)	4.19	4.25	4.20	4.25
Weighted-average grant-date fair value	$5.01	$3.26	$5.29	$2.92
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of June 30, 2010, there was $12,660,692 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting period.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(8)	Stock-Based Compensation Plans (continued)
Non-employee Director Stock Option Plan
As of June 30, 2010, there was $238,383 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2010 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2010, the Company had unearned stock-based compensation of $5,651,141 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2010, were $371,677 and $817,107, respectively.
(9)	Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	June 30, 2010	June 30, 2009
Quarter Ended	$23,884,823	$19,526,561
Six Months Ended	$57,763,874	$16,721,370

(10)	The increase in common stock during the six months ended June 30, 2010, was primarily due to the issuance of 1,619,631 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in the first and second quarters of 2010. The second quarter dividend of approximately $15,395,000, was declared on May 17, 2010 and was paid on July 16, 2010.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(11)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Automotive Products	$196,415,200	$112,202,030	$377,943,989	$201,156,373
Other	5,145,760	5,139,747	9,385,900	10,016,881

Total	$201,560,960	$117,341,777	$387,329,889	$211,173,254

Income (loss) from Operations:
Automotive Products	$48,733,906	$16,410,977	$93,911,307	$18,991,211
Other	52,853	(332,672)	(516,651)	(713,821)

Total	$48,786,759	$16,078,305	$93,394,656	$18,277,390

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
SECOND QUARTER 2010 VERSUS SECOND QUARTER 2009
Net Sales. Net sales for the second quarter of 2010 increased by approximately $84,219,000, or 72%, when compared with the second quarter last year. Net sales of the Company’s automotive mirrors increased by approximately $84,213,000, or 75%, in the second quarter of 2010, when compared with the second quarter last year, primarily due to a 60% increase in auto-dimming mirror unit shipments from approximately 2,610,000 in the second quarter 2009 to approximately 4,178,000 in the current quarter. This unit increase was primarily due to increased global light vehicle production and increased penetration of auto-dimming mirrors on 2010 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 103% compared with the second quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments for domestic and Asian transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 43% compared with the second quarter in 2009, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Net sales of the Company’s fire protection products decreased 21% for the current quarter versus the same quarter of last year, primarily due to the weaker commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 69.5% in the second quarter of 2009 to 63.3% in the second quarter of 2010. This period-over-period percentage decrease in cost of goods sold primarily reflected the Company’s ability to leverage fixed overhead costs due to increased sales as a result of increased global light vehicle production levels.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 36% and approximately $4,001,000 when compared with the same quarter last year, primarily due to additional hiring of employee and contract engineers, and increased variable employee compensation expense. Approximately half of the increase in E, R & D expenses was due to additional hiring of employee and contract engineers, and approximately one-third of the increase in E, R & D expenses was due to increased variable compensation expense.
Selling, general and administrative (S, G & A) expenses increased 16% and approximately $1,390,000, for the current quarter, when compared with the same quarter last year, primarily due to increased variable employee compensation expense and the Company’s overseas office expenses. Each factor accounted for approximately one-third of the increase in S, G & A expenses.
Total Other Income (Expense). Investment income for the current quarter decreased by approximately $312,000, when compared with the same period last year, primarily due to lower interest rates.
Other income-net for the current quarter decreased approximately $358,000, when compared with the same period last year, primarily due to changes in foreign currency related to the Company’s Euro denominated account.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income (loss). Net income for the second quarter of 2010 increased by approximately $21,848,000, when compared with the same quarter last year primarily due to increased sales and gross margin.
SIX MONTHS ENDED JUNE 30, 2010, VERSUS SIX MONTHS ENDED JUNE 30, 2009
Net Sales. Net sales for the six months ended June 30, 2010 increased by approximately $176,157,000, or 83%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $176,788,000, or 88% period over period, as auto-dimming mirror unit shipments increased by 75% from approximately 4,703,000 in the first six months of 2009 to approximately 8,209,000 in the first six months of 2010. The increase was primarily due to increased global light vehicle production and increased penetration of auto-dimming mirrors on 2010 model year vehicles. Unit shipments to customers in North America increased by 97% during the first six months of 2010 versus the same period in 2009, primarily due to increased auto-dimming mirror unit shipments for domestic and Asian transplant automakers. Mirror unit shipments to automotive customers outside North America increased by 64% period over period, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Net sales of the Company’s fire protection products decreased 22% period over period, primarily due to the weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 72.5% in the six months ended June 30, 2009, to 63.2% in the six months ended June 30, 2010. This percentage increase primarily reflected the Company’s ability to leverage fixed overhead costs due to increased sales as a result of increased global light vehicle production levels.
Operating Expenses. For the six months ended June 30, 2010, engineering, research and development expenses increased 31% and approximately $6,959,000, when compared with the same period last year, primarily due to additional hiring of employee and contract engineers, and increased variable employee compensation expense. Approximately half of the increase in E, R & D expenses was due to additional hiring of employee and contract engineers, and approximately one-third of the increase in E, R & D expenses was due to increased variable compensation expense.
Selling, general and administrative expenses increased 13% and approximately $2,281,000 for the six months ended June 30, 2010, when compared with the same period last year, primarily due to increased variable employee compensation expense and the Company’s overseas office expenses. Approximately two-thirds of the increase in S, G & A expenses was due to increased variable compensation expense and the balance of the increase was due to overseas office expenses.
Total Other Income (expense). Investment income for the six months ended June 30, 2010, decreased by approximately $991,000, when compared with the same period last year, primarily due to lower interest rates.
For the six months ended June 30, 2009 a non-cash charge for other-than-temporary impairment losses on available-for-sale securities of $1,291,000 was recognized due to unrealized losses on equity investments. There were no impairment losses for the six months ended June 30, 2010.
Other income-net was approximately $3,563,000 for the six months ended June 30, 2010 compared with other expense-net of approximately $3,131,000 in the same prior year period, primarily due to realized gains on the sale of equity investments in the six months ended June 30, 2010, compared with realized losses on the sale of equity investments in the same prior year period.
Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2010, primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by approximately $55,867,000 for the six months ended June 30, 2010, when compared with the same period last year, primarily due to increased sales and gross margin.
FINANCIAL CONDITION:
Short-term investments as of June 30, 2010, increased approximately $68,490,000 compared with December 31, 2009, primarily due to fixed income investment purchases.
Accounts receivable as of June 30, 2010 increased approximately $22,294,000 compared with December 31, 2009, primarily due to the higher sales level as well as monthly sales within each of those quarters.
Inventories as of June 30, 2010, increased approximately $25,672,000 compared with December 31, 2009, primarily due to higher sales and production levels in conjunction with increased lead time for electronic component raw materials inventory.
Accounts payable as of June 30, 2010, increased approximately $16,807,000 compared to December 31, 2009, primarily due to increased production levels and capital spending.
Cash flow from operating activities for the six months ended June 30, 2010, increased approximately $17,568,000 to approximately $67,106,000, compared with approximately $49,538,000, during the same period last year, primarily due to the increase in net income and accounts payable, partially offset by an increase in accounts receivable and inventories. Capital expenditures for the six months ended June 30, 2010, were $19,095,000, compared with $11,457,000 for the same period last year, primarily due to increased production equipment purchases.

Management considers the Company’s working capital and long-term investments totaling approximately $606,464,000 as of June 30, 2010, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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

1,971,829 shares remain authorized to be repurchased under the plan as of June 30, 2010.
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

TRENDS AND DEVELOPMENTS:
The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. During the current quarter, the Company announced that its RCD Mirror is offered on the Toyota Avalon, Toyota 4 Runner and the Ford Taurus. The Company also started shipping RCD Mirrors for 2 additional models during the second quarter of 2010 to General Motors, who does not allow suppliers to announce vehicle programs in a news release. The Company is currently shipping auto-dimming mirrors with RCD for 47 models with 8 automakers. The Company is also shipping auto-dimming mirrors with RCD for nearly 20 aftermarket or dealer-installed programs.
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
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to 8 automakers. During the current quarter, the Company announced that SmartBeam is offered on the 2011 Toyota Sienna, which is Toyota’s flagship minivan. The Company is currently shipping auto-dimming mirrors with SmartBeam for 34 vehicle models.
The Company previously reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the current quarter. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane. In the second quarter of 2010, the Company continued to ship parts for the King Air 350i airplane in low volume.
The Company recently negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company is sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends December 31, 2011.
The Company currently estimates that top line revenue will increase approximately 30-35% in the third quarter of 2010 compared with the third quarter of 2009, based on the mid-July CSM forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on current light vehicle production forecasts for the third quarter of 2010 in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, customer inventory management, supplier part shortages, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt our shipments to these customers, making forecasting difficult. Due to continued uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the third quarter of 2010 at this time. The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 30-35% in the third quarter of 2010 compared with the same period in 2009, primarily due to continued hiring of employee and contract engineers, and increased variable employee compensation expense. Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the third quarter of 2010 compared with the same period in 2009, primarily due to increased variable employee compensation expense and increased overseas office expenses.

The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s mid-July forecast for light vehicle production for the third quarter of 2010 are approximately 2.9 million units for North America, 3.8 million for Europe and 3.2 million for Japan and Korea. CSM’s mid-July forecast for light vehicle production for calendar year 2010 are approximately 11.6 million for North America, 17.5 million for Europe and 12.8 million for Japan and Korea.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk.
Uncertain equity markets could negatively impact the Company’s financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended June 30, 2010, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2009.
The Company has some assets, liabilities and operations outside the United States, which currently are not significant. Because the Company sells its automotive mirrors throughout the world, the Company is affected by weak economic conditions in worldwide markets that reduce demand for its products.
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
The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supplier part shortages, customer and supplier bankruptcies, automotive plant shutdowns, commodity material cost increases, consumer preference shift to smaller vehicles where the Company has a lower penetration rate and lower content per vehicle due to environmental concerns and fuel costs. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.
Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively manage costs and utilize capital as well, engineering, research and development, and human resource investments.
In light of the continuing financial stresses within the worldwide automotive industry, certain automakers and tier one customer are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, sales, margins, profitability and, as a result, its share price. The on-going economic environment continues to cause increased financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectibility of receivables.
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
Item 4. Controls And Procedures
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2010, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of June 30, 2010, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and net sales growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, customer inventory management, supplier part shortages, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential additional customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the success of certain products (e.g. SmartBeam® and Rear Camera Display Mirror), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
PART II — OTHER INFORMATION
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

GENTEX CORPORATION
Date: August 3, 2010	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: August 3, 2010	/s/ Steven A. Dykman
Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description	Page

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