Form 10-Q
period 2010-09-30
GENTEX CORP
filed 2010-11-02
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at October 22, 2010

Common Stock, $0.06 Par Value	140,359,244
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
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Item 4. Controls And Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$303,717,898	$336,108,446
Short-term investments	85,671,421	17,123,647
Accounts receivable, net	106,681,882	71,159,512
Inventories	92,106,366	53,608,996
Prepaid expenses and other	20,347,709	27,412,894

Total current assets	608,525,276	505,413,495

PLANT AND EQUIPMENT — NET	196,545,669	197,530,249

OTHER ASSETS
Long-term investments	123,803,570	109,155,248
Patents and other assets, net	13,408,112	10,504,497

Total other assets	137,211,682	119,659,745

Total assets	$942,282,627	$822,603,489

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$50,105,699	$27,456,747
Accrued liabilities	33,262,951	31,181,031

Total current liabilities	83,368,650	58,637,778

DEFERRED INCOME TAXES	29,065,488	28,036,968

SHAREHOLDERS’ INVESTMENT
Common stock	8,421,555	8,300,363
Additional paid-in capital	309,635,160	270,351,796
Retained earnings	493,571,046	438,937,242
Other shareholders’ investment	18,220,728	18,339,342

Total shareholders’ investment	829,848,489	735,928,743

Total liabilities and shareholders’ investment	$942,282,627	$822,603,489

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
NET SALES	$206,832,953	$155,741,847	$594,162,842	$366,915,101

COST OF GOODS SOLD	133,073,198	101,386,005	377,940,892	254,454,384

Gross profit	73,759,755	54,355,842	216,221,950	112,460,717

OPERATING EXPENSES:
Engineering, research and development	16,463,760	11,955,915	46,024,900	34,557,839
Selling, general & administrative	10,323,698	9,296,514	29,830,097	26,522,075

Total operating expenses	26,787,458	21,252,429	75,854,997	61,079,914

Income from operations	46,972,297	33,103,413	140,366,953	51,380,803

OTHER INCOME (EXPENSE)
Investment income	620,160	567,664	1,689,047	2,627,968
Impairment loss on available-for-sale securities	0	0	0	(1,290,590)
Other, net	2,578,853	1,911,329	6,141,627	(1,219,762)

Total other income	3,199,013	2,478,993	7,830,674	117,616

Income before provision for income taxes	50,171,310	35,582,406	148,197,627	51,498,419

PROVISION FOR INCOME TAXES	15,880,066	11,645,552	47,386,923	16,909,189

NET INCOME	$34,291,244	$23,936,854	$100,810,704	$34,589,230

EARNINGS PER SHARE:
Basic	$0.25	$0.17	$0.73	$0.25
Diluted	$0.24	$0.17	$0.72	$0.25

Cash Dividends Declared per Share	$0.11	$0.11	$0.33	$0.33
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,810,704	$34,589,230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,591,073	28,895,520
(Gain) loss on disposal of assets	662,402	409,489
(Gain) loss on sale of investments	(4,379,689)	2,086,250
Impairment loss on available-for-sale securities	0	1,290,590
Deferred income taxes	4,164,643	(5,208,670)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	7,669,990	6,876,619
Excess tax benefits from stock-based compensation	(585,954)	0
Change in operating assets and liabilities:
Accounts receivable, net	(35,522,370)	(29,807,906)
Inventories	(38,497,371)	8,315,421
Prepaid expenses and other	3,686,589	12,264,207
Accounts payable	22,648,952	12,515,291
Accrued liabilities, excluding dividends declared	1,859,735	11,398,168

Net cash provided by (used for) operating activities	92,108,704	83,624,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(29,126,357)	(16,452,961)
Proceeds from sale of plant and equipment	480,460	10,754
(Increase) decrease in investments	(78,123,603)	18,952,520
(Increase) decrease in other assets	(4,095,559)	336,465

Net cash provided by (used for) investing activities	(110,865,059)	2,846,778

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	31,734,568	488,133
Cash dividends paid	(45,954,715)	(45,435,764)
Excess tax benefits from stock-based compensation	585,954	0

Net cash provided by (used for) financing activities	(13,634,193)	(44,947,631)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,390,548)	41,523,356

CASH AND CASH EQUIVALENTS, beginning of period	336,108,446	294,306,512

CASH AND CASH EQUIVALENTS, end of period	$303,717,898	$335,829,868

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2009 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2010, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amended ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a material effect on the Company’s consolidated financial position or results of operations. The additional disclosure requirements of ASU 2010-06 have been included in Note 4.
(4)	Investments
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
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in 2008, and to its non-financial assets and liabilities in 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$303,717,898	$303,717,898	$—	$—
Short-Term Investments:
Government Securities	35,225,040	35,225,040	—	—
U.S. Treasury Notes	50,246,000	—	50,246,000	—
Other	200,381	200,381	—	—
Long-Term Investments:
Common Stocks	57,659,406	57,659,406	—	—
Mutual Funds — Equity	56,612,839	56,612,839	—	—
Limited Partnership — Equity	8,671,225	—	8,671,225	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	360,100	360,100

Total	$513,192,889	$453,775,664	$59,417,225	$—

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
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2010:

		Unrealized
	Cost	Gains	Losses	Market value

Short-Term Investments:
Government Securities	$35,207,451	$19,139	$(1,550)	$35,225,040
U.S. Treasury Notes	50,158,724	87,276	—	50,246,000
Other	200,381	—	—	200,381
Long-Term Investments:
Common Stocks	43,891,325	14,304,844	(536,763)	57,659,406
Mutual Funds — Equity	46,648,549	9,964,290	—	56,612,839
Limited Partnership — Equity	7,844,023	827,202	—	8,671,225
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	21,594	—	360,100

Total	$184,788,959	$25,224,345	$(538,313)	$209,474,991

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
Unrealized losses on investments as of September 30, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(538,313)	$12,205,862
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $1,290,590 to be other than temporary in 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No additional equity investment losses were considered to be other than temporary at September 30, 2010.
Fixed income securities as of September 30, 2010, have contractual maturities as follows:

Due within one year	$85,671,421
Due between one and five years	500,000
Due over five years	—
(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2010	December 31, 2009
Raw materials	$58,303,904	$34,041,224
Work-in-process	13,538,532	6,819,243
Finished goods	20,263,930	12,748,529

	$92,106,366	$53,608,996

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerators:
Numerator for both basic and diluted EPS, net income	$34,291,244	$23,936,854	$100,810,704	$34,589,230

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	139,507,360	137,216,748	138,973,832	137,163,501
Potentially dilutive shares resulting from stock plans	1,051,833	494,110	1,192,643	383,209

Denominator for diluted EPS	140,559,193	137,710,858	140,166,475	137,546,710

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	1,591,642	7,567,738	1,787,200	8,601,081
(7)	Stock-Based Compensation Plans
At September 30, 2010, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2009, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $2,373,568 and $6,426,673 for the third quarter and nine months ended September 30, 2010, respectively. Compensation cost capitalized as part of inventory as of September 30, 2010, was $164,793.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend yield	2.74%	2.67%	2.72%	2.59%
Expected volatility	41.16%	39.79%	40.93%	38.72%
Risk-free interest rate	1.27%	2.33%	1.87%	2.18%
Expected term of options (in years)	4.18	4.26	4.19	4.25
Weighted-average grant-date fair value	$5.46	$4.18	$5.34	$3.39
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of September 30, 2010, there was $13,828,190 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	Stock-Based Compensation Plans (continued)
Non-employee Director Stock Option Plan
As of September 30, 2010, there was $77,119 of unrecognized compensation cost under this plan related to share-based payments which is expected to be recognized over the balance of the 2010 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2010, the Company had unearned stock-based compensation of $5,620,855 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2010, were $426,210 and $1,243,317, respectively.
(8)	Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss) represents net income (loss) adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income (loss) was as follows:

	September 30, 2010	September 30, 2009
Quarter Ended	$42,928,216	$31,538,084
Nine Months Ended	$100,692,090	$48,259,454
(9)	The increase in common stock during the nine months ended September 30, 2010, was primarily due to the issuance of 2,019,859 shares of the Company’s common stock under its stock-based compensation plans. The Company has also recorded a $0.11 per share cash dividend in each of the first, second and third quarters of 2010. The third quarter dividend of approximately $15,440,000, was declared on August 17, 2010 and was paid on October 15, 2010.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Automotive Products	$201,481,252	$151,088,880	$579,425,241	$352,245,253
Other	5,351,701	4,652,967	14,737,601	14,669,848

Total	$206,832,953	$155,741,847	$594,162,842	$366,915,101

Income (loss) from Operations:
Automotive Products	$46,808,936	$33,864,759	$140,720,243	$52,855,970
Other	163,361	(761,346)	(353,290)	(1,475,167)

Total	$46,972,297	$33,103,413	$140,366,953	$51,380,803

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
THIRD QUARTER 2010 VERSUS THIRD QUARTER 2009
Net Sales. Net sales for the third quarter of 2010 increased by approximately $51,091,000, or 33%, when compared with the third quarter last year. Net sales of the Company’s automotive mirrors increased by approximately $50,392,000, or 33%, in the third quarter of 2010, when compared with the third quarter last year, primarily due to a 28% increase in auto-dimming mirror unit shipments from approximately 3,297,000 in the third quarter 2009 to approximately 4,234,000 in the current quarter. This unit increase was primarily due to increased global light vehicle production and increased penetration of auto-dimming mirrors on 2010 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 36% compared with the third quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments for domestic and Asian transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 24% compared with the third quarter in 2009, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Other net sales increased 15% for the current quarter versus the same quarter of last year, as increased dimmable window sales more than offset the 11% decrease in fire protection sales. The decrease in fire protection sales was primarily due to the weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 65.1% in the third quarter of 2009 to 64.3% in the third quarter of 2010. This quarter-over-quarter percentage decrease in cost of goods sold primarily reflected the Company’s ability to leverage fixed overhead costs due to increased sales in the most recently completed quarter as a result of increased global light vehicle production levels, partially offset by annual customer price reductions and costs associated with supply chain constraints on certain electronic components. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-1.5 percentage points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 38% and approximately $4,508,000 when compared with the same quarter last year, primarily due to additional hiring of employee and outside contract engineer/development services.
Selling, general and administrative (S, G & A) expenses increased 11% and approximately $1,027,000, for the current quarter, when compared with the same quarter last year, primarily due to the Company’s overseas office expenses and increased variable employee compensation expense. Each factor accounted for approximately half of the increase in S, G & A expense.
Total Other Income. Total other income for the current quarter increased by approximately $720,000, when compared with the same period last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the third quarter of 2010 increased by approximately $10,354,000, when compared with the same quarter last year, primarily due to increased sales and gross margin.
NINE MONTHS ENDED SEPTEMBER 30, 2010, VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

Net Sales. Net sales for the nine months ended September 30, 2010 increased by approximately $227,248,000, or 62%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $227,180,000, or 64% period over period, as auto-dimming mirror unit shipments increased by 56% from approximately 8,000,000 in the first nine months of 2009 to approximately 12,443,000 in the first nine months of 2010. The increase was primarily due to increased global light vehicle production and increased penetration of auto-dimming mirrors on 2010 model year vehicles. Unit shipments to customers in North America increased by 70% during the first nine months of 2010 versus the same period in 2009, primarily due to increased auto-dimming mirror unit shipments for domestic and Asian transplant automakers. Mirror unit shipments to automotive customers outside North America increased by 48% period over period, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Other net sales were flat period over period, as increased dimmable window sales offset the 19% decrease in fire protection sales. The decrease in fire protection revenues was primarily due to the weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 69.3% in the nine months ended September 30, 2009, to 63.6% in the nine months ended September 30, 2010. This percentage decrease primarily reflected the Company’s ability to leverage fixed overhead costs due to increased sales as a result of increased global light vehicle production levels.
Operating Expenses. For the nine months ended September 30, 2010, engineering, research and development expenses increased 33% and approximately $11,467,000, when compared with the same period last year, primarily due to additional hiring of employee and outside contract engineer/development services, and increased variable employee compensation expense. Approximately half of the increase in E, R & D expenses was due to additional hiring of employee and outside contract engineer/development services, and approximately one-third of the increase in E, R & D expenses was due to increased variable compensation expense.
Selling, general and administrative expenses increased 12% and approximately $3,308,000 for the nine months ended September 30, 2010, when compared with the same period last year, primarily due to the Company’s overseas office expenses and increased variable employee compensation expense. Each factor accounted for approximately half of the increase in S, G & A expense.
Total Other Income. Total other income for the nine months ended September 30, 2010, increased by approximately $7,713,000, when compared with the same period last year, primarily due to realized gains on the sale of equity investments in the nine months ended September 30, 2010, compared with realized losses on the sale of equity investments in the same prior year period.
Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2010, primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by approximately $66,221,000 for the nine months ended September 30, 2010, when compared with the same period last year, primarily due to increased sales and gross margin.
FINANCIAL CONDITION:
Short-term investments as of September 30, 2010, increased approximately $68,548,000 compared with December 31, 2009, primarily due to fixed income investment purchases.
Accounts receivable as of September 30, 2010 increased approximately $35,522,000 compared with December 31, 2009, primarily due to the higher sales level as well as monthly sales within each of those quarters.
Inventories as of September 30, 2010, increased approximately $38,497,000 compared with December 31, 2009, primarily due to higher sales and production levels in conjunction with increased lead time for electronic component raw materials inventory.
Long-term investments as of September 30, 2010, increased approximately $14,648,000 compared to December 31, 2009. The increase was primarily due to the purchase of equity securities originally earmarked for the equity investment portfolio.
Accounts payable as of September 30, 2010, increased approximately $22,649,000 compared to December 31, 2009, primarily due to increased production levels and capital spending.
Cash flow from operating activities for the nine months ended September 30, 2010, increased approximately $8,484,000 to approximately $92,109,000, compared with approximately $83,624,000, during the same period last year, primarily due to the increased net income, partially offset by changes in working capital. Capital expenditures for the nine months ended September 30, 2010, were $29,126,000, compared with $16,453,000 for the same period last year, primarily due to increased production equipment purchases.

Management considers the Company’s working capital and long-term investments totaling approximately $648,960,000 as of September 30, 2010, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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

1,971,829 shares remain authorized to be repurchased under the plan as of September 30, 2010.
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

TRENDS AND DEVELOPMENTS:
The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. During the current quarter, the Company announced that its RCD Mirror is offered on the Toyota Corolla sedan, the Toyota Auris family hatchback and the Ford F-250 Super Duty® Pickup. The Company recently announced that its RCD Mirror is offered on the Ford Escape. The Company is currently shipping auto-dimming mirrors with RCD for 51 models with 8 automakers. The Company is also shipping auto-dimming mirrors with RCD for nearly 20 aftermarket or dealer-installed programs.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then has two years to determine how automakers must meet the rules, which may include the use of additional mirrors, sensors, rear back-up cameras (which could be in a mirror, navigation systems or other LCD display). Once NHTSA publishes the new rules, automakers will have 48 months to comply with those rules for vehicles in the United States. NHTSA is expected to publish its preliminary interpretation, which will again be subject to public comment, in mid November, with the final interpretation expected in February 2011. The Company’s RCD Mirror is a cost competitive product that is relatively easy to implement and may be among the technologies that NHTSA will include as a means to meet the requirements of the legislation.
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
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. During the current quarter, the Company announced that SmartBeam is offered as an option in Europe on the Audi A1, A3, A6, A8, Q5, R8, TT, and the VW Eos, Golf, Jetta, Jetta Sportswagen, Passat, Passat CC, Scirocco, Touran and Sharan. The Company recently announced that it is supplying auto-dimming rearview mirrors with its SmartBeam feature for the all-new Peugeot 508. The Company is currently shipping auto-dimming mirrors with SmartBeam for 52 vehicle models to 10 automakers.
The Company previously reached an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane. In the third quarter of 2010, the Company continued to ship parts for the King Air 350i airplane in low volume.
During the second quarter of 2010, the Company negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company is sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends December 31, 2011.
The Company currently estimates that top line revenue will increase approximately 20% in the fourth quarter of 2010 compared with the fourth quarter of 2009, based on the end-of-September CSM forecast for light vehicle production levels and the Company’s anticipated product mix. These estimates are based on the end of September CSM forecast for current light vehicle production forecasts for the fourth quarter of 2010 in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, automotive plant shutdowns, customer inventory management, supplier part shortages, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, etc., which could disrupt Company shipments to these customers, make forecasting difficult. The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 30-35% in the fourth quarter of 2010 compared with the same period in 2009, primarily due to continued hiring of employee and outside contract engineer/development services. Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the fourth quarter of 2010 compared with the same period in 2009, primarily due to increased overseas office expenses.

The Company utilizes the light vehicle production forecasting services of CSM Worldwide, and CSM’s end-of-September forecast for light vehicle production for the fourth quarter of 2010 are approximately 2.8 million units for North America, 4.3 million for Europe and 3.1 million for Japan and Korea. CSM’s end-of-September forecast for light vehicle production for calendar year 2010 are approximately 11.8 million for North America, 18.0 million for Europe and 12.9 million for Japan and Korea.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Uncertain equity markets could negatively impact the Company’s financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended September 30, 2010, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2009.
The Company has some assets, liabilities and operations outside the United States, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, the Company is affected by uncertain economic conditions in worldwide markets that can reduce demand for its products.
The Company continues to experience significant pricing pressures from its automotive customers and competitors, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with productivity and manufacturing yield improvements, engineering and purchasing cost reductions, and increases in unit sales volume, each of which continues to be a challenge. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s sales growth, margins, profitability and, as a result, its share price. The Company is also experiencing increased costs associated with supply chain constraints on certain electronic components.
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
Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellations or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively manage costs and utilize capital, as well as engineering, research and development, and human resource investments.
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
Item 4. Controls And Procedures.
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2010, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of September 30, 2010, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

GENTEX CORPORATION
Date: November 2, 2010	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: November 2, 2010	/s/ Steven A. Dykman
Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description	Page

3	(a)
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