Form 10-K
period 2010-12-31
GENTEX CORP
filed 2011-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for fiscal year ended December 31, 2010,
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☑ No: ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes: ☑ No: ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☑
As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), 139,959,016 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $2,424,538,128 computed at the closing price on that date.
As of February 9, 2011, 142,469,452 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.
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
The Company was organized as a Michigan corporation in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products primarily for the commercial building industry. In 1982, the Company introduced an automatic interior rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic (auto-dimming) mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview mirror headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.
During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam® that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®. During 2009, the Company expanded the capabilities of its SmartBeam® product to include Variable Forward Lighting (VFL) and Dynamic Forward Lighting (DFL). VFL also automates high-beam and low-beam switching. But, in addition, by communicating with the vehicle’s dynamic-leveling headlamp systems, it produces “continuously variable low beams” — automatically extending and contracting the low-beam patterns. This technology provides an added level of forward lighting optimization by maximizing both low and high beams. DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System. During 2010, the Company began shipping auto-dimming mirrors with SmartBeam® on 22 additional vehicle models for Audi, Bavarian Motor Works, A.G. (BMW), Tata/Jaguar, PSA Peugeot Citroen, Spyker/Saab, Toyota and Volkswagen.
During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows the vehicle operator a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of Original Equipment Manufacturer (OEM) programs and dealer or port-installed programs for its RCD Mirror. During 2008, the Company announced that its RCD Mirror was available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories, in addition to announcing that its RCD Mirror was available on additional models. During 2010, the Company announced that its RCD Mirror is available on 23 additional vehicle models, as OEM programs or dealer or port-installed programs, for Acura, Ford, General Motors, Honda, Hyundai/Kia, Tata/Land Rover and Toyota.
In February of 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. Under that Act, the National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then had two years to determine how automakers must meet the rules. NHTSA released its preliminary interpretation of the Kids Transportation Safety Act on December 3, 2010, indicating that automakers must install backup cameras in all vehicles in the United States by September of 2014. The preliminary interpretation is open for public comment for 60 days, and NHTSA’s final interpretation is currently scheduled for February 28, 2011. The Company believes that its cost-competitive RCD Mirror product is relatively easy to implement for increased safety and may be used by automakers as a means to display the image produced by the camera and meet the requirements of the legislation. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding that some customers may take a wait and see approach to compliance with the Act until all rulemaking is final.

During 2005, the Company entered into an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering variably dimmable windows to the production line in the second quarter of 2010. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for passenger-cabin windows on the Beechcraft King Air 350i airplane. The Company continued to ship parts for the King Air 350i airplane in low volume during 2010.
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
Automotive Mirrors
Automatic-Dimming Rearview Mirrors
Interior Auto-Dimming Mirrors. In 1987, the Company achieved a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The interior auto-dimming mirror offers all of the continuous reflectance levels between its approximate 85% full-reflectance state and its 5% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company’s proprietary electrochromic materials. When the appropriate light differential is detected by the sensors, an electric current causes the elctrochromic material to darken, decreasing the mirror’s reflectance, thereby eliminating glare.
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
The Company started making shipments of its auto-dimming mirrors for a number of small/mid-sized, medium-priced vehicles during 2001 and 2002. The Company has continued to increase its penetration of auto-dimming mirrors for the small/mid-sized vehicles since 2002. During 2010, the Company began making shipments of its auto-dimming mirrors for a number of additional small/mid-sized vehicles, including the Audi A1, BMW X1, Daihatsu Mira Cocoa, Ford Taurus, Honda Accord Crosstour and CRV; Kia Forte and Morning; VW Eos, Golf and Jetta; Suzuki Kizashi, Toyota Corolla and Auris.
During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of Chrylser’s “U-Connect®” telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford’s “Sync®” telematics system.

During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander, and BMW 5, 6 and 7 Series models in Europe and other select markets. During 2006 through 2009, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 3, 5 and 6 Series in North America; BMW 1 Series, X1, X5, X6 and Z4 models; Cadillac Escalade; Chrysler 300C; Audi All Road, A4, A5, A5 Cabrio, A5 Sportback and Q7; Opel/Vauxhall Astra and Insignia; Chrysler Town & Country minivan, Tata Motors Land Rover Discovery 4, Range Rover and Range Rover Sport; Rolls Royce Phantom, Ghost and Drophead Coupe; Lexus RX350 and LS Sedan; and the Toyota Venza crossover sedan. During 2010, the Company began shipping auto-dimming mirrors with SmartBeam® for the Audi A1, A3, A6, A8, Q5, R8 and TT; BMW 5 Series GT, Peugeot 508, Spyker/Saab 9-5, Toyota Sienna and VW Eos, Golf, Jetta, Jetta Sportswagon, Passat, Passat CC, Scirocco, Sharan and Touran. The Company shipped approximately 630,000 SmartBeam® units in calendar year 2010 and is currently shipping auto-dimming mirrors with SmartBeam® for 55 vehicle models with 11 automakers.
During 2006, the Company announced development programs with several automakers for its RCD Mirror that displays a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for the Ford Expedition, Ford F150, Lincoln Navigator, Lincoln Mark LT and the Kia Mohave in the Korean market. The Company also began shipping auto-dimming mirrors with RCD for the Mazda CX-9 as a dealer or port-installed program. In addition, the Company began shipping auto-dimming mirrors with RCD for the Toyota Camry as a dealer or port-installed option through Gulf States Toyota, one of two independent Toyota distributorships that cover dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. During 2008, the Company began shipping auto-dimming mirrors with RCD for the Hyundai Grandeur and the Kia Soul in the Korean market, Toyota Tacoma, FJ Cruiser and RAV4, Ford E-Series passenger van and the General Motors GMT 900 and Lambda platforms. In 2008, the Company also announced that its RCD Mirror is available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories. During 2009, the Company began shipping auto-dimming mirrors with RCD for the Ford Fusion and Mustang; Mercury Milan; Kia Forte, Morning, Opirus and Sorento; Toyota Tundra, Sequoia, Prius and Corolla Verso; Lexus RX350; Daihatsu Mira Cocoa; Mitsubishi Eclipse and Eclipse Spyder; Acura MDX and RDX; GMC Terrain; and Chevy Equinox. The Company also began shipping auto-dimming mirrors with RCD for a number of dealer or port-installed programs for Mitsubishi, Toyota, Nissan and Subaru. During 2010, the Company began shipping auto-dimming mirrors with RCD for the Acura MDX and ZDX; Ford Escape and Taurus; Cadillac CTS Sedan, CTS Coupe and CTS Sportswagon; Chevy HHR, Honda Accord Crosstour, Hyundai Tucson/ix35, Santa Fe, ix20 and Accent; Kia Sportage, Carens, Grand Carnival, Venga, K7 and K5; Subaru Outback, Toyota 4 Runner, Auris, Avalon and Corolla. The Company shipped approximately 1,250,000 RCD Mirror units in calendar year 2010 and is currently shipping auto-dimming mirrors with RCD for 59 vehicle models with 8 automakers. The Company is also shipping auto-dimming mirrors with RCD for nearly 20 aftermarket or dealer-installed programs.
On February 28, 2008, the President signed into law the “Kids Transportation Safety Act of 2007.” The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then had two years to determine how automakers must meet the rules. NHTSA released its preliminary interpretation of the Kids Transportation Safety Act on December 3, 2010, indicating that automakers must install backup cameras in all vehicles sold in the United States by September of 2014 (the phase-in period indicated by NHTSA is that 10% of all vehicles sold must meet the standard by September 2012; 40% by September 2013 and 100% by September 2014). The preliminary interpretation is open for public comment for 60 days, and NHTSA’s final interpretation is scheduled for February 2011. The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. However, the Company also believes that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding the “wait and see” phase described below. The Company currently believes that its RCD Mirror product will be implemented in three overlapping phases by automakers:
1.	Market-driven phase: includes the time period prior to any legislation through NHTSA’s preliminary interpretation of the legislation on December 3, 2010.

2.	“Wait and see” phase: includes the time period from when the legislation was signed into law until the final interpretation, which is currently expected by February 28, 2011.
3.	Implementation phase: includes the time period from the preliminary interpretation date of December 3, 2010, until September of 2014, when 100% of all vehicles in the United States less than 10,000 lbs. will be required to be equipped with rear cameras and displays.
Based on NHTSA’s December 3, 2010, preliminary interpretation, automakers are working to determine how they will meet the legislation’s phase-in schedule. We believe that the current “wait and see” phase may cause a brief slowdown in the ramp-up of RCD Mirror unit shipments until customers determine how they’re going to comply with the requirements of the new legislation and implement those plans.
During 2010, the Company began making shipments of its auto-dimming mirrors to Renault, which is a new automotive OEM customer.
During the second half of 2010, the Company experienced increased costs associated with supply chain constraints on certain automotive grade electronic components. The Company currently expects these supply chain constraints to persist into the first half of calendar year 2011. However, the supply chain related issues the Company has experienced to date have not disrupted deliveries to customers.
The Company shipped approximately 10,505,000 interior auto-dimming mirrors in 2008, approximately 8,623,000 in 2009, and approximately 12,828,000 in 2010.
During 2010, interior total mirror unit shipments by the Company increased primarily due to increased light vehicle production levels globally and increased penetration of auto-dimming mirrors with advanced features on 2010 & 2011 model year vehicles. The Company is currently shipping interior auto-dimming mirrors that are standard equipment or factory-installed options on certain trim levels to the following manufacturers:

BMW	Geely	Nissan	Tata
-BMW	-Volvo	-Infiniti	-Jaguar
-Rolls Royce	General Motors	-Nissan	-Land Rover
Chrysler	-Buick	Porsche	Toyota
-Chrysler	-Cadillac	PSA	-Daihatsu
-Dodge	-Chevrolet	-Citroen	-Lexus
-Jeep	-Daewoo	-Peugeot	-Toyota
Daimler	-GMC	Renault	Volkswagen
-Mercedes-Benz	-Opel	-Renault	-Audi
Fiat	Honda	-Samsung	-Bently
-Alfa Romeo	-Acura	SAIC	-SEAT
-Fiat	-Honda	-Roewe	-Skoda
-Lancia	Hongqi	-Ssangyong	-Volkswagen
-Maserati	Hyundai	Spyker
Ford	-Hyundai	-Saab
-Ford	-Kia	Subaru
-Lincoln	Mazda Mitsubishi	Suzuki
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

The Company shipped approximately 3,884,000 exterior auto-dimming mirror sub-assemblies during 2008, approximately 3,055,000 in 2009, and approximately 4,264,000 in 2010.
During 2010, total exterior unit shipments by the Company increased primarily due to increased light vehicle production levels globally. The Company is currently shipping exterior auto-dimming mirrors that are standard equipment or a factory-installed option on certain trim levels to the following manufacturers:

BMW	Fiat	Honda	Nissan	Toyota
-BMW	-Lancia	-Acura	-Nissan	-Lexus
-Rolls Royce	-Maserati	-Honda	PSA	-Toyota
Chrysler	General Motors	Hyundai	-Citroen	Volkswagen
-Chrysler	-Buick	-Hyundai	SAIC	-Audi
-Dodge	-Cadillac	-Kia	-Ssangyong	-Bentley
-Jeep	-Chevrolet	Mitsubishi	Tata	-Skoda
Daimler	-Daewoo	Nissan	-Jaguar	-Volkswagen
-Mercedes-Benz	-GMC	-Infiniti	-Land Rover
-Opel
Non-Automatic-Dimming Rearview Mirrors.
In 2007, the Company began shipping non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume. During 2010, unit shipments for non-auto-dimming exterior mirrors with electronic features continued in low volume.
During 2010, the Company began shipping non-auto-dimming interior mirrors with electronic features in low volume.
Automotive Mirrors Product Development. The Company plans to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include headlamp control, lighted LED map lamps, compass, remote keyless entry, compass/temperature mirror, compass/temperature dual display, telematics, HomeLink®, exterior turn signal and side blind zone mirrors. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature. The Company is currently shipping auto-dimming mirrors with SmartBeam® for 55 vehicle models with 11 automakers.
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
During 2010, the Company continued to expand its CMOS imager technology capabilities for the automotive industry. The expanded capabilities will assist in the development of potential new advanced-feature auto-dimming mirror products. Longer-term potential applications focus in the driver assist market for features like lane keep assist, collision monitoring, blind spot detection, pedestrian detection, vehicle detection, etc.

During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary LCD device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in “reverse,” the display illuminates and automatically appears through the rearview mirror’s reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in “drive,” the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror’s surface is made possible by utilizing proprietary “transflective” coatings developed by the Company. The Company is currently shipping auto-dimming mirrors with its RCD Mirror for 59 vehicle models with 8 automakers. The Company is also shipping auto-dimming mirrors with its RCD Mirror for nearly 20 aftermarket or dealer-installed programs.
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
During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of Chrysler’s “U-Connect®” telematics system, beginning in 2003. During 2006, the Company’s proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford. Also, the Company continues to separately shipping its proprietary microphone units that are being incorporated into prismatic interior mirrors at a customer’s request.
Of continuing importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The Company’s engineering, research, and development expenses are set forth as a separate line item in the Consolidated Statement of Income of the Company’s Consolidated Financial Statements filed in this report.
Automotive Mirrors Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation, Chrysler LLC and Ford Motor Company under long-term agreements, entered into in the ordinary course of business.
During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company’s business. Under the extension, Gentex was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a Gentex competitor under a lifetime contract. The new business included the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. The existing agreements were not impacted by the GM Chapter 11 Bankruptcy in 2009.
The Company had a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company’s business. Under the agreement, the Company was sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. The Chrysler agreement with the Company was not impacted by their Chapter 11 Bankruptcy in 2009.
During 2010, the Company negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company is sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ends on December 31, 2011.

During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany. During 2005, the Company established a satellite office in Sweden, and during 2010, the Company established additional German satellite offices in Stuttgart, Ingolstadt, and Wolfsburg, Germany. The Company’s marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, BMW, Bentley, Citroen, Chrysler of Europe, Fiat, Ford of Europe, Honda of Europe, Tata/Jaguar, Tata/Land Rover, Daimler/Mercedes-Benz, Nissan of Europe, Opel, Maserati, Peugeot, Porsche, Renault, Rolls Royce, Spyker/Saab, SEAT, Skoda, Toyota of Europe, Volkswagen and Volvo in Europe.
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
During 2010, the Company continued to market and sell auto-dimming mirrors into the domestic China automotive market, primarily by shipping product directly through the global automakers’ joint venture relationships and indirectly into China through global automakers export divisions. Due to these indirect shipments, it is difficult for the Company to determine with certainty the number of mirror units that are shipped into those companies destined for vehicles in China. In addition, the Company continues to make progress in marketing its auto-dimming mirrors to the larger Chinese domestic automakers beyond the global automakers’ and their joint ventures.
The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2010 vs. 2000 calendar years:

	2010	2000
Domestic	22%	59%
Transplants	15%	5%

North America	37%	64%
Europe	44%	27%
Asia-Pacific	19%	9%

	100%	100%

Revenues by major geographic area are disclosed in footnote 8 of the Consolidated Financial Statements.

Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates of “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the mirror tends to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more small/mid-size vehicle models as consumer awareness of the safety and comfort feature continue to become more well-known and acceptance grows.
Since 1998, Gentex Corporation has contracted with MITO Corporation in the ordinary course of business to sell several of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company sells some auto-dimming mirrors to automotive distributors. In 2008, the Company announced that its RCD Mirror is available through MITO Corporation as well. It is management’s belief that these sales have limited potential until the Company achieves significantly higher penetration of the OEM market.
Automotive Mirrors Competition. The Company continues to be the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 85% market share worldwide in 2010, as compared to approximately 83% in 2009. While the Company believes it will retain a dominant position in auto-dimming rearview mirrors for some time, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are a small number of Chinese domestic mirror suppliers that are marketing and selling auto-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these domestic mirror suppliers do not currently meet global automotive grade specifications.
On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company’s major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company continues to sell certain automatic-dimming rearview mirror sub-assemblies to Magna.
The Company believes its electrochromic automatic mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products. However, the Company recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. To date, the Company is not aware of any significant impact of Magna’s acquisition of Donnelly upon the Company; however, any ultimate significant impact remains uncertain.
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
The Company’s RCD Mirror feature competes in the market-place with backup sensors and other displays used with rear backup cameras (displays could be in the rearview mirror, navigation system or other radio or multi-purpose displays). The Company believes that its RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly, and when a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of the RCD Mirror may depend on automakers’ strategies for complying with the new rulemaking under the Kids Transportation Safety Act of 2007, and their willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.
As the Company continues to expand the capabilities of its CMOS imager technology for additional advanced-feature auto-dimming mirror products (i.e. driver assist features), the Company recognizes that it is primarily competing with considerably larger European and Asian electronics companies that could present a more formidable competitive threat in the future as new products/features are brought to market.

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
Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with twelve manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately nine manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.
Dimmable Aircraft Windows
The Company previously reached an agreement with PPG Aerospace to work together to provide variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company is shipping about 100 windows for the passenger compartment of each 787. The Company believes that the commercially viable market for variably dimmable windows is currently limited to the aerospace industry. The Company began shipping dimmable windows to the production line in the second quarter of 2010. However, Boeing recently announced further delays in customer deliveries due to an in-flight issue experienced back in November of 2010 on a test plane. Boeing now anticipates that the first customer delivery will be delayed until the third quarter of 2011. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger cabin windows of the Beechcraft King Air 350i airplane. The Company continued to ship parts for the King Air 350i airplane in low volume during 2010.

The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for the automotive, architectural and aerospace markets. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2010. However, we believe that a commercial architectural window product will still require several years of additional engineering and intellectual property development work.
Markets and Marketing. The Company jointly markets and sells its variable dimmable windows to aircraft manufacturers with PPG Aerospace.
Competition. The Company’s variable dimmable aircraft windows are the first commercialized product for original equipment installation in the aircraft industry. Other manufacturers are working to develop and sell competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
Trademarks and Patents
The Company owns 23 U.S. trademarks and 371 U.S. patents, 341 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire between 2011 and 2029. The Company believes that these patents provide the Company a significant competitive advantage in the automotive rearview mirror market; however, none of these patents is individually integral to the success of the Company’s products.
The Company also owns 55 foreign trademarks and 236 foreign patents, 224 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays and/or sensor technology. These patents expire at various times between 2012 and 2027. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 12 U.S. patents and 8 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company’s remaining 18 U.S. patents and remaining 4 foreign patent owned by the Company relate to the Company’s variable dimmable windows, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 121 U.S. patent applications, 227 foreign patent applications, and 42 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non- automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company’s annual sales (including direct sales to OEM customer and sales through their Tier 1 suppliers): Toyota Motor Corporation, General Motors Corporation and Volkswagen/Audi. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $257,204,232 and $184,350,730 at February 1, 2011, and 2010, respectively.
At February 1, 2011, the Company had 2,908 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

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
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s belief, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and revenue growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes,” “likely,” “plans,” “projects,” “optimistic” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing and engineering cost reductions, customer inventory management, supplier part shortages, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, potential sale of OEM business segments or suppliers, potential customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the market for Rear Camera Display Mirrors and the success of those products, the success of certain other products (e.g. SmartBeam®) and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K, should be carefully considered.
Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supplier part shortages, customer and supplier financial issues, automotive plant shutdowns, commodity material cost increases, consumer preference shift to smaller vehicles, where we have a lower penetration rate and lower content per vehicle, due to environmental concerns and fuel costs. If automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our sales, margins, profitability and, as a result, our share price. Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in cancellation or delays of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This volatility and uncertainty has made it more difficult for us to forecast future sales, effectively manage costs and utilize capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales (includes direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Corporation, General Motors Corporation and Volkswagen/Audi. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our sales, margins, profitability and, as a result, our share price. Effective October 1, 2003, General Motors Corporation began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason.

Credit Risk. In light of the continuing financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our sales, margins, profitability and, as a result, our share price. The on-going uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
The Company has been paid for all pre-petition bankruptcy receivables relating to the General Motors and Chrysler Chapter 11 bankruptcies in 2009.
Our increased allowance for doubtful accounts in 2008 related to financially distressed Tier 1 mirror customers. While we made progress in collecting a portion of the significantly past due account balances from certain Tier 1 mirror customers, we did incur a bad debt write off of approximately $1.1 million in 2009, which was part of the 2008 increase in allowance for doubtful accounts. The remaining overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 mirror customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Footnote 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by an unrelated supplier due to bankruptcy, work stoppages, strikes, part shortages, etc. could disrupt our shipments to one or more automaker customers, which could adversely affect our sales, margins, profitability and, as a result, our share price.
Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience significant pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity and manufacturing yield improvements, and increases in unit sales volume, each of which pose a challenge. In addition, financial pressures at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact our sales growth, margins, profitability and, as a result, our share price.
Competition. We recognize that Magna Mirrors, our main competitor and a wholly-owned subsidiary of Magna International, is considerably larger than we are and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.
Our RCD Mirror feature competes in the market place with backup sensors and rear backup cameras (which could be in the rearview mirror, navigation system or other radio or multi-purpose displays). We believe that our RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly, and when a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of our RCD Mirror may depend on automakers strategy in complying with the requirements of the Kids Transportation Safety Act of 2007, including recent rulemaking, and their willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.
Our SmartBeam® product is a single function driver assist feature that competes with large electronics automotive suppliers who are marketing multi-function vision systems. Our single function SmartBeam® feature is a cost competitive product when compared to other high-beam assist features. While we expect SmartBeam® help drive growth over the next several years, competition could impact our expectations. As the Company continues to expand the capabilities of its CMOS imager technology for additional driver assist advanced-feature auto-dimming mirror products, the Company recognizes that it is competing with considerably larger electronics companies as well, that could present a more formidable competitive threat in the future as new products/features are brought to market.
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

Intellectual Property. We believe that our trade secrets and patents provide us with a significant competitive advantage in automotive rearview mirrors (but none of our patents individually is required for the success of our products). The loss of any significant combination of trade secrets and patents regarding our products could adversely affect our sales, margins, profitability and, as a result, share price.
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
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our five manufacturing facilities in Zeeland, Michigan. In December 2010, we purchased an additional manufacturing facility in Holland, Michigan, which is approximately three miles from our other manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and results of operations.
Other. Other issues and uncertainties which could adversely impact our sales, margins, profitability and, as a result, our share price include:
•	Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark to market adjustment).
•	Changes in the commodity prices of the materials used in our products. We continue to experience pressure for select raw material cost increases. The Company is also experiencing increased costs associated with supply chain constraints on certain automotive grade electronic components. We anticipate that the supply chain constraints will persist into the first half of calendar year 2011.
•	General economic conditions continue to be of concern in many of the regions in which we do business given that our primary industry is greatly impacted by overall, general economic conditions. Continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.
•	We implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at our Zeeland, Michigan locations. To date, we have not experienced any significant issues. In addition, we have implemented our new ERP system for one of its overseas offices effective December 1, 2009. To date, we have not experienced any significant issues. The implementation of additional lean manufacturing production line scheduling and business reporting capabilities are still in process as of December 31, 2010. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to implementation, there is no guarantee that all system components will function as intended at the time of implementation. Unanticipated failure(s) could cause delays in our ability to produce or ship our products, process transactions, or otherwise conduct business in our markets, resulting in material financial risk.
•	Manufacturing yield issues may negatively impact our margins and profitability.
•	Our ability to attract or retain key employees to operate our manufacturing facilities and to staff our corporate office. We are dependent on the services of our management team. Losing key members of our management team could adversely affect our operations. We do not maintain key man life insurance on any of our officers or directors.
•	Our ability to successfully design and execute strategic and operating plans, including continuing to obtain new business.

Antitakeover Provisions. Our articles of incorporation and bylaws, the laws of Michigan, and our Shareholder Protection Rights Plan include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control. In addition, such provisions could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then current price for our common stock. These provisions could also, if our Board of Directors determines that is in the best interest of our Company and our shareholders, prevent transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.
All of these provisions may have the effect of delaying or preventing, if our Board of Directors determines that is in the best interest of our Company and our shareholders, a change in control at the company level without action by our shareholders, and therefore, could adversely affect the price of our common stock.
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $16.54 to a high of $30.36 during 2010. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things:
•	variations in our anticipated or actual operating results or the results of our competitors;
•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;
•	changes in investors’ or analysts’ perceptions of how the Kids Transportation Safety Act of 2007, and in particular the new rulemaking, may impact our business in the future;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general economic conditions.

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
The Company currently operates out of five office/manufacturing facilities in Zeeland, Michigan, and we expect to be operating out of an additional manufacturing facility, acquired in 2010, in Holland, Michigan in the first quarter of 2011. These facilities are approximately 25 miles southwest of Grand Rapids, Michigan. In addition, the Company operates overseas offices discussed elsewhere herein (see Part 1, Item1). The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).
In December 2010, the Company purchased, with cash and cash equivalents on hand, an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The Company expects this facility to be operational in the first quarter of 2011. The cost to purchase the facility and the estimated cost of building improvements, which are currently in process, will be approximately $5.0 million.
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
The Company’s three existing automotive interior mirror manufacturing facilities in Zeeland, Michigan along with its newly acquired manufacturing facility in Holland, Michigan (expected to be operational during the first quarter of 2011), will have an estimated building capacity to manufacture approximately 18-23 million interior mirror units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2010, the Company shipped approximately 12,828,000 interior auto-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 9 million units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2010, the Company shipped approximately 4,264,000 exterior auto-dimming mirrors.
The Company believes its existing facilities are currently suitable, adequate, and have the capacity necessary for current and near-term planned business.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 9, 2011, there were 2,009 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR	QUARTER	HIGH	LOW
2009	First	$10.64	$7.01
	Second	14.02	9.53
	Third	15.50	9.87
	Fourth	18.36	13.60

2010	First	$20.95	$16.54
	Second	22.99	17.90
	Third	20.39	16.69
	Fourth	30.36	19.35
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2005, and reinvestment of dividends in all cases.

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
(b)	Not applicable.
(c)	On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market and business conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Approximately 1,972,000 shares remain authorized to be repurchased under the plan. There were no repurchases in 2010

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2010	2009	2008	2007	2006
Net Sales	$816,263	$544,523	$623,800	$653,933	$572,267
Net Income	137,734	64,637	62,088	122,130	108,761

Earnings Per Share (Fully Diluted)	$0.98	$0.47	$0.44	$0.85	$0.73

Cash Dividends Declared per Common Share	$0.44	$0.44	$0.43	$0.40	$0.37
Total Assets	$1,002,691	$822,603	$763,103	$898,023	$785,028

Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2010	2009
	Year Ended December 31,			To	To
	2010	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	49.9%	(12.7%)
Cost of Goods Sold	63.8	67.4	67.4	41.9	(12.8)

Gross Profit	36.2	32.6	32.6	66.5	(12.6)
Operating Expenses:
Engineering, Research and Development	7.8	8.6	8.3	36.0	(9.2)
Selling, General and Administrative	5.0	6.6	6.8	13.4	(15.6)

Total Operating Expenses:	12.8	15.2	15.1	26.3	(12.1)

Operating Income	23.4	17.4	17.5	101.8	(13.0)
Other Income/(Expense)	1.5	.3	(2.7)	619.3	110.4

Income Before Provision for Income Taxes	24.9	17.7	14.8	111.1	4.5
Provision for Income Taxes	8.0	5.8	4.8	107.2	5.3

Net Income	16.9%	11.9%	10.0%	113.1%	4.1%

Results of Operations: 2010 to 2009
Net Sales. Company net sales increased by $271,740,000, or 50% compared to the prior year. Automotive net sales increased by 52% on a 46% increase in auto-dimming mirror shipments, from 11,678,000 (in 2009) to 17,092,000 (in 2010) units, primarily reflecting increased light vehicle production globally and increased penetration of auto-dimming mirrors with electronic content. North American auto-dimming mirror unit shipments in 2010 increased by 56% compared to 2009, primarily as a result of increased auto-dimming mirror unit shipments for domestic and Asian transplant automakers. Overseas mirror unit shipments increased by 41% during 2010 compared to 2009, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers. Other net sales increased 2% compared to the prior year, as dimmable aircraft window sales more than offset the 16% year over year decrease in fire protection sales. The decrease in fire protection sales was primarily due to the weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 67% to 64%, primarily reflecting the higher sales level leveraged over the fixed manufacturing overhead costs, partially offset by annual automotive customer price reductions.
Operating Expenses. Engineering, research and development expenses increased approximately $16,972,000, but decreased from 9% to 8% of net sales. E, R & D expenses increased 36% year over year, primarily due to additional hiring of employee and outside contract engineering/development services
Selling, general and administrative expenses increased 13% and approximately $4,810,000, primarily due to the Company’s overseas office expenses, but decreased from 7% to 5% of net sales.
Total Other Income/(Expense). Total other income increased $10,735,000 in 2010, primarily due to realized gains on the sale of equity investments in calendar year 2010, compared with realized losses on the sale of equity investments in calendar year 2009.

Taxes. The provision for federal income taxes varied from the statutory rate in 2010 primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by $73,097,000, or 113% year over year, primarily due to increased sales and gross margin.
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
Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of general economic conditions and conditions in our primary industry which remain difficult, even though improved.
The Company’s current ratio increased from 8.6 as of December 31, 2009, to 9.1 as of December 31, 2010, primarily as a result of the increase in short term investments, inventory and accounts receivable, partially offset by an increase in accounts payable.
Cash flow from operating activities for the year ended December 31, 2010, increased $17,479,000 to $128,134,000, compared to $110,654,000 for the same period last year, primarily due to increased net income, partially offset by changes in working capital. Capital expenditures for the year ended December 31, 2010, increased to $46,897,000, compared to $21,131,000 for the same period last year, primarily due to increased production equipment purchases given improved automotive industry conditions. In light of strong customer demand for our auto-dimming mirrors and more complex product mix, the Company currently anticipates capital expenditures of approximately $60-70 million primarily for equipment during 2011, to be financed from existing cash and/or cash equivalents on hand.

Short-term investments as of December 31, 2010, increased approximately $69,324,000 compared to December 31, 2009, primarily due to fixed income investment purchases.
Accounts receivable as of December 31, 2010, increased approximately $24,488,000 compared to December 31, 2009, primarily due the higher sales levels.
Inventories as of December 31, 2010, increased approximately $47,120,000 compared to December 31, 2009, primarily due to higher sales and production levels in conjunction with increased lead times for certain electronic component raw materials inventory.
Long-term investments as of December 31, 2010, increased approximately $19,936,000 compared to December 31, 2009, primarily due to the purchase of equity securities originally earmarked for the equity investment portfolio and an increase in unrealized gains on equity investments.
Accounts payable as of December 31, 2010, increased approximately $12,839,000 compared to December 31, 2009, primarily due to increased production levels and capital spending.
Management considers the Company’s working capital of approximately $583,181,000 and long-term investments of approximately $129,091,000 at December 31, 2010, together with internally generated cash flow and an unsecured $5,000,000 line of credit demand note from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future, considering its contract obligations and other commitments.
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

1,971,829 shares remain authorized to be repurchased under the plan as of December 31, 2010.
Inflation, Changing Prices and Other
The Company generally supplies auto-dimming mirrors to its customers worldwide under annual blanket purchase orders. During 2010, the Company negotiated and entered into a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror program during the agreement term which ends on December 31, 2011.
The Company had a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company’s business. Under the agreement, the Company was sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. The Chrysler agreement with the Company was not impacted by their Chapter 11 Bankruptcy filing in 2009.
During 2005, the Company negotiated an extension to its long-term agreement with General Motors (GM) in the ordinary course of the Company’s business. Under the extension, the Company was sourced virtually all the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business also included the GMT360 program, which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors. The GM programs were transferred to the Company by the 2007 model year. During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. The existing agreements with the Company were not impacted by their Chapter 11 Bankruptcy in 2009.
In response to the weakness in the automotive market in 2008, the Company eliminated its entire contract workforce, which was followed by the elimination of a third shift near the end of the third quarter of 2008. In addition, the Company offered voluntary layoffs, had a partial plant shutdown the week of the 2008 Thanksgiving holiday and had extended plant shutdowns over the 2008 Christmas and 2009 New Year holidays in response to similar plant shutdowns by its automotive customers. As automotive production schedules continued to weaken at that time, the Company permanently laid off approximately 290 hourly and 70 salaried workers in December 2008, which reduced overhead and operating expenses, bringing them to a level that was more in line with sales/production levels in the automotive and fire protection industries. The salaried workforce reductions reduced overhead and operating expenses by approximately $5.5 — $6 million on an annualized basis. Approximately half of the reduced expense impacts the Company’s overhead expenses, and the other half impacts the Company’s operating expenses, primarily in the engineering, research and development areas. The Company also instituted rolling layoffs within the hourly production workforce throughout the first quarter of 2009. As the automotive production environment improved during the second half of 2009, the Company started adding temporary contract workers, some direct hire hourly workers and resumed third shift production in certain areas during the third quarter of 2009.
As the automotive production environment and global economic conditions continued to improve throughout 2010, the Company continued to add temporary contract workers, direct hire hourly workers and technical salaried positions to meet increased demand for its products. In addition, the Company has utilized overtime and third shift production to meet increased production schedules.
During the second half of 2010, the Company experienced increased costs associated with supply chain constraints on certain automotive grade electronic components. The Company currently expects these supply chain constraints to persist into the first half of calendar year 2011. However, the supply chain related issues the Company has experienced to date have not disrupted deliveries to customers.
The Company utilizes the light vehicle production forecasting services of IHS/CSM Worldwide, and IHS/CSM’s current forecasts for light vehicle production for the first quarter of 2011 are approximately 3.3 million units for North America, 4.8 million for Europe and 3.3 million for Japan and Korea. Current forecasts for light vehicle production for the first six months of 2011 are approximately 6.7 million units for North America, 9.7 million for Europe and 6.5 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2011 are approximately 12.9 million units for North America, 18.6 million for Europe and 12.8 million for Japan and Korea.

The Company currently estimates that top line revenue will increase approximately 30-35% in the first quarter of 2011 compared with the same period in 2010 based on the current IHS/CSM forecast for light vehicle production levels and our anticipated product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Uncertainties, including light vehicle production levels, extended automotive plant shutdowns, sales rates in North America, Europe and Asia, customer inventory management, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, work stoppages, strikes, supplier part shortages, etc., which could disrupt shipments to these customers making forecasting difficult. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2011 at this time. The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 30-35% in the first quarter of 2011 compared with the same period in 2010, primarily due to additional hiring of employee and outside contract engineering/development services. In addition, the Company estimates that selling, general and administrative expenses are currently expected to increase approximately 10-15% in the first quarter of 2011 compared with the same period in 2010, primarily due to increased overseas office expenses.
Based on the current IHS/CSM forecast for light vehicle production levels for the entire 2011 year, the Company currently estimates that SmartBeam® unit shipments will increase approximately 50-60% in calendar year 2011 compared with calendar year 2010.
The Company currently believes that there are too many uncertainties to provide annual guidance for RCD Mirror unit shipments at this time due to the December 3, 2010 NHTSA announcement pertaining to the “Kids Transportation Safety Act of 2007” (refer to the “Auto-Dimming Rearview Mirrors” section in Part I, Item 1 for additional details). Many automakers are now revisiting decisions that may have been made prior to the December 3, 2010 announcement causing additional uncertainty. As a result, based on the current IHS/CSM forecast for light vehicle production levels, we currently estimate that RCD Mirror unit shipments will increase approximately 50% for the first six months of 2011 compared with the same period in 2010. The Company is not providing any other estimates at this time.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in it consolidated financial statements. See the Contractual Obligations and Other Commitments below.
Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk.
The Company has some assets, liabilities and operations outside the United States, including a Euro denominated account, which currently are not significant. Because the Company sells its automotive mirrors throughout the world and automobile manufacturing is highly dependent on general economic conditions, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2010, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 11% for 2009 and 13% for 2008). The Company currently expects that approximately 8% of the Company’s net sales in 2011 will be invoiced and paid in foreign currencies. The reduction in foreign currency denominated sales in 2010 was the result of a major customer in Europe switching certain programs back from Euro denominated sales to U.S. dollars. The Company does not currently engage in hedging activities.

The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000) and average interest rates are as follows:

					Total Balance as of
					December 31,
	2011	2012	2013	2014	2010	2009
U.S. Government
Amount	$50.2	—	—	—	$50.2	—
Average Interest Rate	.5%	—			.5%	—
Government Agency
Amount	$36.1	—	—	—	$36.1	$17.1
Average Interest Rate	.4%	—			.4%	.6%
Certificates of Deposit
Amount	—	—	$0.5	—	$0.5	—
Average Interest Rate	—	—	2.6%	—	2.6%	—
Other
Amount	$0.1	—	—	—	$0.1	$0.1
Average Interest Rate	.4%	—	—	—	.4%	.6%

*	After-tax
Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies on the U.S. stock markets.
Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2010:

	Total	Less than 1 Year	1-3 Years	After 3 Years
Short-term debt	$—	$—	$—	$—
Long-term debt	—	—	—	—
Operating leases	.9	.5	.4	—

Purchase obligations	136.4	135.6	.8	—

Dividends payable	15.7	15.7	—	—

	$153.0	$151.8	$1.2	$—

Purchase obligations are primarily for inventory parts and capital equipment. The increase in purchase obligations as of December 31, 2010, compared to December 31, 2009 is primarily due to the significant increase in automotive production levels and supply chain constraints for certain inventory parts, which resulted in extended lead times.
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

Accounts Receivable. The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through on-going interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances, but such adjustments have not, historically, been material.
Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.
Investments. The Company’s internal investment committee regularly reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment. Management also considers the type of security, related industry, sector performance, as well as published investment ratings and analyst reports to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions continue to deteriorate, the Company may incur future impairments.
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
Income Taxes. The Company applies the provisions of ASC 740 as it relates to uncertainty in income taxes recognized in the Company’s consolidated financial statements. A threshold of more likely than not to be sustained upon examination is applied to uncertain tax positions. The Company deems the estimates related to this provision to be reasonable, however, no assurance can be given that the final outcome of these matters will not vary from what is reflected in the historical income tax provisions and accruals.
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
See also Item 13 of Part III with respect to “Certain Transactions”, which is incorporated herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk Disclosure” in Management’s Discussion and Analysis (Item 7).

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 30 through 50 following the signature page:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:
Quarterly Results of Operations
(in thousands, except per share data)

	First		Second		Third		Fourth
	2010	2009	2010	2009	2010	2009	2010	2009
Net Sales	$185,769	$93,831	$201,561	$117,342	$206,833	$155,742	$222,101	$177,608
Gross Profit	68,568	22,310	73,894	35,795	73,760	54,356	79,468	65,094
Operating Income	44,608	2,199	48,787	16,078	46,972	33,103	50,605	43,238
Net Income (Loss)	32,462	(1,557)	34,057	12,209	34,291	23,937	36,923	30,048
Earnings Per Share*	$.23	$(.01)	$.24	$.09	$.24	$.17	$.26	$.22

*	Diluted

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2010, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Framework — Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 31 hereof. During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2010.

Item 9B.	Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	68	Chief Executive Officer	May 1986
Enoch Jen	59	Senior Vice President	January 2007
Mark Newton	51	Senior Vice President	August 2010
John Arnold	58	Vice President, Operations	August 2010
Steve Dykman	45	Vice President, Finance and Treasurer	January 2007
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
Mark Newton had previously served as Senior Vice President, Electronics, Purchasing and North American Sales since August 2009, as Senior Vice President, Electrical Engineering and Purchasing since June 2008, as Vice President, Purchasing and Advanced Technology since July 2007, as Vice President Purchasing and Photonics since July 2006, as Photonics Engineering Manager since July 2005 and joined the Company as Advanced Lighting Developer in August 2004. Prior to that time, Mr. Newton served as Vice President of Unity Microelectronics, Inc. since 2000. Mr. Newton became an executive officer of the Company on January 1, 2008.
John Arnold joined the Company as Vice President, Operations in December 2002 and became an executive officer of the Company on August 12, 2010.
Steve Dykman had previously served as Treasurer and Director of Accounting and Finance of the Company since November 2002, as Controller of the Company since April 1995 and joined the Company as Finance and Tax Manager in November 1993.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2011 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2010 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance — Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
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

Dated: February 22, 2011	GENTEX CORPORATION
	By:	/s/ Fred Bauer
Fred Bauer, Chairman and Principal Executive Officer

and
/s/ Steven Dykman
Steven Dykman, Vice President-Finance and
Principal Financial and Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2011, by the following persons on behalf of the registrant and in the capacities indicated.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Gentex Corporation:
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated), Gentex Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 22, 2011

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2010 of Gentex Corporation and Subsidiaries and our report dated February 22, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 22, 2011

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009
ASSETS

	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$348,349,773	$336,108,446
Short-term investments	86,447,596	17,123,647
Accounts receivable	95,647,612	71,159,512
Inventories	100,728,730	53,608,996
Prepaid expenses and other	24,095,563	27,412,894

Total current assets	655,269,274	505,413,495

PLANT AND EQUIPMENT:
Land, buildings and improvements	120,578,714	112,276,501
Machinery and equipment	352,618,391	327,554,073
Construction-in-process	13,351,954	6,973,175

	486,549,059	446,803,749
Less-Accumulated depreciation and amortization	(281,441,303)	(249,273,500)

	205,107,756	197,530,249

OTHER ASSETS:
Long-term investments	129,091,167	109,155,248
Patents and other assets, net	13,222,442	10,504,497

	142,313,609	119,659,745

	$1,002,690,639	$822,603,489

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

	2010	2009

CURRENT LIABILITIES:
Accounts payable	$40,295,464	$27,456,747
Accrued liabilities:
Salaries, wages and vacation	5,724,818	4,674,854
Income taxes	—	3,766,593
Royalties	4,988,132	3,130,274
Dividends declared	15,652,134	15,217,332
Other	5,428,081	4,391,978

Total current liabilities	72,088,629	58,637,778

DEFERRED INCOME TAXES	37,071,184	28,036,968

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 142,292,127 shares issued and outstanding in 2010 and 138,339,385 shares issued and outstanding in 2009	8,537,528	8,300,363
Additional paid-in capital	347,834,218	270,351,796
Retained earnings	514,842,177	438,937,242
Accumulated other comprehensive income:
Unrealized gain on investments	21,750,000	15,595,588
Cumulative translation adjustment	566,903	2,743,754

Total shareholders’ investment	893,530,826	735,928,743

	$1,002,690,639	$822,603,489

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

NET SALES	$816,263,414	$544,522,993	$623,799,822

COST OF GOODS SOLD	520,573,101	366,968,216	420,672,934

Gross profit	295,690,313	177,554,777	203,126,888

OPERATING EXPENSES:
Engineering, research and development	64,100,411	47,128,086	51,888,922
Selling, general and administrative	40,617,833	35,807,622	42,425,050

Total operating expenses	104,718,244	82,935,708	94,313,972

Income from operations	190,972,069	94,619,069	108,812,916

OTHER INCOME (EXPENSE):
Investment income	2,901,956	3,321,853	13,600,326
Impairment loss on available-for-sale securities	0	(1,290,590)	(17,909,901)
Other, net	9,565,989	(298,029)	(12,308,480)

Total other income (expense)	12,467,945	1,733,234	(16,618,055)

Income before provision for income taxes	203,440,014	96,352,303	92,194,861

PROVISION FOR INCOME TAXES	65,706,045	31,715,218	30,106,914

NET INCOME	$137,733,969	$64,637,085	$62,087,947

EARNINGS PER SHARE:
Basic	$0.99	$0.47	$0.44

Diluted	$0.98	$0.47	$0.44

Cash Dividends Declared per Share	$0.44	$0.44	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

							Accumulated
		Common	Additional				Other	Total
	Common	Stock	Paid-In	Comprehensive	Retained	Deferred	Comprehensive	Shareholders’
	Stock Shares	Amount	Capital	Income (Loss)	Earnings	Compensation	Income (Loss)	Investment

BALANCE AS OF DECEMBER 31, 2007	144,754,288	$8,685,257	$245,502,960		$530,290,281	$0	$22,333,698	$806,812,196

Issuance of common stock and the tax benefit of stock plan transactions	927,932	55,676	11,759,832		—	—	—	11,815,508
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,217,484		—	—	—	10,217,484
Repurchases of common stock	(8,048,718)	(482,923)	(13,658,913)		(97,117,967)	—	—	(111,259,803)
Dividends declared ($.43 per share)	—	—	—		(60,284,747)	—	—	(60,284,747)

Comprehensive income:
Net income	—	—	—	$62,087,947	62,087,947	—	—	62,087,947
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(1,648,309)	—	—	—	—
Unrealized gain (loss) on investments, net of tax of ($10,308,288)	—	—	—	(19,143,954)	—	—	—	—

Other comprehensive income (loss)	—	—	—	(20,792,263)	—	—	(20,792,263)	(20,792,263)

Comprehensive income	—	—	—	$41,295,684	—	—	—	—

BALANCE AS OF DECEMBER 31, 2008	137,633,502	8,258,010	253,821,363		434,975,514	0	1,541,435	698,596,322

Issuance of common stock and the tax benefit of stock plan transactions	705,883	42,353	7,445,542		—	—	—	7,487,895
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,084,891		—	—	—	9,084,891
Dividends declared ($.44 per share)	—	—	—		(60,675,357)	—	—	(60,675,357)

Comprehensive income:
Net income	—	—	—	$64,637,085	64,637,085	—	—	64,637,085
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,585,745	—	—	—	—
Unrealized gain (loss) on investments, net of tax of $8,191,180	—	—	—	15,212,162	—	—	—	—

Other comprehensive income (loss)	—	—	—	16,797,907	—	—	16,797,907	16,797,907

Comprehensive income	—	—	—	$81,434,992	—	—	—	—

BALANCE AS OF DECEMBER 31, 2009	138,339,385	8,300,363	270,351,796		438,937,242	0	18,339,342	735,928,743

Issuance of common stock and the tax benefit of stock plan transactions	3,952,742	237,165	66,830,226		—	—	—	67,067,391
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,652,196		—	—	—	10,652,196
Dividends declared ($.44 per share)	—	—	—		(61,829,034)	—	—	(61,829,034)

Comprehensive income:
Net income	—	—	—	$137,733,969	137,733,969	—	—	137,733,969
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(2,176,851)	—	—	—	—
Unrealized gain (loss) on investments, net of tax of $3,313,898	—	—	—	6,154,412	—	—	—	—

Other comprehensive income (loss)	—	—	—	3,977,561	—	—	3,977,561	3,977,561

Comprehensive income	—	—	—	$141,711,530	—	—	—	—

BALANCE AS OF DECEMBER 31, 2010	142,292,127	$8,537,528	$347,834,218		$514,842,177	—	$22,316,903	$893,530,826

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,733,969	$64,637,085	$62,087,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,620,674	38,364,492	35,891,067
Loss on disposal of assets	1,070,484	659,740	700,102
Gain on sale of investments	(9,767,008)	(5,363,090)	(12,730,583)
Loss on sale of investments	2,398,483	6,626,908	25,998,726
Impairment loss on available-for-sale securities	0	1,290,590	17,909,901
Deferred income taxes	10,390,886	(688,619)	(842,961)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,652,196	9,084,891	10,217,484
Excess tax benefits from stock based compensation	(3,020,975)	(31,953)	(62,647)
Change in operating assets and liabilities:
Accounts receivable	(24,488,100)	(26,630,702)	19,652,701
Inventories	(47,119,734)	1,384,859	(6,944,295)
Prepaid expenses and other	(1,353,238)	12,232,402	(12,533,323)
Accounts payable	12,838,717	7,750,588	(10,825,490)
Accrued liabilities	177,332	1,337,105	(7,886,409)

Net cash provided by operating activities	128,133,686	110,654,296	120,632,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	56,421,319	56,750,016	107,959,123
Maturities and calls	36,000,000	36,250,000	108,810,000
Purchases	(164,844,351)	(87,903,762)	(152,269,927)
Plant and equipment additions	(46,896,950)	(21,130,500)	(45,524,466)
Proceeds from sale of plant and equipment	504,977	26,060	11,002
Decrease (increase) in other assets	(5,771,488)	233,686	(3,183,770)

Net cash provided by (used for) investing activities	(124,586,493)	(15,774,500)	15,801,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	67,067,391	7,487,895	11,815,508
Cash dividends paid	(61,394,232)	(60,597,710)	(60,463,115)
Repurchases of common stock	0	0	(111,259,803)
Excess tax benefits from stock based compensation	3,020,975	31,953	62,647

Net cash provided by (used for) financing activities	8,694,134	(53,077,862)	(159,844,763)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,241,327	41,801,934	(23,410,581)

CASH AND CASH EQUIVALENTS,
Beginning of year	336,108,446	294,306,512	317,717,093

CASH AND CASH EQUIVALENTS,
End of year	$348,349,773	$336,108,446	$294,306,512

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors for the automotive industry, non-automatic-dimming rearview automotive mirrors with electronic features, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.
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
Allowance For Doubtful Accounts
The Company bases its allowances for doubtful accounts related to receivables on historical credit and collections experience, and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances. Individual accounts receivable balances are evaluated on a monthly basis, and those balances considered uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance.
The following table presents the activity in the Company’s allowance for doubtful accounts:

		Additions/
		Reductions	Deductions*
	Beginning	to Costs and	and Other	Ending
	Balance	Expenses	Adjustments	Balance
Year Ended December 31, 2010:
Allowance for Doubtful Accounts	$4,500,000	$(96,236)	$(103,764)	$4,300,000

Year Ended December 31, 2009:
Allowance for Doubtful Accounts	$5,700,000	$(109,757)	$(1,090,243)	$4,500,000

*	Represents excess of accounts written off over recoveries and other adjustments.
The Company has been paid for all pre-petition bankruptcy receivables relating to the General Motors and Chrysler Chapter 11 bankruptcies in 2009.
The Company increased its allowance for doubtful accounts in 2008 related to financially distressed Tier 1 mirror customers. While we made progress in collecting a portion of the significantly past due account balances from certain Tier 1 mirror customers, we did incur a bad debt write off of $1,090,974 in 2009. The remaining overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 automotive customers. The Company continues to work with these financially distressed customers in collecting past due balances.

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
The Company adopted the provisions of ASC 820 related to its financial assets and liabilities in 2008, and to its non-financial assets and liabilities in 2009, neither of which had a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Adjustments to the fair value of investments are recorded as increases or decreases, net of income taxes, within accumulated other comprehensive income (loss) in shareholders’ investment (excluding other-than-temporary impairments). Assets or liabilities that have recurring measurements are shown below as of December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$348,349,773	$348,349,773	$—	$—
Short-Term Investments:
Government Securities	36,136,760	36,136,760	—	—
U.S. Treasury Notes	50,156,250	—	50,156,250	—
Other	154,586	154,586	—	—
Long-Term Investments:
Common Stocks	63,637,711	63,637,711	—	—
Mutual Funds — Equity	55,234,901	55,234,901	—	—
Limited Partnership — Equity	9,363,555	—	9,363,555	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	355,000	355,000	—	—

Total	$563,888,536	$503,868,731	$60,019,805	$—
The Company determines the fair value of its U.S. Treasury Notes by utilizing monthly valuation statements that are provided by its broker. The broker bases the investment valuation by using the bid price in the market. The Company also refers to third party sources to validate valuations. In addition, the Company determines the fair value of its limited partnership equity investments by utilizing monthly valuation statements that are provided by the limited partnership. The limited partnership bases its equity investment valuations on unadjusted quoted prices in active markets. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2010 and 2009:

		Unrealized
2010	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$36,137,467	$9,254	$(9,961)	$36,136,760
U.S. Treasury Notes	50,095,921	60,329	—	50,156,250
Other	154,586	—	—	154,586
Long-Term Investments:
Common Stocks	44,899,944	18,819,518	(81,751)	63,637,711
Mutual Funds-Equity	42,106,776	13,128,125	—	55,234,901
Limited Partnership-Equity	7,844,022	1,519,533	—	9,363,555
Certificate of Deposit	500,000	—	—	500,000
Other-Equity	338,506	16,494	—	355,000

Total	$182,077,222	$33,553,253	$(91,712)	$215,538,763

		Unrealized
2009	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$17,058,641	$4,924	$(16,045)	$17,047,520
U.S. Treasury Notes	—	—	—	—
Other	76,127	—	—	76,127
Long-Term Investments:
Common Stocks	42,674,630	15,834,086	(157,625)	58,351,091
Mutual Funds-Equity	34,174,483	7,410,833	(23,738)	41,561,578
Limited Partnership-Equity	7,963,296	937,483	—	8,900,779
Certificate of Deposit	—	—	—	—
Other-Equity	338,506	3,294	—	341,800

Total	$102,285,683	$24,190,620	$(197,408)	$126,278,895

Unrealized losses on investments as of December 31, 2010 (excluding other-than-temporary impairments), are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$91,712	$17,007,886
Greater than one year	—	—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio and for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $17,909,901 to be other-than-temporary at December 31, 2008. The Company considered additional equity investment losses of $1,290,590 to be other-than-temporary at March 31, 2009. Accordingly, the losses were recognized in the consolidated statement of income in their respective reporting periods. No investments were considered to be other-than-temporary impaired in 2010.
Fixed income securities as of December 31, 2010, have contractual maturities as follows:

Due within one year	$86,447,596
Due between one and five years	500,000
Due over five years	—

$86,947,596

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2010 and 2009.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2010 and 2009.

	2010	2009
Raw materials	$62,857,800	$34,041,224
Work-in-process	13,055,237	6,819,243
Finished goods	24,815,693	12,748,529

	$100,728,730	$53,608,996

Allowances for slow-moving and obsolete inventories were not significant as of December 31, 2010 and 2009.
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
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $3,597,000 and $4,632,000 at December 31, 2010 and 2009, respectively. Accumulated amortization declined year-over-year primarily due to the write-off of fully amortized expired patents. At December 31, 2010, patents had a weighted average amortization life of 10 years. Patent amortization expense was approximately $877,000, $498,000, and $420,000 in 2010, 2009 and 2008, respectively. For each of the next five years, patent amortization expense will approximate $1,000,000 annually.
Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $922,000, $1,308,000 and $1,543,000, in 2010, 2009 and 2008, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $8,315,000, $5,992,000 and $8,097,000, in 2010, 2009 and 2008, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2010 and 2009. The Company does not offer extended warranties on its products.
Income Taxes
The provision for income taxes is based on the earnings reported in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	2010	2009	2008
Numerators:
Numerator for both basic and diluted EPS, net income	$137,733,969	$64,637,085	$62,087,947

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	139,356,831	137,227,677	140,902,304
Potentially dilutive shares resulting from stock option plans	1,378,936	417,673	102,632

Denominator for diluted EPS	140,735,767	137,645,350	141,004,936

For the years ended December 31, 2010, 2009 and 2008, 279,333, 8,169,888 and 7,185,887 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.
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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, “Share-Based Payment.” As described more fully in Note 6, the Company provides compensation benefits under two stock option plans, a restricted plan and an employee stock purchase plan.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
New Accounting Standards
In January 2010, FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for interim and annual financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a material effect on the Company’s consolidated financial position, footnote disclosures or results of operations.
In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for annual financial periods beginning after November 15, 2009. The new guidance requires evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.
(2)	LINE OF CREDIT
The Company has available an unsecured $5,000,000 line of credit demand note from a bank at an interest rate equal to the lower of the bank’s prime rate or 2.25% above the LIBOR rate. No borrowings were outstanding under this line in 2010 or 2009. No compensating balances are required under this line.
(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$2,411,000
Additions based on tax positions related to the current year	900,000
Additions for tax positions in prior years	76,000
Reductions for tax positions in prior years	(35,000)
Reductions as a result of a lapse of the applicable statute of limitations	(869,000)

Balance at December 31, 2010	$2,483,000

If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $171,000 and $298,000 for interest as of December 31, 2010 and 2009, respectively. Interest recorded during 2010, 2009 and 2008 was not considered significant.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)	INCOME TAXES, continued
The Company is subject to periodic and routine audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements and the completion of tax examinations are not expected to have a significant impact on the Company’s financial position or results of operations.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.
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
The components of the provision for income taxes are as follows:

	2010	2009	2008
Currently payable:
Federal	$54,032,045	$31,377,218	$29,343,914
State	789,000	896,000	1,178,000
Foreign	494,000	131,000	428,000

Total	55,315,045	32,404,218	30,949,914

Net deferred:
Primarily federal	10,391,000	(689,000)	(843,000)

Provision for income taxes	$65,706,045	$31,715,218	$30,106,914

The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 6. These reductions totaled approximately $7,832,000, $68,000 and $437,000 in 2010, 2009 and 2008, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.2	0.3	0.4
Domestic production exclusion	(2.5)	(2.0)	(1.8)
Tax-exempt investment income	(0.0)	(0.1)	(0.6)
Other	(0.4)	(0.3)	(0.3)

Effective income tax rate	32.3%	32.9%	32.7%

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)	INCOME TAXES, continued
The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010		2009
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,392,419	$98,803	$2,262,944	$240,553
Stock based compensation	6,545,483	1,436,877	7,805,644	1,429,966
Impairment loss on available-for-sale securities	—	1,948,036	—	2,877,354
Capital loss	—	—	4,285,155	—
Other	4,107,951	1,897	3,419,478	—

Total deferred income tax assets	13,045,853	3,485,613	17,773,221	4,547,873

Liabilities:
Excess tax over book depreciation	—	(25,849,074)	—	(22,354,374)
Patent costs	—	(2,996,184)	—	(1,830,705)
Unrealized gain on investments	—	(11,711,539)	—	(8,397,630)
Other	(607,627)	—	(664,426)	(2,132)

Net deferred income taxes	$12,438,226	$(37,071,184)	$17,108,795	$(28,036,968)

Income taxes paid in cash were approximately $63,557,000, $27,518,000 and $43,765,000 in 2010, 2009 and 2008, respectively.
(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2010, 2009 and 2008, the Company’s contributions were approximately $1,970,000, $1,713,000 and $1,839,000, respectively.
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
Employee Stock Option Plan
In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 9,124,999 shares (net of shares from canceled/expired options) under the new plan through December 31, 2010. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2010	2009	2008
Dividend yield	2.7%	2.6%	2.1%
Expected volatility	41.0%	39.2%	31.9%
Risk-free interest rate	2.0%	2.3%	2.7%
Expected term of options (in years)	4.3	4.4	4.5
Weighted-average grant-date fair value	$6	$4	$3
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.
As of December 31, 2010, there was $15,507,517 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.3 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2010, 2009 and 2008, and changes during the same periods are presented in the tables and narrative below:

	2010
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	8,419	$16
Granted	2,197	21
Exercised	(3,564)	17		$20,706
Forfeited	(247)	16

Outstanding at End of Year	6,805	17	3.5 Yrs	$85,374

Exercisable at End of Year	1,767	$16	2.3 Yrs	$23,810

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued

	2009
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	9,392	$17
Granted	1,990	13
Exercised	(432)	16		$921
Forfeited	(2,531)	18

Outstanding at End of Year	8,419	16	3.1 Yrs	$21,024

Exercisable at End of Year	3,757	$17	1.9 Yrs	$5,076

	2008
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	9,300	$18
Granted	1,966	14
Exercised	(689)	15		$1,777
Forfeited/Expired	(1,185)	19

Outstanding at End of Year	9,392	17	2.9 Yrs	$216

Exercisable at End of Year	4,769	$18	1.7 Yrs	$0
A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2010, 2009, and 2008, are presented in the table and narrative below:

	2010		2009		2008
		Wtd. Avg		Wtd. Avg		Wtd. Avg
		Grant		Grant		Grant
	Shares	Date	Shares	Date	Shares	Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value
Nonvested stock options at Beginning of Year	4,662	$4	4,622	$4	4,031	$5
Granted	2,197	6	1,990	4	1,966	3
Vested	(1,642)	4	(1,529)	4	(1,192)	5
Forfeited	(179)	4	(421)	4	(183)	5

Nonvested stock options at End of Year	5,038	$5	4,662	$4	4,622	$4

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued
Non-employee Director Stock Option Plan
The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was shareholder approved, replacing a prior plan. The Company has granted options on 507,240 shares (net of shares from canceled options) under the current plan through December 31, 2010. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2010	2009	2008
Dividend yield	2.7%	2.6%	2.1%
Expected volatility	40.8%	38.3%	30.6%
Risk-free interest rate	3.5%	2.9%	3.6%
Expected term of options (in years)	8.1	8.7	8.5
Weighted-average grant-date fair value	$8	$4	$6
As of December 31, 2010, there was no unrecognized compensation cost related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2010, 2009, and 2008, and changes during the same periods are presented in the tables and narrative below:

	2010
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	429	$16
Granted	48	21
Exercised	(233)	16		$1,932
Forfeited	(—)	—

Outstanding at End of Year	244	18	6.1 Yrs	$2,937

Exercisable at End of Year	244	$18	6.1 Yrs	$2,937

	2009
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	391	$17
Granted	48	11
Exercised	(—)	—		$0
Forfeited	(10)	14

Outstanding at End of Year	429	16	5.5 Yrs	$756

Exercisable at End of Year	429	$16	5.5 Yrs	$756

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(6)	STOCK-BASED COMPENSATION PLANS, continued

	2008
				Aggregate
	Shares	Wtd. Avg.	Wtd. Avg. Remaining	Intrinsic Value
	(000)	Ex. Price	Contract Life	(000)
Outstanding at Beginning of Year	363	$16
Granted	48	19
Exercised	(20)	9		$194
Forfeited	(—)	(—)

Outstanding at End of Year	391	17	5.8 Yrs	$0

Exercisable at End of Year	391	$17	5.8 Yrs	$0
A summary of the status of the Company’s non-vested Non-employee Director Stock Option Plan activity for the years ended December 31, 2010, 2009, and 2008, are presented in the table and narrative below:

	2010		2009		2008
		Wtd. Avg		Wtd. Avg		Wtd. Avg
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value
Nonvested stock options at Beginning of Year	0	$0	0	$0	0	$0
Granted	48	8	48	4	48	6
Vested	(48)	8	(48)	4	(48)	6
Forfeited	0	0	0	0	0	0

Nonvested stock options at End of Year	0	$0	0	$0	0	$0
Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 81,249 shares, 121,346 shares and 141,018 shares under the new plan in 2010, 2009, and 2008, respectively, and has sold a total of 896,298 shares under the new plan through December 31, 2010. The Company sells shares at 85% of the stock’s market price at date of purchase. The weighted average fair value of shares sold in 2010 was approximately $18.05.
Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 594,860 shares outstanding under the plan as of December 31, 2010. During 2010, 2009, and 2008, 117,050, 186,080 and 99,290 shares, respectively, were granted with a restriction period of five years at market prices ranging from $17.98 to $29.46 in 2010, $9.96 to $18.03 in 2009, and $8.30 to $17.00 in 2008, and has unearned stock-based compensation of $5,397,285 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for 2010 was $1,731,284.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)	CONTINGENCIES
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

	2010	2009	2008
Revenue:
Automotive Products
United States	$274,165,934	$173,459,790	$205,032,708
Germany	212,555,637	159,713,458	179,207,637
Japan	64,412,780	54,867,288	60,518,677
Other	245,957,611	137,597,471	156,704,358
Other	19,171,452	18,884,986	22,336,442

Total	$816,263,414	$544,522,993	$623,799,822

Income(Loss) from Operations:
Automotive Products	$191,430,183	$96,815,575	$109,572,206
Other	(458,114)	(2,196,506)	(759,290)

Total	$190,972,069	$94,619,069	$108,812,916

Assets:
Automotive Products	$391,514,600	$311,306,542	$306,064,439
Other	6,687,533	5,793,232	5,212,254
Corporate	604,488,506	505,503,715	451,826,687

Total	$1,002,690,639	$822,603,489	$763,103,380

Depreciation & Amortization:
Automotive Products	$35,722,078	$34,960,303	$33,204,201
Other	275,599	243,734	245,336
Corporate	2,622,997	3,160,455	2,441,530

Total	$38,620,674	$38,364,492	$35,891,067

Capital Expenditures:
Automotive Products	$43,031,399	$15,250,621	$44,939,925
Other	203,654	567,486	584,541
Corporate	3,661,897	5,312,393	0

Total	$46,896,950	$21,130,500	$45,524,466

Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window sales were negligible during 2008 and 2009, which resulted in a loss from operations for the “Other” category. Dimmable Aircraft Window sales increased during 2010, which resulted in a reduced loss from operations in the “Other” category.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(8)	SEGMENT REPORTING, continued
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to automotive manufacturing plants in Canada, Mexico, Korea and China, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During 2010, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies.
During the years presented, the Company had three automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

Customer
	Toyota
	Motor	General		Daimler
	Corporation	Motors	VW/Audi	AG	BMW	Ford
2010	15%	15%	13%	#	#	#
2009	17%	13%	13%	12%	10%	10%
2008	14%	14%	13%	14%	11%	#

#	Less than 10%.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

3(a)(1)
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

*10(b)(6)
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

21	List of Company Subsidiaries	53

23(a)	Consent of Independent Registered Public Accounting Firm	54

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	55

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	56

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).	57

*	Indicates a compensatory plan or arrangement.