Form 10-Q
period 2011-03-31
GENTEX CORP
filed 2011-05-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at April 22, 2011
Common Stock, $0.06 Par Value	142,740,803

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
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Item 4. Controls And Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$440,321,896	$348,349,773
Short-term investments	41,649,014	86,447,596
Accounts receivable, net	116,330,190	95,647,612
Inventories	104,036,266	100,728,730
Prepaid expenses and other	20,498,179	24,095,563

Total current assets	722,835,545	655,269,274

PLANT AND EQUIPMENT — NET	213,688,533	205,107,756

OTHER ASSETS
Long-term investments	142,324,972	129,091,167
Patents and other assets, net	13,063,917	13,222,442

Total other assets	155,388,889	142,313,609

Total assets	$1,091,912,967	$1,002,690,639

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$61,073,092	$40,295,464
Accrued liabilities	54,265,548	31,793,165

Total current liabilities	115,338,640	72,088,629

DEFERRED INCOME TAXES	41,615,876	37,071,184

SHAREHOLDERS’ INVESTMENT
Common stock	8,564,448	8,537,528
Additional paid-in capital	359,051,014	347,834,218
Retained earnings	540,046,163	514,842,177
Other shareholders’ investment	27,296,826	22,316,903

Total shareholders’ investment	934,958,451	893,530,826

Total liabilities and shareholders’ investment	$1,091,912,967	$1,002,690,639

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

NET SALES	$250,945,897	$185,768,929

COST OF GOODS SOLD	160,629,160	117,200,560

Gross profit	90,316,737	68,568,369

OPERATING EXPENSES:
Engineering, research and development	18,914,761	14,338,518
Selling, general & administrative	11,311,102	9,621,954

Total operating expenses	30,225,863	23,960,472

Operating income	60,090,874	44,607,897

OTHER INCOME:
Investment income	499,570	512,883
Other, net	2,864,818	2,564,472

Total other income	3,364,388	3,077,355

Income before provision for income taxes	63,455,262	47,685,252

PROVISION FOR INCOME TAXES	21,122,380	15,223,122

NET INCOME	$42,332,882	$32,462,130

EARNINGS PER SHARE:
Basic	$0.30	$0.23
Diluted	$0.29	$0.23

Cash Dividends Declared per Share	$0.12	$0.11
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,332,882	$32,462,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,552,370	9,675,591
(Gain) loss on disposal of assets	507,022	179,297
(Gain) loss on sale of investments	(2,371,430)	(2,336,058)
Impairment loss on available-for-sale securities	0	0
Deferred income taxes	2,003,651	(160,137)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	3,101,524	2,334,402
Excess tax benefits from stock-based compensation	(1,246,101)	(276,341)
Change in operating assets and liabilities:
Accounts receivable, net	(20,682,578)	(12,667,399)
Inventories	(3,307,536)	(14,137,368)
Prepaid expenses and other	4,712,490	2,777,951
Accounts payable	20,777,628	22,301,560
Accrued liabilities, excluding dividends declared	20,995,621	21,154,386

Net cash provided by (used for) operating activities	77,375,543	61,308,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(19,436,397)	(10,845,788)
Proceeds from sale of plant and equipment	47,505	146,578
(Increase) decrease in investments	38,010,307	(46,187,875)
(Increase) decrease in other assets	2,239,006	(2,043,241)

Net cash provided by (used for) investing activities	20,860,421	(58,930,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	8,142,192	17,308,754
Cash dividends paid	(15,652,134)	(15,217,332)
Excess tax benefits from stock-based compensation	1,246,101	276,341

Net cash provided by (used for) financing activities	(6,263,841)	2,367,763

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,972,123	4,745,451

CASH AND CASH EQUIVALENTS, beginning of period	348,349,773	336,108,446

CASH AND CASH EQUIVALENTS, end of period	$440,321,896	$340,853,897

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)
The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2010 annual report on Form 10-K.

(2)
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2011, and the results of operations and cash flows for the interim period presented.

(3)	Investments

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities, and to its non-financial assets and liabilities. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings.

The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$440,321,896	$440,321,896	$—	$—
Short-Term Investments:
Government Securities	16,451,232	16,451,232	—	—
U.S. Treasury Notes	25,061,500	—	25,061,500	—
Other	136,282	136,282	—	—
Long-Term Investments:
Common Stocks	67,476,282	67,476,282	—	—
Mutual Funds — Equity	64,161,659	64,161,659	—	—
Limited Partnership — Equity	9,826,231	—	9,826,231	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	360,800	360,800	—	—

Total	$624,295,882	$588,908,151	$35,387,731	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(3)	Investments (continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$348,349,773	$348,349,773	$—	$—
Short-Term Investments:
Government Securities	36,136,760	36,136,760	—	—
U.S. Treasury Notes	50,156,250	—	50,156,250	—
Other	154,586	154,586	—	—
Long-Term Investments:
Common Stocks	63,637,711	63,637,711	—	—
Mutual Funds — Equity	55,234,901	55,234,901	—	—
Limited Partnership — Equity	9,363,555	—	9,363,555	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	355,000	355,000	—	—

Total	$563,888,536	$503,868,731	$60,019,805	$—

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

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2011 and December 31, 2010:
As of March 31, 2011:

		Unrealized
	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$16,444,796	$6,678	$(242)	$16,451,232
U.S. Treasury Notes	25,034,780	26,720	—	25,061,500
Other	136,282	—	—	136,282
Long-Term Investments:
Common Stocks	47,800,256	19,919,794	(243,768)	67,476,282
Mutual Funds-Equity	48,404,467	15,848,720	(91,528)	64,161,659
Limited Partnership — Equity	7,779,258	2,046,973	—	9,826,231
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	22,294	—	360,800

Total	$146,438,345	$37,871,179	$(335,538)	$183,973,986

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(3)	Investments (continued)
As of December 31, 2010:

		Unrealized
	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$36,137,467	$9,254	$(9,961)	$36,136,760
U.S. Treasury Notes	50,095,921	60,329	—	50,156,250
Other	154,586	—	—	154,586
Long-Term Investments:
Common Stocks	44,899,944	18,819,518	(81,751)	63,637,711
Mutual Funds-Equity	42,106,776	13,128,125	—	55,234,901
Limited Partnership — Equity	7,844,022	1,519,533	—	9,363,555
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	16,494	—	355,000

Total	$182,077,222	$33,553,253	$(91,712)	$215,538,763

Unrealized losses on investments as of March 31, 2011, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(335,538)	$11,159,682
Greater than one year	—	—
Unrealized losses on investments as of December 31, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(91,712)	$17,007,886
Greater than one year	—	—

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at March 31, 2011.

Fixed income securities as of March 31, 2011, have contractual maturities as follows:

Due within one year	$41,649,014
Due between one and five years	500,000
Due over five years	—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2011	December 31, 2010
Raw materials	$65,157,000	$62,857,800
Work-in-process	16,863,087	13,055,237
Finished goods	22,016,179	24,815,693

	$104,036,266	$100,728,730

(5)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2011	2010
Numerators:
Numerator for both basic and diluted EPS, net income	$42,332,882	$32,462,130

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	141,860,885	138,254,281
Potentially dilutive shares resulting from stock plans	2,124,959	1,260,346

Denominator for diluted EPS	143,985,844	139,514,627

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	0	1,327,668
(6)	Stock-Based Compensation Plans

At March 31, 2011, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2010, for additional information related to these stock-based compensation plans.

The Company recognized compensation expense for share-based payments of $2,628,602 for the first quarter ended March 31, 2011. Compensation cost capitalized as part of inventory as of March 31, 2011, was $128,051.

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
Employee Stock Option Plan

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended
	March 31,
	2011	2010
Dividend yield	2.73%	2.70%
Expected volatility	40.39%	40.60%
Risk-free interest rate	2.24%	2.55%
Expected term of options (in years)	4.05	4.20
Weighted-average grant-date fair value	$8.36	$5.56

The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

As of March 31, 2011, there was $17,668,089 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan

As of March 31, 2011, there was no unrecognized compensation cost under this plan related to share-based payments. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2011, the Company had unearned stock-based compensation of $6,094,408 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter ended March 31, 2011, was $472,922.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

	March 31, 2011	March 31, 2010
Quarter Ended	$47,312,805	$33,879,051
(8)
The increase in common stock during the three months ended March 31, 2011, was primarily due to the issuance of 448,676 shares of the Company’s common stock under its stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2011, which resulted in a recorded cash dividend of $0.12 per share. The first quarter dividend of approximately $17,129,000, was declared on February 21, 2011 and was paid on April 21, 2011.

(9)
The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended March 31,
	2011	2010
Revenue:
Automotive Products	$246,290,778	$181,528,789
Other	4,655,119	4,240,140

Total	$250,945,897	$185,768,929

Income (loss) from Operations:
Automotive Products	$60,411,222	$45,177,401
Other	(320,348)	(569,504)

Total	$60,090,874	$44,607,897

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
FIRST QUARTER 2011 VERSUS FIRSRT QUARTER 2010

Net Sales. Net sales for the first quarter of 2011 increased by approximately $65,177,000, or 35%, when compared with the first quarter last year. Net sales of the Company’s automotive mirrors increased by approximately $64,762,000, or 36%, in the first quarter of 2011, when compared with the first quarter last year, primarily due to a 34% increase in auto-dimming mirror unit shipments from approximately 4,031,000 in the first quarter 2010 to approximately 5,418,000 in the current quarter. This unit increase was primarily due to increased global light vehicle production and increased penetration of auto-dimming mirrors on 2011 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 43% compared with the first quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments for domestic automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 30% compared with the first quarter in 2010, primarily due to increased auto-dimming mirror unit shipments to certain European automakers. The Company’s net sales were not materially impacted in the first quarter of 2011 as a result of the automotive plant shutdowns or part shortages due to the March 11, 2011 earthquake and tsunami in Japan.

Other net sales increased by approximately $415,000, or 10% for the current quarter versus the same quarter of last year, due to a 4% increase in fire protection net sales and increased dimmable aircraft window net sales.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.1% in the first quarter of 2010 to 64.0% in the first quarter of 2011. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions, partially offset by the Company’s ability to leverage fixed overhead costs due to increased sales in the most recently completed quarter as a result of increased global light vehicle production levels.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 32% and approximately $4,576,000 when compared with the same quarter last year, primarily due to additional hiring of employee and outside contract engineer/development services to support new product development projects and program awards.

Selling, general and administrative (S, G & A) expenses increased 18% and approximately $1,689,000 for the current quarter, when compared with the same quarter last year, primarily due to the Company’s overseas office expenses.

Total Other Income. Total other income for the current quarter increased by approximately $287,000, when compared with the same quarter last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account quarter over quarter.

Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the first quarter of 2011 increased by approximately $9,871,000, when compared with the same quarter last year, primarily due to increased net sales.
FINANCIAL CONDITION:

Cash and cash equivalents as of March 31, 2011, increased approximately $91,972,000 compared to December 31, 2010. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures and dividends paid.

Short-term investments as of March 31, 2011, decreased approximately $44,799,000 compared with December 31, 2010, primarily due to fixed income investment maturities that were not re-invested as of March 31, 2011. Accounts receivable as of March 31, 2011 increased approximately $20,683,000 compared with December 31, 2010, primarily due to the higher sales level as well as monthly sales within each of those quarters.

Long-term investments as of March 31, 2011, increased approximately $13,234,000 compared to December 31, 2010. The increase was primarily due to the purchase of equity securities originally earmarked for the equity investment portfolio and an increase in unrealized gains in equity investments. Each factor accounted for approximately half of the increase.

Accounts payable as of March 31, 2011, increased approximately $20,778,000 compared to December 31, 2010, primarily due to increased production levels and capital spending.

Accrued liabilities as of March 31, 2011, increased approximately $22,472,000 compared to December 31, 2010, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.

Cash flow from operating activities for the three months ended March 31, 2011, increased approximately $16,068,000 to approximately $77,376,000, compared with approximately $61,308,000, during the same quarter last year, primarily due to the increase in net income and changes in inventories, partially offset by an increase in accounts receivable. Capital expenditures for the three months ended March 31, 2011, were $19,436,000, compared with $10,846,000 for the same quarter last year, primarily due to increased production equipment purchases.

Management considers the Company’s working capital and long-term investments totaling approximately $749,822,000 as of March 31, 2011, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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
1,971,829 shares remain authorized to be repurchased under the plan as of March 31, 2011.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management believes there have been no significant changes in those critical accounting policies during the most recently completed quarter.

TRENDS AND DEVELOPMENTS:

The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. During the current quarter, the Company announced that its RCD Mirror is offered on the all-new Lexus CT200h hybrid and the Nissan X-Trail crossover sport utility vehicle. The Company is currently shipping auto-dimming mirrors with RCD for 62 vehicle models with 9 automakers. The Company is also shipping auto-dimming mirrors with RCD for nearly 20 aftermarket or dealer-installed programs.

In February of 2008, the President signed into law the “Cameron Gulbransen Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. NHTSA then had two years to determine how automakers must meet the rules.

NHTSA’s Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014 (the phase-in schedule indicated by NHTSA was that 10% of all cars and 33% of trucks sold in the U.S. must meet the standard by September 2012; 40% of all cars and 67% of trucks by September 2013 and 100% by September 2014). That proposed rule was open for public comment for 60 days, and the issuance of the final rule was expected by February 28, 2011. On March 2, 2011, an update was published in the Federal Register, summarizing a February 25, 2011 letter from the U.S. Secretary of Transportation to Congress indicating that NHTSA would not meet the February 28, 2011 deadline and that the comment period would be re-opened for an additional 45 days to April 18, 2011. In addition, it was announced that NHTSA would hold a public meeting in Washington to exchange ideas on the backover issue, and that NHTSA would also host a technical workshop to address questions regarding the proposed testing procedure and other technical items. The letter further indicated that NHTSA would publish the final rule by December 31, 2011. Also published on March 2, 2011 were a number of corrections, including a change to the phase-in period on the regulation for trucks so that it aligned with the schedule for cars (10% by September 2012, 40% by September 2013 and 100% by September 2014).

The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. However, the Company also believes that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding that some customers may take a wait and see approach to comply with the Act until all rule making is final. The Company currently believes that its RCD Mirror product will be implemented in three overlapping phases by automakers:

1.	Market-Driven Phase: includes the time period prior to any legislation through NHTSA’s Notice of Proposed Rulemaking on December 7, 2010.
2.	“Wait and See” Phase: includes the time period from when the legislation was signed into law until the final rule is issued, which is currently expected by December 31, 2011.
3.
Implementation Phase: includes the time period from the issuance of the final rule until September 2014, when 100% of all new vehicles in the U.S. under 10,000 lbs. will be required to be equipped with rear cameras and displays.

The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. The Company is currently shipping auto-dimming mirrors with SmartBeam for 56 vehicle models to 12 automakers.

The Company previously reached (and announced) an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. However, Boeing announced further delays in customer deliveries due to an in-flight issue (unrelated to the Company’s products) experienced back in November of 2010 on a test plane. Boeing now expects the first delivery of the 787 Dreamliner Series of Aircraft to occur in the third quarter of 2011. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

As a result of the fast ramp-up in automotive light vehicle production in the second half of 2010 and the continuation into the first quarter of 2011, the Company continued to experience increased costs associated with supply chain constraints on certain automotive-grade electronic components during the first quarter of 2011 compared with the same prior year quarter. Although availability of certain automotive-grade components remains tight, the Company did experience continued sequential improvement in this area during the first quarter of 2011.

As a result of the March 11, 2011, earthquake and tsunami in Japan, the Company has been in contact with all of its suppliers and we continue to work with them to secure adequate quantities of parts, including some purchases at higher costs due to changes in purchasing channels. Based on the mid-April IHS forecast for light vehicle production levels and the Company’s anticipated product mix, the Company currently believes that it has an adequate supply of parts for the second quarter of 2011. However, as a result of the rapidly changing environment in Japan, it is currently not known what the ultimate impact the situation in Japan will have on the supply chain, global light vehicle production, the auto industry and the Company.

The Company continues to experience significant pricing pressures from its automotive customers and competitors, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose a challenge. In addition, financial pressures and increasing production volumes at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s sales growth, margins, profitability and, as a result, its share price.

The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased production and financial stresses evidenced by volatile production levels, supplier part shortages, supply chain disruptions, customer and supplier bankruptcies, automotive plant shutdowns, commodity material cost increases, consumer shift to smaller vehicles where the Company has a lower penetration rate and lower content per vehicle due to increased fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.

Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in delays or cancellations of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively manage costs and utilize capital, as well as engineering, research and development, and human resource investments.

The Company currently estimates that top line revenue will increase approximately 20-25% in the second quarter of 2011 compared with the second quarter of 2010, based on the mid-April IHS forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. These estimates also reflect the estimated negative impact that the earthquake and tsunami in Japan will have on net sales ($15-$20 million) for the second quarter of 2011. Uncertainties, including the impact of the earthquake and tsunami in Japan, light vehicle production levels, supplier part shortages, automotive plant shutdowns, work stoppages, supply chain disruptions, customer inventory management, sales rates in North America, Europe and Asia, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, strikes, etc., which could disrupt Company shipments to these customers, make forecasting difficult. Due to continued uncertainties with global vehicle production volumes and the situation in Japan, it is a very difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the second quarter of 2011 at this time.

The Company currently expects that its gross margin in the second quarter of 2011 will decline approximately one-half to three-quarters of a percentage point compared with the gross margin reported in the first quarter of 2011, primarily due to the estimated impact of expected lost sales of approximately $15-$20 million, and to additional supply chain constraints as a result of the earthquake and tsunami in Japan. The estimated impact of the expected lost sales in the second quarter of 2011, related to the situation in Japan, is approximately two thirds of the expected decline in the gross margin.

The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 30-35% in the second quarter of 2011 compared with the same quarter in 2010, primarily due to continued hiring of employee and outside contract engineer/development services.

Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the second quarter of 2011 compared with the same quarter in 2010, primarily due to increased overseas office expenses.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS’s mid-April forecast for light vehicle production for the second quarter of 2011 are approximately 3.0 million units for North America, 4.6 million for Europe and 2.2 million for Japan and Korea. IHS’s mid-April forecast for light vehicle production for calendar year 2011 are approximately 13.1 million for North America, 19.4 million for Europe and 11.5 million for Japan and Korea. The mid-April IHS forecast for light vehicle production is based on the following IHS assumptions regarding the situation in Japan:

•	The breadth of lost automotive industry volume expands outside Japan:
•	Japanese automakers outside Japan would be the first to primarily be affected by any parts shortages, and
•	Non-Japanese automakers will be affected, although to a lesser extent.
•	Almost all of the automotive industry volume lost outside of Japan can be recovered in calendar year 2011.

•	Approximately 60% of lost automotive industry volume in Japan can be recovered in 2011.
•	The balance will either be recovered in calendar year 2012 or possibly lost, due to reduced sales volume in Japan and the possibility of a shift in market share to non-Japanese competitors.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended March 31, 2011, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has some assets, liabilities and operations outside the United States, including a Euro denominated account, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company could be affected by uncertain economic conditions in foreign markets that can reduce demand for its products.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2011, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of March 31, 2011, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:

Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and net sales growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions, worldwide automotive production, the maintenance of the Company’s market share, the ability to achieve purchasing cost reductions, customer inventory management, supplier part shortages, competitive pricing pressures, currency fluctuations, interest rates, equity prices, the financial strength/stability of the Company’s customers (including their Tier 1 suppliers), supply chain disruptions, impact of natural disasters on supply chain and vehicle production, potential sale of OEM business segments or suppliers, potential customer (including their Tier 1 suppliers) bankruptcies, the mix of products purchased by customers, the ability to continue to make product innovations, the market for Rear Camera Display Mirrors and the success of those products, the success of certain other products (e.g. SmartBeam®), and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A — Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2010, except to the extent described in Part I — Item 2 of this Form 10-Q.

Item 6.	Exhibits
See Exhibit Index on Page 19.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION
Date: May 3, 2011	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: May 3, 2011	/s/ Steven A. Dykman
Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description	Page

3	(a)
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

10(a	)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a	)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b	)(1)
Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b	)(2)
First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b	)(3)
Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b	)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b	)(5)
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b	)(6)
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