Form 10-Q
period 2011-06-30
GENTEX CORP
filed 2011-08-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011,
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	at July 22, 2011
Common Stock, $0.06 Par Value	143,118,502
Exhibit Index located at page 21

PART I. FINANCIAL INFORMATION
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
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Item 4. Controls And Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$444,619,932	$348,349,773
Short-term investments	24,116,803	86,447,596
Accounts receivable, net	111,859,028	95,647,612
Inventories	119,457,528	100,728,730
Prepaid expenses and other	25,591,359	24,095,563

Total current assets	725,644,650	655,269,274

PLANT AND EQUIPMENT — NET	232,716,169	205,107,756

OTHER ASSETS
Long-term investments	142,684,806	129,091,167
Patents and other assets, net	12,974,283	13,222,442

Total other assets	155,659,089	142,313,609

Total assets	$1,114,019,908	$1,002,690,639

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$63,282,992	$40,295,464
Accrued liabilities	40,518,523	31,793,165

Total current liabilities	103,801,515	72,088,629

DEFERRED INCOME TAXES	46,517,399	37,071,184

SHAREHOLDERS’ INVESTMENT
Common stock	8,587,110	8,537,528
Additional paid-in capital	368,979,703	347,834,218
Retained earnings	561,344,112	514,842,177
Other shareholders’ investment	24,790,069	22,316,903

Total shareholders’ investment	963,700,994	893,530,826

Total liabilities and shareholders’ investment	$1,114,019,908	$1,002,690,639

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
NET SALES	$243,001,541	$201,560,960	$493,947,438	$387,329,889

COST OF GOODS SOLD	157,376,970	127,667,134	318,006,130	244,867,694

Gross profit	85,624,571	73,893,826	175,941,308	142,462,195

OPERATING EXPENSES:
Engineering, research and development	20,245,757	15,222,622	39,160,518	29,561,140
Selling, general & administrative	12,131,922	9,884,445	23,443,024	19,506,399

Total operating expenses	32,377,679	25,107,067	62,603,542	49,067,539

Income from operations	53,246,892	48,786,759	113,337,766	93,394,656

OTHER INCOME (EXPENSE)
Investment income	598,455	556,004	1,098,025	1,068,887
Other, net	3,902,721	998,302	6,767,539	3,562,774

Total other income	4,501,176	1,554,306	7,865,564	4,631,661

Income before provision for income taxes	57,748,068	50,341,065	121,203,330	98,026,317

PROVISION FOR INCOME TAXES	19,275,899	16,283,735	40,398,279	31,506,857

NET INCOME	$38,472,169	$34,057,330	$80,805,051	$66,519,460

EARNINGS PER SHARE:
Basic	$0.27	$0.24	$0.57	$0.48
Diluted	$0.27	$0.24	$0.56	$0.47

Cash Dividends Declared per Share	$0.12	$0.11	$0.24	$0.22
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,805,051	$66,519,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,283,279	19,553,096
(Gain) loss on disposal of assets	539,865	439,689
(Gain) loss on sale of investments	(5,177,464)	(3,463,538)
Impairment loss on available-for-sale securities	0	0
Deferred income taxes	7,328,085	301,435
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	6,419,575	4,870,212
Excess tax benefits from stock-based compensation	(2,599,659)	(497,436)
Change in operating assets and liabilities:
Accounts receivable, net	(16,211,416)	(22,294,349)
Inventories	(18,728,798)	(25,671,717)
Prepaid expenses and other	765,712	2,655,958
Accounts payable	22,987,528	16,806,867
Accrued liabilities, excluding dividends declared	7,203,272	7,886,131

Net cash provided by (used for) operating activities	104,615,030	67,105,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(48,995,466)	(19,095,284)
Proceeds from sale of plant and equipment	77,509	261,328
(Increase) decrease in investments	53,504,964	(78,992,662)
(Increase) decrease in other assets	2,474,000	(5,483,679)

Net cash provided by (used for) investing activities	7,061,007	(103,310,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	14,775,493	25,392,689
Cash dividends paid	(32,781,030)	(30,559,224)
Excess tax benefits from stock-based compensation	2,599,659	497,436

Net cash provided by (used for) financing activities	(15,405,878)	(4,669,099)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,270,159	(40,873,588)

CASH AND CASH EQUIVALENTS, beginning of period	348,349,773	336,108,446

CASH AND CASH EQUIVALENTS, end of period	$444,619,932	$295,234,858

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2010 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2011, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends ASC 820 to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amended guidance requires information disclosure regarding transfers between Level 1 and Level 2 of the fair value hierarchy, information disclosure regarding sensitivity of a fair value measurement categorized within level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
(4)	Investments
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
The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of June 30, 2011 and December 31, 2010:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$444,619,932	$444,619,932	$—	$—
Short-Term Investments:
Government Securities	24,054,390	24,054,390	—	—
Other	62,413	62,413	—	—
Long-Term Investments:
Common Stocks	61,706,850	61,706,850	—	—
Mutual Funds — Equity	71,062,101	71,062,101	—	—
Limited Partnership — Equity	9,059,455	—	9,059,455	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	356,400	356,400	—	—

Total	$611,421,541	$601,862,086	$9,559,455	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$348,349,773	$348,349,773	$—	$—
Short-Term Investments:
Government Securities	36,136,760	36,136,760	—	—
U.S. Treasury Notes	50,156,250	—	50,156,250	—
Other	154,586	154,586	—	—
Long-Term Investments:
Common Stocks	63,637,711	63,637,711	—	—
Mutual Funds — Equity	55,234,901	55,234,901	—	—
Limited Partnership — Equity	9,363,555	—	9,363,555	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	355,000	355,000	—	—

Total	$563,888,536	$503,868,731	$60,019,805	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
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
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2011 and December 31, 2010:
As of June 30, 2011:

		Unrealized
	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$24,058,998	$4,731	$(9,339)	$24,054,390
Other	62,413	—	—	62,413
Long-Term Investments:
Common Stocks	45,309,491	16,660,519	(263,160)	61,706,850
Mutual Funds-Equity	55,701,057	15,473,869	(112,825)	71,062,101
Limited Partnership — Equity	7,779,258	1,280,197	—	9,059,455
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	17,894	—	356,400

Total	$133,749,723	$33,437,210	$(385,324)	$166,801,609

As of December 31, 2010:

		Unrealized
	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$36,137,467	$9,254	$(9,961)	$36,136,760
U.S. Treasury Notes	50,095,921	60,329	—	50,156,250
Other	154,586	—	—	154,586
Long-Term Investments:
Common Stocks	44,899,944	18,819,518	(81,751)	63,637,711
Mutual Funds-Equity	42,106,776	13,128,125	—	55,234,901
Limited Partnership — Equity	7,844,022	1,519,533	—	9,363,555
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	16,494	—	355,000

Total	$182,077,222	$33,553,253	$(91,712)	$215,538,763

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
Unrealized losses on investments as of June 30, 2011, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(385,324)	$26,774,133
Greater than one year	—	—
Unrealized losses on investments as of December 31, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(91,712)	$17,007,886
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at June 30, 2011.
Fixed income securities as of June 30, 2011, have contractual maturities as follows:

Due within one year	$24,116,803
Due between one and five years	500,000
Due over five years	—
(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2011	December 31, 2010
Raw materials	$75,073,158	$62,857,800
Work-in-process	19,045,023	13,055,237
Finished goods	25,339,347	24,815,693

	$119,457,528	$100,728,730

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerators:
Numerator for both basic and diluted EPS, net income	$38,472,169	$34,057,330	$80,805,051	$66,519,460

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	142,279,210	139,124,771	142,071,203	138,697,007
Potentially dilutive shares resulting from stock plans	1,917,784	1,421,509	1,992,412	1,365,635

Denominator for diluted EPS	144,196,994	140,546,280	144,063,615	140,062,642

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	1,078,512	285,998	307,231	301,038
(7)	Stock-Based Compensation Plans
At June 30, 2011, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2010, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $2,822,986 and $5,451,588 for the second quarter and six months ended June 30, 2011, respectively. Compensation cost capitalized as part of inventory as of June 30, 2011, was $152,150.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30, 2011
	2011	2010	2011	2010
Dividend yield	2.68%	2.73%	2.71%	2.72%
Expected volatility	40.80%	41.04%	40.59%	40.82%
Risk-free interest rate	1.62%	1.79%	1.93%	2.17%
Expected term of options (in years)	4.05	4.19	4.05	4.20
Weighted-average grant-date fair value	$8.13	$5.01	$8.24	$5.29

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	Stock-Based Compensation Plans (continued)
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.
As of June 30, 2011, there was $18,710,704 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan
As of June 30, 2011, there was $331,225 of unrecognized compensation cost under this plan related to share-based payments which are expected to be recognized over the balance of the 2011 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2011, the Company had unearned stock-based compensation of $7,104,904 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2011, were $495,065 and $967,987, respectively.
(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

	June 30, 2011	June 30, 2010
Quarter Ended	$35,965,412	$23,884,823
Six Months Ended	$83,278,217	$57,763,874

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(9)	The increase in common stock during the six months ended June 30, 2011, was primarily due to the issuance of 826,375 shares of the Company’s common stock under its stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2011, which resulted in a recorded cash dividend of $0.12 per share in the first and second quarters of 2011. The second quarter dividend of approximately $17,174,000, was declared on June 8, 2011 and was paid on July 22, 2011.
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Automotive Products	$238,191,803	$196,415,200	$484,482,581	$377,943,989
Other	4,809,738	5,145,760	9,464,857	9,385,900

Total	$243,001,541	$201,560,960	$493,947,438	$387,329,889

Income (loss) from Operations:
Automotive Products	$53,515,749	$48,733,906	$113,926,971	$93,911,307
Other	(268,857)	52,853	(589,205)	(516,651)

Total	$53,246,892	$48,786,759	$113,337,766	$93,394,656

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
SECOND QUARTER 2011 VERSUS SECOND QUARTER 2010
Net Sales. Net sales for the second quarter of 2011 increased by approximately $41,441,000, or 21%, when compared with the second quarter last year. Net sales of the Company’s automotive mirrors (including features) increased by approximately $41,777,000, or 21%, in the second quarter of 2011, when compared with the second quarter last year, primarily due to a 22% increase in auto-dimming mirror unit shipments from approximately 4,178,000 in the second quarter 2010 to approximately 5,094,000 in the current quarter. This unit increase was primarily due to increased penetration of auto-dimming mirrors on 2011 model year vehicles. Unit shipments to customers in North America for the current quarter increased by 21% compared with the second quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments for domestic automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 22% compared with the second quarter in 2010, primarily due to increased auto-dimming mirror unit shipments to certain European and Korean automakers. The Company’s net sales were negatively impacted by approximately $17 million in the second quarter of 2011 as a result of customer automotive plant shutdowns and part shortages due to the March 11, 2011 earthquake and tsunami in Japan.
Other net sales decreased by approximately $336,000, or 7% for the current quarter versus the same quarter of last year, due to a 37% decrease in dimmable aircraft window net sales, partially offset by a 2% increase in fire protection sales. The decrease in dimmable window net sales was primarily due to the continued delays affecting the production and delivery of the Boeing 787 Dreamliner series of aircraft. The increase in fire protection net sales was primarily due to the continued improvement in the commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.3% in the second quarter of 2010 to 64.8% in the second quarter of 2011. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions and costs associated with supply chain constraints on certain automotive-grade electronic components. Each factor is estimated to have impacted cost of goods sold as a percentage of net sales approximately equally. Costs associated with supply chain constraints resulted from changes in purchasing channels to secure additional parts due to the fast ramp-up in automotive light vehicle production in the second half of 2010 into the first half of 2011 and due to the March 11 Japan earthquake and tsunami.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 33% and approximately $5,023,000 when compared with the same quarter last year, primarily due to additional hiring of employee and outside contract engineering/development services to support new product development projects and program awards.
Selling, general and administrative (S, G & A) expenses increased 23% and approximately $2,247,000 for the current quarter, when compared with the same quarter last year, primarily due to the Company’s overseas office expenses and foreign exchange rates. Foreign exchange rates accounted for approximately five percentage points of the quarter over quarter increase.
Total Other Income. Total other income for the current quarter increased by approximately $2,947,000, when compared with the same quarter last year, primarily due to realized gains on the sale of equity investments and changes in the foreign currency rate related to the Company’s Euro denominated account quarter over quarter. Each factor is estimated to have approximately equally impacted the increase in other income.
Taxes. The provision for income taxes varied from the statutory rate during the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the second quarter of 2011 increased by approximately $4,415,000, when compared with the same quarter last year, primarily due to increased net sales and gross profit.

SIX MONTHS ENDED JUNE 30, 2011, VS. SIX MONTHS ENDED JUNE 30, 2010
Net Sales. Net sales for the six months ended June 30, 2011 increased by approximately $106,618,000, or 28%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $106,539,000, or 28% period over period, as auto-dimming mirror unit shipments increased by 28% from approximately 8,209,000 in the first six months of 2010 to approximately 10,512,000 in the first six months of 2011. The increase was primarily due to increased light vehicle production in North America and Europe as well as increased penetration of auto-dimming mirrors on 2011 model year vehicles. Unit shipments to customers in North America increased by 31% during the first six months of 2011 versus the same period in 2010, primarily due to increased auto-dimming mirror unit shipments for domestic automakers. Mirror unit shipments to automotive customers outside North America increased by 26% period over period, primarily due to increased auto-dimming mirror unit shipments to certain European automakers. The Company’s net sales were negatively impacted by approximately $20 million in the first six months of 2011 as a result of customer automotive plant shutdowns and part shortages due to the March 11, 2011 earthquake and tsunami in Japan.
Other net sales increased by 1% period over period, due to a 3% increase in fire protection sales, mostly offset by a 9% decrease in dimmable window sales. The period over period increase in fire protection net sales was primarily due to the continued improvement in the commercial construction market. The period over period decrease in dimmable window net sales was primarily due to the continued delays affecting the production and delivery of the Boeing 787 Dreamliner series of aircraft.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.2% in the six months ended June 30, 2010, to 64.4% in the six months ended June 30, 2011. This percentage increase primarily reflected the impact of annual automotive customer price reductions, partially offset by the Company’s ability to leverage fixed overhead costs. In addition, costs associated with supply chain constraints on certain automotive-grade electronic components (which occurred for the same reason as the current quarter) increased cost of goods sold as a percentage of net sales by approximately a half of one percentage point.
Operating Expenses. For the six months ended June 30, 2011, engineering, research and development expenses increased 32% and approximately $9,599,000, when compared with the same period last year, primarily due to additional hiring of employee and outside contract engineering/development services to support new product development projects and program awards.
Selling, general and administrative expenses increased 20% and approximately $3,937,000 for the six months ended June 30, 2011, when compared with the same period last year, primarily due to the Company’s overseas office expenses and foreign exchange rates. Foreign exchange rates accounted for approximately three percentage points of the period over period increase.
Total Other Income. Total other income for the six months ended June 30, 2011, increased by approximately $3,234,000, when compared with the same period last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account.
Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2011, primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by approximately $14,286,000 for the six months ended June 30, 2011, when compared with the same period last year, primarily due to increased net sales and gross profit.

FINANCIAL CONDITION:
Cash and cash equivalents as of June 30, 2011, increased approximately $96,270,000 compared to December 31, 2010. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures and dividends paid.
Short-term investments as of June 30, 2011, decreased approximately $62,331,000 compared with December 31, 2010, primarily due to fixed income investment maturities that were not re-invested during the period ending June 30, 2011.
Accounts receivable as of June 30, 2011 increased approximately $16,211,000 compared with December 31, 2010, primarily due to the higher sales level as well as monthly sales within each of those quarters.
Inventory as of June 30, 2011 increased approximately $18,729,000 compared with December 31, 2010, primarily due to higher sales and production levels in conjunction with increased lead times for certain electronic component raw materials inventory.
Long-term investments as of June 30, 2011, increased approximately $13,594,000 compared to December 31, 2010. The increase was primarily due to the purchase of additional equity securities.
Accounts payable as of June 30, 2011, increased approximately $22,988,000 compared to December 31, 2010, primarily due to increased production levels and capital spending.
Cash flow from operating activities for the six months ended June 30, 2011, increased approximately $37,509,000 to approximately $104,615,000, compared with approximately $67,106,000, during the same period last year, primarily due to the increase in net income and changes in inventories, accounts payable and accounts receivable discussed above. Capital expenditures for the six months ended June 30, 2011, were $48,995,000, compared with $19,095,000 for the same period last year, primarily due to increased production equipment purchases.
The Company has historically expanded its plant capacity on a step-function basis every five to six years. In light of strong customer demand for the Company’s auto-dimming mirrors and a more complex product mix, the Company has recently been increasing its production line and facility capacity more quickly. The Company now estimates 2011 capital expenditures of approximately $100 — $115 million primarily due to increased production equipment purchases of approximately $70-$80 million and new facility costs of approximately $30-$35 million to increase production plant capacity, which will be financed from existing cash and/or cash equivalents on hand. Capital expenditures pertaining to anticipated new facility costs are to increase plant capacity in the electronic assembly, final assembly, rear camera display and exterior mirror manufacturing areas. Depreciation and amortization expense for 2011 is now estimated at approximately $41-$44 million.
Management considers the Company’s working capital and long-term investments totaling approximately $764,528,000 as of June 30, 2011, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.
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
1,971,829 shares remain authorized to be repurchased under the plan as of June 30, 2011.

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
TRENDS AND DEVELOPMENTS:

The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. During the current quarter, the Company announced that its RCD Mirror is offered on the Nissan NV commercial van for the U.S. market. The Company is currently shipping auto-dimming mirrors with RCD for 63 vehicle models with 9 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.
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
NHTSA’s Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014 (the phase-in schedule indicated by NHTSA at that time was that 10% of all cars and 33% of trucks sold in the U.S. must meet the standard by September 2012; 40% of all cars and 67% of trucks by September 2013 and 100% by September 2014). That proposed rule was open for public comment for 60 days, and the issuance of the final rule was expected by February 28, 2011. On March 2, 2011, an update was published in the Federal Register, summarizing a February 25, 2011 letter from the U.S. Secretary of Transportation to Congress indicating that NHTSA would not meet the February 28, 2011 deadline and that the comment period would be re-opened for an additional 45 days to April 18, 2011. In addition, it was announced that NHTSA would hold a public meeting in Washington to exchange ideas on the backover issue, and that NHTSA would also host a technical workshop to address questions regarding the proposed testing procedure and other technical items. The letter further indicated that NHTSA would publish the final rule by December 31, 2011. Also published on March 2, 2011 were a number of corrections, including a change to the phase-in period on the regulation for trucks so that it aligned with the schedule for cars (10% by September 2012, 40% by September 2013 and 100% by September 2014).
On July 6, 2011, the Department of Transportation posted an update on its web-site, indicating that the final rule is scheduled to go to the Office of Management and Budget (OMB) by September 24, 2011. It further stated that the rule will receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule will be by December 31, 2011.

The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. However, the Company also believes that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding that some customers may take a wait and see approach to comply with the Act until all rule making is final. The Company continues to believe that its RCD Mirror product will be implemented in three overlapping phases by automakers:
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
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. During the current quarter, the Company announced that SmartBeam is now offered on the Dodge Durango and the Dodge Charger. The Company also recently announced that SmartBeam is now available on the new 2011 Audi A7 for the European market. The Company started shipping RCD Mirrors during the second quarter of 2011 to Acura/Honda for one model; Acura/Honda does not allow suppliers to announce vehicle programs in a news release. The Company is currently shipping auto-dimming mirrors with SmartBeam for 60 vehicle models to 13 automakers.
The Company previously reached and announced an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. However, Boeing announced further delays in customer deliveries due to an in-flight issue (unrelated to the Company’s products) experienced back in November of 2010 on a test plane. Boeing now expects the first delivery of the 787 Dreamliner Series of Aircraft to occur later in calendar year 2011. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.
As a result of the fast ramp-up in automotive light vehicle production in the second half of 2010 and the continuation into the first half of 2011, the Company continued to experience increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight, the Company did experience continued sequential improvement in this area during both the first and second quarters of 2011.
However, the March 11, 2011, earthquake and tsunami in Japan resulted in the Company experiencing additional increased costs associated with supply chain constraints on certain automotive-grade electronic components during the second quarter of 2011. While the Company was successful in securing additional quantities of constrained parts during the current quarter to meet anticipated customer demand, the additional secured parts purchased during the current quarter did come at a higher cost due to changes in purchasing channels.
The Company currently believes that it will experience some sequential reduction in supply chain-related costs during the third quarter of 2011; however, the current environment is constantly changing and it is not known what the ultimate affect will be on the supply chain, global light vehicle production, the auto industry and the Company in the second half of the 2011 calendar year.
Based on the July IHS forecast for light vehicle production levels and the Company’s anticipated product mix, the Company believes that it has secured an adequate supply of parts for the third quarter of 2011.

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
The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased production and financial stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, customer and supplier bankruptcies, commodity material cost increases, consumer shift to smaller vehicles where the Company has a lower penetration rate and lower content per vehicle due to increased fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.
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
The Company currently estimates that top line revenue will increase approximately 25-30% in the third quarter of 2011 compared with the third quarter of 2010, based on the July IHS forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. These estimates also reflect the fact that the Company does not anticipate any continuing negative revenue impact due to the March 11 earthquake and tsunami in Japan during the third quarter of 2011 (other than any reflected in the July IHS forecast). Uncertainties, including the light vehicle production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, work stoppages, customer inventory management, sales rates in Asia, North America and Europe, and the impact of potential automotive customer (including their Tier 1 suppliers) bankruptcies, strikes, etc., which could disrupt Company shipments to these customers, make forecasting difficult. Due to continued uncertainties with global vehicle production volumes and the situation in Japan, it is a very difficult environment to forecast, and as a result, the Company is not providing total revenue estimates beyond the third quarter of 2011 at this time.
The Company currently expects that its gross margin in the third quarter of 2011 will slightly improve sequentially from the second quarter of 2011, primarily due to reductions in supply chain related costs, partially offset by annual customer price reductions.
The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 25-30% in the third quarter of 2011 compared with the same quarter in 2010, primarily due to continued hiring of employee and outside contract engineering/development services to support product development projects and program awards.
Selling, general and administrative expenses are currently expected to increase approximately 15-20% in the third quarter of 2011 compared with the same quarter in 2010, primarily due to increased overseas office expenses.
Based on the July IHS forecast for light vehicle production levels for the entire 2011 year, the Company now estimates that SmartBeam® unit shipments will increase approximately 60-70% in calendar year 2011 compared with calendar year 2010.
Based on the July IHS forecast for light vehicle production levels for the entire 2011 year, the Company now estimates that RCD Mirror unit shipments will increase approximately 40% in calendar year 2011 compared with calendar year 2010.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS’s July forecast for light vehicle production for the third quarter of 2011 are approximately 3.2 million units for North America, 4.4 million for Europe and 3.2 million for Japan and Korea. IHS’s end of June forecast for light vehicle production for calendar year 2011 are approximately 13.0 million for North America, 20.0 million for Europe and 11.9 million for Japan and Korea. The July IHS forecast for light vehicle production is based on the following IHS assumptions regarding the situation in Japan:
•	Virtually all automakers are now back to running full production volumes, with certain Japanese automakers still lagging in some regions.

•	Total lost industry production volume to reach approximately 2.7 million vehicle units.

•	Build back of lost production volume will begin early summer 2011 and extend into 2012, with varying levels of replacement depending on the automaker.
•	The current assumption is that 20% of lost volume will be recovered in 2011 with the remainder of the lost volume that will be recovered to occur in 2012.

•	It is also assumed that 23% of the Japan automakers’ lost volume will not be recovered.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended June 30, 2011, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.
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
In light of the continuing financial stresses within the worldwide automotive industry, certain automakers and tier one customer are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, sales, margins, profitability and, as a result, its share price. The volatile economic environment continues to cause increased financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectibility of receivables.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2011, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of June 30, 2011, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See Exhibit Index on Page 22.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date: August 4, 2011	/s/ Fred T. Bauer Fred T. Bauer
Chairman and Chief
Executive Officer

Date: August 4, 2011	/s/ Steven A. Dykman Steven A. Dykman
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

31.1		Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).		23

31.2		Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).		24

32		Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).		25

*	Indicates a compensatory plan or arrangement.