Form 10-Q
period 2011-09-30
GENTEX CORP
filed 2011-11-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-10235
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
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 21, 2011

Common Stock, $0.06 Par Value	143,472,403

Exhibit Index located at page 22

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$397,105,404	$348,349,773
Short-term investments	59,145,338	86,447,596
Accounts receivable, net	130,039,210	95,647,612
Inventories	151,130,845	100,728,730
Prepaid expenses and other	20,781,773	24,095,563

Total current assets	758,202,570	655,269,274

PLANT AND EQUIPMENT — NET	256,562,323	205,107,756

OTHER ASSETS
Long-term investments	106,915,898	129,091,167
Patents and other assets, net	12,862,670	13,222,442

Total other assets	119,778,568	142,313,609

Total assets	$1,134,543,461	$1,002,690,639

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$70,157,597	$40,295,464
Accrued liabilities	46,590,486	31,793,165

Total current liabilities	116,748,083	72,088,629

DEFERRED INCOME TAXES	34,176,761	37,071,184

SHAREHOLDERS’ INVESTMENT
Common stock	8,608,344	8,537,528
Additional paid-in capital	379,763,990	347,834,218
Retained earnings	587,524,488	514,842,177
Other shareholders’ investment	7,721,795	22,316,903

Total shareholders’ investment	983,618,617	893,530,826

Total liabilities and shareholders’ investment	$1,134,543,461	$1,002,690,639

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
NET SALES	$269,467,967	$206,832,953	$763,415,405	$594,162,842

COST OF GOODS SOLD	174,182,650	133,073,198	492,188,780	377,940,892

Gross profit	95,285,317	73,759,755	271,226,625	216,221,950

OPERATING EXPENSES:
Engineering, research and development	20,668,537	16,463,760	59,829,055	46,024,900
Selling, general & administrative	12,370,000	10,323,698	35,813,024	29,830,097

Total operating expenses	33,038,537	26,787,458	95,642,079	75,854,997

Income from operations	62,246,780	46,972,297	175,584,546	140,366,953

OTHER INCOME (EXPENSE)
Investment income	543,996	620,160	1,642,021	1,689,047
Other, net	1,707,840	2,578,853	8,475,379	6,141,627

Total other income	2,251,836	3,199,013	10,117,400	7,830,674

Income before provision for income taxes	64,498,616	50,171,310	185,701,946	148,197,627

PROVISION FOR INCOME TAXES	21,101,552	15,880,066	61,499,831	47,386,923

NET INCOME	$43,397,064	$34,291,244	$124,202,115	$100,810,704

EARNINGS PER SHARE:
Basic	$0.30	$0.25	$0.87	$0.73
Diluted	$0.30	$0.24	$0.86	$0.72

Cash Dividends Declared per Share	$0.12	$0.11	$0.36	$0.33
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,202,115	$100,810,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,310,248	29,591,073
(Gain) loss on disposal of assets	838,359	662,402
(Gain) loss on sale of investments	(7,390,376)	(4,379,689)
Impairment loss on available-for-sale securities	0	0
Deferred income taxes	3,027,961	4,164,643
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,184,719	7,669,990
Excess tax benefits from stock-based compensation	(3,361,960)	(585,954)
Change in operating assets and liabilities:
Accounts receivable, net	(34,391,598)	(35,522,370)
Inventories	(50,402,115)	(38,497,371)
Prepaid expenses and other	6,319,685	3,686,589
Accounts payable	29,862,133	22,648,952
Accrued liabilities, excluding dividends declared	13,232,767	1,859,735

Net cash provided by (used for) operating activities	125,431,938	92,108,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(84,994,919)	(29,126,357)
Proceeds from sale of plant and equipment	177,132	480,460
(Increase) decrease in investments	31,358,531	(78,123,603)
(Increase) decrease in other assets	1,560,369	(4,095,559)

Net cash provided by (used for) investing activities	(51,898,887)	(110,865,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	21,815,871	31,734,568
Cash dividends paid	(49,955,251)	(45,954,715)
Excess tax benefits from stock-based compensation	3,361,960	585,954

Net cash provided by (used for) financing activities	(24,777,420)	(13,634,193)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,755,631	(32,390,548)

CASH AND CASH EQUIVALENTS, beginning of period	348,349,773	336,108,446

CASH AND CASH EQUIVALENTS, end of period	$397,105,404	$303,717,898

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2010 annual report on Form 10-K.
(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2011, and the results of operations and cash flows for the interim periods presented.
(3)	Adoption of New Accounting Standards
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
The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$397,105,404	$397,105,404	$—	$—
Short-Term Investments:
Government Securities	59,071,590	59,071,590	—	—
Other	73,748	73,748	—	—
Long-Term Investments:
Common Stocks	50,993,855	50,993,855	—	—
Mutual Funds — Equity	55,060,953	55,060,953	—	—
Certificate of Deposit	505,390	—	505,390	—
Other — Equity	355,700	355,700	—	—

Total	$563,166,640	$562,661,250	$505,390	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash & Cash Equivalents	$348,349,773	$348,349,773	$—	$—
Short-Term Investments:
Government Securities	36,136,760	36,136,760	—	—
U.S. Treasury Notes	50,156,250	—	50,156,250	—
Other	154,586	154,586	—	—
Long-Term Investments:
Common Stocks	63,637,711	63,637,711	—	—
Mutual Funds — Equity	55,234,901	55,234,901	—	—
Limited Partnership — Equity	9,363,555	—	9,363,555	—
Certificate of Deposit	500,000	—	500,000	—
Other — Equity	355,000	355,000	—	—

Total	$563,888,536	$503,868,731	$60,019,805	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
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
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2011 and December 31, 2010:

		Unrealized
As of September 30, 2011:	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$59,062,836	$12,428	$(3,674)	$59,071,590
Other	73,748	—	—	73,748
Long-Term Investments:
Common Stocks	43,474,434	10,410,611	(2,891,190)	50,993,855
Mutual Funds-Equity	54,654,154	4,027,553	(3,620,754)	55,060,953
Certificate of Deposit	505,390	—	—	505,390
Other — Equity	338,506	17,194	—	355,700

Total	$158,109,068	$14,467,786	$(6,515,618)	$166,061,236

		Unrealized
As of December 31, 2010:	Cost	Gains	Losses	Market value
Short-Term Investments:
Government Securities	$36,137,467	$9,254	$(9,961)	$36,136,760
U.S. Treasury Notes	50,095,921	60,329	—	50,156,250
Other	154,586	—	—	154,586
Long-Term Investments:
Common Stocks	44,899,944	18,819,518	(81,751)	63,637,711
Mutual Funds-Equity	42,106,776	13,128,125	—	55,234,901
Limited Partnership — Equity	7,844,022	1,519,533	—	9,363,555
Certificate of Deposit	500,000	—	—	500,000
Other — Equity	338,506	16,494	—	355,000

Total	$182,077,222	$33,553,253	$(91,712)	$215,538,763

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(4)	Investments (continued)
Unrealized losses on investments as of September 30, 2011, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(6,515,618)	$61,959,268
Greater than one year	—	—
Unrealized losses on investments as of December 31, 2010, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$(91,712)	$17,007,886
Greater than one year	—	—
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at September 30, 2011.
Fixed income securities as of September 30, 2011, have contractual maturities as follows:

Due within one year	$59,145,338
Due between one and five years	505,390
Due over five years	—
(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2011	December 31, 2010
Raw materials	$97,439,563	$62,857,800
Work-in-process	19,087,643	13,055,237
Finished goods	34,603,639	24,815,693

	$151,130,845	$100,728,730

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerators:
Numerator for both basic and diluted EPS, net income	$43,397,064	$34,291,244	$124,202,115	$100,810,704

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	142,681,780	139,507,360	142,276,965	138,973,832
Potentially dilutive shares resulting from stock plans	1,633,240	1,051,833	1,859,434	1,192,643

Denominator for diluted EPS	144,315,020	140,559,193	144,136,399	140,166,475

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	1,716,832	1,591,642	1,097,397	1,787,200
(7)	Stock-Based Compensation Plans
At September 30, 2011, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2010, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,245,975 and $8,697,563 for the third quarter and nine months ended September 30, 2011, respectively. Compensation cost capitalized as part of inventory as of September 30, 2011, was $197,254.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30, 2011
	2011	2010	2011	2010
Dividend yield	2.65%	2.74%	2.69%	2.72%
Expected volatility	42.21%	41.16%	41.13%	40.93%
Risk-free interest rate	0.98%	1.27%	1.61%	1.87%
Expected term of options (in years)	4.05	4.18	4.05	4.19
Weighted-average grant-date fair value	$7.10	$5.46	$7.82	$5.34

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(7)	Stock-Based Compensation Plans (continued)
The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.
As of September 30, 2011, there was $20,163,395 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan
As of September 30, 2011, there was $105,541 of unrecognized compensation cost under this plan related to share-based payments which are expected to be recognized over the balance of the 2011 calendar year. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2011, the Company had unearned stock-based compensation of $6,876,831 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2011, were $519,169 and $1,487,156, respectively.
(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows:

	September 30, 2011	September 30, 2010
Quarter Ended	$26,328,790	$42,928,216
Nine Months Ended	$109,607,007	$100,692,090
(9)	The increase in common stock during the nine months ended September 30, 2011, was primarily due to the issuance of 1,180,276 shares of the Company’s common stock under its stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2011, which resulted in a recorded cash dividend of $0.12 per share in each of the first, second and third quarters of 2011. The third quarter dividend of approximately $17,217,000, was declared on August 17, 2011 and was paid on October 21, 2011.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Automotive Products	$263,964,999	$201,481,252	$748,447,580	$579,425,241
Other	5,502,968	5,351,701	14,967,825	14,737,601

Total	$269,467,967	$206,832,953	$763,415,405	$594,162,842

Income (loss) from Operations:
Automotive Products	$61,903,838	$46,808,936	$175,830,809	$140,720,243
Other	342,942	163,361	(246,263)	(353,290)

Total	$62,246,780	$46,972,297	$175,584,546	$140,366,953

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
RESULTS OF OPERATIONS:
THIRD QUARTER 2011 VERSUS THIRD QUARTER 2010
Net Sales. Net sales for the third quarter of 2011 increased by approximately $62,635,000, or 30%, when compared with the third quarter last year. Net sales of the Company’s automotive mirrors (including features) increased by approximately $62,484,000, or 31%, in the third quarter of 2011, when compared with the third quarter last year, primarily due to a 31% increase in auto-dimming mirror unit shipments from approximately 4,234,000 in the third quarter 2010 to approximately 5,556,000 in the current quarter. This unit increase was primarily due to increased penetration of auto-dimming mirrors on 2011 model year vehicles and increased light vehicle production in North America and Europe. Unit shipments to customers in North America for the current quarter increased by 19% compared with the third quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments to certain domestic automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 38% compared with the third quarter in 2010, primarily due to increased auto-dimming mirror unit shipments to certain European and Asian automakers.
Other net sales increased by approximately $151,000, or 3% for the current quarter versus the same quarter of last year, due to a 32% increase in dimmable aircraft window net sales, partially offset by a 7% decrease in fire protection sales. The decrease in fire protection net sales was primarily due to the continued weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.3% in the third quarter of 2010 to 64.6% in the third quarter of 2011. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions, partially offset by the Company’s ability to leverage fixed overhead costs and certain purchasing cost reductions. Each offsetting factor is estimated to have impacted cost of goods sold as a percentage of net sales by 1/2 — 1 percentage point.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 26% and approximately $4,205,000 when compared with the same quarter last year, primarily due to additional hiring of employees and outside contract engineering/development services to support new product development projects and program awards.
Selling, general and administrative (S, G & A) expenses increased 20% and approximately $2,046,000 for the current quarter, when compared with the same quarter last year, primarily due to continued overseas office hiring to support our overseas growth.
Total Other Income. Total other income for the current quarter decreased by approximately $947,000, when compared with the same quarter last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account quarter over quarter, partially offset by increased realized gains on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate for the current quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the third quarter of 2011 increased by approximately $9,106,000, when compared with the same quarter last year, primarily due to increased net sales and gross profit.
NINE MONTHS ENDED SEPTEMBER 30, 2011, VS. NINE MONTHS ENDED SEPTEMBER 30, 2010
Net Sales. Net sales for the nine months ended September 30, 2011 increased by approximately $169,253,000, or 28%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $169,022,000, or 29% period over period, as auto-dimming mirror unit shipments increased by 29% from approximately 12,443,000 in the first nine months of 2010 to approximately 16,068,000 in the first nine months of 2011. The increase was primarily due to increased light vehicle production in North America and Europe as well as increased penetration of auto-dimming mirrors on 2011 model year vehicles. Unit shipments to customers in North America increased by 27% during the first nine months of 2011 versus the same period in 2010, primarily due to increased auto-dimming mirror unit shipments to certain domestic automakers. Mirror unit shipments to automotive customers outside North America increased by 30% period over period, primarily due to increased auto-dimming mirror unit shipments to certain European and Korean automakers. The Company’s net sales were negatively impacted by approximately $20 million in the first nine months of 2011 as a result of customer automotive plant shutdowns and part shortages due to the March 11, 2011 earthquake and tsunami in Japan.

Other net sales increased by approximately $230,000, or 2% period over period, primarily due to a 9% increase in dimmable window sales. Fire protection sales were flat period over period as there continues to be weakness in the commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.6% in the nine months ended September 30, 2010, to 64.5% in the nine months ended September 30, 2011. This percentage increase primarily reflected the impact of annual automotive customer price reductions, partially offset by the Company’s ability to leverage fixed overhead costs.
Operating Expenses. For the nine months ended September 30, 2011, engineering, research and development expenses increased 30% and approximately $13,804,000, when compared with the same period last year, primarily due to additional hiring of employees and outside contract engineering/development services to support new product development projects and program awards.
Selling, general and administrative expenses increased 20% and approximately $5,983,000 for the nine months ended September 30, 2011, when compared with the same period last year, primarily due to continued overseas office hiring to support our overseas growth.
Total Other Income. Total other income for the nine months ended September 30, 2011, increased by approximately $2,287,000, when compared with the same period last year, primarily due to realized gains on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate for the nine months ended September 30, 2011, primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by approximately $23,391,000 for the nine months ended September 30, 2011, when compared with the same period last year, primarily due to increased net sales and gross profit.
FINANCIAL CONDITION:
Cash and cash equivalents as of September 30, 2011, increased approximately $48,756,000 compared to December 31, 2010. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures and dividends paid.
Short-term investments as of September 30, 2011, decreased approximately $27,302,000 compared with December 31, 2010, primarily due to fixed income investment maturities that were not re-invested during the nine months ended September 30, 2011.
Accounts receivable as of September 30, 2011 increased approximately $34,392,000 compared with December 31, 2010, primarily due to the higher sales level as well as monthly sales within each of those quarters.
Inventory as of September 30, 2011 increased approximately $50,402,000 compared with December 31, 2010, primarily due to higher sales and production levels in conjunction with longer lead times for certain electronic component raw materials inventory.
Long-term investments as of September 30, 2011 decreased approximately $22,175,000 compared to December 31, 2010, primarily due to a decrease in unrealized gains in equity investments given current market conditions.
Accounts payable as of September 30, 2011, increased approximately $29,862,000 compared to December 31, 2010, primarily due to increased production levels and capital spending.

Accrued liabilities as of September 30, 2011, increased approximately $14,797,000 compared to December 31, 2010, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Cash flow from operating activities for the nine months ended September 30, 2011, increased approximately $33,323,000 to approximately $125,432,000, compared with approximately $92,109,000, during the same period last year, primarily due to the increase in net income and changes in accrued liabilities. Capital expenditures for the nine months ended September 30, 2011, were $84,995,000, compared with $29,126,000 for the same period last year, primarily due to increased production equipment purchases to support the Company’s growth.
The Company currently estimates that its plant capacity for its automotive interior mirror manufacturing facilities in Zeeland and Holland, Michigan is approximately 16-18 million interior mirror units annually. The Company also currently estimates that its plant capacity for its automotive exterior mirror manufacturing facility is approximately 6 million exterior mirror units annually. The revised plant capacity numbers are the result of increased complexity in product mix and increased volatility in customer orders and production schedules.
The Company has historically expanded its plant capacity on a step-function basis every five to six years. In light of the Company’s current estimated plant capacity and continued strong customer demand for its auto-dimming mirrors, the Company recently announced the following expansion plans to increase its plant capacity in the electronic assembly, final assembly, rear camera display and exterior mirror manufacturing areas during the next year:
•	125,000 square-foot expansion to its electronic assembly manufacturing facility on James Street in Holland, Michigan.

•	120,000 square-foot expansion project connecting its State Street and Riley Street manufacturing facilities in Zeeland, Michigan.

•	30,000 square-foot expansion to its exterior mirror manufacturing facility on State Street in Zeeland, Michigan.

•	60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus.
The above expansion projects are expected to be funded from current cash and/or cash equivalents on hand.
The Company has also been increasing its production equipment capacity in light of continued strong customer demand for its auto-dimming mirrors and a more complex product mix.
The Company currently estimates 2011 capital expenditures of approximately $100 — $115 million primarily due to additional production equipment purchases of approximately $70-$80 million and new facility costs of approximately $30-$35 million to increase production plant capacity, which will be financed from current cash and/or cash equivalents on hand. Depreciation and amortization expense for 2011 is currently estimated at approximately $41-$44 million.
Management considers the Company’s working capital and long-term investments totaling approximately $748,370,000 as of September 30, 2011, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

1,971,829 shares remain authorized to be repurchased under the plan as of September 30, 2011.
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
In February of 2008, the President signed into law the “Cameron Gulbransen Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. Under the Act, NHTSA then had two years to determine how automakers must meet the rules.
NHTSA’s Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014 (the phase-in schedule at that time indicated by NHTSA at that time was that 10% of all cars and 33% of trucks sold in the U.S. must meet the standard by September 2012; 40% of all cars and 67% of trucks by September 2013 and 100% by September 2014). That proposed rule was open for public comment for 60 days, and the issuance of the final rule was expected by February 28, 2011. On March 2, 2011, an update was published in the Federal Register, summarizing a February 25, 2011 letter from the U.S. Secretary of Transportation to Congress indicating that NHTSA would not meet the February 28, 2011 deadline and that the comment period would be re-opened for an additional 45 days to April 18, 2011. In addition, it was announced that NHTSA would hold a public meeting in Washington to exchange ideas on the backover issue, and that NHTSA would also host a technical workshop to address questions regarding the proposed testing procedure and other technical items. The letter further indicated that NHTSA would publish the final rule by December 31, 2011. Also published on March 2, 2011 were a number of revisions, including a change to the phase-in period on the regulation for trucks so that it aligned with the schedule for cars (10% by September 2012, 40% by September 2013 and 100% by September 2014).
On July 6, 2011, the Department of Transportation posted an update on its web-site, indicating that the final rule is scheduled to go to the Office of Management and Budget (OMB) by September 24, 2011. It further stated that the rule will receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule will be by December 31, 2011.
In early September 2011, the Department of Transportation (DOT) posted an update on its web site related to the timing of certain events associated with the Kids Transportation Safety Act (KTSA). The DOT stated that the final rule related to the KTSA is now scheduled to go to the OMB by November 3, 2011. It further stated that the rule will receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule will now be December 30, 2011.
The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. However, the Company also believes that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding that some customers may take a wait and see approach to comply with the Act until all rule making is final. The Company continues to believe that its RCD Mirror product will be implemented in three overlapping phases by automakers:
1.	Market-Driven Phase: includes the time period prior to any legislation through NHTSA’s Notice of Proposed Rulemaking on December 7, 2010.

2.	“Wait and See” Phase: includes the time period from when the legislation was signed into law until the final rule is issued, which, as stated above, is currently expected by December 30, 2011.

3.	Implementation Phase: includes the time period from the issuance of the final rule until full implementation, when 100% of all new vehicles in the U.S. under 10,000 lbs. will be required to be equipped with rear cameras and displays. The current rule has set the date for full implementation as September 2014.
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. During the current quarter, the Company announced that SmartBeam is now offered on the Opel/Vauxhall Astra GTC and the Zafira Tourer for the European market. The Company is currently shipping auto-dimming mirrors with SmartBeam for 62 vehicle models to 13 automakers.
During the current quarter, the Company announced that it teamed with Hyundai to develop an automatic-dimming rearview mirror that acts as the interface for Hyundai’s new Blue Link ™ technology, which provides a significant number of automated services aimed at making the driver’s life easier. The mirror’s bezel houses three buttons that, when pressed, allow the driver to use voice commands to operate a wide range of navigation, vehicle assistance, entertainment and emergency services hands free.
The Company previously reached and announced an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. However, Boeing announced further delays in customer deliveries due to an in-flight issue (unrelated to the Company’s products) experienced back in November of 2010 on a test plane. Boeing delivered the first 787 Dreamliner Series of Aircraft on September 27, 2011. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

As a result of the fast ramp-up in automotive light vehicle production in the second half of 2010 and the continuation into the first nine months of 2011, the Company experienced increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight, the Company has experienced continued sequential improvement in this area over the past 15 months. However, the March 11, 2011, earthquake and tsunami in Japan added significant stresses on the supply chain, as many electronic components are supplied by Japanese manufacturers who were impacted by the natural disaster. The Company was successful in securing additional quantities of constrained parts to meet anticipated customer demand. The Company did experience continued sequential reductions in supply chain-related costs during the third quarter of 2011.
Flooding in Thailand as a result of heavy rain and monsoons since late July 2011 could result in additional supply chain disruptions. The Company has been in regular contact with its suppliers and we continue to work with them to secure adequate quantities of parts to meet customer demand for its products. Based on the September 2011 IHS forecast for light vehicle productions levels and the Company’s anticipated product mix, the Company currently believes that it has secured adequate supply of parts for the balance of calendar year 2011. However, the Company continues to work to gain access to additional parts which may be at a higher cost due to anticipated changes in purchasing channels. The Company currently estimates that the additional costs associated with these supply chain disruptions will negatively impact the Company’s gross margin in the fourth quarter of 2011 by approximately one-fourth to one-half of a percentage point. The current environment is constantly changing and it is not known what the ultimate effect of the changing environment will be on the supply chain, global light vehicle production, the auto industry or the Company.
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
The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased production and financial stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, customer and supplier bankruptcies, commodity material cost increases, consumer shift to smaller vehicles, where the Company has a lower penetration rate and lower content per vehicle, due to increased fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s sales, margins, profitability and, as a result, its share price.
Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in delays or cancellations of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This increased volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively manage costs, inventory, and utilize capital, as well as engineering, research and development, and human resource investments.
The Company currently estimates that top line revenue will increase approximately 20-25% in the fourth quarter of 2011 compared with the fourth quarter of 2010, based on the September IHS forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. Uncertainties, including the light vehicle production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, work stoppages, customer inventory management, sales rates in Asia, North America and Europe, and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies, work stoppages, strikes, parts shortages, etc., which could disrupt Company shipments to customers, making forecasting difficult.

The Company currently expects that its gross margin in the fourth quarter of 2011 will slightly decline sequentially from the third quarter of 2011, primarily due to the above referenced supply chain disruptions as a result of the flooding in Thailand.
The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 20-25% in the fourth quarter of 2011 compared with the same quarter in 2010, primarily due to continued hiring of employee and outside contract engineering/development services to support product development projects and program awards.
Selling, general and administrative expenses are currently expected to increase approximately 15-20% in the fourth quarter of 2011 compared with the same quarter in 2010, primarily due to continued overseas office hiring to support the Company’s overseas growth.
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS’s September forecast for light vehicle production for the fourth quarter of 2011 are approximately 3.3 million units for North America, 4.8 million for Europe and 3.7 million for Japan and Korea. IHS’s September forecast for light vehicle production for calendar year 2011 are approximately 12.9 million for North America, 19.8 million for Europe and 12.4 million for Japan and Korea.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended September 30, 2011, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2010.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2011, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of September 30, 2011, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, the ability to control and leverage fixed manufacturing overhead costs, unit shipment and net sales growth rates, the ability to control E,R&D and S,G&A expenses, gross margins and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecast,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, employment and general economic conditions; worldwide automotive production; the maintenance of the Company’s market share; the ability to achieve purchasing cost reductions; customer inventory management; supplier part shortages; competitive pricing pressures; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company’s customers (including their Tier 1 suppliers); potential impact of supply chain disruptions on net sales, costs and gross margin; potential impact of natural disasters on supply chain and vehicle production; potential sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; the mix of products purchased by customers, the ability to continue to make product innovations; the market for Rear Camera Display Mirrors and the success of those products; the success of certain other products (e.g. SmartBeam®); and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Item 5.	Other Information.
(a)	On September 1, 2011 the Company filed Form 8-K announcing that John Arnold, Vice President of Operations, notified the Company of his intention to retire from the Company effective December 31, 2011. Mr. Arnold will remain an employee of the Company on a part-time basis for twelve months following December 31, 2011, and was initially to receive compensation equal to one-half of his current annual salary rate during such period and his employee stock options and restricted stock continue to vest during that same period as well. On October 31, 2011, Mr. Arnold and the Company agreed that Mr. Arnold’s compensation would be reduced to $1,000 per month until December 31, 2012. A copy of Mr. Arnold’s October 31, 2011 Retirement from Service Agreement is attached to this Form 10-Q as exhibit 10(b)(9).

Item 6.	Exhibits
See Exhibit Index on Page 22.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION
Date: November 3, 2011	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer

Date: November 3, 2011	/s/ Steven A. Dykman
Steven A. Dykman
Vice President — Finance, Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description	Page

3	(a)
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

*10	(b)(9)	Retirement from Service Agreement between Gentex Corporation and John Arnold.	24

10	(c)
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1		Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	26

31.2		Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	27

32		Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	28

*	Indicates a compensatory plan or arrangement.