Form 10-K
period 2011-12-31
GENTEX CORP
filed 2012-02-22
CIK 355811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for fiscal year ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to                    .

Commission File No.: 0-10235

GENTEX CORPORATION

(Exact name of registrant as specified in its charter)

Michigan	38-2030505
(State or other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan	49464
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (616) 772-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.06 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes:  ☒    No:  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐    No:  ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), 143,118,502 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $4,186,657,538 computed at the closing price on that date.

As of February 8, 2012, 144,080,044 shares of the registrant’s common stock, par value $.06 per share, were outstanding.

Portions of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

Exhibit Index located at Page 55

Part I

Item 1.	Business.

(a)	General Development of Business

Gentex Corporation (the Company) is the leading supplier of automatic-dimming (auto-dimming) rearview mirrors and camera-based lighting-assist features to the global automotive industry. The Company also provides commercial smoke alarms and signaling devices to the North American fire protection market as well as dimmable aircraft windows for the commercial, business and general aviation markets. The Company’s largest segment involves designing, developing, manufacturing and marketing interior and exterior auto-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. The Company has numerous locations worldwide and ships product worldwide as well. More than half of the Company’s interior mirrors are sold with advanced electronic features. The Company also manufactures some non-automatic-dimming rearview automotive mirrors with electronic features.

The Company was organized as a Michigan corporation in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products primarily for the commercial building industry. In 1982, the Company introduced an auto-dimming interior electro-mechanical rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic auto-dimming mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview mirror headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric.

During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam® that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®. During 2009, the Company expanded the capabilities of its SmartBeam® product to include Variable Forward Lighting (VFL) and Dynamic Forward Lighting (DFL). VFL also automates high-beam and low-beam switching. But, in addition, by communicating with the vehicle’s dynamic-leveling headlamp systems, it produces “continuously variable low beams” – automatically extending and contracting the low-beam patterns. This technology provides an added level of forward lighting optimization by maximizing both low and high beams. DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System. During 2011, the Company began shipping auto-dimming mirrors with SmartBeam® on 13 additional vehicle models for Acura/Honda, Audi, Chrysler, Lexus, Opel/Vauxhall, SEAT, Tata/Land Rover/Jaguar and VW.

During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows the vehicle operator a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of Original Equipment Manufacturer (OEM) programs and dealer or port-installed programs for its RCD Mirror. During 2008, the Company announced that its RCD Mirror was available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories, in addition to announcing that its RCD Mirror was available on additional models. During 2011, the Company announced that its RCD Mirror is available on additional vehicle models, as OEM programs or dealer or port-installed programs, for GM, Hyundai, Mitsubishi, Nissan and Toyota.

In February of 2008, the President signed into law the “Kids Transportation Safety Act of 2007”. Under that Act, the National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. Also under the Act, NHTSA then had two years to determine how automakers must meet the rules. NHTSA’s Notice of

Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014. NHTSA’s final interpretation of the rule was expected to be published by December 30, 2011. However, the final rule is still in the Office of Management and Budget (OMB), and Secretary of Transportation Ray LaHood provided an update to Congress on January 10, 2012, indicating that due to many public comments and the complexity of the rule that he now believes that the rule can be finalized by February 29, 2012. The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. Nonetheless, the Company also believes that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on additional vehicle models, notwithstanding that many customers have taken a “wait and see” approach to compliance with the Act until all rulemaking is final.

During 2005, the Company entered into an agreement with PPG Aerospace to work together to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering variably dimmable windows to the production line in the second quarter of 2010 and Boeing delivered the first 787 Dreamliner Series of Aircraft on September 27, 2011. During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for passenger-cabin windows on the Beechcraft King Air 350i airplane. The Company continued to ship parts for the King Air 350i airplane in low volume during 2011.

(b)	Financial Information About Segments

See Note 7 to the Consolidated Financial Statements filed with this report.

(c)	Narrative Description of Business

The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors and some non automatic-dimming rearview mirrors with electronic features for the automotive industry. The Company also manufactures fire protection products primarily for the commercial building industry and variable dimmable windows for the aircraft industry.

Automotive Mirrors

Automatic-Dimming Rearview Mirrors

Interior Auto-Dimming Mirrors. In 1987, the Company was the first to achieve a significant technological breakthrough by applying electrochromic technology to the glare-sensing capabilities of its Motorized Mirror. Through the use of this technology, the mirror gradually darkens to the degree necessary to eliminate rearview glare from following vehicle headlights. The interior auto-dimming mirror offers all of the continuous reflectance levels between its approximate 85% full-reflectance state and its 5% least-reflectance state, taking just a few seconds to span the entire range. Special electro-optic sensors in the mirror detect glare and electronic circuitry supplies electricity to darken the mirror to only the precise level required to eliminate glare, allowing the driver to maintain maximum vision. This is accomplished by the utilization of two layers of precision glass with special conductive coatings that are separated by the Company’s proprietary electrochromic materials. When the appropriate light differential is detected by the sensors, an electric current causes the elctrochromic material to darken, decreasing the mirror’s reflectance, thereby eliminating glare.

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

The Company began making shipments of its auto-dimming mirrors for a number of small/mid-sized, medium-priced vehicles during 2001. The Company has continued to increase its penetration of auto-dimming mirrors for the small/mid-sized vehicles since 2001. During 2011, the Company began making shipments of its auto-dimming mirrors for over 25 additional small/mid-sized vehicles manufactured by Hyundai/Kia, Nissan, Opel/Vauxhall, Peugeot/Citroen, Toyota/Lexus, VW/Audi and Geely/Volvo.

During 2003, the Company began making shipments of its auto-dimming mirrors to two new automotive OEM customers, Honda and Volvo, and began volume shipments of its microphone as part of Chrylser’s “U-Connect®” telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford’s “Sync®” telematics system.

During 2004 and 2005, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature, for the Cadillac STS, Jeep Grand Cherokee, Cadillac DTS, the Jeep Commander (no longer produced), and BMW 5, 6 and 7 Series models in Europe and other select markets. During 2006 through 2010, the Company began shipping auto-dimming mirrors with SmartBeam® for the BMW 3, 5 and 6 Series in North America; BMW 1 Series, X1, X5, X6, Z4 and BMW 5 Series GT models; Cadillac Escalade; Chrysler 300C; Audi All Road, A1, A3, A4, A5, A5 Cabrio, A5 Sportback, A6, A8, Q5, R8, TT and Q7; Opel/Vauxhall Astra and Insignia; Chrysler Town & Country minivan, Tata Motors Land Rover Discovery 4, Range Rover and Range Rover Sport; Rolls Royce Phantom, Ghost and Drophead Coupe; Lexus RX350 and LS Sedan; Peugeot 508; Spyker/Saab 9-5; VW Eos, Golf, Jetta, Jetta Sportswagon, Passat, Passat CC, Scirocco, Sharan and Touran; and the Toyota Sienna and Venza crossover sedan. During 2011, the Company began shipping auto-dimming mirrors with SmartBeam® for the Audi A7 for the European market and the Q3; Lexus GX and HS; Opel/Vauxhall Astra GTC and Zafira Tourer for the European market; Dodge Durango and Charger; SEAT Alhambra; Honda Accord; Tata Motors Range Rover Evoque and Jaguar XF; and the VW Toureg. The Company shipped approximately 1,045,000 SmartBeam® units in calendar year 2011 and is currently shipping auto-dimming mirrors with SmartBeam® for 66 vehicle models with 12 automakers.

During 2006, the Company announced development programs with several automakers for its RCD Mirror that displays a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for the Ford Expedition, Ford F150, Lincoln Navigator, Lincoln Mark LT and the Kia Mohave in the Korean market. The Company also began shipping auto-dimming mirrors with RCD for the Mazda CX-9 as a dealer or port-installed program. In addition, the Company began shipping auto-dimming mirrors with RCD for the Toyota Camry as a dealer or port-installed option through Gulf States Toyota, one of two independent Toyota distributorships that cover dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas. During 2008, the Company began shipping auto-dimming mirrors with RCD for the Hyundai Grandeur and the Kia Soul in the Korean market, Toyota Tacoma, FJ Cruiser and RAV4, Ford E-Series passenger van and the General Motors GMT 900 and Lambda platforms. In 2008, the Company also announced that its RCD Mirror is available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories. During 2009, the Company began shipping auto-dimming mirrors with RCD for the Ford Fusion and Mustang; Mercury Milan (no longer produced); Kia Forte, Opirus (no longer produced) and Sorento; Toyota Tundra, Sequoia, Prius and Corolla Verso; Lexus RX350; Daihatsu Mira Cocoa; Mitsubishi Eclipse and Eclipse Spyder (no longer produced); Acura MDX and RDX; GMC Terrain; and Chevy Equinox. The Company also began shipping auto-dimming mirrors with RCD for a number of dealer or port-installed programs for Mitsubishi, Toyota, Nissan and Subaru. During 2010, the Company began shipping auto-dimming mirrors with RCD for the Acura MDX and ZDX; Ford Escape and Taurus; Cadillac CTS Sedan, CTS Coupe and CTS Sportswagon; Chevy HHR (no longer produced), Honda Accord Crosstour, Hyundai Tucson/ix35, Santa Fe, ix20 and Accent; Kia Sportage, Carens, Grand Carnival, Venga, K7 and K5; Subaru Outback, Toyota 4 Runner, Auris (no longer produced), Avalon and Corolla. During 2011, the Company began shipping auto-dimming mirrors with RCD for the Nissan X-Trail; Lexus CT 200h; Cadillac SRX; Hyundai Avante and Sonata; Mitsubishi Outlander, Pajero and Galant; and Toyota Avensis. The Company shipped approximately 1,718,000 RCD Mirror units in calendar year 2011 and is currently shipping auto-dimming mirrors with RCD for 57 vehicle models with 9 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.

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

NHTSA’s Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014 (the phase-in schedule at that time indicated by NHTSA at that time was that 10% of all cars and 33% of trucks sold in the U.S. must meet the standard by September 2012; 40% of all cars and 67% of trucks by September 2013 and 100% by September 2014). That proposed rule was open for public comment for 60 days, and the issuance of the final rule was expected by February 28, 2011. On March 2, 2011, an update was published in the Federal Register, summarizing a February 25, 2011 letter from the U.S. Secretary of Transportation to Congress indicating that NHTSA would not meet the announced February 28, 2011 deadline and that the comment period would be re-opened for an additional 45 days to April 18, 2011. In addition, it was announced that NHTSA would hold a public meeting in Washington to exchange ideas on the backover issue, and that NHTSA would also host a technical workshop to address questions regarding the proposed testing procedure and other technical items. The letter further indicated that NHTSA would publish the final rule by December 31, 2011. Also published on March 2, 2011 were a number of revisions, including a change to the phase-in period on the regulation for new trucks so that it aligned with the schedule for cars (10% by September 2012, 40% by September 2013 and 100% by September 2014).

On July 6, 2011, the Department of Transportation posted an update on its web-site, indicating that the final rule was scheduled to go to the Office of Management and Budget (OMB) by September 24, 2011. It further stated that the rule was expected to receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule would be by December 30, 2011.

In early September 2011, the Department of Transportation (DOT) posted an update on its web site related to the timing of certain events associated with the Kids Transportation Safety Act (KTSA). The DOT stated that the final rule related to the KTSA was now scheduled to go to the OMB by November 3, 2011 (actual date of November 16, 2011). It further stated that the rule was expected to receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule would be by December 30, 2011. Notwithstanding these announcements, the final rule is still in the OMB, and Secretary of Transportation Ray LaHood provided an update to Congress on January 10, 2012, indicating that due to many public comments and the complexity of the rule that he now believes that the rule can be finalized by February 29, 2012.

The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the above referenced legislation. However, the Company continues to believe that this will be a very competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. Potential display locations include the rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle. While it is too soon to determine what portion of the market will utilize the Company’s RCD Mirror, the Company hopes that RCD Mirror unit shipments will continue to grow and be offered on an increasing number of vehicle models, notwithstanding that some customers have taken a “wait and see” approach to decide how to comply with the Act until all rule making is final.

The Company continues to believe that the market for camera displays in vehicles will be divided into two primary market segments:

1.	The top 20% of the vehicle market will primarily offer the display for a rear camera in the navigation system, with the option of purchasing an RCD mirror.

2.	The remaining portion of the market is the most likely market area to offer the camera display in the rearview mirror or in other multipurpose displays in the vehicle in a number of different locations, including the radio, instrument panel, console, etc. This is the segment of the market with the greatest volume potential, but also has the greatest and increasing competition.

In addition, The Company continues to believe that its RCD Mirror product will be implemented in three overlapping phases by automakers:

1.	Market-Driven Phase: includes the time period prior to any legislation through NHTSA’s Notice of Proposed Rulemaking on December 7, 2010.

2.	“Wait and See” Phase: includes the time period from when the legislation was signed into law until the final rule is issued. During the “wait and see” phase, many customers have deferred any final sourcing decisions on programs until the final rule is published.

3.	Implementation Phase: includes the time period from the issuance of the final rule until full implementation, when 100% of all new vehicles in the U.S. under 10,000 lbs. will be required to be equipped with rear cameras and displays.

During 2011, the Company announced that it teamed with Hyundai to develop an automatic-dimming rearview mirror that acts as the interface for Hyundai’s new Blue Link ™ technology, which provides a significant number of automated services aimed at making the driver’s life easier. The mirror’s bezel houses three buttons that, when pressed, allow the driver to use voice commands to operate a wide range of navigation, vehicle assistance, entertainment and emergency services hands free.

As a result of the fast ramp-up in global automotive light vehicle production in the second half of 2010 and the continuation through 2011 calendar year, the Company experienced increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight throughout this period, the Company did experience continued sequential improvement in this area through 2011. However, the March 12, 2011, earthquake and tsunami in Japan added significant stresses on the supply chain, as many electronic components are supplied by Japanese manufacturers who were impacted by the natural disaster. The Company was successful in securing additional quantities of constrained parts to meet anticipated customer demand, which is reflected in current inventory levels. In addition, the Company did experience sequential reductions in supply chain-related costs through the balance of calendar year 2011 as conditions improved following the earthquake and tsunami in Japan.

Flooding in Thailand as a result of heavy rain and monsoons since late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company and negatively impacted the Company’s gross profit margin by approximately  1/4 of one percentage point during the fourth quarter of 2011. The Company currently believes that, barring another natural disaster impacting the supply chain, the costs associated with these supply chain constraints/disruptions will sequentially improve through the first half of calendar year 2012. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components that have been affected by recent economic and environmental conditions, including carrying additional inventory. The current environment is constantly changing and it is not known what the ultimate effect of the changing environment will be on the supply chain, global light vehicle production, the auto industry or the Company.

The Company shipped approximately 8,623,000 interior auto-dimming mirrors in 2009, approximately 12,828,000 in 2010, and approximately 16,189,000 in 2011.

During 2011, interior total mirror unit shipments by the Company increased primarily due to increased light vehicle production levels in Europe and North America as well as increased penetration of auto-dimming mirrors with advanced features on 2011 and 2012 model year vehicles. The Company is currently shipping interior auto-dimming mirrors that are standard equipment or factory-installed options on certain trim levels to the following manufacturers:

BMW	Geely	Nissan	Tata
-BMW	-Volvo	-Infiniti	-Jaguar
-Rolls Royce	General Motors	-Nissan	-Land Rover
Chrysler	-Buick	Porsche	Toyota
-Chrysler	-Cadillac	PSA	-Daihatsu
-Dodge	-Chevrolet	-Citroen	-Lexus
-Jeep	-Daewoo	-Peugeot	-Toyota
Daimler	-GMC	Renault	Volkswagen
-Mercedes-Benz	-Opel	-Renault	-Audi
Fiat	Honda	-Samsung	-Bentley
-Alfa Romeo	-Acura	SAIC	-SEAT
-Fiat	-Honda	-MG	-Skoda
-Lancia	Hongqi	-Roewe	-Volkswagen
-Maserati	Hyundai	-Ssangyong
Fisker	-Hyundai	Subaru
Ford	-Kia	Suzuki
-Ford	Mazda
-Lincoln	Mitsubishi

Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. The Company’s efforts have culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirror to BMW. During 1997, the Company began making volume shipments of additional new exterior mirror products: thin glass flat and aspheric mirrors. During 2001, the Company began making shipments of the world’s first exterior automatic-dimming mirrors with built-in turn-signal indicators to General Motors and Southeast Toyota. The Company currently offers its exterior auto-dimming mirrors with turn-signal indicators and side blind zone features. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.

The Company shipped approximately 3,055,000 exterior auto-dimming mirror sub-assemblies during 2009, approximately 4,264,000 in 2010, and approximately 5,288,000 in 2011.

During 2011, total exterior unit shipments by the Company increased primarily due to increased light vehicle production levels in Europe and North America. The Company is currently shipping exterior auto-dimming mirrors that are standard equipment or a factory-installed option on certain trim levels to the following manufacturers:

BMW	Fiat	Honda	PSA	Toyota
-BMW	-Maserati	-Acura	-Citroen	-Lexus
-Rolls Royce	General Motors	-Honda	SAIC	-Toyota
-Mini	-Buick	Hyundai	-Ssangvong	Volkswagen
Chrysler	-Cadillac	-Hyundai	Tata	-Audi
-Chrysler	-Chevrolet	-Kia	-Jaguar	-Bentley
-Dodge	-Daewoo	Mitsubishi	-Land Rover	-Skoda
-Jeep	-GMC	Nissan		-Volkswagen
Daimler	-Opel	-Infiniti
-Mercedes-Benz		-Nissan

Non-Automatic-Dimming Rearview Mirrors.

In 2007, the Company began shipping some non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume. During 2011, unit shipments for non-auto-dimming exterior mirrors with electronic features continued in low volume.

In 2010, the Company began shipping some non-auto-dimming interior mirrors with electronic features in low volume. During 2011, unit shipments for non-auto-dimming interior mirrors with electronic features continued in low volume.

Automotive Mirrors Product Development. The Company continually seeks to develop new products and hopes to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include headlamp control, lighted LED map lamps, compass, remote keyless entry, compass/temperature mirror, compass/temperature dual display, telematics, HomeLink®, tire pressure display, hands free communication, trip functions display, indicator LED’s for alarm system, exterior turn signal and side blind zone mirrors. During 2001, the Company announced a revolutionary new proprietary technology, called SmartBeam®, that uses a custom, active-pixel, CMOS sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp control feature. The Company is currently shipping auto-dimming mirrors with SmartBeam® for 66 vehicle models with 12 automakers.

During 2009, the Company expanded the capabilities of its SmartBeam® product to include VFL and DFL. VFL also automates high-beam and low-beam switching. But, in addition, by communicating with the vehicle’s dynamic-leveling headlamp systems, it produces “continuously variable low beams” – automatically extending and contracting the low-beam patterns. This technology provides an added level of forward lighting optimization by maximizing both low and high beams. DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System.

During 2011, the Company continued to further develop its CMOS imager technology and camera algorithm application capabilities for the automotive industry. These expanded capabilities will assist in the ongoing development of potential new advanced-feature auto-dimming mirror products. Potential applications are focused in the driver assist market for features like lane departure warning, lane keep assist, collision monitoring, blind spot detection, pedestrian detection, vehicle detection, etc.

During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary LCD device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in “reverse,” the display illuminates and automatically appears through the rearview mirror’s reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in “drive,” the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror’s surface is made possible by utilizing proprietary “transflective” coatings developed by the Company. The Company is currently shipping auto-dimming mirrors with its RCD Mirror for 57 vehicle models with 9 automakers. The Company is also shipping auto-dimming mirrors with its RCD Mirror for over 20 aftermarket or dealer-installed programs.

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

During 2011, the Company teamed with Hyundai to develop an automatic-dimming rearview mirror that acts as the interface for Hyundai’s new Blue Link ™ technology, which provides a significant number of automated services aimed at making the driver’s life easier. The mirror’s bezel houses three buttons that, when pressed, allow the driver to use voice commands to operate a wide range of navigation, vehicle assistance, entertainment and emergency services hands free.

Of continuing importance to the Company has been the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver- and passenger-side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The Company’s engineering, research, and development expenses are set forth as a separate line item in the Consolidated Statements of Income of the Company’s Consolidated Financial Statements filed in this report.

Automotive Mirrors Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders. The Company currently supplies auto-dimming mirrors to General Motors Corporation and Chrysler LLC under long-term agreements, entered into in the ordinary course of business.

During 2005, the Company negotiated an extension to its long-term agreement for inside mirrors with General Motors in the ordinary course of the Company’s business. Under the extension, the Company was sourced virtually all of the interior auto-dimming rearview mirror programs for GM and its worldwide affiliates through August 2009, except for two low-volume models that had previously been awarded to a competitor under a lifetime contract. The new business included the GMT360 program (which is the mid-size truck/SUV platform that previously did not offer auto-dimming mirrors). During 2008, the Company negotiated another extension to the existing agreement, through August 1, 2012, in the ordinary course of the Company’s business. The existing agreements were not impacted by the GM Chapter 11 Bankruptcy in 2009.

The Company had a long-term agreement with Daimler AG (formerly DaimlerChrysler AG) entered into in the ordinary course of the Company’s business. Under the agreement, the Company was sourced virtually all interior and exterior auto-dimming mirror business at Mercedes and Chrysler through December 2009. The Company’s exterior auto-dimming mirror sub-assemblies are supplied by means of sales to exterior mirror suppliers. During 2007, the Company negotiated an extension to its global supply agreement with Chrysler LLC in the ordinary course of the Company’s business. Under the extension, the Company will be sourced virtually all Chrysler interior auto-dimming rearview mirrors through 2015. The Chrysler agreement with the Company was not impacted by its Chapter 11 Bankruptcy in 2009.

The Company previously negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company is sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror programs during the agreement term which ended on December 31, 2011. The Company continues to supply Ford on a purchase order basis.

During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany. During 2005, the Company established a satellite office in Sweden, and during 2010, the Company established additional German satellite offices in Stuttgart, Ingolstadt, and Wolfsburg, Germany. The Company recently established an additional satellite office in Cologne, Germany. The Company’s marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, BMW, Bentley, Citroen, Chrysler of Europe, Fiat, Ford of Europe, Honda of Europe, Tata/Jaguar, Tata/Land Rover, Daimler/Mercedes-Benz, Nissan of Europe, Opel, Maserati, Peugeot, Porsche, Renault, Rolls Royce, SEAT, Skoda, Toyota of Europe, Volkswagen and Volvo in Europe.

In 1991, the Company began shipping to Nissan Motor Co., Ltd. under a distribution agreement with a Japanese automotive supplier. During 1993, the Company hired a sales agent to market auto-dimming mirrors to other Japanese automakers beyond Nissan. Subsequently in 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan, to expand its sales and engineering support in Japan. In 2000, the Company signed an agreement with Murakami Corporation, a major Japanese mirror manufacturer, to cooperate in expanding sales of automatic-dimming mirrors using the Gentex electrochromic technology. During 2006, the agreement with Murakami Corporation was terminated and replaced with a Memorandum of Understanding. During 2007, the Company signed a new supplier agreement with Murakami Corporation in the ordinary course of the Company’s business. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During

2004, the Company established a satellite office in Yokohama, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. During 2011, the Company established a satellite office in Tochigi, Japan. The Company is currently supplying mirrors for, Chrysler, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, SAIC, Suzuki, Samsung, Toyota and Volkswagen/Audi in Asia.

During 2011, the Company continued to market and sell auto-dimming mirrors into the domestic China automotive market, primarily by shipping product directly through the global automakers’ joint venture relationships and indirectly into China through global automakers export divisions. Due to these indirect shipments, it is difficult for the Company to determine with certainty the number of mirror units that are shipped into those companies destined for vehicles in China. In addition, the Company continues to make progress in marketing and selling its auto-dimming mirrors to the larger Chinese domestic automakers beyond the global automakers’ and their joint ventures.

The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2011 vs. 2001 calendar years:

	September 30,	September 30,
	2011	2001

Domestic	23%	52%

Transplants	13%	7%

North America	36%	59%

Europe	45%	29%

Asia-Pacific	19%	12%

	100%	100%

Revenues by major geographic area are disclosed in footnote 7 of the Consolidated Financial Statements.

Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates of “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The recent trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the auto-dimming mirrors tend to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more small/mid-size vehicle models as consumer awareness of the safety and comfort features continue to become more well-known and acceptance grows.

The Company has contracted with MITO Corporation in the ordinary course of business to sell a number of its most popular automatic-dimming mirrors directly to consumers in the automotive aftermarket; in addition, the Company sells some auto-dimming mirrors to automotive distributors. In 2008, the Company announced that its RCD Mirror is available through MITO Corporation as well. It is management’s belief that these sales have limited potential until the Company achieves significantly higher penetration of the OEM market.

Automotive Mirrors Competition. The Company continues to be the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 88% market share worldwide in 2011, as compared to approximately 85% in 2010. While the Company believes it will retain a dominant position in auto-dimming rearview mirrors for some time, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are a small number of Chinese domestic mirror suppliers that are marketing and selling auto-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.

On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company’s major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company continues to sell certain automatic-dimming rearview mirror sub-assemblies to Magna.

The Company believes its electrochromic automatic mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products. However, the Company recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat in the future. To date, the Company is not aware of any significant impact of Magna’s acquisition of Donnelly upon the Company; however, any ultimate competitive impact remains uncertain.

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

The Company’s RCD Mirror feature competes in the market-place with backup sensors and other displays used with rear backup cameras (displays could be in the rearview mirror, navigation system or other radio or multi-purpose displays). The Company believes that its RCD Mirror is an optimum, ergonomic, easily adaptable method to display the output of a rear camera for increased safety. Ultrasonic sensors cost less but may be less effective. Any color display in a vehicle is relatively costly, and when a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of the RCD Mirror may depend on automakers’ strategies for complying with the anticipated final rulemaking under the Kids Transportation Safety Act of 2007, and their willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.

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

Fire Protection Products

The Company manufactures approximately 55 different models of smoke alarms and smoke detectors, combined with over 100 different models of signaling appliances. All the smoke detectors/alarms operate on a photoelectric principle to detect smoke. While the use of photoelectric technology entails greater manufacturing costs, the Company believes that these detectors/alarms are superior in performance to competitive devices that operate through an ionization process, and are preferred in most commercial residential occupancies. Photoelectric detectors/alarms feature low light-level detection, while ionization detectors utilize an ionized atmosphere, the electrical conductivity of which varies with changes in the composition of the atmosphere. Photoelectric detectors/alarms are widely recognized to respond more quickly to slow, smoldering fires, a common form of dwelling unit fire and a frequent cause of fire-related deaths. In addition, photoelectric detectors are less prone to nuisance alarms and do not require the use of radioactive materials necessary for ionization detectors. Photoelectric smoke detectors/alarms are now being required by over a dozen major cities, over a dozen states, as well as regional and national building and fire alarm codes.

In 2009, the Company announced the development and subsequent UL listing of its first Carbon Monoxide (CO) Alarm as well as an alarm that combines both CO and smoke alarm sensing technology into one unit. These products are designed primarily for applications such as hotels, motels, hospitals, college dormitories and nursing homes. The alarm utilizes photoelectric smoke sensing technology and an established CO sensing technology to deliver both smoke and CO protection in one unit. The new products are in compliance with Underwriters Laboratories (UL) 2034, UL217, and National Fire Protection Association 72 and 720. The new product comes at a time when over thirty six states are currently mandating CO detection in primarily residential occupancies.

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

Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with eight manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately seven manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.

Dimmable Aircraft Windows

The Company previously reached and announced an agreement with PPG Aerospace to work together to provide variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. However, Boeing announced further delays in customer deliveries due to an in-flight issue (unrelated to the Company’s products) experienced back in November of 2010 on a test plane. Boeing delivered the first 787 Dreamliner Series of aircraft to All Nippon Airways (ANA) on September 27, 2011. Boeing delivered a total of three 787 Dreamliner Series of aircraft in 2011 (all to ANA). During 2008, the Company and PPG Aerospace announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger cabin windows of the Beechcraft King Air 350i airplane. The Company continued to ship parts for the King Air 350i airplane in low volume during 2011.

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

The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for the automotive, architectural and aerospace markets. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2011. However, the Company believes that a commercial architectural window product will still require several years of additional engineering and resolution of intellectual property issues.

Trademarks and Patents

The Company owns 21 U.S. trademarks and 388 U.S. patents, 358 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras and/or sensor technology. These patents expire between 2012 and 2029. The Company believes that these patents provide the Company a competitive advantage in the automotive rearview mirror market; however, none of these patents is individually integral to the success of the Company’s products.

The Company also owns 58 foreign trademarks and 275 foreign patents, 261 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays cameras and/or sensor technology. These patents expire at various times between 2012 and 2028. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

The Company owns 12 U.S. patents and 9 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

The Company’s remaining 18 U.S. patents and remaining 5 foreign patents owned by the Company relate to the Company’s variable dimmable windows, and the Company believes that the competitive advantage provided by these patents is relatively small.

The Company also has in process 168 U.S. patent applications, 151 foreign patent applications, and 39 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

Miscellaneous

The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non- automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, five of which each account for 10% or more of the Company’s annual sales (including direct sales to OEM customer and sales through their Tier 1 suppliers): Volkswagen/Audi, General Motors Corporation, Toyota Motor Company, Hyundai/Kia and Daimler AG. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $298,469,503 and $257,204,232 at February 1, 2012, and 2011, respectively.

At February 1, 2012, the Company had 3,481 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

(d)	Financial Information About Geographic Areas.

See “Markets and Marketing” in Narrative Description of Business (Item 1(c)) and footnote 7 to the Consolidated Financial Statements for certain information regarding geographic areas.

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

Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy, and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes,” “likely,” “plans,” “projects,” “optimistic” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in the United States and in international markets, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company’s market share; the ability to control costs, including the ability to achieve purchasing cost reductions, control and leverage fixed overhead costs, and maintain margins; the ability to control E,R&D and S,G&A expenses; customer inventory management; competitive pricing pressures; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company’s customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; the mix of products purchased by customers, the ability to continue to make product innovations; intellectual property litigation risk; the market for Rear Camera Display Mirrors and the success of those products; the success of certain other products (e.g. SmartBeam® and other camera-based product development); and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.

Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plan shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer preference shift to smaller vehicles, where we have a lower penetration rate and lower content per vehicle, due to fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

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

Key Customers. We have a number of large customers, including five automotive customers which each account for 10% or more of our annual net sales (includes direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen/Audi, General Motors Corporation, Toyota Motor Company, Hyundai/Kia and Daimler AG. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our business, financial condition, and/or results of operations. Effective October 1, 2003, General Motors Corporation began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason.

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

Our overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 mirror customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Footnote 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.

Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by one or more of our suppliers and/or an unrelated tier one supplier due to part shortages, natural disasters, work stoppages, strikes, bankruptcy, etc. could disrupt our shipments to one or more automaker or Tier 1 customers, which could adversely affect our business, financial condition, and/or results of operations.

Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience significant pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose a challenge. In addition, financial pressures and increasing production volumes at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact our business, financial condition, and/or results of operations.

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

Our SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we expect SmartBeam® to help provide growth over the next several years, competition from multiple-function driver-assist products could impact our expectations. As the Company continues to expand the capabilities of its CMOS imager technology for additional driver-assist features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®.

New Technology and Product Development. We continue to invest a significant portion of our annual sales in engineering, research and development projects as set forth in our Consolidated Statements of Income of our Consolidated Financial Statements filed with this report. Should these efforts ultimately prove unsuccessful, our business, financial condition, and/or results of operations will be adversely affected.

Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, although none of our patents individually is required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. The lack of intellectual property protection is well-known in a number of countries, including China. This trend represents an increasing risk to technology companies in the United States, including Gentex.

Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect our profitability and future growth. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.

Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our five manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other four manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services would be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.

Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•

Changes in the commodity prices of the materials used in our products. We continue to experience pressure for select raw material cost increases. The Company is also experiencing increased costs associated with supply chain constraints on certain automotive grade electronic components. We anticipate that the supply chain constraints will persist into the first half of calendar year 2012.

•

Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an Other-Than-Temporary impairment adjustment on available-for-sale securities (mark to market adjustment).

•

General economic conditions continue to be of concern in many of the regions in which we do business given that our primary industry is greatly impacted by overall, general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•

We implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at our Zeeland, Michigan locations. To date, we have not experienced any significant issues. In addition, we have implemented our new ERP system for one of our overseas offices effective December 1, 2009. To date, we have not experienced any significant issues. The implementation of additional lean manufacturing production line scheduling and business reporting capabilities are still in process as of December 31, 2011. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to implementation, there is no guarantee that all system components will function as intended at the time of implementation. Unanticipated failure(s) could cause delays in our ability to produce or ship our products, process transactions, or otherwise conduct business in our markets, resulting in material financial risk.

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

Antitakeover Provisions. Our articles of incorporation, bylaws, and the laws of Michigan include provisions may provide our board of directors with adequate time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control.

Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $21.84 to a high of $35.35 during 2011. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things including those discussed above:

•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•	changes in investors’ or analysts’ perceptions of how the Kids Transportation Safety Act of 2007, and in particular the new rulemaking, may impact our business in the future;

•	intellectual property litigation and infringement claims;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general economic conditions.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The Company currently operates out of five office/manufacturing facilities in Zeeland and Holland, Michigan. These facilities are approximately 25 miles southwest of Grand Rapids, Michigan. In addition, the Company operates overseas offices discussed elsewhere herein (see Part 1, Item1). The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

In December 2010, the Company purchased, with cash and cash equivalents on hand, an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The facility was operational in the first quarter of 2011 and at full capacity in the third quarter of 2011. The total cost to purchase the facility and building improvements was approximately $5 million.

The corporate office and production facility for the Company’s Automotive Products Group is a modern, two-story, 150,000 square-foot building of steel and masonry construction situated on a 40-acre site in a well-kept industrial park. A second 128,000 square-foot office/manufacturing facility was completed on this site in 1996. The Company expanded its automotive production facilities by constructing a third 170,000 square-foot facility on its current site which opened in 2000.

In 2002, the Company expanded its manufacturing operations in Zeeland, Michigan, with the construction of a 150,000 square-foot automotive mirror manufacturing facility. During 2003, the Company also announced plans for a new 200,000 square-foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of its fourth automotive manufacturing facility and the new technical center in 2006 at a total cost of approximately $38 million, which was funded from its cash and cash equivalents on hand.

In 2003, the Company also constructed a 40,000 square-foot office, distribution and light manufacturing facility in Erlenbach, Germany, at a cost of approximately $5 million.

During 2006, the Company purchased a 25,000 square-foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand.

In 2008, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 60,000 square-foot building addition, which was completed at a cost of approximately $6 million, which was funded from cash and cash equivalents on hand.

The Company’s existing automotive interior mirror manufacturing facilities in Zeeland and Holland, Michigan, currently have estimated building capacity to manufacture approximately 16-18 million interior mirror units annually, based on current product mix.

During 2011, the Company announced the following expansion plans to increase its plant capacity in the electronic assembly, final assembly, rear camera display and exterior mirror manufacturing areas:

•	60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus, which is expected to be completed in early 2012 with a total estimated cost of approximately $9 million.

•

32,000 square-foot expansion project to the Company’s exterior mirror manufacturing facility in Zeeland, Michigan, which is expected to be completed in early 2012 with a total estimated cost of approximately $4 million.

•

125,000 square-foot expansion to its electronic assembly manufacturing facility in Holland, Michigan, which is expected to be completed in the second quarter of 2012 with a total estimated cost of approximately $17 million.

•

120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which is expected to be completed in the second half of 2012 with a total estimated cost of approximately $25 million.

The above expansion projects are expected to be funded from current cash and/or cash equivalents on hand.

After the above expansion projects are completed, the Company estimates that it will have building capacity to manufacture approximately 21-23 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2011, the Company shipped approximately 16,189,000 interior auto-dimming mirrors.

The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 6 million units annually, based on the current product mix. After the previously announced expansion project (discussed above) is completed, the Company estimates that it will have building capacity to manufacture approximately 10 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2011, the Company shipped approximately 5,288,000 exterior auto-dimming mirrors.

The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity necessary for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products. As a result, the Company is anticipating that it will begin master planning and infrastructure improvements at a 140 acre site that the Company currently owns to prepare for its next facility. The timing of new facility construction is still uncertain due to the current volatile economic environment, uncertainty in the automotive industry, as well as uncertainties related to the timing of the ramp up of certain products. The Company is also evaluating additional facility needs in Germany to support its growing European business. However, the timing of the additional facility needs are uncertain due to the current volatile economic environment.

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

(a)

The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 8, 2012, there were 1,895 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

	September 30,	September 30,	September 30,
YEAR	QUARTER	HIGH	LOW
2010	First	$20.95	$16.54
	Second	22.99	17.90
	Third	20.39	16.69
	Fourth	30.36	19.35

2011	First	$35.35	$26.17
	Second	32.20	25.97
	Third	31.74	21.84
	Fourth	32.21	22.30

See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.

Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2006, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.11 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.12 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.13 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

(b)	Not applicable.

(c)	On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market and business conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. This share repurchase plan does not have an expiration date. On July, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Approximately 1,972,000 shares remain authorized to be repurchased under the plan. There were no repurchases in 2011.

Item 6.	Selected Financial Data.

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share data)
	2011	2010	2009	2008	2007
Net Sales	$1,023,762	$816,263	$544,523	$623,800	$653,933

Net Income	164,668	137,734	64,637	62,088	122,130

Earnings Per Share (Fully Diluted)	$1.14	$0.98	$0.47	$0.44	$0.85

Cash Dividends Declared per Common Share	$0.48	$0.44	$0.44	$0.43	$0.40

Total Assets	$1,176,027	$1,002,691	$822,603	$763,103	$898,023

Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Percentage of Net Sales			Percentage Change
				2011	2010
	Year Ended December 31,			To	To
	2011	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	25.4%	49.9%
Cost of Goods Sold	64.7	63.8	67.4	27.2	41.9

Gross Profit	35.3	36.2	32.6	22.3	66.5
Operating Expenses:
Engineering, Research and Development	8.0	7.8	8.6	27.4	36.0
Selling, General and Administrative	4.7	5.0	6.6	19.6	13.4

Total Operating Expenses:	12.7	12.8	15.2	24.3	26.3

Operating Income	22.6	23.4	17.4	21.2	101.8
Other Income/(Expense)	1.3	1.5	.3	4.8	619.3

Income Before Provision for Income Taxes	23.9	24.9	17.7	20.1	111.1
Provision for Income Taxes	7.8	8.0	5.8	21.4	107.2

Net Income	16.1%	16.9%	11.9%	19.6%	113.1%

Results of Operations: 2011 to 2010

Net Sales. Company net sales increased by $207,499,000, or 25% compared to the prior year. Automotive net sales increased by 26% on a 26% increase in auto-dimming mirror shipments, from 17,092,000 (in 2010) to 21,477,000 (in 2011) units, primarily reflecting increased light vehicle production in North America and Europe as well as increased penetration of auto-dimming mirrors with electronic content. North American auto-dimming mirror unit shipments in 2011 increased by 26% compared to 2010, primarily as a result of increased auto-dimming mirror unit shipments at the traditional Big Three automakers. Overseas mirror unit shipments increased by 26% during 2011 compared to 2010, primarily due to increased auto-dimming mirror unit shipments to certain European automakers. Other net sales increased 7% compared to the prior year, as dimmable aircraft window sales increased 29% year over year and fire protection sales increased 2% year over year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64%in 2010 to 65% in 2011, primarily reflecting annual automotive customer price reductions, partially offset by the higher sales level leveraged over the fixed manufacturing overhead costs.

Operating Expenses. Engineering, research and development expenses increased approximately $17,534,000 from 2010 to 2011, but remained at 8% of net sales. E, R & D expenses increased 27% year over year, primarily due to additional hiring of employee and outside contract engineering/development services.

Selling, general and administrative expenses increased 20% and approximately $7,960,000, primarily due to the Company’s overseas office expenses, but remained at 5% of net sales. Foreign exchange rates accounted for approximately four percentage points of the increase in selling, general and administrative expenses in 2011 vs. 2010.

Total Other Income/(Expense). Investment income increased $1,264,000 in 2011 vs. 2010, primarily due to increased year-end mutual fund distribution income.

Other income –net decreased $668,000 in 2011 vs. 2010, primarily due to reduced realized gains on the sale of equity investments in calendar year 2011.

Taxes. The provision for federal income taxes varied from the statutory rate in 2011 primarily due to the domestic manufacturing deduction.

Net Income. Net income increased by $26,934,000, or 20% year over year, primarily due to increased sales and gross margin.

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

Liquidity and Capital Resources

The Company’s financial condition throughout the periods presented has remained very strong, in spite of general economic conditions and conditions in our primary industry which, even though improved, have not necessarily fully recovered.

The Company’s current ratio decreased from 9.1 as of December 31, 2010, to 7.5 as of December 31, 2011, primarily as a result of the increase in accounts payable, partially offset by an increase in inventory.

Cash flow from operating activities for the year ended December 31, 2011, increased $13,535,000 to $141,669,000, compared to $128,134,000 for the same period last year, primarily due to increased net income, partially offset by changes in working capital. Capital expenditures for the year ended December 31, 2011, increased to $120,178,000, compared to $46,897,000 for the same period last year, primarily due to increased production equipment purchases and land purchases, as well as building/improvement related costs incurred given improved automotive industry conditions. During 2011, land, building/improvement related costs were approximately $26,000,000.

In light of customer demand for our auto-dimming mirrors and more complex product mix, the Company currently anticipates that 2012 capital expenditures will be approximately $130-$140 million, primarily due to increased production equipment purchases of $60-$65 million and new facility related costs of approximately $70-$75 million to increase production plant capacity. 2012 capital expenditures will be financed from current cash and cash equivalents on hand. The Company previously announced the following expansion plans to increase its plant capacity in the electronic assembly, final assembly, RCD and exterior mirror manufacturing areas. The projects include:

•	60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus, which is expected to be completed in early 2012 with a total estimated cost of approximately $9 million.

•

32,000 square-foot expansion project to the Company’s exterior mirror manufacturing facility in Zeeland, Michigan, which is expected to be completed in early 2012 with a total estimated cost of approximately $4 million.

•

125,000 square-foot expansion to its electronic assembly manufacturing facility in Holland, Michigan, which is expected to be completed in the second quarter of 2012 with a total estimated cost of approximately $17 million.

•

120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which is expected to be completed in the second half of 2012 with a total estimated cost of approximately $25 million.

The Company incurred approximately $13 million in facility related costs pertaining to the above projects in 2011. The remaining $40-$45 million in facility costs pertaining to the above projects are expected to be incurred in 2012.

The Company is also evaluating additional manufacturing capacity needs to support the demand for its products. Due to the current volatile economic environment, as well as uncertainties related to the timing of the ramp up of certain products, the construction timing of a new facility is uncertain. However, the Company is estimating that it will incur costs of approximately $15 million pertaining to facility master planning and land infrastructure improvements at a 140 acre site that the Company currently owns.

The Company is also evaluating additional facility needs in Germany to support its growing European business. However, the timing of the additional facility needs are uncertain due to the current volatile economic environment.

Short-term investments as of December 31, 2011, decreased approximately $25,639,000 compared to December 31, 2010, primarily due to fixed income investment maturities.

Accounts receivable as of December 31, 2011, increased approximately $14,742,000 compared to December 31, 2010, primarily due the higher sales levels.

Inventories as of December 31, 2011, increased approximately $88,025,000 compared to December 31, 2010, primarily due to higher sales and production levels in conjunction with longer lead times for certain electronic component raw materials inventory and the need to have safety stock given certain supply chain constraints.

Accounts payable as of December 31, 2011, increased approximately $25,175,000 compared to December 31, 2010, primarily due to increased production levels and capital expenditures.

Management considers the Company’s working capital of approximately $651,598,000 and long-term investments of approximately $128,168,000 at December 31, 2011, together with internally generated cash flow and an unsecured $5,000,000 line of credit demand note from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future, considering its contract obligations and other commitments.

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

The following is a summary of quarterly share repurchase activity under the plan to date:

	September 30,	September 30,
Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128

Total	26,028,171	$380,900,454

1,971,829 shares remain authorized to be repurchased under the plan as of December 31, 2011.

Inflation, Changing Prices and Other

The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders. In addition, the Company currently supplies auto-dimming mirrors to General Motors Corporation and Chrysler LLC under long-term agreements, entered into in the ordinary course of business.

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

The Company previously negotiated a multi-year sourcing agreement with Ford Motor Company in the ordinary course of the Company’s business. Under the agreement, the Company was sourced all existing interior auto-dimming rearview mirror programs as well as a number of new interior auto-dimming rearview mirror program during the agreement term which ended on December 31, 2011. The Company continues to supply Ford on a purchase order basis.

As a result of the fast ramp-up in global automotive light vehicle production in the second half of 2010 and the continuation through 2011 calendar year, the Company experienced increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight throughout this period, the Company did experience continued sequential improvement in this area through 2011. However, the March 12, 2011, earthquake and tsunami in Japan added significant stresses on the supply chain, as many electronic components are supplied by Japanese manufacturers who were impacted by the natural disaster. The Company was successful in securing additional quantities of constrained parts to meet anticipated customer demand, which is reflected in current inventory levels. In addition, the Company did experience sequential reductions in supply chain-related costs through the balance of calendar year 2011 as conditions improved following the earthquake and tsunami in Japan.

Flooding in Thailand as a result of heavy rain and monsoons since late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting those suppliers outside of Thailand in over-capacity situations. Gaining access to those components resulted in additional costs to the Company and negatively impacted the Company’s gross profit margin by approximately  1/4 of one percentage point during the fourth quarter of 2011. The Company currently believes that, barring another natural disaster impacting the supply chain, the costs associated with these supply chain constraints/disruptions will sequentially improve through the first half of calendar year 2012. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components that have been affected by recent economic and environmental conditions, including carrying additional inventory. The current environment is constantly changing and it is not known what the ultimate effect of the changing environment will be on the supply chain, global light vehicle production, the auto industry or the Company.

The Company continued to add temporary contract workers, direct hire hourly workers and technical salaried positions to meet increased demand for its products as the automotive production environment and global economic conditions improved throughout 2010 and into 2011. The Company also utilized overtime and third shift production to meet increased production schedules.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for the first quarter of 2012 are approximately 3.6 million units for North America, 4.7 million for Europe and 3.9 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2012 are approximately 13.9 million units for North America, 18.5 million for Europe and 13.9 million for Japan and Korea.

The Company currently estimates that top line revenue will increase approximately 15-20% in the first quarter of 2012 compared with the same period in 2011 based on the current IHS forecast for light vehicle production levels and our anticipated product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including light vehicle production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, sales rates in Asia, Europe and North America, customer inventory management, and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies, work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2012 at this time.

The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 20-25% in the first quarter of 2012 compared with the same period in 2011, primarily due to additional hiring of employee and outside contract engineering/development services. In addition, the Company estimates that selling, general and administrative expenses are currently expected to increase approximately 15-20% in the first quarter of 2012 compared with the same period in 2011, primarily due to increased overseas office expenses.

Based on the current IHS forecast for light vehicle production levels for the entire 2012 year, the Company currently estimates that SmartBeam® unit shipments will increase approximately 40-45% in calendar year 2012 compared with calendar year 2011.

The Company currently believes that there are too many uncertainties to provide annual guidance for RCD Mirror unit shipments at this time reflecting the extended “wait and see” due to the pending final rules pertaining to the “Kids Transportation Safety Act of 2007” (refer to the “Auto-Dimming Rearview Mirrors” section in Part I, Item 1 for additional details) and the lack of visibility with respect to customer sourcing decisions. Many automakers have taken a “wait and see” approach to decide how to comply with the Act until all rule making is final. As a result, based on the current IHS forecast for light vehicle production levels, we currently estimate that RCD Mirror unit shipments will increase approximately 10%-15% for the first quarter of 2012 compared with the same prior year quarter. The Company is not providing any other estimates at this time.

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

Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2011, approximately 9% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for 2010 and 11% for 2009). The Company currently expects that approximately 9% of the Company’s net sales in 2012 will be invoiced and paid in foreign currencies. The reduction in foreign currency denominated sales since 2009 was the result of a major customer in Europe switching certain programs back from Euro denominated sales to U.S. dollars. The Company does not currently engage in hedging activities.

The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000) and average interest rates are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
					Total Balance as of December 31,
	2012	2013	2014	2015	2011	2010
U.S. Government
Amount	$25.0	—	—	—	$25.0	$50.2
Average Interest Rate	.2%	—			.2%	.5%
Government Agency
Amount	$35.0	—	—	—	$35.0	$36.1
Average Interest Rate	.3%	—			.3%	.4%
Certificates of Deposit
Amount	—	$0.5	—	—	$0.5	$0.5
Average Interest Rate	—	2.6%	—	—	2.6%	2.6%
Corporate Bonds
Amount	$0.6	—	—	—	$0.6	—
Average Interest Rate	1.9%	—	—	—	1.9%	—
Other
Amount	$0.1	—	—	—	$0.1	$0.1
Average Interest Rate	.2%	—	—	—	.4%	.4%

*	After-tax

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies on the U.S. stock markets.

Contractual Obligations and Other Commitments

The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Total	Less than 1 Year	1-3 Years	After 3 Years
Short-term debt	$—	$—	$—	$—
Long-term debt	—	—	—	—
Operating leases	1.2	.9	.2	.1

Purchase obligations	142.1	141.9	.2	—

Dividends payable	17.3	17.3	—	—

	$160.6	$160.1	$.4	$.1

Purchase obligations are primarily for inventory parts and capital equipment.

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

Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.

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

The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 33 through 54 following the signature page:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Selected quarterly financial data for the past two years appears in the following table:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2011	2010	2011	2010	2011	2010	2011	2010
Net Sales	$250,946	$185,769	$243,002	$201,561	$269,468	$206,833	$260,347	$222,101
Gross Profit	90,317	68,568	85,625	73,894	95,285	73,760	90,354	79,468
Operating Income	60,091	44,608	53,247	48,787	62,247	46,972	55,783	50,605
Net Income (Loss)	42,333	32,462	38,472	34,057	43,397	34,291	40,466	36,923
Earnings Per Share*	$.29	$.23	$.27	$.24	$.30	$.24	$.28	$.26

*	Diluted

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2011.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2011, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Framework – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 34 hereof. During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers of the Registrant.

The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

	September 30,	September 30,	September 30,
NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	69	Chief Executive Officer	May 1986
Mark Newton	52	Senior Vice President	August 2010
Steve Dykman	46	Vice President, Finance and Treasurer	January 2007
Bruce Los	56	Senior Vice President	February 2012

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

Bruce Los joined the Company as Vice President, Human Resources in December 2003 and became an executive officer and Senior Vice President of the Company on February 16, 2012.

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2012 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2011 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.

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

The information contained under the caption “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The “Compensation Committee Report” shall not be deemed to be soliciting material or to be filed with the commission.

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

Information regarding principal accounting fees and services set forth under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services” in the definitive Proxy Statement is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company’s independent auditors set forth under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements. See Part II, Item 8.

2. Financial Statements Schedules. None required or not applicable.

3. Exhibits. See Exhibit Index located on page 55.

(b)	See (a) above.

(c)	See (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven Dykman
Steven Dykman, Vice President-Finance and Treasurer
Date:	February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Fred Bauer
Fred Bauer, Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Steven Dykman
Steven Dykman, Vice President-Finance and Treasurer
(Principal Financial Officer and Principal Accounting
Officer) on behalf of Gentex Corporation

Each Director of the registrant whose signature appears below hereby appoints Steve Dykman, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer	Director
Fred Bauer

/s/ Gary Goode	Director
Gary Goode

/s/ Arlyn Lanting	Director
Arlyn Lanting

/s/ John Mulder	Director
John Mulder

/s/ Mark Newton	Director
Mark Newton

/s/ Richard Schaum	Director
Richard Schaum

/s/ Fred Sotok	Director
Fred Sotok

/s/ Wallace Tsuha	Director
Wallace Tsuha

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated), Gentex Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:

We have audited Gentex Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gentex Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2011 of Gentex Corporation and Subsidiaries and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2012

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	September 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$357,986,774	$348,349,773
Short-term investments	60,808,237	86,447,596
Accounts receivable	110,389,715	95,647,612
Inventories	188,753,312	100,728,730
Prepaid expenses and other	34,354,946	24,095,563

Total current assets	752,292,984	655,269,274

PLANT AND EQUIPMENT:
Land, buildings and improvements	130,290,789	120,578,714
Machinery and equipment	415,394,183	352,618,391
Construction-in-process	58,244,561	13,351,954

	603,929,533	486,549,059

Less-Accumulated depreciation and amortization	(321,387,945)	(281,441,303)

	282,541,588	205,107,756

OTHER ASSETS:
Long-term investments	128,168,165	129,091,167
Patents and other assets, net	13,024,265	13,222,442

	141,192,430	142,313,609

	$1,176,027,002	$1,002,690,639

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$65,470,573	$40,295,464
Accrued liabilities:
Salaries, wages and vacation	6,558,638	5,724,818
Royalties	6,745,877	4,988,132
Dividends declared	17,288,348	15,652,134
Other	4,631,064	5,428,081

Total current liabilities	100,694,500	72,088,629

DEFERRED INCOME TAXES	48,213,981	37,071,184

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 144,069,563 shares issued and outstanding in 2011 and 142,292,127 shares issued and outstanding in 2010	8,644,174	8,537,528
Additional paid-in capital	395,229,891	347,834,218
Retained earnings	610,702,253	514,842,177
Accumulated other comprehensive income:
Unrealized gain on investments	10,412,246	21,750,000
Cumulative translation adjustment	2,129,957	566,903

Total shareholders’ investment	1,027,118,521	893,530,826

	$1,176,027,002	$1,002,690,639

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009

NET SALES	$1,023,762,049	$816,263,414	$544,522,993

COST OF GOODS SOLD	662,181,714	520,573,101	366,968,216

Gross profit	361,580,335	295,690,313	177,554,777

OPERATING EXPENSES:
Engineering, research and development	81,634,158	64,100,411	47,128,086
Selling, general and administrative	48,578,252	40,617,833	35,807,622

Total operating expenses	130,212,410	104,718,244	82,935,708

Income from operations	231,367,925	190,972,069	94,619,069

OTHER INCOME (EXPENSE):
Investment income	4,165,809	2,901,956	3,321,853
Impairment loss on available-for-sale securities	—	—	(1,290,590)
Other, net	8,898,077	9,565,989	(298,029)

Total other income (expense)	13,063,886	12,467,945	1,733,234

Income before provision for income taxes	244,431,811	203,440,014	96,352,303

PROVISION FOR INCOME TAXES	79,763,583	65,706,045	31,715,218

NET INCOME	$164,668,228	$137,733,969	$64,637,085

EARNINGS PER SHARE:
Basic	$1.16	$0.99	$0.47

Diluted	$1.14	$0.98	$0.47

Cash Dividends Declared per Share	$0.48	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

	0000	0000	0000	0000	0000	0000	0000
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment

BALANCE AS OF DECEMBER 31, 2008	137,633,502	$8,258,010	$253,821,363		$434,975,514	$1,541,435	$698,596,322

Issuance of common stock and the tax benefit of stock plan transactions	705,883	42,353	7,445,542		—	—	7,487,895
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,084,891		—	—	9,084,891
Dividends declared ($.44 per share)	—	—	—		(60,675,357)	—	(60,675,357)

Comprehensive income:
Net income	—	—	—	$64,637,085	64,637,085	—	64,637,085
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,585,745	—	—	—
Unrealized gain (loss) on investments, net of tax of $8,191,180	—	—	—	15,212,162	—	—	—

Other comprehensive income (loss)	—	—	—	16,797,907	—	16,797,907	16,797,907

Comprehensive income	—	—	—	$81,434,992	—	—	—

BALANCE AS OF DECEMBER 31, 2009	138,339,385	8,300,363	270,351,796		438,937,242	18,339,342	735,928,743

Issuance of common stock and the tax benefit of stock plan transactions	3,952,742	237,165	66,830,226		—	—	67,067,391
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,652,196		—	—	10,652,196
Dividends declared ($.44 per share)	—	—	—		(61,829,034)	—	(61,829,034)

Comprehensive income:
Net income	—	—	—	$137,733,969	137,733,969	—	137,733,969
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(2,176,851)	—	—	—
Unrealized gain (loss) on investments, net of tax of $3,313,898	—	—	—	6,154,412	—	—	—

Other comprehensive income (loss)	—	—	—	3,977,561	—	3,977,561	3,977,561

Comprehensive income	—	—	—	$141,711,530	—	—	—

BALANCE AS OF DECEMBER 31, 2010	142,292,127	8,537,528	347,834,218		514,842,177	22,316,903	893,530,826

Issuance of common stock and the tax benefit of stock plan transactions	1,777,436	106,646	33,198,116		—	—	33,304,762
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	14,197,557			—	14,197,557
Dividends declared ($.48 per share)	—	—	—		(68,808,152)	—	(68,808,152)

Comprehensive income:
Net income	—	—	—	$164,668,228	164,668,228	—	164,668,228
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	1,563,054	—	—	—
Unrealized gain (loss) on investments, net of tax of ($6,104,944)	—	—	—	(11,337,754)	—	—	—

Other comprehensive income (loss)	—	—	—	(9,774,700)	—	(9,774,700)	(9,774,700)

Comprehensive income	—	—	—	$154,893,528	—	—	—

BALANCE AS OF DECEMBER 31, 2011	144,069,563	$8,644,174	$395,229,891		$610,702,253	$12,542,203	$1,027,118,521

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	September 30,	September 30,	September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,668,228	$137,733,969	$64,637,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,634,684	38,620,674	38,364,492
Loss on disposal of assets	992,876	1,070,484	659,740
Gain on sale of investments	(15,787,691)	(9,767,008)	(5,363,090)
Loss on sale of investments	9,134,183	2,398,483	6,626,908
Impairment loss on available-for-sale securities	—	—	1,290,590
Deferred income taxes	13,942,674	10,390,886	(688,619)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	14,197,557	10,652,196	9,084,891
Excess tax benefits from stock based compensation	(5,362,501)	(3,020,975)	(31,953)
Change in operating assets and liabilities:
Accounts receivable	(14,742,103)	(24,488,100)	(26,630,702)
Inventories	(88,024,582)	(47,119,734)	1,384,859
Prepaid expenses and other	(6,954,317)	(1,353,238)	12,232,402
Accounts payable	25,175,109	12,838,717	7,750,588
Accrued liabilities	1,794,548	177,332	1,337,105

Net cash provided by operating activities	141,668,665	128,133,686	110,654,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	107,763,498	56,421,319	56,750,016
Maturities and calls	104,375,000	36,000,000	36,250,000
Purchases	(196,365,327)	(164,844,351)	(87,903,762)
Plant and equipment additions	(120,177,730)	(46,896,950)	(21,130,500)
Proceeds from sale of plant and equipment	179,212	504,977	26,060
Decrease (increase) in other assets	698,357	(5,771,488)	233,686

Net cash provided by (used for) investing activities	(103,526,990)	(124,586,493)	(15,774,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	33,304,764	67,067,391	7,487,895
Cash dividends paid	(67,171,939)	(61,394,232)	(60,597,710)
Excess tax benefits from stock based compensation	5,362,501	3,020,975	31,953

Net cash used for (provided by) financing activities	(28,504,674)	8,694,134	(53,077,862)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,637,001	12,241,327	41,801,934

CASH AND CASH EQUIVALENTS, Beginning of year	348,349,773	336,108,446	294,306,512

CASH AND CASH EQUIVALENTS, End of year	$357,986,774	$348,349,773	$336,108,446

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The Company

Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors and camera-based lighting-assist features for the global automotive industry, non-automatic-dimming rearview automotive mirrors with electronic features, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.

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

The following table presents the activity in the Company’s allowance for doubtful accounts:

	September 30,	September 30,	September 30,	September 30,
	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions* and Other Adjustments	Ending Balance
Year Ended December 31, 2011:
Allowance for Doubtful Accounts	$4,300,000	($802,929)	($97,071)	$3,400,000

Year Ended December 31, 2010:
Allowance for Doubtful Accounts	$4,500,000	($96,236)	($103,764)	$4,300,000

*	Represents excess of accounts written off over recoveries and other adjustments.

The Company’s overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 automotive customers. The Company continues to work with these financially distressed customers in collecting past due balances.

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

The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of December 31, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$357,986,774	$357,986,774	$—	$—
Short-Term Investments:
Government Securities	35,024,030	35,024,030	—	—
U.S. Treasury Notes	25,044,000	—	25,044,000	—
Corporate Bonds	649,204	—	649,204
Other	91,003	91,003	—	—
Long-Term Investments:
Common Stocks	53,554,303	53,554,303	—	—
Mutual Funds – Equity	73,749,772	73,749,772	—	—
Certificate of Deposit	505,390	—	505,390	—
Other – Equity	358,700	358,700	—	—

Total	$546,963,176	$520,764,582	$26,198,594	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$348,349,773	$348,349,773	$—	$—
Short-Term Investments:
Government Securities	36,136,760	36,136,760	—	—
U.S. Treasury Notes	50,156,250	—	50,156,250	—
Other	154,586	154,586	—	—
Long-Term Investments:
Common Stocks	63,637,711	63,637,711	—	—
Mutual Funds – Equity	55,234,901	55,234,901	—	—
Limited Partnership – Equity	9,363,555	—	9,363,555	—
Certificate of Deposit	500,000	—	500,000	—
Other – Equity	355,000	355,000	—	—

Total	$563,888,536	$503,868,731	$60,019,805	$—

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

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Unrealized
2011	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$35,016,980	$7,090	($40)	$35,024,030
U.S. Treasury Notes	25,025,600	18,400	—	25,044,000
Corporate Bonds	648,879	325	—	649,204
Other	91,003	—	—	91,003
Long-Term Investments:
Common Stocks	42,344,526	12,274,640	(1,064,863)	53,554,303
Mutual Funds-Equity	68,986,676	6,277,183	(1,514,087)	73,749,772
Certificate of Deposit	505,390	—	—	505,390
Other-Equity	338,506	20,194	—	358,700

Total	$172,957,560	$18,597,832	($2,578,990)	$188,976,402

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	September 30,	September 30,	September 30,	September 30,
	Unrealized
2010	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$36,137,467	$9,254	($9,961)	$36,136,760
U.S. Treasury Notes	50,095,921	60,329	—	50,156,250
Other	154,586	—	—	154,586
Long-Term Investments:
Common Stocks	44,899,944	18,819,518	(81,751)	63,637,711
Mutual Funds-Equity	42,106,776	13,128,125	—	55,234,901
Limited Partnership-Equity	7,844,022	1,519,533	—	9,363,555
Certificate of Deposit	500,000	—	—	500,000
Other-Equity	338,506	16,494	—	355,000

Total	$182,077,222	$33,553,253	($91,712)	$215,538,763

Unrealized losses on investments as of December 31, 2011 (excluding other-than-temporary impairments), are as follows:

	September 30,	September 30,
	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$2,578,990	$42,845,635

Greater than one year	—	—

Unrealized losses on investments as of December 31, 2010 (excluding other-than-temporary impairments), are as follows:

	September 30,	September 30,
	Aggregate Unrealized Losses	Aggregate Fair Value

Less than one year	$91,712	$17,007,886

Greater than one year	—	—

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. Management considered equity investment losses of $1,290,590 to be other-than-temporary in calendar year 2009; accordingly, the losses were recognized in the consolidated statement of income for the year ended December 31, 2009. No investments were considered to be other-than-temporary impaired in 2010 and 2011.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Fixed income securities as of December 31, 2011, have contractual maturities as follows:

September 30,
Due within one year	$60,808,237

Due between one and five years	505,390

Due over five years	—

$61,313,627

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2011 and 2010.

Inventories

Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2011 and 2010.

	September 30,	September 30,
	2011	2010
Raw materials	$129,796,238	$62,857,800
Work-in-process	26,367,953	13,055,237
Finished goods	32,589,121	24,815,693

	$188,753,312	$100,728,730

Allowances for slow-moving and obsolete inventories were $4,893,000 and $3,997,000 at December 31, 2011 and 2010. The year-over-year increase in the allowance was primarily the result of the increase in raw materials inventory.

Plant and Equipment

Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $41,572,000, $37,744,000 and $37,866,000 in 2011, 2010 and 2009, respectively.

Impairment of Disposal of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Patents

The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. Accumulated amortization was approximately $4,630,000 and $3,597,000 at December 31, 2011 and 2010, respectively. At December 31, 2011, patents had a weighted average amortization life of 8 years. Patent amortization expense was approximately $1,063,000, $877,000, and $498,000 in 2011, 2010 and 2009, respectively. For each of the next five years, patent amortization expense will approximate $1,100,000 annually.

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

Advertising and Promotional Materials

All advertising and promotional costs are expensed as incurred and amounted to approximately $1,179,000, $922,000 and $1,308,000, in 2011, 2010 and 2009, respectively.

Repairs and Maintenance

Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $11,520,000, $8,315,000 and $5,992,000, in 2011, 2010 and 2009, respectively.

Self-Insurance

The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.

Product Warranty

The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2011 and 2010. The Company does not offer extended warranties on its products.

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

Earnings Per Share

The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	September 30,	September 30,	September 30,
	2011	2010	2009
Numerators:
Numerator for both basic and diluted EPS, net income	$164,668,228	$137,733,969	$64,637,085

Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	142,492,699	139,356,831	137,227,677
Potentially dilutive shares resulting from stock option plans	1,784,109	1,378,936	417,673

Denominator for diluted EPS	144,276,808	140,735,767	137,645,350

For the years ended December 31, 2011, 2010 and 2009, 1,253,824, 279,333 and 8,169,888 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

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

Stock-Based Compensation Plans

The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, “Share-Based Payment.” As described more fully in Note 5, the Company provides compensation benefits under two stock option plans, a restricted plan and an employee stock purchase plan.

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

New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends ASC 820 to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial reporting Standards (IFRS). The amended guidance requires information disclosure regarding transfers between Level 1 and Level 2 of the fair value hierarchy, information disclosure regarding sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate consecutive statements. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the effective date of ASU 2011-05 as it pertains to the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	LINE OF CREDIT

The Company has available an unsecured $5,000,000 line of credit demand note from a bank at an interest rate equal to the lower of the bank’s prime rate or 2.25% above the LIBOR rate. No borrowings were outstanding under this line in 2011 or 2010. No compensating balances are required under this line.

(3)	INCOME TAXES

The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Beginning of year	$2,483,000	$2,411,000	$2,435,000
Additions based on tax positions related to the current year	1,105,000	900,000	465,000
Additions for tax positions in prior years	208,000	76,000	143,000
Reductions for tax positions in prior years	(78,000)	(35,000)	0
Reductions as a result of completed audit examinations	(1,242,000)	0	0
Reductions as a result of a lapse of the applicable statute of limitations	0	(869,000)	(632,000)

End of year	$2,476,000	$2,483,000	$2,411,000

If recognized, unrecognized tax benefits would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $95,000 and $171,000 for interest as of December 31, 2011 and 2010, respectively. Interest recorded during 2011, 2010 and 2009 was not considered significant.

The Company completed a routine audit examination with the Internal Revenue Service for tax years prior to 2010. As a result, unrecognized federal tax benefits pertaining to audited tax years prior to 2010 were reversed as of December 31, 2011. The Company is also subject to other periodic and routine audits in both domestic and foreign tax jurisdictions, and it is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements and the completion of tax examinations are not expected to have a significant impact on the Company’s financial position or results of operations.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

In May 2011, the State of Michigan enacted a new Corporate Income Tax that is effective January 1, 2012. The Company anticipates that the new Corporate Income Tax will not have a significant effect on the Company’s consolidated financial position or results of operations.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	INCOME TAXES, continued

The components of the provision for income taxes are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Currently payable:
Federal	$63,307,583	$54,032,045	$31,377,218
State	1,663,000	789,000	896,000
Foreign	850,000	494,000	131,000

Total	65,820,583	55,315,045	32,404,218

Net deferred:
Primarily federal	13,943,000	10,391,000	(689,000)

Provision for income taxes	$79,763,583	$65,706,045	$31,715,218

The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $7,879,000, $7,832,000 and $68,000 in 2011, 2010 and 2009, respectively, and were recognized as an adjustment of additional paid-in capital.

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	September 30,	September 30,	September 30,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1	0.2	0.3
Domestic production exclusion	(2.3)	(2.5)	(2.0)
Tax-exempt investment income	(0.0)	(0.0)	(0.1)
Other	(0.2)	(0.4)	(0.3)

Effective income tax rate	32.6%	32.3%	32.9%

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3)	INCOME TAXES, continued

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,465,349	$152,716	$2,392,419	$98,803
Stock based compensation	8,730,729	1,473,236	6,545,483	1,436,877
Impairment loss on available-for-sale securities	—	471,401	—	1,948,036
Capital loss	—	—	—	—
Other	4,874,704	3,809	4,107,951	1,897

Total deferred income tax assets	16,070,782	2,101,162	13,045,853	3,485,613

Liabilities:
Excess tax over book depreciation	—	(41,681,342)	—	(25,849,074)
Patent costs	—	(5,606,595)	—	(2,996,184)
Unrealized gain on investments	—	(3,027,206)	—	(11,711,539)
Other	(327,490)	—	(607,627)	—

Net deferred income taxes	$15,743,292	$(48,213,981)	$12,438,226	$(37,071,184)

Income taxes paid in cash were approximately $63,483,000, $63,557,000 and $27,518,000 in 2011, 2010 and 2009, respectively.

(4)	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2011, 2010 and 2009, the Company’s contributions were approximately $2,253,000, $1,970,000 and $1,713,000, respectively.

The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plan

In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 11,371,704 shares (net of shares from cancelled/expired options) under the new plan through December 31, 2011. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	September 30,	September 30,	September 30,
	2011	2010	2009
Dividend yield	2.7%	2.7%	2.6%
Expected volatility	41.6%	41.0%	39.2%
Risk-free interest rate	1.4%	2.0%	2.3%
Expected term of options (in years)	4.2	4.3	4.4
Weighted-average grant-date fair value	$8	$6	$4

The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term.

As of December 31, 2011, there was $21,155,605 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.2 years.

A summary of the status of the Company’s employee stock option plan at December 31, 2011, 2010 and 2009, and changes during the same periods are presented in the tables and narrative below:

	September 30,	September 30,	September 30,	September 30,
	2011
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	6,805	$17
Granted	2,462	29
Exercised	(1,497)	16		$20,659
Forfeited	(215)	19

Outstanding at End of Year	7,555	21	3.5 Yrs	$66,295

Exercisable at End of Year	2,024	$17	2.3 Yrs	$26,218

	September 30,	September 30,	September 30,	September 30,
	2010
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	8,419	$16
Granted	2,197	21
Exercised	(3,564)	17		$20,706
Forfeited	(247)	16

Outstanding at End of Year	6,805	17	3.5 Yrs	$85,374

Exercisable at End of Year	1,767	$16	2.3 Yrs	$23,810

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	September 30,	September 30,	September 30,	September 30,
	2009
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	9,392	$17
Granted	1,990	13
Exercised	(432)	16		$921
Forfeited	(2,531)	18

Outstanding at End of Year	8,419	16	3.1 Yrs	$21,024

Exercisable at End of Year	3,757	$17	1.9 Yrs	$5,076

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2011, 2010, and 2009, are presented in the table and narrative below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested stock options at Beginning of Year	5,038	$5	4,662	$4	4,622	$4
Granted	2,462	8	2,197	6	1,990	4
Vested	(1,766)	5	(1,642)	4	(1,529)	4
Forfeited	(204)	5	(179)	4	(421)	4

Nonvested stock options at End of Year	5,530	$6	5,038	$5	4,662	$4

Non-employee Director Stock Option Plan

The Company has a Non-employee Director Stock Option Plan covering 1,000,000 shares that was shareholder approved, replacing a prior plan. The Company has granted options on 549,240 shares (net of shares from cancelled options) under the current plan through December 31, 2011. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	September 30,	September 30,	September 30,
	2011	2010	2009
Dividend yield	2.7%	2.7%	2.6%
Expected volatility	40.5%	40.8%	38.3%
Risk-free interest rate	3.2%	3.5%	2.9%
Expected term of options (in years)	6.5	8.1	8.7
Weighted-average grant-date fair value	$11	$8	$4

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

As of December 31, 2011, there was no unrecognized compensation cost related to share-based payments under this plan.

A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2011, 2010, and 2009, and changes during the same periods are presented in the tables and narrative below:

	September 30,	September 30,	September 30,	September 30,
	2011
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	244	$18
Granted	42	32
Exercised	(94)	17		$1,362
Forfeited	(—)	—

Outstanding at End of Year	192	21	6.8 Yrs	$1,740

Exercisable at End of Year	192	$21	6.8 Yrs	$1,740

	September 30,	September 30,	September 30,	September 30,
	2010
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	429	$16
Granted	48	21
Exercised	(233)	16		$1,932
Forfeited	(—)	—

Outstanding at End of Year	244	18	6.1 Yrs	$2,937

Exercisable at End of Year	244	$18	6.1 Yrs	$2,937

	September 30,	September 30,	September 30,	September 30,
	2009
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	391	$17
Granted	48	11
Exercised	(—)	—		$0
Forfeited	(10)	14

Outstanding at End of Year	429	16	5.5 Yrs	$756

Exercisable at End of Year	429	$16	5.5 Yrs	$756

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

A summary of the status of the Company’s non-vested Non-employee Director Stock Option Plan activity for the years ended December 31, 2011, 2010, and 2009, are presented in the table and narrative below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested stock options at Beginning of Year	0	$0	0	$0	0	$0
Granted	42	11	48	8	48	4
Vested	(42)	11	(48)	8	(48)	4
Forfeited	0	0	0	0	0	0

Nonvested stock options at End of Year	0	$0	0	$0	0	$0

Employee Stock Purchase Plan

In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 68,630 shares, 81,249 shares and 121,346 shares under the new plan in 2011, 2010, and 2009, respectively, and has sold a total of 964,928 shares under the new plan through December 31, 2011. The Company sells shares at 85% of the stock’s market price at date of purchase. The weighted average fair value of shares sold in 2011 was approximately $24.17.

Restricted Stock Plan

In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 590,920 shares outstanding under the plan as of December 31, 2011. During 2011, 2010, and 2009, 140,900, 117,050 and 186,080 shares, respectively, were granted with a restriction period of five years at market prices ranging from $24.96 to $30.25 in 2011, $17.98 to $29.46 in 2010, and $9.96 to $18.03 in 2009, and has unearned stock-based compensation of $7,102,402 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for 2011 was $2,039,377.

(6)	CONTINGENCIES

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7)	SEGMENT REPORTING

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

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenue:
Automotive Products
United States	$334,692,637	$274,165,934	$173,459,790
Germany	248,495,295	212,555,637	159,713,458
Japan	76,123,221	64,412,780	54,867,288
Other	343,850,209	245,957,611	137,597,471
Other	20,600,687	19,171,452	18,884,986

Total	$1,023,762,049	$816,263,414	$544,522,993

Income(Loss) from Operations:
Automotive Products	$231,030,145	$191,430,183	$96,815,575
Other	337,780	(458,114)	(2,196,506)

Total	$231,367,925	$190,972,069	$94,619,069

Assets:
Automotive Products	$566,395,900	$391,514,600	$311,306,542
Other	8,993,853	6,687,533	5,793,232
Corporate	600,637,249	604,488,506	505,503,715

Total	$1,176,027,002	$1,002,690,639	$822,603,489

Depreciation & Amortization:
Automotive Products	$40,314,620	$35,722,078	$34,960,303
Other	320,900	275,599	243,734
Corporate	1,999,164	2,622,997	3,160,455

Total	$42,634,684	$38,620,674	$38,364,492

Capital Expenditures:
Automotive Products	$115,377,859	$43,031,399	$15,250,621
Other	58,996	203,654	567,486
Corporate	4,740,875	3,661,897	5,312,393

Total	$120,177,730	$46,896,950	$21,130,500

Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window sales were negligible during 2009, which resulted in a loss from operations for the “Other” category. Dimmable Aircraft Window sales increased during 2010 and 2011, which resulted in a reduced loss from operations for 2010 and income from operations for 2011 in the “Other” category.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7)	SEGMENT REPORTING, continued

Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.

Automotive Products revenues in the “Other” category are sales to automotive manufacturing plants in Korea, Canada, Mexico, China, Hungary and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During 2011, approximately 9% of the Company’s net sales were invoiced and paid in foreign currencies.

The Company has five automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Customer
	VW/Audi	General Motors	Toyota Motor Corporation	Hyundai/ Kia	Daimler AG	BMW	Ford
2011	15%	12%	12%	11%	11%	#	#
2010	13%	15%	15%	#	12%	#	#
2009	13%	13%	17%	#	12%	10%	10%

#	Less than 10%.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

3(a)(1)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3(b)(1)	Registrant’s Bylaws as amended and restated February 27, 2003, was filed as Exhibit 3(b)(1) to Registrant’s report on Form 10-Q dated May 5, 2003, and an Amendment to Registrant’s Bylaws adopted as of February 16, 2012 was filed as Exhibit 3(b)(ii) to Registrant’s Form 8-K dated February 21, 2012 and the same is hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease, dated August 15, 1981, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	A First Amendment to Lease, dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, and the same is hereby incorporated herein by reference, and the same became the Gentex Corporation Employee Stock Option Plan and was amended as of March 4, 2005 by the First Amendment to the Gentex Corporation Qualified Stock Option Plan, which amendment was included in the Registrant’s Proxy Statement dated April 1, 2005, filed with the Commission on April 1, 2005, and the same is incorporated herein by reference.

*10(b)(2)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004 and as amended March 4, 2005), was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(4)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to the Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(5)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(6)	Gentex Corporation 2002 Non-employee Director Stock Option Plan (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

*10(b)(7)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(8)	Retirement from Service Agreement between Gentex Corporation and John Arnold was filed as Exhibit 10(b)(9) to registrant’s Report on Form 10-Q dated November 3, 2011, and the same is incorporated herein by reference.

10(e)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

21	List of Company Subsidiaries	57

23(a)	Consent of Independent Registered Public Accounting Firm	58

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	59

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	60

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).	61

*	Indicates a compensatory plan or arrangement.