Form 10-Q
period 2012-03-31
GENTEX CORP
filed 2012-05-02
CIK 355811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 20, 2012
Common Stock, $0.06 Par Value	144,213,755

Exhibit Index located at page 22

GENTEX CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$370,804,725	$357,986,774
Short-term investments	51,989,936	60,808,237
Accounts receivable, net	139,296,845	110,389,715
Inventories	200,751,160	188,753,312
Prepaid expenses and other	23,425,298	34,354,946

Total current assets	786,267,964	752,292,984
PLANT AND EQUIPMENT - NET	309,663,660	282,541,588
OTHER ASSETS
Long-term investments	146,155,364	128,168,165
Patents and other assets, net	13,060,218	13,024,265

Total other assets	159,215,582	141,192,430

Total assets	$1,255,147,206	$1,176,027,002

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$72,986,047	$65,470,573
Accrued liabilities	57,118,552	35,223,927

Total current liabilities	130,104,599	100,694,500
DEFERRED INCOME TAXES	54,771,435	48,213,981
SHAREHOLDERS’ INVESTMENT
Common stock	8,653,024	8,644,174
Additional paid-in capital	401,647,926	395,229,891
Retained earnings	638,299,049	610,702,253
Other shareholders’ investment	21,671,173	12,542,203

Total shareholders’ investment	1,070,271,172	1,027,118,521

Total liabilities and shareholders’ investment	$1,255,147,206	$1,176,027,002

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
NET SALES	$290,706,762	$250,945,897
COST OF GOODS SOLD	189,880,269	160,629,160

Gross profit	100,826,493	90,316,737
OPERATING EXPENSES:
Engineering, research and development	23,215,134	18,914,761
Selling, general & administrative	12,110,396	11,311,102

Total operating expenses	35,325,530	30,225,863

Operating income	65,500,963	60,090,874
OTHER INCOME:
Investment income	596,023	499,570
Other, net	2,690,337	2,864,818

Total other income	3,286,360	3,364,388

Income before provision for income taxes	68,787,323	63,455,262
PROVISION FOR INCOME TAXES	22,442,739	21,122,380

NET INCOME	$46,344,584	$42,332,882

EARNINGS PER SHARE:
Basic	$0.32	$0.30
Diluted	$0.32	$0.29
Cash Dividends Declared per Share	$0.13	$0.12

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
Comprehensive income	55,473,554	47,312,805

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,344,584	$42,332,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,674,712	10,552,370
(Gain) loss on disposal of assets	161,487	507,022
(Gain) loss on sale of investments	(1,494,565)	(2,371,430)
Impairment loss on available-for-sale securities	0	0
Deferred income taxes	880,311	2,003,651
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	3,960,579	3,101,524
Excess tax benefits from stock-based compensation	(318,115)	(1,246,101)
Change in operating assets and liabilities:
Accounts receivable, net	(28,907,130)	(20,682,578)
Inventories	(11,997,848)	(3,307,536)
Prepaid expenses and other	11,876,847	4,712,490
Accounts payable	7,515,474	20,777,628
Accrued liabilities, excluding dividends declared	20,435,185	20,995,621

Net cash provided by (used for) operating activities	61,131,521	77,375,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(39,824,858)	(19,436,397)
Proceeds from sale of plant and equipment	0	47,505
(Increase) decrease in investments	5,839,795	38,010,307
(Increase) decrease in other assets	175,419	2,239,006

Net cash provided by (used for) investing activities	(33,809,644)	20,860,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	2,466,307	8,142,192
Cash dividends paid	(17,288,348)	(15,652,134)
Excess tax benefits from stock-based compensation	318,115	1,246,101

Net cash provided by (used for) financing activities	(14,503,926)	(6,263,841)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,817,951	91,972,123
CASH AND CASH EQUIVALENTS, beginning of period	357,986,774	348,349,773

CASH AND CASH EQUIVALENTS, end of period	$370,804,725	$440,321,896

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2011 annual report on Form 10-K.

(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2012, and the results of operations and cash flows for the interim periods presented.

(3)	Adoption of New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends ASC 820 to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amended guidance requires information disclosure regarding transfers between Level 1 and Level 2 of the fair value hierarchy, information disclosure regarding sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-04 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate consecutive statements. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-05 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the effective date of ASU 2011-05 as it pertains to the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-12 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	Investments (continued)

The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total as of March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$370,804,725	$370,804,725	$—	$—
Short-Term Investments:
Government Securities	21,006,150	21,006,150	—	—
U.S. Treasury Notes	25,022,500	—	25,022,500	—
Corporate Bonds	5,730,158	—	5,730,158	—
Other	231,128	231,128	—	—
Long-Term Investments:
Common Stocks	61,462,560	61,462,560	—	—
Mutual Funds – Equity	81,167,814	81,167,814	—	—
Certificate of Deposit	505,390	—	505,390	—
Corporate Bonds	2,665,700	—	2,665,700	—
Other – Equity	353,900	353,900	—	—

Total	$568,950,025	$535,026,277	$33,923,748	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total as of December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$357,986,774	$357,986,774	$—	$—
Short-Term Investments:
Government Securities	35,024,030	35,024,030	—	—
U.S. Treasury Notes	25,044,000	—	25,044,000	—
Corporate Bonds	649,204	—	649,204	—
Other	91,003	91,003	—	—
Long-Term Investments:
Common Stocks	53,554,303	53,554,303	—	—
Mutual Funds – Equity	73,749,772	73,749,772	—	—
Certificate of Deposit	505,390	—	505,390	—
Other – Equity	358,700	358,700	—	—

Total	$546,963,176	$520,764,582	$26,198,594	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	Investments (continued)

The Company determines the fair value of its U.S. Treasury Notes, Government Securities and Corporate Bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market. The Company also refers to third party sources to validate valuations.

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2012 and December 31, 2011:

		Unrealized
	Cost	Gains	Losses	Market value
As of March 31, 2012:
Short-Term Investments:
Government Securities	$21,003,435	$2,888	($173)	$21,006,150
U.S. Treasury Notes	25,016,013	6,487	—	25,022,500
Corporate Bonds	5,757,164	—	(27,006)	5,730,158
Other	231,128	—	—	231,128
Long-Term Investments:
Common Stocks	44,007,773	17,691,650	(236,863)	61,462,560
Mutual Funds-Equity	69,076,447	12,210,061	(118,694)	81,167,814
Certificate of Deposit	505,390	—	—	505,390
Corporate Bonds	2,676,474	—	(10,774)	2,665,700
Other - Equity	338,506	15,394	—	353,900

Total	$168,612,330	$29,926,480	($393,510)	$198,145,300

		Unrealized
	Cost	Gains	Losses	Market value
As of December 31, 2011:
Short-Term Investments:
Government Securities	$35,016,980	$7,090	($40)	$35,024,030
U.S. Treasury Notes	25,025,600	18,400	—	25,044,000
Corporate Bonds	648,879	325	—	649,204
Other	91,003	—	—	91,003
Long-Term Investments:
Common Stocks	42,344,526	12,274,640	(1,064,863)	53,554,303
Mutual Funds-Equity	68,986,676	6,277,183	(1,514,087)	73,749,772
Certificate of Deposit	505,390	—	—	505,390
Other – Equity	338,506	20,194	—	358,700

Total	$172,957,560	$18,597,832	($2,578,990)	$188,976,402

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)	Investments (continued)

Unrealized losses on investments as of March 31, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	($393,510)	$19,619,288
Greater than one year	—	—

Unrealized losses on investments as of December 31, 2011, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	($2,578,990)	$42,845,635
Greater than one year	—	—

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at March 31, 2012.

Fixed income securities as of March 31, 2012, have contractual maturities as follows:

Due within one year	$51,989,936
Due between one and five years	3,171,090
Due over five years	—

$55,161,026

(5)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2012	December 31, 2011
Raw materials	$141,927,724	$129,796,238
Work-in-process	26,323,114	26,367,953
Finished goods	32,500,322	32,589,121

	$200,751,160	$188,753,312

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2012	2011
Numerators:
Numerator for both basic and diluted EPS, net income	$46,344,584	$42,332,882
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	143,502,772	141,860,885
Potentially dilutive shares resulting from stock plans	1,485,229	2,124,959

Denominator for diluted EPS	144,988,001	143,985,844

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be antidilutive	2,233,907	0

(7)	Stock-Based Compensation Plans

At March 31, 2012, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2011, for additional information related to these stock-based compensation plans.

The Company recognized compensation expense for share-based payments of $3,405,554 for the first quarter ended March 31, 2012. Compensation cost capitalized as part of inventory as of March 31, 2012, was $184,462.

Employee Stock Option Plan

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2012	2011
Dividend yield	2.60%	2.73%
Expected volatility	44.07%	40.39%
Risk-free interest rate	1.01%	2.24%
Expected term of options (in years)	4.03	4.05
Weighted-average grant-date fair value	$7.06	$8.36

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(7)	Stock-Based Compensation Plans (continued)

The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

As of March 31, 2012, there was $21,429,863 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

As of March 31, 2012, there was no unrecognized compensation cost under this plan related to share-based payments. Under the shareholder approved plan, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2012, the Company had unearned stock-based compensation of $7,034,435 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter ended March 31, 2012, was $555,025.

(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments.

(9)	The increase in common stock during the three months ended March 31, 2012, was primarily due to the issuance of 147,498 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2012, which resulted in a recorded cash dividend of $0.13 per share. The first quarter dividend of approximately $18,748,000, was declared on February 21, 2012 and was paid on April 20, 2012.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Quarter Ended March 31,
	2012	2011
Revenue:
Automotive Products	$285,684,500	$246,290,778
Other	5,022,262	4,655,119

Total	$290,706,762	$250,945,897

Income (loss) from Operations:
Automotive Products	$65,470,703	$60,411,222
Other	30,260	(320,348)

Total	$65,500,963	$60,090,874

The “Other” segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2012 VERSUS FIRST QUARTER 2011

Net Sales. Net sales for the first quarter of 2012 increased by approximately $39,761,000, or 16%, when compared with the first quarter last year. Net sales of the Company’s automotive mirrors (including features) increased by approximately $39,394,000, or 16%, in the first quarter of 2012, when compared with the first quarter last year, primarily due to 16% increase in auto-dimming mirror unit shipments from approximately 5,418,000 in the first quarter of 2011 to approximately 6,259,000 in the current quarter. This unit increase was primarily due to increased penetration of auto-dimming mirrors and increased light vehicle production in North America and Japan/Korea. Unit shipments to customers in North America for the current quarter increased by 18% compared with the first quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments to the domestic automakers as well as Japanese and European transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 14% compared with the first quarter in 2011, primarily due to increased auto-dimming mirror unit shipments to certain European automakers.

Other net sales increased by approximately $367,000, or 8% for the current quarter versus the same quarter of last year, primarily due to a 48% increase in dimmable aircraft window net sales. Fire protection net sales were flat quarter over quarter and continue to be impacted by the relatively weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.0% in the first quarter of 2011 to 65.3% in the first quarter of 2012. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions, partially offset by purchasing and manufacturing cost reductions.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 23% and approximately $4,300,000 when compared with the same quarter last year, primarily due to additional hiring of employees and outside contract engineering/development services to support new product development projects and program awards.

Selling, general and administrative (S, G & A) expenses increased 7% and approximately $799,000 for the current quarter, when compared with the same quarter last year, primarily due to continued overseas office hiring to support overseas growth, partially offset by foreign exchange rates. Foreign exchange rates accounted for approximately a five percentage point reduction in selling, general and administrative expenses quarter over quarter.

Total Other Income. Total other income for the current quarter decreased by approximately $78,000, when compared with the same quarter last year, primarily due to decreased realized gains on the sale of equity investments.

Taxes. The provision for income taxes varied from the statutory rate for the current quarter, primarily due to the domestic manufacturing deduction.

Net Income. Net income for the first quarter of 2012 increased by approximately $4,012,000, when compared with the same quarter last year, primarily due to increased net sales and gross profit.

FINANCIAL CONDITION:

Cash and cash equivalents as of March 31, 2012, increased approximately $12,818,000 compared to December 31, 2011. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures and dividends paid.

Accounts receivable as of March 31, 2012 increased approximately $28,907,000 compared with December 31, 2011, primarily due to the higher sales level as well as monthly sales within each of those quarters.

Inventory as of March 31, 2012 increased approximately $11,998,000 compared with December 31, 2011, primarily due to higher sales and production levels in conjunction with longer lead times for certain electronic component raw materials inventory.

Long-term investments as of March 31, 2012 increased approximately $17,987,000 compared to December 31, 2011, primarily due to an increase in unrealized gains in equity investments given current market conditions.

Accrued liabilities as of March 31, 2012 increased approximately $21,895,000 compared to December 31, 2011, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.

Cash flow from operating activities for the three months ended March 31, 2012, decreased approximately $16,244,000 to approximately $61,132,000, compared with approximately $77,376,000, during the same period last year, primarily due to changes in working capital, partially offset by increased net income. Capital expenditures for the three months ended March 31, 2012, were approximately $39,825,000, compared with approximately $19,436,000 for the same quarter last year, primarily due to building/improvement related costs and production equipment purchases. Building/improvement related costs were approximately $25,700,000 in the current quarter.

The Company’s existing automotive interior mirror manufacturing facilities in Zeeland and Holland, Michigan, currently have estimated building capacity to manufacture approximately 16-18 million interior mirror units annually, based on current product mix. The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 6 million units annually, based on current product mix.

The Company previously announced the following expansion plans to increase plant capacity in the electronic assembly, final assembly and exterior mirror manufacturing areas:

•

60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus, which is expected to be completed in the second quarter of 2012 with a total estimated cost of approximately $9 million.

•

32,000 square-foot expansion project at the Company’s exterior mirror manufacturing facility in Zeeland, Michigan, which is expected to be completed in the second quarter of 2012 with a total estimated cost of approximately $4 million.

•

125,000 square-foot expansion at the electronic assembly manufacturing facility in Holland, Michigan, which is expected to be completed in mid 2012 with a total estimated cost of approximately $17 million.

•

120,000 square-foot expansion project connecting two manufacturing facilities in Zeeland, Michigan, which is expected to be completed in the second half of 2012 with a total estimated cost of approximately $25 million.

The above expansion projects are expected to be funded from current cash and/or cash equivalents on hand.

After the above expansion projects are completed, the Company estimates that it will have building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based in each case on current product mix.

The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products. As a result, the Company is performing master planning and infrastructure improvements at a 140 acre site (near existing facilities) that the Company currently owns to prepare for its next facility. The timing of new facility construction is still uncertain due to the volatile economic environment, uncertainty in the automotive industry, as well as uncertainties related to the timing of the ramp up of certain products.

Management considers the Company’s working capital and long-term investments totaling approximately $802,319,000 as of March 31, 2012, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

1,971,829 shares remain authorized to be repurchased under the plan as of March 31, 2012.

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

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Management believes there have been no significant changes in those critical accounting policies during the most recently completed quarter.

TRENDS AND DEVELOPMENTS:

The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. The Company is currently shipping auto-dimming mirrors with RCD for 59 vehicle models with 9 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.

In February of 2008, the President signed into law the “Cameron Gulbransen Kids Transportation Safety Act of 2007” (KTSA). The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. Under the Act, NHTSA then had two years to determine how automakers must meet the rules.

NHTSA’s Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States will be required to have backup camera-based systems by September 2014 (the phase-in schedule at that time indicated by NHTSA was that 10% of all cars and 33% of trucks sold in the U.S. must meet the standard by September 2012; 40% of all cars and 67% of trucks by September 2013 and 100% by September 2014). That proposed rule was open for public comment for 60 days, and the issuance of the final rule was expected by February 28, 2011. On March 2, 2011, an update was published in the Federal Register, summarizing a February 25, 2011 letter from the U.S. Secretary of Transportation to Congress indicating that NHTSA would not meet the February 28, 2011 deadline and that the comment period would be re-opened for an additional 45 days to April 18, 2011. In addition, it was announced that NHTSA would hold a public meeting in Washington to exchange ideas on the backover issue, and that NHTSA would also host a technical workshop to address questions regarding the proposed testing procedure and other technical items. The letter further indicated that NHTSA would publish the final rule by December 31, 2011. Also published on March 2, 2011 were a number of revisions, including a change to the phase-in period on the regulation for trucks so that it aligned with the schedule for cars (10% by September 2012, 40% by September 2013 and 100% by September 2014).

In early September 2011, the Department of Transportation (DOT) posted an update on its web site related to the timing of certain events associated with KTSA. The DOT stated that the final rule related to the KTSA was scheduled to go to the OMB by November 3, 2011(actual date of November 16, 2011). It further stated that the rule was expected to receive clearance from the OMB by December 23, 2011; and that the publication date of the final rule would be by December 30, 2011. Notwithstanding these announcements, the final rule is still in the OMB, and Secretary of Transportation Ray LaHood provided an update to Congress on January 10, 2012, indicating that due to many public comments and the complexity of the rule that he believed that the rule would be finalized by February 29, 2012. On February 28, 2012, the Secretary of Transportation Ray LaHood sent a letter to congressional leaders indicating another delay, until December 31, 2012.

Given the recent announcement of the additional delay, there remains a lot of uncertainty among automotive customers. The Company continues to believe that the market for camera displays in vehicles will be divided into two primary market segments. In addition, the Company projects that customers have a multi-prong/location product offering approach for Rear Camera Displays:

1.	The top 20% of the vehicle market will primarily offer the display for a rear camera in the navigation system, with the option of purchasing an RCD mirror.

2.	The remaining portion of the market will offer the camera display in a number of different locations, including the radio, instrument panel, console, and rearview mirror. This is the segment of the market with the greatest and increasing competition.

The Company still believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could utilize rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. The Company continues to believe that this will be a very competitive market, as automotive customers consider different options for the location where that image from the camera can be displayed in the vehicle (i.e. the navigation system, and other radio or multi-purpose displays).

In addition, The Company continues to believe that its RCD Mirror product will be implemented in three overlapping phases by automakers:

1.	Market-Driven Phase: was the time period prior to any legislation through NHTSA’s Notice of Proposed Rulemaking on December 7, 2010.

2.	“Wait and See” Phase: the period of time from when the legislation was signed into law on February 28, 2008, until the currently expected final interpretation date of December 31, 2012.

3.	Implementation Phase: from the time the final rule is issued and will run until full implementation, when 100 percent of all new vehicles in the U.S. under 10,000 lbs. will be required to be equipped with rear cameras and displays (based on the December 7, 2010, NPRM issued by NHTSA). We believe that automaker production cycles currently are being used by OEM’s to set their implementation schedules, absent any final schedule being published by NHTSA.

The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function dirvers-assist features that include headlamp lighting control as one of the multiple functions. While we expect SmartBeam® to help provide growth over the next several years, competition from multiple-function drivers-assist products could impact our expectations. As the Company continues to expand the capabilities of its CMOS (complementary metal oxide semiconductor) imager technology for additional driver-assist features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®.

During the current quarter, the Company announced that SmartBeam® is now offered on the new Ford Taurus. The Company also announced that it started shipping its new vision-based, glare-free high-beam system (known as SmartBeam® DFL (Dynamic Forward Lighting)) for the 2012 BMW 3 Series, available throughout Europe. The new vision-based system consists of a custom CMOS image sensor combined with algorithmic decision-making to offer constant “on” glare-free high beams. The Company is currently shipping auto-dimming mirrors with SmartBeam® for 65 vehicle models to 13 automakers.

The Company previously announced that it was working with PPG Aerospace to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company began delivering windows to the production line during the second quarter of 2010. However, Boeing announced further delays in customer deliveries due to an in-flight issue (unrelated to the Company’s products) experienced back in November of 2010 on a test plane. Boeing delivered the first 787 Dreamliner Series of Aircraft to All Nippon Airways (ANA) on September 27, 2011. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

Flooding in Thailand as a result of heavy rain and monsoons in late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company during the fourth quarter of 2011. The Company did experience sequential improvement in this area during the first quarter of 2012 and currently believes that, barring another natural disaster impacting the supply chain, the costs associated with these supply chain constraints/disruptions will be resolved by the end of the second quarter of 2012. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components that have been affected by recent economic and environmental conditions, including carrying additional inventory. The current environment is constantly changing and it is not known what the ultimate effect of the changing environment will be on the supply chain, global light vehicle production, the auto industry or the Company.

The Company continues to experience significant pricing pressures from its automotive customers and competitors, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose a challenge. In addition, financial pressures and increasing production volumes at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s business, financial condition, and/or results of operations.

The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer preference shift to smaller vehicles, where the Company has a lower penetration rate and lower content per vehicle, due to increasing fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s business, financial condition, and/or results of operations.

Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in delays or cancellations of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This volatility and uncertainty has made it more difficult for the Company to forecast future sales and effectively manage costs, inventory, and utilize capital, engineering, research and development, and human resource investments.

The Company currently estimates that its top line revenue will increase approximately 15% in the second quarter of 2012 compared with the second quarter of 2011, based on the IHS Worldwide March forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. Continuing uncertainties, including the light vehicle production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, sales rates in Asia, North America and Europe, customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies, work stoppages, strikes, etc., which could disrupt Company shipments to customers, make forecasting difficult.

The Company currently expects that its gross margin in the second quarter of 2012 will be approximately in the same range as the gross margin reported in the first quarter of 2012.

The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 15% in the second quarter of 2012 compared with the same quarter in 2011, primarily due to hiring of employee and outside contract engineering/development services to support product development projects and program awards.

Selling, general and administrative expenses are currently expected to increase approximately 10-15% in the second quarter of 2012 compared with the same quarter in 2011, primarily due to continued overseas office hiring to support the Company’s overseas growth. This estimate is based on stable foreign exchange rates.

Based on the IHS March forecast for light vehicle production levels for the entire 2012 year, the Company now estimates that RCD Mirror unit shipments will be approximately flat in calendar year 2012 compared with calendar year 2011.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS March forecast for light vehicle production for the second quarter of 2012 are approximately 3.7 million units for North America, 4.8 million for Europe and 3.4 million for Japan and Korea. IHS March forecast for light vehicle production for calendar year 2012 are approximately 14.6 million for North America, 18.8 million for Europe and 13.8 million for Japan and Korea.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to a other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended March 31, 2012, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has some assets, liabilities and operations outside the United States, including a euro-denominated account, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company could be affected by uncertain economic conditions in foreign markets that can reduce demand for its products.

In light of the on-going financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, business more generally, financial condition, and/or results of operations. The uncertain economic environment continues to cause financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectibility of receivables.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The information called for by this item is provided under the caption “Trends and Developments” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls And Procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2012, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of March 31, 2012, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:

Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in the United States and in international markets, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company’s market share; the ability to control costs, including the ability to achieve purchasing cost reductions, control and leverage fixed overhead costs, and maintain margins; the ability to control E,R&D and S,G&A expenses; customer inventory management; competitive pricing pressures; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company’s customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; the mix of products purchased by customers; the ability to continue to make product innovations; intellectual property litigation risk; the market for Rear Camera Display Mirrors and the success of those products; the success of certain other products (e.g. SmartBeam® and other camera-based product development); and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2011, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 6.	Exhibits

See Exhibit Index on Page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date: May 2, 2012	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date: May 2, 2012	/s/ Steven A. Dykman
Steven A. Dykman
Vice President – Finance and Treasurer
(Principal Financial and Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and an Amendment to Registrant’s Bylaws adopted as of February 16, 2012 was filed as Exhibit 3(b)(ii) to Registrant’s Form 8-K dated February 21, 2012 and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)

Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective

February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(9)	Retirement from Service Agreement between Gentex Corporation and John Arnold was filed as Exhibit 10(b)(9) to registrant’s report on Form 10-Q dated November 3, 2011, and the same is incorporated herein by reference.

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	24

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	25

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	26

*	Indicates a compensatory plan or arrangement.