Form 10-Q
period 2012-06-30
GENTEX CORP
filed 2012-08-02
CIK 355811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012,

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 26, 2012
Common Stock, $.06 Par Value	144,566,141

Exhibit Index located at page 23

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012 (Unaudited)	December 31,2011 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$375,707,033	$357,986,774
Short-term investments	45,947,116	60,808,237
Accounts receivable, net	129,948,477	110,389,715
Inventories	192,330,005	188,753,312
Prepaid expenses and other	32,808,457	34,354,946

Total current assets	776,741,088	752,292,984
PLANT AND EQUIPMENT—NET	326,842,448	282,541,588

OTHER ASSETS

Long-term investments	137,556,403	128,168,165
Patents and other assets, net	12,886,088	13,024,265

Total other assets	150,442,491	141,192,430

Total assets	$1,254,026,027	$1,176,027,002

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$53,514,927	$65,470,573
Accrued liabilities	52,497,356	35,223,927

Total current liabilities	106,012,283	100,694,500

DEFERRED INCOME TAXES	53,323,686	48,213,981

SHAREHOLDERS’ INVESTMENT
Common stock	8,673,968	8,644,174
Additional paid-in capital	410,631,715	395,229,891
Retained earnings	660,271,990	610,702,253
Other shareholders’ investment	15,112,385	12,542,203

Total shareholders’ investment	1,094,690,058	1,027,118,521

Total liabilities and shareholders’ investment	$1,254,026,027	$1,176,027,002

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
NET SALES	$280,255,548	$243,001,541	$570,962,310	$493,947,438
COST OF GOODS SOLD	187,498,242	157,376,970	377,378,511	318,006,130

Gross profit	92,757,306	85,624,571	193,583,799	175,941,308
OPERATING EXPENSES:
Engineering, research and development	22,792,503	20,245,757	46,007,637	39,160,518
Selling, general & administrative	12,452,571	12,131,922	24,562,967	23,443,024

Total operating expenses	35,245,074	32,377,679	70,570,604	62,603,542

Income from operations	57,512,232	53,246,892	123,013,195	113,337,766
OTHER INCOME (EXPENSE)
Investment income	633,700	598,455	1,229,723	1,098,025
Other, net	2,533,783	3,902,721	5,224,120	6,767,539

Total other income	3,167,483	4,501,176	6,453,843	7,865,564

Income before provision for income taxes	60,679,715	57,748,068	129,467,038	121,203,330
PROVISION FOR INCOME TAXES	19,913,176	19,275,899	42,355,915	40,398,279

NET INCOME	$40,766,539	$38,472,169	$87,111,123	$80,805,051

EARNINGS PER SHARE:
Basic	$0.28	$0.27	$0.61	$0.57
Diluted	$0.28	$0.27	$0.60	$0.56
Cash Dividends Declared per Share	$0.13	$0.12	$0.26	$0.24

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Comprehensive income	$34,207,751	$35,965,412	$89,681,305	$83,278,217

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,111,123	$80,805,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,138,931	21,283,279
(Gain) loss on disposal of assets	397,298	539,865
(Gain) loss on sale of investments	(4,235,900)	(5,177,464)
Impairment loss on available-for-sale securities	—	—
Deferred income taxes	1,729,418	7,328,085
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	7,991,705	6,419,575
Excess tax benefits from stock-based compensation	(586,535)	(2,599,659)
Change in operating assets and liabilities:
Accounts receivable, net	(19,558,762)	(16,211,416)
Inventories	(3,576,693)	(18,728,798)
Prepaid expenses and other	3,305,799	765,712
Accounts payable	(11,955,646)	22,987,528
Accrued liabilities, excluding dividends declared	15,768,179	7,203,272

Net cash provided by (used for) operating activities	101,528,917	104,615,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(69,424,380)	(48,995,466)
Proceeds from sale of plant and equipment	10,803	77,509
(Increase) decrease in investments	14,340,148	53,504,964
(Increase) decrease in other assets	(725,542)	2,474,000

Net cash provided by (used for) investing activities	(55,798,971)	7,061,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	7,439,914	14,775,493
Cash dividends paid	(36,036,136)	(32,781,030)
Repurchases of common stock	—	—
Excess tax benefits from stock-based compensation	586,535	2,599,659

Net cash provided by (used for) financing activities	(28,009,687)	(15,405,878)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,720,259	96,270,159
CASH AND CASH EQUIVALENTS, beginning of period	357,986,774	348,349,773

CASH AND CASH EQUIVALENTS, end of period	$375,707,033	$444,619,932

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2011 annual report on Form 10-K.

(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2012, and the results of operations and cash flows for the interim periods presented.

(3)	Adoption of New Accounting Standards

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

The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of June 30, 2012 and December 31, 2011:

As of June 30, 2012:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$375,707,033	$375,707,033	$—	$—
Short-Term Investments:
Government Securities	15,995,000	15,995,000	—	—
U.S. Treasury Notes	25,010,750	—	25,010,750	—
Corporate Bonds	4,670,329	—	4,670,329	—
Other	271,037	271,037	—	—
Long-Term Investments:
Common Stocks	58,278,414	58,278,414	—	—
Mutual Funds—Equity	74,680,329	74,680,329	—	—
Certificate of Deposit	505,390	—	505,390	—
Corporate Bonds	3,734,570	—	3,734,570	—
Other—Equity	357,700	357,700	—	—

Total	$559,210,552	$525,289,513	$33,921,039	$—

As of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$357,986,774	$357,986,774	$—	$—
Short-Term Investments:
Government Securities	35,024,030	35,024,030	—	—
U.S. Treasury Notes	25,044,000	—	25,044,000	—
Corporate Bonds	649,204	—	649,204	—
Other	91,003	91,003	—	—
Long-Term Investments:
Common Stocks	53,554,303	53,554,303	—	—
Mutual Funds—Equity	73,749,772	73,749,772	—	—
Certificate of Deposit	505,390	—	505,390	—
Other—Equity	358,700	358,700	—	—

Total	$546,963,176	$520,764,582	$26,198,594	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(4)	Investments (continued)

The Company determines the fair value of its U.S. Treasury Notes, Government Securities and Corporate Bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market. The Company also refers to third party sources to validate valuations.

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2012 and December 31, 2011:

As of June 30, 2012:

	Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$15,998,699	$300	$(3,999)	$15,995,000
U.S. Treasury Notes	25,006,426	4,324	—	25,010,750
Corporate Bonds	4,675,864	—	(5,535)	4,670,329
Other	271,037	—	—	271,037
Long-Term Investments:
Common Stocks	44,882,474	14,375,674	(979,734)	58,278,414
Mutual Funds—Equity	67,461,376	8,046,348	(827,395)	74,680,329
Certificate of Deposit	505,390	—	—	505,390
Corporate Bonds	3,713,539	21,031	—	3,734,570
Other—Equity	338,506	19,194	—	357,700

Total	$162,853,311	$22,466,871	$(1,816,663)	$183,503,519

As of December 31, 2011:

	Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$35,016,980	$7,090	$(40)	$35,024,030
U.S. Treasury Notes	25,025,600	18,400	—	25,044,000
Corporate Bonds	648,879	325	—	649,204
Other	91,003	—	—	91,003
Long-Term Investments:
Common Stocks	42,344,526	12,274,640	(1,064,863)	53,554,303
Mutual Funds—Equity	68,986,676	6,277,183	(1,514,087)	73,749,772
Certificate of Deposit	505,390	—	—	505,390
Other—Equity	338,506	20,194	—	358,700

Total	$172,957,560	$18,597,832	$(2,578,990)	$188,976,402

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(4)	Investments (continued)

Unrealized losses on investments as of June 30, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$(1,816,663)	$40,106,822
Greater than one year	—	—

Unrealized losses on investments as of December 31, 2011 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$(2,578,990)	$42,845,635
Greater than one year	—	—

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at June 30, 2012.

Fixed income securities as of June 30, 2012, have contractual maturities as follows:

Due within one year	$45,947,116
Due between one and five years	4,239,960
Due over five years	—

Total	$50,187,076

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2012	December 31, 2011
Raw materials	$129,958,819	$129,796,238
Work-in-process	28,844,198	26,367,953
Finished goods	33,526,988	32,589,121

Total Inventory	$192,330,005	$188,753,312

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerators:
Numerator for both basic and diluted EPS, net income	$40,766,539	$38,472,169	$87,111,123	$80,805,051

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	143,722,329	142,279,210	143,610,898	142,071,203
Potentially dilutive shares resulting from stock plans	1,019,028	1,917,784	1,243,334	1,992,412

Denominator for diluted EPS	144,741,357	144,196,994	144,854,232	144,063,615

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,513,682	1,078,512	2,906,932	307,231

(7)	Stock-Based Compensation Plans

At June 30, 2012, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2011, for additional information related to these stock-based compensation plans.

The Company recognized compensation expense for share-based payments of $3,554,026 and $6,959,580 for the second quarter and six months ended June 30, 2012, respectively. Compensation cost capitalized as part of inventory as of June 30, 2012, was $199,263.

Employee Stock Option Plan

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend Yield	2.63%	2.68%	2.62%	2.71%
Expected volatility	44.51%	40.80%	44.29%	40.59%
Risk-free interest rate	0.72%	1.62%	0.87%	1.93%
Expected term of options (years)	4.04	4.05	4.04	4.05
Weighted-avg. grant date fair value	$5.91	$8.13	$6.44	$8.24

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(7)	Stock-Based Compensation Plans (continued)

The Company determined that all employee groups exhibit similar exercise and post-vesting termination behavior to determine the expected term. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

As of June 30, 2012, there was $21,595,931 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

In May 2012, an Amended and Restated Nonemployee Director Stock Option Plan, covering a total of 500,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 42,000 shares under the new director plan through June 30, 2012. As of June 30, 2012, there was $249,887 of unrecognized compensation cost under the director plans related to share-based payments. Under the shareholder approved plans, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a Restricted Stock Plan covering 2,000,000 shares of common stock that was approved by the shareholders. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2012, the Company had unearned stock-based compensation of $7,494,250 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the second quarter and six months ended June 30, 2012, was $477,099 and $1,032,125, respectively.

(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments.

(9)	The increase in common stock during the six months ended June 30, 2012, was primarily due to the issuance of 496,578 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2012, which resulted in a recorded cash dividend of $0.13 per share. The first quarter dividend of approximately $18,794,000 was declared on May 24, 2012 and was paid on July 20, 2012.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

(Unaudited)

(10)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Automotive Products	$274,820,852	$238,191,803	$560,505,352	$484,482,581
Other	5,434,696	4,809,738	10,456,958	9,464,857

Total	$280,255,548	$243,001,541	$570,962,310	$493,947,438

Income(loss) from Operations
Automotive Products	$57,139,415	$53,515,749	$122,610,118	$113,926,971
Other	372,817	(268,857)	403,077	(589,205)

Total	$57,512,232	$53,246,892	$123,013,195	$113,337,766

The “Other segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2012 VERSUS SECOND QUARTER 2011

Net Sales. Net sales for the second quarter of 2012 increased by approximately $37,254,000, or 15%, when compared with the second quarter last year. Net sales of the Company’s automotive mirrors (including features) increased by approximately $36,629,000, or 15%, in the second quarter of 2012, when compared with the second quarter last year, primarily due to 19% increase in auto-dimming mirror unit shipments from approximately 5,094,000 in the second quarter of 2011 to approximately 6,042,000 in the current quarter. This unit increase was primarily due to increased penetration of auto-dimming mirrors and increased light vehicle production in North America and Japan/Korea. Unit shipments to customers in North America for the current quarter increased by 33% compared with the second quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments to the Japanese transplant and domestic automakers. Mirror unit shipments for the current quarter to automotive customers outside North America increased by 10% compared with the second quarter in 2011, primarily due to increased auto-dimming mirror unit shipments to certain Japanese automakers.

Other net sales increased by approximately $625,000, or 13% for the current quarter versus the same quarter of last year, primarily due to an increase in dimmable aircraft window net sales, partially offset by a 7% decline in fire protection net sales quarter over quarter. The quarter-over-quarter increase in dimmable window net sales was primarily due to increased unit shipments for the Boeing 787 Dreamliner series of aircraft. Fire protection net sales continue to be impacted by the relatively weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.8% in the second quarter of 2011 to 66.9% in the second quarter of 2012. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions and product mix, partially offset by purchasing cost reductions. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter increased 13% and approximately $2,547,000 when compared with the same quarter last year, primarily due to additional hiring of employees to support new product development projects and program awards.

Selling, general and administrative (S, G & A) expenses increased 3% and approximately $321,000 for the current quarter, when compared with the same quarter last year, primarily due to continued overseas office hiring to support our overseas growth, partially offset by foreign exchange rates. Foreign exchange rates accounted for approximately a five percentage point reduction in selling, general and administrative expenses quarter over quarter.

Total Other Income. Total other income for the current quarter decreased by approximately $1,334,000, when compared with the same quarter last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account.

Taxes. The provision for income taxes varied from the statutory rate for the current quarter, primarily due to the domestic manufacturing deduction.

Net Income. Net income for the second quarter of 2012 increased by approximately $2,294,000, when compared with the same quarter last year, primarily due to increased net sales and gross profit.

SIX MONTHS ENDED JUNE 30, 2012, VS. SIX MONTHS ENDED JUNE 30, 2011

Net Sales. Net sales for the six months ended June 30, 2012 increased by approximately $77,015,000, or 16%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $76,023,000, or 16% period over period, as auto-dimming mirror unit shipments increased by 17% period over period from approximately 10,512,000 in the first six months of 2011 to approximately 12,307,000 in the first six months of 2012. The increase was primarily due to increased light vehicle production in North America and Japan/Korea as well as increased penetration of auto-dimming mirrors on 2012 model year vehicles. Unit shipments to customers in North America increased by 25% during the first six months of 2012 versus the same period in 2011, primarily due to increased auto-dimming mirror unit shipments for domestic automakers as well as Japanese and European transplant automakers. Mirror unit shipments to automotive customers outside North America increased by 12% period over period, primarily due to increased auto-dimming mirror unit shipments to certain European and Japanese automakers.

Other net sales increased by 10% period over period, due to an increase in dimmable window sales, partially offset by a 3% decrease in fire protection sales period over period. The period over period increase in dimmable window net sales was primarily due to increased unit shipments for the Boeing 787 Dreamliner series of aircraft. Fire protection net sales continue to be impacted by the relatively weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.4% in the six months ended June 30, 2011, to 66.1% in the six months ended June 30, 2012. This percentage increase primarily reflected the impact of annual automotive customer price reductions, partially offset by purchasing cost reductions.

Operating Expenses. For the six months ended June 30, 2012, engineering, research and development expenses increased 17% and approximately $6,847,000, when compared with the same period last year, primarily due to additional hiring of employee and outside contract engineering/development services to support new product development projects and program awards.

Selling, general and administrative expenses increased 5% and approximately $1,120,000 for the six months ended June 30, 2012, when compared with the same period last year, primarily due to continued overseas office hiring to support our overseas growth, partially offset by foreign exchange rates. Foreign exchange rates accounted for approximately a five percentage point reduction in selling, general and administrative expenses period over period.

Total Other Income. Total other income for the six months ended June 30, 2012, decreased by approximately $1,412,000, when compared with the same period last year, primarily due to changes in the foreign currency rate related to the Company’s Euro denominated account and reduced realized gains on the sale of equity investments. Each factor accounted for approximately half of the decline in total other income.

Taxes. The provision for income taxes varied from the statutory rate during the six months ended June 30, 2012, primarily due to the domestic manufacturing deduction.

Net Income. Net income increased by approximately $6,306,000 for the six months ended June 30, 2012, when compared with the same period last year, primarily due to increased net sales and gross profit.

FINANCIAL CONDITION:

Cash and cash equivalents as of June 30, 2012, increased approximately $17,720,000 compared to December 31, 2011. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures and dividends paid.

Short-term investments as of June 30, 2012 decreased approximately $14,861,000 compared with December 31, 2011, primarily due to fixed income investment maturities.

Accounts receivable as of June 30, 2012 increased approximately $19,559,000 compared with December 31, 2011, primarily due to the higher sales level as well as monthly sales within each of those quarters.

Long-term investments as of June 30, 2012 increased approximately $9,388,000 compared to December 31, 2011, primarily due to an increase in unrealized gains in equity investments as a result of current market conditions.

Accrued liabilities as of June 30, 2012 increased approximately $17,273,000 compared to December 31, 2011, primarily due to changes in accrued compensation, reflecting the timing of certain compensation payments.

Cash flow from operating activities for the six months ended June 30, 2012, decreased approximately $3,086,000 to approximately $101,529,000, compared with approximately $104,615,000, during the same period last year, primarily due to changes in working capital, partially offset by increased net income. Capital expenditures for the six months ended June 30, 2012, were approximately $69,424,000, compared with approximately $48,995,000 for the same period last year, primarily due to building/improvement related costs and production equipment purchases. Building/improvement related costs were approximately $45,000,000 in the first six months of 2012.

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

The Company previously announced the following expansion plans to increase plant capacity in the electronic assembly, final assembly and exterior mirror manufacturing areas:

•	60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus, which was completed in the second quarter of 2012 with a total cost of approximately $11.5 million.

•

32,000 square-foot expansion project at the Company’s exterior mirror manufacturing facility in Zeeland, Michigan, which was completed in the second quarter of 2012 with a cost of approximately $4 million.

•

125,000 square-foot expansion at the electronic assembly manufacturing facility in Holland, Michigan, which is expected to be completed in the third quarter of 2012 with a total estimated cost of approximately $17 million. Production equipment moves/transfers began during the second quarter and are expected to continue through the third quarter of 2012.

•

120,000 square-foot expansion project connecting two manufacturing facilities in Zeeland, Michigan, which is expected to be completed by the end of calendar year 2012 with a total estimated cost of approximately $25 million.

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

Management considers the Company’s working capital and long-term investments totaling approximately $808,285,000 as of June 30, 2012, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
June 30, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
June 30, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
June 30, 2007	447,710	7,328,015
June 30, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128

Total	26,028,171	$380,900,454

1,971,829 shares remain authorized to be repurchased under the plan as of June 30, 2012.

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

TRENDS AND DEVELOPMENTS:

The Company previously announced a number of OEM and dealer or port-installed programs for its Rear Camera Display (RCD) Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time. During the current quarter, the Company announced that its RCD Mirror is offered on the Mazda CX-5 for the Japanese market. The auto-dimming RCD Mirror for the Mazda CX-5 shows the view from the backup camera, but also, with the press of a button, shows the view along the passenger side of the vehicle from a camera located in the exterior mirror. The Company is currently shipping auto-dimming mirrors with RCD for 60 vehicle models with 10 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.

The “Cameron Gulbransen Kids Transportation Safety Act of 2007” (KTSA) and the pending requirement that all new vehicles in the United States will be required to be equipped with cameras and rear camera displays by September 2014 has been delayed three times. Notwithstanding these delays, the final rule is still in the Office of Management and Budget (OMB), and the Secretary of Transportation Ray LaHood indicated that the final rule is currently expected by December 31, 2012.

The Company’s RCD mirrors have always been sold to automakers that have multiple options for where the Rear Camera Display is located. While there continues to be a lot of uncertainty among the Company’s current RCD mirror automotive customers as a result of the rulemaking delays, the Company has recently confirmed that four of its customers are changing their primary Rear Camera Display location from the mirror to a radio display location in the center console. The impact of two of those customer location changes are expected to materially impact the Company’s RCD mirror unit shipments negatively in the 2013 calendar year. The RCD location changes at the other two customers will begin to materially impact the Company’s RCD mirror unit shipments negatively beginning in calendar year 2014. It is the Company’s understanding that these location change decisions were primarily driven to reduce cost. The radio location is now expected to be the primary rear camera display location for these four automakers.

The Company continues to believe that most automakers will continue to have a multi-pronged location approach for rear camera displays, with the market divided into two primary market segments:

1.	The top 20% of the vehicle market will primarily offer the display for a rear camera in the navigation system, with the option of purchasing an RCD mirror, and

2.	The remaining portion of the market will offer the camera display in a number of different locations, including the radio, instrument panel, console, and rearview mirror. This is the segment of the market with the greatest and increasing competition.

The Company still believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could utilize rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. The Company also continues to believe that this will be a very competitive market, as automotive customers consider different options for the location where that image from the camera can be displayed in the vehicle (i.e. the navigation system, and other radio or multi-purpose displays).

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

The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function drivers-assist features that include headlamp lighting control as one of the multiple functions. While we expect SmartBeam® to help provide growth over the next several years, competition from multiple-function drivers-assist products could impact our expectations. As the Company continues to expand the capabilities of its CMOS (complementary metal oxide semiconductor) imager technology for additional features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®.

The Company previously announced that it has begun shipping its new vision-based, glare-free high-beam system (known as SmartBeam® DFL (Dynamic Forward Lighting)). The new DFL vision-based system consists of a custom CMOS image sensor combined with algorithmic decision-making to offer constant “on” glare-free high beams.

During the current quarter, the Company announced that it is supplying auto-dimming mirrors with a new, camera-based driver-assist system for the 2013 Ford Explorer. The Company’s new driver-assist system uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye®, the global pioneer in the development of vision-based driver-assistance systems. The Automatic-High-Beam Control turns a vehicle’s high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle’s lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror. The Company also recently announced that it is supplying auto-dimming mirrors with the Company’s own SmartBeam® lighting assist system, as well as auto-dimming mirrors with a camera-based driver-assist system (Automatic-High-Beam Control, Lane Keeping and Driver Alert) for the new 2013 Lincoln MKS and the 2013 Lincoln MKT. The Company is currently shipping auto-dimming mirrors with SmartBeam® and/or Driver-Assist features for 68 vehicle models to 13 automakers.

On June 25, 2012, American Vehicular Sciences LLC (“AVS”) filed 4 patent infringement complaints, in the United States District Court, in the Eastern District of Texas, which names the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleges that the Company’s SmartBeam product infringes one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415) AVS alleges that the Company’s monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012, and is currently evaluating the allegations of infringement. The Company is uncertain of what impact, if any, the above claims may potentially have on its business.

The Company previously announced that it was working with PPG Aerospace to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. As previously announced, Boeing delivered the first 787 Dreamliner Series of Aircraft to All Nippon Airways (ANA) on September 27, 2011. The Company and PPG Aerospace previously announced that they will work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

There recently was a news report that ANA was not satisfied with the darkness level of the aircraft windows that the Company supplies with PPG Aerospace. That story was refuted the next day in a blog posted by airlinereporter.com.

Flooding in Thailand as a result of heavy rain and monsoons in late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company during the fourth quarter of 2011. The Company did experience sequential improvement in this area during the first and second quarters of 2012. The costs associated with these particular supply chain constraints/disruptions have been resolved as of June 30, 2012, barring another natural disaster impacting the supply chain. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components, including carrying additional inventory.

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

The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, and consumer preference shift to smaller vehicles, where the Company has a lower penetration rate and lower content per vehicle, due to increasing fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s business, financial condition, and/or results of operations.

Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in delays or cancellations of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This volatility and uncertainty have made it more difficult for the Company to forecast future sales and effectively manage costs, inventory, and utilize capital, engineering, research and development, and human resource investments.

During the current quarter, the Company negotiated a long term agreement with VW/Audi in the ordinary course of the Company’s business. Under the agreement, the Company is the exclusive supplier of all interior and exterior auto-dimming rearview mirror products sourced through December 31, 2018.

The Company currently estimates that its top line revenue will be in the range of flat to an increase of 5% in the third quarter of 2012 compared with the third quarter of 2011, based on the IHS Worldwide June forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. Continuing uncertainties, including the light vehicle production levels, supplier part shortages, automotive plant shutdowns, sales rates in Europe, North America and Asia, customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies, work stoppages, strikes, etc., which could disrupt Company shipments to customers, make forecasting difficult. The Company also continues to experience increasing volatility with customer orders within its 12-week customer release window with some customers, including tier 1 mirror suppliers, revising orders at the last minute.

The Company currently expects that its gross margin in the third quarter of 2012 will improve approximately 50 basis points compared to the gross margin reported in the second quarter of 2012, primarily due to production efficiencies.

The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 10% in the third quarter of 2012 compared with the same quarter in 2011, primarily due to hiring of employee and outside contract engineering/development services to support product development projects and program awards.

Selling, general and administrative expenses are currently expected to increase approximately 5% in the third quarter of 2012 compared with the same quarter in 2011, primarily due to continued overseas office hiring to support the Company’s overseas growth. This estimate is based on stable foreign exchange rates.

Based on the IHS June forecast for light vehicle production levels for the entire 2012 year, the Company continues to estimate that RCD Mirror unit shipments will be approximately flat in calendar year 2012 compared with calendar year 2011.

Based on the IHS June forecast for light vehicle production levels for the entire 2012 year, the Company now estimates that SmartBeam® unit shipments will increase approximately 20-25% in calendar year 2012 compared with calendar year 2011. This downward revision to our previous 2012 SmartBeam guidance is primarily due to lower take rates and packaging changes at certain European customers, and declines in European light vehicle production on vehicle models that offer SmartBeam (our SmartBeam products are predominantly sold in Europe). The Company does not believe that this is a long-term trend, as there continues to be significant interest in the SmartBeam product globally.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS June forecast for light vehicle production for the third quarter of 2012 are approximately 3.4 million units for North America, 4.2 million for Europe and 3.5 million for Japan and Korea. The IHS June forecast for light vehicle production for calendar year 2012 are approximately 14.9 million for North America, 18.9 million for Europe and 14.1 million for Japan and Korea.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to a other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended June 30, 2012, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2012, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of June 30, 2012, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:

Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in the United States and in international markets, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company’s market share; the ability to control costs, including the ability to achieve purchasing and manufacturing cost reductions, control and leverage fixed overhead costs, and maintain margins; and the ability to control E,R&D and S,G&A expenses. Additionally, these risks include competitive pricing pressures; the mix of products purchased by customers; the market for and the success of certain of the Company’s mirror products (e.g. Rear Camera Display, SmartBeam®, other camera-based driver-assist and lighting-assist products), including vehicle model penetration and option take rates; intellectual property litigation risk; the ability to continue to make product innovations; customer inventory management; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company’s customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II—OTHER INFORMATION

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

See Exhibit Index on Page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date: August 2, 2012	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on
behalf of Gentex Corporation

Date: August 2, 2012	/s/ Steven A. Dykman
Steven A. Dykman
Vice President – Finance and Treasurer
(Principal Financial and Accounting Officer) on
behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and an Amendment to the Registrant’s Restated Articles of Incorporation, adopted as of May 18, 2012, were filed as Exhibit 3.1(i) to the Registrant’s Form 8-K dated May 22, 2012, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and an Amendment to Registrant’s Bylaws adopted as of February 16, 2012 was filed as Exhibit 3(b)(ii) to Registrant’s Form 8-K dated February 21, 2012 and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)

Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director

Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(9)	Retirement from Service Agreement between Gentex Corporation and John Arnold was filed as Exhibit 10(b)(9) to registrant’s report on Form 10-Q dated November 3, 2011, and the same is incorporated herein by reference.

*10(b)(10)	Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, effective February 16, 2012 and approved by the shareholders on May 17, 2012.	25

*10(b)(11)	Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan.	28

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	30

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	31

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	32

*	Indicates a compensatory plan or arrangement.