Form 10-Q
period 2012-09-30
GENTEX CORP
filed 2012-11-01
CIK 355811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012, or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 24, 2012
Common Stock, $.06 Par Value	142,753,791

Exhibit Index located at page 26

PART I —FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$381,101,955	$357,986,774
Short-term investments	21,522,299	60,808,237
Accounts receivable, net	126,272,547	110,389,715
Inventories	177,119,455	188,753,312
Prepaid expenses and other	33,725,210	34,354,946

Total current assets	739,741,466	752,292,984
PLANT AND EQUIPMENT—NET	341,854,037	282,541,588
OTHER ASSETS
Long-term investments	145,087,877	128,168,165
Patents and other assets, net	28,220,949	13,024,265

Total other assets	173,308,826	141,192,430

Total assets	$1,254,904,329	$1,176,027,002

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accounts payable	$52,234,323	$65,470,573
Accrued liabilities	52,023,258	35,223,927

Total current liabilities	104,257,581	100,694,500
DEFERRED INCOME TAXES	58,001,501	48,213,981
SHAREHOLDERS’ INVESTMENT
Common stock	8,565,227	8,644,174
Additional paid-in capital	410,922,622	395,229,891
Retained earnings	655,040,546	610,702,253
Other shareholders’ investment	18,116,852	12,542,203

Total shareholders’ investment	1,092,645,247	1,027,118,521

Total liabilities and shareholders’ investment	$1,254,904,329	$1,176,027,002

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
NET SALES	$268,248,089	$269,467,967	$839,210,399	$763,415,405
COST OF GOODS SOLD	178,132,021	174,182,650	555,510,532	492,188,780

Gross profit	90,116,068	95,285,317	283,699,867	271,226,625
OPERATING EXPENSES:
Engineering, research and development	20,434,012	20,668,537	66,441,649	59,829,055
Selling, general & administrative	12,058,701	12,370,000	36,621,668	35,813,024

Total operating expenses	32,492,713	33,038,537	103,063,317	95,642,079

Income from operations	57,623,355	62,246,780	180,636,550	175,584,546
OTHER INCOME (EXPENSE)
Investment income	586,517	543,996	1,816,240	1,642,021
Other, net	3,476,189	1,707,840	8,700,309	8,475,379

Total other income	4,062,706	2,251,836	10,516,549	10,117,400

Income before provision for income taxes	61,686,061	64,498,616	191,153,099	185,701,946
PROVISION FOR INCOME TAXES	19,808,978	21,101,552	62,164,893	61,499,831

NET INCOME	$41,877,083	$43,397,064	$128,988,206	$124,202,115

EARNINGS PER SHARE:
Basic	$0.29	$0.30	$0.90	$0.87
Diluted	$0.29	$0.30	$0.89	$0.86

Cash Dividends Declared per Share	$0.13	$0.12	$0.39	$0.36

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Comprehensive income	$44,881,550	$26,328,790	$134,562,855	$109,607,007

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,988,206	$124,202,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,620,512	33,310,248
(Gain) loss on disposal of assets	327,382	838,359
(Gain) loss on sale of investments	(7,578,955)	(7,390,376)
Deferred income taxes	2,923,004	3,027,961
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	12,361,993	10,184,719
Excess tax benefits from stock-based compensation	(641,072)	(3,361,960)
Change in operating assets and liabilities:
Accounts receivable, net	(15,882,832)	(34,391,598)
Inventories	11,633,857	(50,402,115)
Prepaid expenses and other	4,403,912	6,319,685
Accounts payable	(13,236,250)	29,862,133
Accrued liabilities, excluding dividends declared	15,529,686	13,232,767

Net cash provided by (used for) operating activities	176,449,443	125,431,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(97,597,283)	(84,994,919)
Proceeds from sale of plant and equipment	1,012,608	177,132
(Increase) decrease in investments	38,774,729	31,358,531
(Increase) decrease in other assets	(16,036,911)	1,560,369

Net cash provided by (used for) investing activities	(73,846,857)	(51,898,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	8,417,982	21,815,871
Cash dividends paid	(54,829,734)	(49,955,251)
Repurchases of common stock	(33,716,725)	—
Excess tax benefits from stock-based compensation	641,072	3,361,960

Net cash provided by (used for) financing activities	(79,487,405)	(24,777,420)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,115,181	48,755,631
CASH AND CASH EQUIVALENTS, beginning of period	357,986,774	348,349,773

CASH AND CASH EQUIVALENTS, end of period	$381,101,955	$397,105,404

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2011 annual report on Form 10-K.

(2)	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2012, and the results of operations and cash flows for the interim periods presented.

(3)	Adoption of New Accounting Standards

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments (continued)

The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of September 30, 2012 and December 31, 2011:

As of September 30, 2012:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$381,101,955	$381,101,955	$—	$—
Short-Term Investments:
Government Securities	21,298,865	21,298,865	—	—
Other	223,434	223,434	—	—
Long-Term Investments:
Common Stocks	53,999,028	53,999,028	—	—
Mutual Funds – Equity	79,157,147	79,157,147	—	—
Certificate of Deposit	510,881	—	510,881	—
Corporate Bonds	5,813,721	—	5,813,721	—
Government Securities	5,001,700	5,001,700
Other – Equity	605,400	605,400	—	—

Total	$547,712,131	$541,387,529	$6,324,602	$—

As of December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$357,986,774	$357,986,774	$—	$—
Short-Term Investments:
Government Securities	35,024,030	35,024,030	—	—
U.S. Treasury Notes	25,044,000	—	25,044,000	—
Corporate Bonds	649,204	—	649,204	—
Other	91,003	91,003	—	—
Long-Term Investments:
Common Stocks	53,554,303	53,554,303	—	—
Mutual Funds – Equity	73,749,772	73,749,772	—	—
Certificate of Deposit	505,390	—	505,390	—
Other – Equity	358,700	358,700	—	—

Total	$546,963,176	$520,764,582	$26,198,594	$—

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

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2012 and December 31, 2011:

As of September 30, 2012:

	Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$21,295,669	$3,346	$(150)	$21,298,865
Other	223,434	—	—	223,434
Long-Term Investments:
Common Stocks	40,253,871	14,267,950	(522,793)	53,999,028
Mutual Funds – Equity	68,100,189	11,251,594	(194,636)	79,157,147
Certificate of Deposit	510,881	—	—	510,881
Corporate Bonds	5,789,019	29,090	(4,388)	5,813,721
Government Securities	5,000,217	1,483	—	5,001,700
Other – Equity	588,506	16,894	—	605,400

Total	$141,761,786	$25,570,357	$(721,967)	$166,610,176

As of December 31, 2011:

	Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$35,016,980	$7,090	$(40)	$35,024,030
U.S. Treasury Notes	25,025,600	18,400	—	25,044,000
Corporate Bonds	648,879	325	—	649,204
Other	91,003	—	—	91,003
Long-Term Investments:
Common Stocks	42,344,526	12,274,640	(1,064,863)	53,554,303
Mutual Funds – Equity	68,986,676	6,277,183	(1,514,087)	73,749,772
Certificate of Deposit	505,390	—	—	505,390
Other – Equity	338,506	20,194	—	358,700

Total	$172,957,560	$18,597,832	$(2,578,990)	$188,976,402

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(4) Investments (continued)

Unrealized losses on investments as of September 30, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$(721,967)	$16,082,527
Greater than one year	—	—

Unrealized losses on investments as of December 31, 2011 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$(2,578,990)	$42,845,635
Greater than one year	—	—

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provided guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at September 30, 2012.

Fixed income securities as of September 30, 2012, have contractual maturities as follows:

Due within one year	$21,522,299
Due between one and five years	11,326,302
Due over five years	—

Total	$32,848,601

(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2012	December 31, 2011
Raw materials	$123,610,871	$129,796,238
Work-in-process	28,422,502	26,367,953
Finished goods	25,086,082	32,589,121

Total Inventory	$177,119,455	$188,753,312

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerators:
Numerator for both basic and diluted EPS, net income	$41,877,083	$43,397,064	$128,988,206	$124,202,115

Denominators:
Denominator for basic EPS, weighted-average shares outstanding	143,027,693	142,681,780	143,415,077	142,276,965

Potentially dilutive shares resulting from stock plans	556,682	1,633,240	1,002,142	1,859,434

Denominator for diluted EPS	143,584,375	144,315,020	144,417,219	144,136,399

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	5,332,661	1,716,832	3,289,832	1,097,397

(7)	Stock-Based Compensation Plans

At September 30, 2012, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2011, for additional information related to these stock-based compensation plans.

The Company recognized compensation expense for share-based payments of $3,811,242 and $10,770,822 for the third quarter and nine months ended September 30, 2012, respectively. Compensation cost capitalized as part of inventory as of September 30, 2012, was $159,359.

Employee Stock Option Plan

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stock-Based Compensation Plans (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend Yield (1)	2.67%	2.65%	2.64%	2.69%
Expected volatility (2)	46.91%	42.21%	45.17%	41.13%
Risk-free interest rate (3)	0.64%	0.98%	0.79%	1.61%
Expected term of options (years) (4)	4.05	4.05	4.04	4.05
Weighted-avg. grant date fair value	$5.23	$7.10	$6.09	$7.82

(1)	Represents the Company’s estimated cash dividend yield over the expected term of option grant.
(2)	Amount is determined based on analysis of historical price volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over a period equal to the expected term of the option grant.
(3)	Represents the U.S. Treasury yield over the expected term of the option grant.
(4)	Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the Company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.

Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

As of September 30, 2012, there was $21,638,194 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

In May 2012, the 2012 Amended and Restated Nonemployee Director Stock Option Plan, covering a total of 500,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 42,000 shares under the new director plan through September 30, 2012. As of September 30, 2012, there was $85,680 of unrecognized compensation cost under the director plans related to share-based payments. Under the shareholder approved plans, the option exercise price equals the stock’s market price on date of grant. The options vest after six months, and expire after ten years.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) Stock-Based Compensation Plans (continued)

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2012, the Company had unearned stock-based compensation of $8,075,014 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the third quarter and nine months ended September 30, 2012, was $559,046 and $1,591,171, respectively.

(8)	Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for items such as unrealized gains and losses on investments and foreign currency translation adjustments.

(9)	The decrease in common stock during the nine months ended September 30, 2012, was primarily due to repurchase of 1,971,829 shares pursuant to the Company’s previously announced share repurchase plan for approximately $33,717,000, partially offset by the issuance of 656,057 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2012, which resulted in a recorded cash dividend of $0.13 per share in each of the first, second and third quarters of 2012. The third quarter dividend of approximately $18,558,000 was declare d on August 21, 2012 and was paid on October 19, 2012.

(10)	Contingencies

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

On June 25, 2012, American Vehicular Sciences LLC (“AVS”) filed 4 patent infringement complaints in the United States District Court in the Eastern District of Texas, which names the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleges that the Company’s SmartBeam product infringes one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleges that the Company’s monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints. In its answers the Company denies infringement and contributing to and/or including others to infringe, and further denies that AVS is entitled to any relief. In addition, the Company has provided affirmative defenses, including but not limited to non-infringement and invalidity, of the claims underlying the AVS allegations. The Company is uncertain of what impact, if any, the above claims may potentially have on its business.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(11)	The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Automotive Products	$261,910,519	$263,964,999	$822,415,871	$748,447,580
Other	6,337,570	5,502,968	16,794,528	14,967,825

Total	$268,248,089	$269,467,967	$839,210,399	$763,415,405

Income(loss) from Operations
Automotive Products	$56,193,764	$61,903,838	$178,803,882	$175,830,809
Other	1,429,591	342,942	1,832,668	(246,263)

Total	$57,623,355	$62,246,780	$180,636,550	$175,584,546

The “Other segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2012 VERSUS THIRD QUARTER 2011

Net Sales. Net sales for the third quarter of 2012 were relatively flat when compared with the third quarter last year. Net sales of the Company’s automotive mirrors (including features) decreased by approximately $2,054,000, or 1%, in the third quarter of 2012, when compared with the third quarter last year, primarily due to the impact of annual customer price reductions and a higher mix of base auto-dimming mirrors, mostly offset by a 5% increase in auto-dimming mirror unit shipments from approximately 5,556,000 in the third quarter of 2011 to approximately 5,834,000 in the current quarter. This increase in unit shipments was primarily due to increased penetration of auto-dimming mirrors and increased light vehicle production in North America. Unit shipments to customers in North America for the current quarter increased by 22% compared with the third quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments to certain domestic and transplant automakers. Mirror unit shipments for the current quarter to automotive customers outside North America decreased by 4% compared with the third quarter in 2011, primarily due to decreased auto-dimming mirror unit shipments to certain European and Japanese automakers.

Other net sales increased by approximately $835,000, or 15% for the current quarter versus the same quarter of last year, primarily due to an increase in dimmable aircraft window net sales, partially offset by a 9% decline in fire protection net sales quarter over quarter. The quarter-over-quarter increase in dimmable window net sales was primarily due to increased unit shipments of dimmable aircraft windows. Fire protection net sales continue to be impacted by the relatively weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.6% in the third quarter of 2011 to 66.4% in the third quarter of 2012. This quarter-over-quarter percentage increase in cost of goods sold primarily reflected the impact of annual automotive customer price reductions and product mix, partially offset by purchasing cost reductions. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the current quarter decreased 1% and approximately $235,000 when compared with the same quarter last year, primarily due to reduced costs associated with outside contract engineering/development services.

Selling, general and administrative (S, G & A) expenses decreased 3% and approximately $311,000 for the current quarter, when compared with the same quarter last year, primarily due to the impact of favorable foreign exchange rates.

Total Other Income. Total other income for the current quarter increased by approximately $1,811,000 when compared with the same quarter last year, primarily due to increased realized gains on the sale of equity investments.

Taxes. The provision for income taxes varied from the statutory rate for the current quarter, primarily due to the domestic manufacturing deduction.

Net Income. Net income for the third quarter of 2012 decreased by approximately $1,520,000, when compared with the same quarter last year, primarily due to decreased gross profit.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

Net Sales. Net sales for the nine months ended September 30, 2012 increased by approximately $75,795,000, or 10%, when compared with the same period last year. Net sales of the Company’s automotive mirrors increased by approximately $73,968,000, or 10% period over period, as auto-dimming mirror unit shipments increased by 13% from approximately 16,068,000 in the first nine months of 2011 to approximately 18,141,000 in the first nine months of 2012. The increase was primarily due to increased light vehicle production in North America and Japan/Korea as well as increased penetration of auto-dimming mirrors on 2012 model year vehicles. Unit shipments to customers in North America increased by 24% during the first nine months of 2012 versus the same period in 2011, primarily due to increased auto-dimming mirror unit shipments to certain transplant and domestic automakers. Mirror unit shipments to automotive customers outside North America increased by 7% period over period, primarily due to increased auto-dimming mirror unit shipments to certain Japanese and European automakers.

Other net sales increased by approximately $1,827,000 or 12% period over period, due to an increase in dimmable window sales, partially offset by a 5% decrease in fire protection sales period over period. The period over period increase in dimmable window net sales was primarily due to increased unit shipments of dimmable aircraft windows. Fire protection net sales continue to be impacted by the relatively weak commercial construction market.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.5% in the nine months ended September 30, 2011, to 66.2% in the nine months ended September 30, 2012. This percentage increase primarily reflected the impact of annual automotive customer price reductions and product mix, partially offset by purchasing cost reductions. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.

Operating Expenses. For the nine months ended September 30, 2012, engineering, research and development expenses increased 11% and approximately $6,613,000, when compared with the same period last year, primarily due to additional hiring of employee and outside contract engineering/development services to support new product development projects and program awards.

Selling, general and administrative expenses increased 2% and approximately $809,000 for the nine months ended September 30, 2012, when compared with the same period last year, primarily due to increased overseas office expense, partially offset by the impact of foreign exchange rates. Foreign exchange rates accounted for approximately a four percentage point reduction in selling, general and administrative expenses period over period.

Total Other Income. Total other income for the nine months ended September 30, 2012, increased by approximately $399,000, when compared with the same period last year.

Taxes. The provision for income taxes varied from the statutory rate during the nine months ended September 30, 2012, primarily due to the domestic manufacturing deduction.

Net Income. Net income increased by approximately $4,786,000 for the nine months ended September 30, 2012, when compared with the same period last year, primarily due to increased net sales and gross profit.

FINANCIAL CONDITION:

Cash and cash equivalents as of September 30, 2012, increased approximately $23,115,000 compared to December 31, 2011. The increase was primarily due to cash flow from operations and fixed income maturities, partially offset by capital expenditures, dividends paid and share repurchases.

Short-term investments as of September 30, 2012 decreased approximately $39,286,000 compared to December 31, 2011, primarily due to fixed income investment maturities.

Accounts receivable as of September 30, 2012 increased approximately $15,883,000 compared to December 31, 2011, primarily due to the higher sales level as well as monthly sales within each of those quarters.

Long-term investments as of September 30, 2012 increased approximately $16,920,000 compared to December 31, 2011, primarily due to an increase in unrealized gains in equity investments as a result of current market conditions.

Patents and other assets, net as of September 30, 2012 increased approximately $15,197,000 compared to December 31, 2011, primarily due to obtaining certain intellectual property rights related to certain existing and potential future automotive mirror features and products in the ordinary course of business (additional details disclosed under “Trends and Developments”).

Accrued liabilities as of September 30, 2012 increased approximately $16,799,000 compared to December 31, 2011, primarily due to increases in accrued taxes and compensation, reflecting the timing of certain payments.

Cash flow from operating activities for the nine months ended September 30, 2012, increased approximately $51,018,000 to approximately $176,449,000, compared with approximately $125,432,000, during the same period last year, primarily due to changes in working capital. Capital expenditures for the nine months ended September 30, 2012, were approximately $97,597,000, compared with approximately $84,995,000 for the same period last year, primarily due to building/improvement related costs and production equipment purchases. Building/improvement related costs were approximately $64,000,000 in the first nine months of 2012.

The Company’s existing automotive interior mirror manufacturing facilities in Zeeland and Holland, Michigan, currently have estimated building capacity to manufacture approximately 16-18 million interior mirror units annually, based on current product mix. The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 6 million units annually, based in each case on current product mix.

The Company previously announced the following expansion plans to increase plant capacity in the electronic assembly, final assembly and exterior mirror manufacturing areas:

•	60,000 square-foot chemistry lab expansion at the Company’s Zeeland, Michigan campus, which was completed in the second quarter of 2012 with a total cost of approximately $11.5 million.

•	32,000 square-foot expansion project at the Company’s exterior mirror manufacturing facility in Zeeland, Michigan, which was completed in the second quarter of 2012 with a cost of approximately $4 million.

•	125,000 square-foot expansion at the electronic assembly manufacturing facility in Holland, Michigan, which was completed in the third quarter of 2012 with a total cost of approximately $25 million. Production equipment moves/transfers began during the second quarter and were completed by the end of the third quarter of 2012.

•	120,000 square-foot expansion project connecting two manufacturing facilities in Zeeland, Michigan, which is expected to be completed by the end of calendar year 2012 with a total estimated cost of approximately $25 million.

•	10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemical labs, as well as air conditioning. The facility is expected to be completed in the second quarter of 2013 with a total estimated cost of $11 million.

The above expansion projects are expected to be funded from current cash and/or cash equivalents on hand.

After the above expansion projects are completed, the Company estimates that it will have building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based in each case on current product mix.

The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products. As a result, the Company is performing master planning and infrastructure improvements at a 140 acre site (near existing facilities) that the Company currently owns to prepare for its next facilities. The timing of new facility construction is still uncertain due to the volatile economic environment, uncertainty in the automotive industry, as well as uncertainties related to the timing of the ramp up of certain products.

Management considers the Company’s working capital and long-term investments totaling approximately $780,572,000 as of September 30, 2012, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future.

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

Quarter Ended	Total Number of Shares Purchased (Post - Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725

Totals	28,000,000	$414,617,179

On October 23, 2012, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the Plan. The Company may purchase up to an additional four million shares of its common stock based on a number of factors including market, economic and industry conditions; the market price of the Company’s common stock; anti-dilutive effect on earnings utilizing “normalized” interest rates; available cash; and other factors that the Company deems appropriate.

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

TRENDS AND DEVELOPMENTS:

All of the advanced automotive mirror technologies that the Company markets today continue to evolve at a rapid pace and are resulting in future new awarded business. Interior auto-dimming mirrors are in launch with new chrome ring frameless designs; lighting applications with new optoelectronics; digital microphones replacing analog microphones; wireless control systems; many different displays in new sizes with faster processing and increase graphics capabilities; SmartBeam® with advanced detection for tunnels, curves, and fog for use on halogen, xenon, and LED headlamp technologies; driver assist systems with lane departure warning, traffic sign recognition, and a variety of object detection capabilities; and combinations of these various features. Exterior auto-dimming mirrors are in launch with new chrome ring frameless designs, curved glass capabilities, and a variety of capabilities.

Since 2007, the Company has been shipping auto-dimming mirrors with its Rear Camera Display (RCD) Mirror, which consists of a liquid crystal display (LCD) that shows a panoramic video of objects behind the vehicle in real time, for a number of vehicle models with automakers. The Company also ships auto-dimming mirrors with RCD for a number of aftermarket or dealer-installed programs. During the current quarter, the Company began shipping its RCD Mirror product for seven additional vehicle models for General Motors, Honda, Hyundai, Mitsubishi, Nissan and PSA.

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

The Company’s RCD mirrors have always been sold to automakers that have multiple options for where the Rear Camera Display is located. While there continues to be a lot of uncertainty among the Company’s current RCD mirror automotive customers as a result of the rulemaking delays, four of its customers notified the Company during the second quarter of 2012 that they have selected a radio display in the center console as the primary location for the Rear Video Display application. Two of those customer location changes are expected to impact the Company’s RCD mirror unit shipments negatively beginning in calendar year 2013, with the other two customers negatively impacting RCD mirror unit shipments beginning in calendar year 2014. Each of these customer transitions occurs over multiple years. These four customers continue to purchase the Company’s RCD Mirrors for other vehicle applications. In addition, these customers continue to offer the Company’s auto-dimming mirrors, many with other advanced electronic features. To date, no additional RCD mirror customers have indicated a move of the rear video display application from the mirror to the center console.

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

The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function drivers-assist features that include headlamp lighting control as one of the multiple functions. While we expect SmartBeam® to help provide growth over the next several years, competition from multiple-function drivers-assist products could impact our expectations. As the Company continues to expand the capabilities of its CMOS (complementary metal oxide semiconductor) imager technology for additional features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®. During the current quarter, the Company began shipping its SmartBeam® product for eight additional vehicle models for Chrysler, Honda, Opel and Toyota.

The Company previously announced that it has begun shipping its new vision-based, glare-free high-beam system (known as SmartBeam® DFL (Dynamic Forward Lighting)). The new DFL vision-based system consists of a custom CMOS image sensor combined with algorithmic decision-making to offer constant “on” glare-free high beams.

The Company previously announced that it is supplying auto-dimming mirrors with a new, camera-based driver-assist system for the 2013 Ford Explorer. The Company’s new driver-assist system uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye®, the global pioneer in the development of vision-based driver-assistance systems. The Automatic-High-Beam Control turns a vehicle’s high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle’s lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror. The Company also previously announced that it is supplying auto-dimming mirrors with the Company’s own SmartBeam® lighting assist system, as well as auto-dimming mirrors with a camera-based driver-assist system (Automatic-High-Beam Control, Lane Keeping and Driver Alert) for the new 2013 Lincoln MKS and the 2013 Lincoln MKT. During the current quarter, the Company began shipping its new driver assist multiple-function camera applications performing automatic High Beam Control, Lane Keeping, and Driver Alert for two additional vehicle models for Ford.

On June 25, 2012, American Vehicular Sciences LLC (“AVS”) filed 4 patent infringement complaints in the United States District Court in the Eastern District of Texas, which names the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleges that the Company’s SmartBeam product infringes one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleges that the Company’s monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints. In its answers the Company denies infringement and contributing to and/or including others to infringe, and further denies that AVS is entitled to any relief. In addition, the Company has provided affirmative defenses, including but not limited to non-infringement and invalidity, of the claims underlying the AVS allegations. The Company is uncertain of what impact, if any, the above claims may potentially have on its business.

The Company previously announced that it was working with PPG Aerospace to provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. As previously announced, Boeing delivered the first 787 Dreamliner Series of Aircraft to All Nippon Airways (ANA) on September 27, 2011. There previously was a news report that ANA was not satisfied with the darkness level of the aircraft windows that the Company supplies with PPG Aerospace. That story was refuted the next day in a blog posted by airlinereporter.com.

The Company and PPG Aerospace previously announced that they would work together to supply dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane.

As periodically disclosed, the Company believes that its patents and trade secrets provide it with a competitive advantage. The Company has also previously discussed the fact that claims of infringement could be costly, time-consuming, and divert the attention of management and key personnel from other business issues. To that end, the Company has been able to, in the ordinary course of business, obtain certain intellectual property rights related to certain existing and potential future automotive mirror features and products that will decrease potential risks of infringement. These rights are included on the Balance Sheet under the category of “Patents and other assets-net”. As part of obtaining the above-referenced intellectual property rights, the Company has also agreed to royalty payments based on shipments of automotive mirror products incorporating certain mirror features. Amortization expense associated with these rights and the royalty payments are currently expected to negatively impact the gross profit margin by approximately 35 basis points on an annualized basis going forward at least in the near term (though the impact over a ten-year period is not certain). The Company’s business is not substantially and materially dependent upon the obtained intellectual property rights.

Flooding in Thailand as a result of heavy rain and monsoons in late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company during the fourth quarter of 2011. The Company did experience sequential improvement in this area during the first and second quarters of 2012. The costs associated with these particular supply chain constraints/disruptions have been resolved, barring another natural disaster impacting the supply chain. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components, including carrying additional inventory.

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

The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain (especially in Europe) and continues to cause increased financial and production stresses evidenced by volatile production levels, supply chain disruptions, supplier part shortages, automotive plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, and consumer preference shift to smaller vehicles, where the Company has a lower penetration rate and lower content per vehicle, due to increasing fuel costs and environmental concerns. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s business, financial condition, and/or results of operations.

Automakers continue to experience increased volatility and uncertainty in executing planned new programs which have, in some cases, resulted in delays or cancellations of new vehicle platforms, package reconfigurations and inaccurate volume forecasts. This volatility and uncertainty continues to make it difficult for the Company to forecast future sales and effectively manage costs, inventory, and utilize capital, engineering, research and development, and human resource investments.

During the second quarter of 2012, the Company negotiated a long term agreement with VW/Audi in the ordinary course of the Company’s business. Under the agreement, the Company is the exclusive supplier of all interior and exterior auto-dimming rearview mirror products sourced through December 31, 2018.

The Company currently estimates that its top line revenue will be approximately flat in the fourth quarter of 2012 compared with the fourth quarter of 2011, based on the IHS Worldwide mid-October forecast for current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models and anticipated product mix. Continuing uncertainties, including the light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, North America and Asia; deteriorating macroeconomic environment, especially in Europe; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; strikes, etc., could disrupt Company shipments to customers, make forecasting difficult. The Company also continues to experience increasing volatility with customer orders within its 12-week customer release window with some customers, including tier 1 mirror suppliers, revising orders at the last minute.

The Company currently expects that its gross margin in the fourth quarter of 2012 will decline slightly compared to the gross margin reported in the third quarter of 2012.

The Company also estimates that engineering, research and development expenses are currently expected to be approximately flat in the fourth quarter of 2012 compared with the same quarter in 2011.

Selling, general and administrative expenses are currently expected to be approximately flat in the fourth quarter of 2012 compared with the same quarter in 2011. This estimate is based on stable foreign exchange rates.

Based on the IHS mid-October forecast for light vehicle production levels for the entire 2012 year, the Company continues to estimate that RCD Mirror unit shipments will be approximately flat in calendar year 2012 compared with calendar year 2011.

Based on the IHS mid-October forecast for light vehicle production levels for the entire 2012 year, the Company now estimates that SmartBeam® and driver assist unit shipments will increase approximately 10-15% in calendar year 2012 compared with calendar year 2011. This downward revision to our previous 2012 guidance is primarily due to reduced take rates of the SmartBeam® option by certain European automakers.

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS mid-October forecast for light vehicle production for the fourth quarter of 2012 are approximately 3.6 million units for North America, 4.5 million for Europe and 3.4 million for Japan and Korea. The IHS mid-October forecast for light vehicle production for calendar year 2012 are approximately 15.2 million for North America, 19.0 million for Europe and 14.0 million for Japan and Korea.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended September 30, 2012, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2011.

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

In light of the on-going financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, business more generally, financial condition, and/or results of operations. The uncertain economic environment continues to cause financial pressures and production stresses on the Company’s customers, which could impact timely customer payments and ultimately the collectability of receivables.

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

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2012, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of September 30, 2012, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAFE HARBOR STATEMENT:

Statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the global automotive industry, the economy and the Company itself. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in Europe, Asia and in the United States, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company’s market share; the ability to control costs, including the ability to achieve purchasing and manufacturing cost reductions, control and leverage fixed overhead costs, and maintain margins; and the ability to control E,R&D and S,G&A expenses. Additionally, these risks include competitive pricing pressures; the mix of products purchased by customers; the market for and the success of certain of the Company’s mirror products (e.g. Rear Camera Display, SmartBeam®, other camera-based driver-assist and lighting-assist products), including vehicle model penetration and option take rates; intellectual property litigation risk; the ability to continue to make product innovations; customer inventory management; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company’s customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; and other risks identified in the Company’s other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

(c)	Issuer Purchase of Equity Securities

The following is a summary of share repurchase activity during the third quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2012	400,003	$15.55	400,003	1,571,826
August 2012	1,167,072	$17.27	1,167,072	404,754
September 2012	404,754	$18.13	404,754	—

Total	1,971,829		1,971,829

On October 23, 2012, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the Plan.

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company’s common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company’s Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. Cumulatively, the Company has repurchased 28,000,000 shares at a cost of $414,617,179 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date:

Quarter Ended	Total Number of Shares Purchased (Post - Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725

Totals	28,000,000	$414,617,179

Item 6.	Exhibits

See Exhibit Index on Page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date: November 1, 2012	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date: November 1, 2012	/s/ Steven A. Dykman
Steven A. Dykman
Vice President – Finance and Treasurer
(Principal Financial and Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description	Page

3(a)	Registrant’s Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant’s Report on Form 10-Q dated November 2, 2004, and an Amendment to the Registrant’s Restated Articles of Incorporation, adopted as of May 18, 2012, were filed as Exhibit 3.1(i) to the Registrant’s Form 8-K dated May 22, 2012, and the same is hereby incorporated herein by reference.

3(b)	Registrant’s Bylaws as amended and restated February 27, 2003, were filed as Exhibit 3(b)(1) to Registrant’s Report on Form 10-Q dated May 5, 2003, and an Amendment to Registrant’s Bylaws adopted as of February 16, 2012 was filed as Exhibit 3(b)(ii) to Registrant’s Form 8-K dated February 21, 2012 and the same are hereby incorporated herein by reference.

4(a)	A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, were filed as part of a Registration Statement on Form S-8 (Registration No. 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

10(a)(1)	A Lease dated August 15, 1981, was filed as part of a Registration Statement on Form S-1 (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10(a)(2)	First Amendment to Lease dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10(b)(1)	Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was included in Registrant’s Proxy Statement dated April 6, 2004, filed with the Commission on April 6, 2004, which is hereby incorporated herein by reference.

*10(b)(2)	First Amendment to Gentex Corporation Stock Option Plan (as amended and restated February 26, 2004) was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated August 2, 2005, and the same is hereby incorporated herein by reference.

*10(b)(3)	Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004) was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10(b)(4)	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10(b)(5)	First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10(b)(6)	Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan, was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

Exhibit No.	Description	Page

*10(b)(7)	Gentex Corporation 2002 Non-Employee Director Stock Option Plan (adopted March 6, 2002), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is incorporated herein by reference.

*10(b)(8)	Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10(b)(9)	Retirement from Service Agreement between Gentex Corporation and John Arnold was filed as Exhibit 10(b)(9) to Registrant’s Report on Form 10-Q dated November 3, 2011, and the same is incorporated herein by reference.

*10(b)(10)	Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan (effective February 16, 2012 and approved by the shareholders on May 17, 2012), was filed as Exhibit 10(b)(10) to Registrant’s Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference.

*10(b)(11)	Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated

Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(11) to Registrant’s Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference.

10(c)	The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10 (e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	27

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	28

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation

	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	29

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a compensatory plan or arrangement.