Form 10-K
period 2012-12-31
GENTEX CORP
filed 2013-02-20
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for fiscal year ended December 31, 2012 or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to _________.
Commission File No.: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2030505
(State or other jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan	49464
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 772-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.06 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes:   x     No:   .
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
Yes:   x     No:   .
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes:   x     No:   .
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

Large accelerated filer	x		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:      No:   x
As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), 144,566,141 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $2,918,112,041 computed at the closing price on that date.
As of February 6, 2013, 143,148,231 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.
Exhibit Index located at Page 60

Part I

Item 1.	Business.

(a)	General Development of Business
Gentex Corporation (the Company) is the leading supplier of automatic-dimming (auto-dimming) rearview mirrors and camera-based driver-assist and lighting-assist systems for the global automotive industry. The Company also provides commercial smoke alarms and signaling devices to the North American fire protection market as well as dimmable aircraft windows for the commercial, business and general aviation markets. The Company’s largest segment involves designing, developing, manufacturing and marketing interior and exterior auto-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. The Company has numerous locations worldwide and ships product worldwide as well. More than half of the Company’s interior mirrors are sold with advanced electronic features. The Company also manufactures some non-automatic-dimming rearview automotive mirrors with electronic features.
The Company was organized as a Michigan corporation in 1974 to manufacture residential smoke detectors, a product line that has since evolved into a more sophisticated group of fire protection products primarily for the commercial building industry. In 1982, the Company introduced an auto-dimming interior electro-mechanical rearview mirror that was the first commercially successful glare-control product offered as an alternative to the conventional, manual day/night mirror. In 1987, the Company introduced its interior electrochromic auto-dimming mirror, providing the first successful commercial application of electrochromic (EC) technology in the automotive industry and world. Through the use of electrochromic technology, this mirror is continually variable and automatically darkens to the degree required to eliminate rearview mirror headlight glare. In 1991, the Company introduced its exterior electrochromic sub-assembly, which works as a complete glare-control system with the interior auto-dimming mirror. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric. In 2005, the Company began making volume shipments of its new bezel-free exterior mirror sub-assembly product.
During 2001, the Company announced a new proprietary technology, called SmartBeam® that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver’s forward vision by significantly improving utilization of the vehicle’s high-beam headlamps during nighttime driving. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam®. During 2009, the Company expanded the capabilities of its SmartBeam® product to include Dynamic Forward Lighting (DFL). DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System. During 2012, the Company announced a new, camera-based driver-assist system that uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye®, the global pioneer in the development of vision-based driver-assistance systems. The Automatic High-Beam Control turns a vehicle's high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle's lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror. The Company is currently shipping auto-dimming mirrors with SmartBeam® and/or Driver-Assist features for 80 vehicle models with 10 automakers.
During 2006, the Company announced development programs with several automakers for its Rear Camera Display (RCD) Mirror that shows the vehicle operator a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company announced a number of Original Equipment Manufacturer (OEM) programs and dealer or port-installed programs for its RCD Mirror. During 2008, the Company announced that its RCD Mirror was available through MITO Corporation, a distributor of high-

quality aftermarket electronic products and accessories. The Company is currently shipping auto-dimming mirrors with RCD for 64 vehicle models with 10 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.
The "Cameron Gulbransen Kids Transportation Safety Act of 2007" (KTSA) and the pending requirement that all new vehicles in the United States will be required to be equipped with cameras and rear camera displays by September 2014 has now been delayed four times. Notwithstanding these delays, the final rule is still in the Office of Management and Budget (OMB), and the National Highway Traffic Safety Administration (NHTSA) indicated that the final rule is currently expected in fiscal year 2013. The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the legislation. Nonetheless, the Company also believes that this has become an ever increasingly competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. As a result, the Company's RCD mirrors have always been sold to automakers that have multiple options for where the Rear Camera Display is located. There continues to be a lot of uncertainty among the Company's current RCD Mirror automotive customers as a result of the rulemaking delays and, as previously disclosed, four of its customers have notified the Company that they have selected a radio display in the center console as the primary location for the rear Video Display application. As previously announced, two of those customer location changes are expected to impact the Company's RCD Mirror unit shipments beginning in calendar year 2013, with the other two customers impacting RCD Mirror unit shipments beginning in calendar year 2014. Each of these customer transitions occur over multiple years. These four customers continue to purchase the Company's RCD Mirrors for other vehicle applications. In addition, these customers continue to offer the Company's auto-dimming mirrors, many with other advanced electronic features. As of the date hereof, no additional RCD Mirror customers have indicated a move of the Rear Video Display application from the mirror to the center console.
During 2005, the Company announced that it would provide the variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner Series of Aircraft. The Company began delivering variably dimmable windows to the production line in the second quarter of 2010 and Boeing delivered the first 787 Dreamliner Series of Aircraft on September 27, 2011. During 2008, the Company announced that it would supply dimmable windows to Hawker Beechcraft Corporation for passenger-cabin windows on the Beechcraft King Air 350i airplane. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in low volume during 2012.

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

During 2001, the Company began making shipments of its auto-dimming mirrors for a number of small/mid-sized, medium-priced vehicles and has continued to increase its penetration of auto-dimming mirrors for the small/mid-sized vehicles since 2001. During 2012, the Company began making shipments of its auto-dimming mirrors for over 30 additional small/mid-sized vehicles manufactured by Chrylser, Daimler, Fiat, Ford, General Motors, Honda, Hyundai/Kia, Mazda, Mitsubishi, Nissan, Opel/Vauxhall, Peugeot/Citroen, Renault and VW/Audi.
During 2003, the Company began making shipments of its auto-dimming mirrors with its microphone as part of Chrylser’s “U-Connect®” telematics system. During 2007, the Company began making shipments of its microphone mirrors as part of Ford’s “Sync®” telematics system.
Also during 2001, the Company announced its new proprietary technology, called SmartBeam® that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's high-beam headlamps during nighttime driving. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While SmartBeam® is expected to help provide growth over the next several years, competition from multiple-function driver-assist products could impact such expectations. As the Company continues to expand the capabilities of its CMOS imager technology for additional features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam® for a number of 2005 vehicle models, and the Company has continued to increase its penetration of auto-dimming mirrors with SmartBeam® since 2004.
During 2009, the Company expanded the capabilities of its SmartBeam® product to include Dynamic Forward Lighting (DFL). DFL can be used to control "constant on" high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free "block-out" zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System. During 2012, the Company announced that it began shipping its new vision-based, glare-free high-beam system (known as SmartBeam® DFL). The new DFL vision-based system consists of a custom CMOS image sensor combined with algorithmic decision-making to offer constant "on" glare-free high beams.
During 2012, the Company announced that it is supplying auto-dimming mirrors with a new, camera-based driver-assist system for five Ford and Lincoln vehicle models. The Company's new driver-assist system uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye ® , the global pioneer in the development of vision-based driver-assistance systems, The Automatic High-Beam Control turns a vehicle's high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle's lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror.
The Company shipped approximately 1,172,000 SmartBeam® and/or Driver-Assist units in calendar year 2012 and is currently shipping auto-dimming mirrors with SmartBeam® and/or Driver-Assist features for 80 vehicle models with 10 automakers.

During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a liquid crystal display (LCD) that shows a panoramic video view of objects directly behind the vehicle in real time. During 2007, the Company began shipping auto-dimming mirrors with RCD for a number of vehicle models with automakers and has increased its penetration of auto-dimming mirrors with RCD since 2007. In addition, the Company began shipping auto-dimming mirrors with RCD as a dealer or port-installed (i.e. Gulf States Toyota, one of two independent Toyota distributorships that cover dealers in the states of Arkansas, Louisiana, Mississippi, Oklahoma and Texas). During 2008, the Company also announced that its RCD Mirror is available through MITO Corporation, a distributor of high-quality aftermarket electronic products and accessories. The Company shipped approximately 1,575,00 RCD Mirror units in calendar year 2012 and is currently shipping auto-dimming mirrors with RCD for 64 vehicle models with 10 automakers. The Company is also shipping auto-dimming mirrors with RCD for over 20 aftermarket or dealer-installed programs.

In February of 2008, the President signed into law the “Cameron Gulbransen Kids Transportation Safety Act of 2007”. The National Highway Traffic Safety Administration (NHTSA) had one year to initiate rulemaking to revise the federal standard to expand the field of view so that drivers can detect objects directly behind vehicles. Under the Act, NHTSA then had two years to determine how automakers must meet the rules. NHTSA's Notice of Proposed Rulemaking (NPRM) for the law became available on December 3, 2010, and was formally posted in the Federal Register on December 7, 2010. NHTSA indicated in the NPRM that all new vehicles under 10,000 lbs. in the United States would be required to have backup camera-based systems by September 2014. However, the issuance of the final rule has been delayed four times. Notwithstanding these delays, the final rule is still in the Office of Management and Budget (OMB), and the National Highway Traffic Safety Administration (NHTSA) indicated that the final rule is currently expected in “fiscal year 2013”.

The Company believes that its cost-competitive RCD Mirror product is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety, and automakers could install rear cameras with the display in a RCD Mirror to satisfy the requirements of the above referenced legislation. However, the Company continues to believe that this has become an ever increasingly competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle by automakers. As a result, the Company's RCD mirrors have always been sold to automakers that have multiple options for where the Rear Camera Display is located (i.e. rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle). There continues to be a lot of uncertainty among the Company's current RCD mirror automotive customers as a result of the rulemaking delays and, as previously announced, four of its customers have notified the Company that they have selected a radio display in the center console as the primary location for the Rear Video Display application. As previously announced, two of those customer location changes are expected to impact the Company's RCD mirror unit shipments beginning in calendar year 2013, with the other two customers impacting RCD mirror unit shipments beginning in calendar year 2014. Each of these customer transitions occur over multiple years. These four customers continue to purchase the Company's RCD mirrors for other vehicle applications. In addition, these customers continue to offer the Company's auto-dimming mirrors, many with other advanced electronic features. As of the date hereof, no additional RCD mirror customers have indicated a move to the Rear Video Display application from the mirror to the center console.

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

In addition, the Company continues to believe that its RCD Mirror product will be implemented in three overlapping phases by automakers:

1.	Market-Driven Phase: included the time period prior to any legislation through NHTSA's Notice of Proposed Rulemaking on December 7, 2010.

2.	“Wait and See” Phase: includes the time period from when the legislation was signed into law until the final rule is issued.

3.
Implementation Phase: includes the time period from the issuance of the final rule until full implementation, when 100% of all new vehicles in the U.S. under 10,000 lbs. will be required to be equipped with rear cameras and displays. The Company believes that automaker production cycles currently are being used by OEM's to set their implementation schedules, absent any final rules and schedules being published by NHTSA.

During 2011, the Company announced that it teamed with Hyundai to develop an automatic-dimming rearview mirror that acts as the interface for Hyundai’s new Blue Link TM technology, which provides a significant number of automated services aimed at making the driver’s life easier. The mirror’s bezel houses three buttons that, when pressed, allow the driver to use voice commands to operate a wide range of navigation, vehicle assistance, entertainment and emergency services hands free.
As a result of the fast ramp-up in global automotive light vehicle production in the second half of 2010 and the continuation through 2011 calendar year, the Company experienced increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight throughout this period, the Company did experience continued sequential improvement in this area through 2011. However, the March 12, 2011, earthquake and tsunami in Japan added significant stresses on the supply chain, as many electronic components are supplied by Japanese manufacturers who were impacted by the natural disaster. The Company was successful in securing additional quantities of constrained parts to meet anticipated customer demand. In addition, the Company did experience sequential reductions in supply chain-related costs through the balance of calendar year 2011 as supply chain constraints/disruptions were resolved following the earthquake and tsunami in Japan.
Flooding in Thailand as a result of heavy rain and monsoons since late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company during the fourth quarter of 2011. The Company did experience sequential improvement in this area during the first and second quarters of 2012. The incremental costs associated with these particular supply chain constraints/disruptions have been resolved, barring another natural disaster impacting the supply chain. As of the date hereof, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components.
The Company shipped approximately 12,828,000 interior auto-dimming mirrors in 2010, approximately 16,189,000 in 2011, and approximately 18,081,000 in 2012.
During 2012, interior total mirror unit shipments by the Company increased primarily due to increased light vehicle production levels in North America as well as increased penetration of auto-dimming mirrors on 2012 and 2013 model year vehicles.
The Company is currently shipping interior auto-dimming mirrors that are standard equipment or factory-installed options on certain trim levels to the following manufacturers:

BMW	Ford	Hyundai	Ssangyong
-BMW	-Ford	-Hyundai	Subaru
-Rolls Royce	-Lincoln	-Kia	Suzuki
Chrysler	Geely	Mazda	Tata
-Chrysler	-Emgrand	Mitsubishi	-Jaguar
-Dodge	-Volvo	Nissan	-Land Rover
-Jeep	General Motors	-Infiniti	Toyota
Daimler	-Buick	-Nissan	-Lexus
-Mercedes-Benz	-Cadillac	PSA	-Toyota
Fiat	-Chevrolet	-Citroen	Volkswagen
-Alfa Romeo	-GMC	-Peugeot	-Audi
-Fiat	-Holden	Renault	-Bentley
-Lancia	-Opel	-Renault	-SEAT
-Maserati	Honda	-Samsung	-Skoda
Fisker	-Acura	SAIC	-Volkswagen
	-Honda	-MG
	Hongqi	-Roewe
Exterior Auto-Dimming Mirror Sub-Assemblies. The Company has devoted substantial research and development efforts to the development of its electrochromic technology to permit its use in exterior rearview mirrors. Exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior auto-dimming mirror, and both the interior and exterior mirrors dim simultaneously. The Company’s efforts have culminated in a design that is intended to provide acceptable long-term performance in all automotive environments likely to be encountered. In 1994, the Company began shipments of its complete three-mirror system, including the convex (curved glass) wide-angle auto-dimming mirrors. During 1997, the Company began making volume shipments of additional new exterior mirror products: thin glass flat and aspheric mirrors. During 2001, the Company began making shipments of the world’s first exterior automatic-dimming mirrors with built-in turn-signal indicators to General Motors and Southeast Toyota. The Company currently offers its exterior auto-dimming mirrors with turn-signal indicators and side blind zone features. In 2005, the Company began making volume shipments of its new bezel-free exterior mirror sub-assembly product. The Company currently sells its exterior auto-dimming mirror sub-assemblies to exterior mirror suppliers of the automakers who assemble the exterior auto-dimming mirror sub-assemblies into full mirror units for subsequent resale to the automakers.
The Company shipped approximately 4,264,000 exterior auto-dimming mirror sub-assemblies during 2010, approximately 5,288,000 in 2011, and approximately 5,751,000 in 2012.
During 2012, total exterior unit shipments by the Company increased primarily due to increased light vehicle production levels in North America and increased penetration of exterior auto-dimming mirrors in Europe and North America.
The Company is currently shipping exterior auto-dimming mirrors that are standard equipment or a factory-installed option on certain trim levels to the following manufacturers:

BMW	Fiat	Honda	PSA	Volkswagen
-BMW	-Maserati	-Acura	-Citroen	-Audi
-Rolls Royce	Ford	-Honda	Ssangyong	-Bentley
-Mini	-Ford	Hyundai	Tata	-Skoda
Chrysler	-Lincoln	-Hyundai	-Jaguar	-Volkswagen
-Chrysler	General Motors	-Kia	-Land Rover
-Dodge	-Buick	Mazda	Tesla
-Jeep	-Cadillac	Nissan	Toyota
Daimler	-Chevrolet	-Infiniti	-Lexus
-Mercedes-Benz	-GMC	-Nissan	-Toyota
-Opel
Non-Automatic-Dimming Rearview Mirrors.
In 2007, the Company began shipping some non-auto-dimming exterior mirrors with electronic features (i.e. side blind zone indicators) in low volume. During 2012, unit shipments for non-auto-dimming exterior mirrors with electronic features continued in low volume.

In 2010, the Company began shipping some non-auto-dimming interior mirrors with electronic features in low volume. During 2012, unit shipments for non-auto-dimming interior mirrors with electronic features continued in low volume.
Automotive Mirrors Product Development. The Company continually seeks to develop new products and hopes to continue introducing additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include headlamp control, rear camera display, driver-assist features, lighted LED map lamps, compass, remote keyless entry, compass/temperature mirror, compass/temperature dual display, telematics, HomeLink®, tire pressure display, hands free communication, trip functions display, indicator LED’s for alarm system, exterior turn signal and side blind zone mirrors.
Advanced automotive mirror technologies that the Company markets today continue to evolve at a rapid pace and are resulting in future new awarded business. Interior auto-dimming mirrors are in launch with new bezel-free frameless designs; lighting applications with new optoelectronics; digital mircrophones replacing analog microphones; wireless control systems; many different displays in new sizes with faster processing and increased graphics capabilities; SmartBeam® with advanced detection for tunnels, curves, and fog for use on halogen, xenon, and LED headlamp technologies; driver-assist systems with lane departure warning, traffic sign recognition, and a variety of object detection capabilities; and combinations of these various features. Exterior auto-dimming mirrors are in launch with new bezel-free frameless designs, curved glass capabilities, and a variety of other capabilities.

During 2001, the Company announced a new proprietary technology, called SmartBeam® that uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's high-beam headlamps during nighttime driving. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. During 2004, the Company began shipping auto-dimming mirrors with SmartBeam® and the Company has continued to increase its penetration of auto-dimming mirrors with SmartBeam® since 2004.

During 2009, the Company expanded the capabilities of its SmartBeam® product to include Dynamic Forward Lighting (DFL). DFL can be used to control “constant on” high-beam systems. It works in conjunction with emerging future headlamp technology to generate glare-free “block out” zones that shield oncoming and preceding vehicles from headlamp glare. This allows light to be projected around the surrounding traffic, and optimize the capabilities of the SmartBeam® Intelligent Forward Lighting System.

During 2012, the Company announced a new, camera-based driver-assist system that uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye®, the global pioneer in the development of vision-based driver-assistance systems. The Automatic High-Beam Control turns a vehicle's high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle's lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror. The Company is currently shipping auto-dimming mirrors with SmartBeam® and/or Driver-Assist features for 80 vehicle models with 10 automakers.
During 2012, the Company continued to further develop its CMOS imager technology and camera algorithm application capabilities for the automotive industry. These expanded capabilities will assist in the ongoing development of potential new advanced-feature auto-dimming mirror products.
During 2006, the Company announced development programs with several automakers for its RCD Mirror that consists of a proprietary LCD device that shows a panoramic video view of objects behind the vehicle in real time. When the vehicle is put in “reverse,” the display illuminates and automatically appears through the rearview mirror’s reflective surface to give a high resolution, bright colored image. The image is generated by a camera or cameras placed in a protected area at the rear of the vehicle. When the vehicle is put in “drive,” the display in the mirror automatically disappears. The ability to automatically have the display appear through the auto-dimming mirror’s surface is made possible by utilizing proprietary “transflective” coatings developed by the Company. The Company is currently shipping auto-dimming mirrors with its RCD Mirror for 64 vehicle models with 10 automakers. The Company is also shipping auto-dimming mirrors with its RCD Mirror for over 20 aftermarket or dealer-installed programs.
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
During 2001, the Company developed a new microphone designed specifically for use in the automotive environment for telematics applications. The first volume Gentex microphone application was part of Chrysler’s “U-Connect®” telematics system, beginning in 2003. During 2006, the Company’s proprietary integrated hands-free microphone was available as part of an optional navigation package at Ford. Also, the Company continues to separately ship its proprietary microphone units that are being incorporated into prismatic interior mirrors at a customer’s request.
During 2011, the Company teamed with Hyundai to develop an automatic-dimming rearview mirror that acts as the interface for Hyundai’s new Blue Link TM technology, which provides a significant number of automated services aimed at making the driver’s life easier. The mirror’s bezel houses three buttons that, when pressed, allow the driver to use voice commands to operate a wide range of navigation, vehicle assistance, entertainment and emergency services hands free.

The Company continued the development of its electrochromic technology for use in complete three-mirror systems. In these systems, both the driver and passenger side exterior auto-dimming mirrors are controlled by the sensors and electronic circuitry in the interior rearview mirror, and the interior and both exterior mirrors dim simultaneously. The Company’s engineering, research, and development expenses are set forth as a separate line item in the Consolidated Statements of Income of the Company’s Consolidated Financial Statements filed in this report.
Automotive Mirrors Markets and Marketing. In North America, the Company markets its products primarily through a direct sales force. The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders. In addition, the Company currently supplies auto-dimming mirrors to VW/Audi and Chrysler LLC under long-term agreements, entered into in the ordinary course of the Company's business.
During 2012, as previously announced, the Company negotiated a long-term agreement with VW/Audi in the ordinary course of the Company's business. Under the agreement, the Company is the exclusive supplier of all interior and exterior auto-dimming rearview mirror products sourced through December 31, 2018.

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
During 2008, the Company negotiated an extension to its long-term agreement with General Motors in the ordinary course of the Company's business. The agreement ended on August 1, 2012, and the Company continues to supply General Motors on a purchase order basis.
During 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. During 1999, the Company established Gentex Mirrors, Ltd., as a sales and engineering office in the United Kingdom. During 2000, the Company established Gentex France, SAS, as a sales and engineering office in France. During 2003, the Company established a satellite office in Munich, Germany. During 2005, the Company established a satellite office in Sweden, and during 2010, the Company established additional German satellite offices in Sindelfingen and Ingolstadt, Germany. During 2011, the Company established an additional satellite office in Cologne, Germany. The Company’s marketing efforts in Europe are conducted through Gentex GmbH, Gentex Mirrors, Ltd., and Gentex France SAS. The Company is currently supplying mirrors for Audi, BMW, Bentley, Citroen, Chrysler of Europe, Fiat, Ford of Europe, Honda of Europe, Tata/Jaguar, Tata/Land Rover, Daimler/Mercedes-Benz, Nissan of Europe, Opel, Peugeot, Renault, Rolls Royce, SEAT, Skoda, Toyota of Europe, Volkswagen and Volvo in Europe.
During 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan, to expand its sales and engineering support in Japan. During 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. During 2004, the Company established a satellite office in Yokohama, Japan. During 2011, the Company established a satellite office in Tochigi, Japan. During 2005, the Company opened a sales and engineering office near Shanghai, China. The Company is currently supplying mirrors for, Chrysler, Ford, GM, Honda, Hyundai, Infiniti, Kia Motors, Lexus, Mazda, Mitsubishi, Nissan, SAIC, Suzuki, Samsung, Ssangyong, Toyota and Volkswagen/Audi in Asia.
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
During 2012, the Company continued to market and sell auto-dimming mirrors into the domestic China automotive market, primarily by shipping product directly through the global automakers’ joint venture relationships and indirectly into China through global automakers export divisions. Due to these indirect shipments, it is difficult for the Company to determine with certainty the number of mirror units that are shipped into those companies destined for vehicles in China. In addition, the Company continues to make progress in marketing and selling its auto-dimming mirrors to the larger Chinese domestic automakers beyond the global automakers’ and their joint ventures.

The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2012 vs. 2002 calendar years:

	2012	2002
Domestic	23%	50%
Transplants	17%	7%
North America	40%	57%
Europe	41%	28%
Asia-Pacific	19%	15%
	100%	100%
Revenues by major geographic area are disclosed in footnote 7 of the Consolidated Financial Statements.
Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates of “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line and may become standard equipment. The ongoing trend of domestic and foreign automakers is to offer several options as a package. As consumer demand increases for a particular option, the auto-dimming mirrors tend to be offered on more vehicles and in higher option rate packages. The Company anticipates that its auto-dimming mirrors will be offered as standard equipment, in higher option rate packages, and on more small/mid-size vehicle models as consumer awareness of the safety and comfort features continue to become more well-known and acceptance grows.
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
Automotive Mirrors Competition. The Company continues to be the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 88% market share worldwide in 2012, as compared to approximately 88% in 2011. While the Company believes it will retain a dominant position in auto-dimming rearview mirrors for some time, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its hybrid or solid polymer matrix versions of electrochromic mirrors. In addition, two Japanese manufacturers are currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are a small number of Chinese domestic mirror suppliers that are marketing and selling auto-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.

On October 1, 2002, Magna International acquired Donnelly Corporation, which was the Company’s major competitor for sales of automatic-dimming rearview mirrors to domestic and foreign vehicle manufacturers and their mirror suppliers. The Company continues to sell certain automatic-dimming rearview mirror sub-assemblies to Magna.
The Company believes its electrochromic automatic mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products. However, the Company recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, is considerably larger than the Company and may present a more formidable competitive threat. To date, the Company is not aware of any significant impact of Magna’s acquisition of Donnelly upon the Company; however, any ultimate competitive impact remains uncertain.
There are numerous other companies in the world conducting research on various technologies, including eletrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these technologies have inherent cost or performance limitations as compared to the Company's technologies.

As the Company continues to expand its auto-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. driver-assist features), the Company recognizes that it is competing with considerably larger European and Asian electronics companies that could present a more formidable competitive threat in the future as new products/features are brought to market.
The Company’s RCD Mirror feature competes in the market-place with backup sensors and other displays used with rear backup cameras (displays could be in the rearview mirror, navigation system or other radio or multi-purpose displays). The Company believes that its RCD Mirror is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety. Any color display in a vehicle is relatively costly, and when a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of the RCD Mirror continues to depend on automakers’ strategies for complying with the anticipated final rulemaking under the Cameron Gulbransen Kids Transportation Safety Act of 2007, (which has now been delayed four times) and their willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.
The Company's SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicles high-beam usage, competition from multiple-function driver-assist products could impact the long-term success of the Company's expectations.
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
In 2009, the Company announced the development and subsequent UL listing of its first Carbon Monoxide (CO) Alarm as well as an alarm that combines both CO and smoke alarm sensing technology into one unit. These products are designed primarily for applications such as hotels, motels, hospitals, college dormitories and nursing homes. The alarm utilizes photoelectric smoke sensing technology and an established CO sensing technology to deliver both smoke and CO protection in one unit. The new products are in compliance with Underwriters Laboratories (UL) 2034, UL217, and National Fire Protection Association 72 and 720. This newer product comes at a time when approximately thirty eight states are currently mandating CO detection in primarily residential occupancies.
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
Dimmable Aircraft Windows
The Company previously announced that it would provide variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner Series of Aircraft. Boeing delivered the first 787 Dreamliner Series of aircraft to All Nippon Airways (ANA) on September 27, 2011. During 2008, the Company announced that it would supply dimmable windows to Hawker Beechcraft Corporation for the passenger cabin windows of the Beechcraft King Air 350i airplane. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in low volume during 2012.
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
The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so. Examples of possible applications of electrochromic technology include windows for the automotive, architectural and aerospace markets. Progress in adapting electrochromic technology to the specialized requirements of the window market continued in 2012. However, the Company believes that a commercial architectural window product will still require several years of additional engineering and resolution of intellectual property issues.
Trademarks and Patents
The Company owns 21 U.S. trademarks and 404 U.S. patents, 371 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras and/or sensor technology. These patents expire between 2013 and 2031. The Company believes that these patents provide the Company a competitive advantage in the automotive rearview mirror market; however, none of these patents is individually integral to the success of the Company’s products.
The Company also owns 61 foreign trademarks and 316 foreign patents, 302 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays cameras and/or sensor technology. These patents expire at various times between 2013 and 2028. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 13 U.S. patents and 9 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

The Company’s remaining 20 U.S. patents and remaining 5 foreign patents owned by the Company relate to the Company’s variable dimmable windows, and the Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 123 U.S. patent applications, 129 foreign patent applications, and 11 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.

Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors and non- automatic-dimming rearview mirrors for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, five of which each account for 10% or more of the Company’s annual sales (including direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Company, VW/Audi, Hyundai/Kia, Daimler AG and General Motors Corporation. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $271,200,383 and $298,469,503 at February 1, 2013, and 2012, respectively.
At February 1, 2013, the Company had 3,605 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are good.

(d)	Financial Information About Geographic Areas.
See “Markets and Marketing” in Narrative Description of Business (Item 1(c)) and Footnote 7 to the Consolidated Financial Statements for certain information regarding geographic areas.

(e)	Available Information.
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s Internet website (http://www.gentex.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.

Item 1A.	Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, and information currently available to us, and are also based on assumptions and analysis made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our current expectations, estimates and projections about the global automotive industry, the economy and the Company itself is subject to a number of risks, assumptions and uncertainties, many of which are beyond our control, and the affects can be difficult to predict. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in Europe, Asia and in the United States, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company's market share; the ability to control costs, including the ability to achieve purchasing and manufacturing cost reductions, control and leverage fixed overhead costs, maintain margins; the ability to control E,R&D and S,G&A expenses. Additionally, these risks include competitive pricing pressures; the mix of products purchased by customers; the market for and the success of certain of the Company's mirror products (e.g. Rear Camera Display, SmartBeam ® and other camera-based driver-assist and lighting-assist products), including vehicle model penetration and option take rates; changes in customers' marketing strategies; consumer confidence and the impact on production volume levels; intellectual property litigation risk; the ability to continue to make and sell product innovations; customer inventory management; scheduled production shutdowns at our customers' production facilities; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company's customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential restructuring/sale of OEM business segments or suppliers; potential customer (including their Tier 1 suppliers) bankruptcies; and other risks identified in the Company's other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain (especially in Europe, which is our largest automotive shipping destination) and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part shortages, automotive plan shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer preference shift to smaller vehicles, where we have a lower penetration rate and lower content per vehicle, due to fuel costs and environmental concerns, and supply chain stresses. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.
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
Key Customers. We have a number of large customers, including five automotive customers which each account for 10% or more of our annual net sales (includes direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Company, VW/Audi, Hyundai/Kia, Daimler AG and General Motors Corporation. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our business, financial condition, and/or results of operations. Effective October 1, 2003, General Motors Corporation began including a 30-day escape clause into its contracts in the event its suppliers are not competitive on pricing. Effective January 1, 2004, Ford Motor Company began imposing new contract terms, including the right to terminate a supplier contract for any or no reason.
Pricing Pressures. In addition to price reductions over the life of our long-term agreements, we continue to experience significant pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose an ongoing challenge. In addition, financial pressures, increasing production volumes and overall increasing book of business at certain automakers are resulting in increased cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of future business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact our business, financial condition, and/or results of operations.

Competition. We recognize that Magna Mirrors, our main competitor for sales for automatic-dimming rearview mirrors and a wholly-owned subsidiary of Magna International, is considerably larger than we are and may present a more formidable competitive threat in the future. Our future growth and success will depend on the ability to compete in our highly competitive markets.
Our RCD Mirror feature competes in the market place with backup sensors and rear backup cameras (which could be in the rearview mirror, navigation system or other radio or multi-purpose displays). We believe that our RCD Mirror is an optimum, ergonomic, easily adaptable method to display the image produced by the rear camera for increased safety. Any color display in a vehicle is relatively costly, and when a color display is required for other features such as navigation, radio or other vehicle functions, then it may be less costly on a per-feature basis to display the output of the backup camera in that in-dash display, offering significant competition to the RCD Mirror. The long-term success of our RCD Mirror may depend on automakers' strategy in complying with the anticipated final rulemaking under the Cameron Gulbransen Kids Transportation Safety Act of 2007 (which has now had four delays), and their willingness and desire to display other information in the RCD Mirror, driving down the per-feature cost.
Our SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicles high-beam usage, competition from multiple-function driver-assist products could impact the long-term success of the Company's expectations. As the Company continues to expand the capabilities of its CMOS imager technology for additional driver-assist features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®.
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
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect our profitability and future growth. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks and makes such risk part of our on-going business. To that end, we periodically obtain intellectual property rights, in the ordinary course of business, to strengthen our intellectual property portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.
New Technology and Product Development. We continue to invest a significant portion of our annual sales in engineering, research and development projects as set forth in our Consolidated Statements of Income of our Consolidated Financial Statements filed with this report. Should these efforts ultimately prove unsuccessful, our business, financial condition, and/or results of operations could be adversely affected.
Credit Risk. In light of the continuing financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operation. The current uncertain economic environment (especially in Europe) continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
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
Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•
Changes in the commodity prices of the materials used in our products. We continue to experience pressure for select raw material cost increases. The Company did experience increased costs associated with supply chain constraints on certain automotive grade electronic components during the first half of calendar year 2012. The costs associated with these particular supply chain constraint/disruptions appear to have been resolved, barring another natural disaster impacting the supply chain.

•
Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an Other-Than-Temporary impairment adjustment on available-for-sale securities (mark to market adjustment).

•
General economic conditions continue to be of concern in many of the regions in which we do business (especially in Europe) given that our primary industry is greatly impacted by overall, general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•
We implemented the first phase of a new Enterprise Resource Planning (ERP) System effective July 1, 2009, which covered key core business areas at our West Michigan locations. To date, we have not experienced any significant issues. In addition, we have implemented our new ERP system for one of our overseas offices effective December 1, 2009. To date, we have not experienced any significant issues. The implementation of additional lean manufacturing production line scheduling and business reporting capabilities are still in process as of December 31, 2012. While we believe that all necessary system development processes, testing procedures and user training that is planned will be adequate and completed prior to implementation, there is no guarantee that all system components will function as intended at the time of implementation. Unanticipated failure(s) could cause delays in our ability to produce or ship our products, process transactions, or otherwise conduct business in our markets, resulting in material financial risk.

•	Manufacturing yield issues may negatively impact our margins and profitability.

•	Obligations and costs associated with addressing quality issues or warranty claims could adversely affect our financial results.

•
The European New Car Assessment Program (Euro NCAP) provides an incentive to European automobile manufacturers to make safety technologies that include camera based driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant camera based driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles can potentially have a negative impact on our SmartBeam® product by utilizing driver assist camera systems that include the high beam assist feature. While the Company does continue product development and launch of new SmartBeam® and new driver assist camera products on European vehicles, the potential for increased competition may exist in the future.

•
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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
Antitakeover Provisions. Our articles of incorporation, bylaws, and the laws of Michigan include provisions that may provide our board of directors with adequate time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control.
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $14.38 to a high of $31.40 during 2012. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock due to, among other things including those discussed above:

•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•
changes in investors’ or analysts’ perceptions of how the Kids Transportation Safety Act of 2007 (which has been delayed four times), and in particular the new rulemaking, may impact our business in the future;

•	intellectual property litigation and infringement claims;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general macroeconomic conditions (especially in Europe).

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
The Company currently operates out of five office/manufacturing facilities in Zeeland and Holland, Michigan. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. These facilities are approximately 25 miles southwest of Grand Rapids, Michigan. In addition, the Company operates overseas offices discussed elsewhere herein (see Part 1, Item1). The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

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
In 2006, the Company purchased a 25,000 square-foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand.
In 2008, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 60,000 square-foot building addition, which was completed at a cost of approximately $6 million, which was funded from cash and cash equivalents on hand.

In December 2010, the Company purchased, with cash and cash equivalents on hand, an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The facility was operational in the first quarter of 2011 and at full capacity in the third quarter of 2011. The total cost to purchase the facility and building improvements was approximately $5 million. In 2012, the Company expanded its electronics assembly facility in Holland, Michigan, with the construction of a 125,000 square-foot expansion. The total cost of the facility expansion was approximately $25 million.
In 2012, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 32,000 square-foot building addition, which was completed at a cost of approximately $4 million. The Company also in 2012 constructed a 60,000 square-foot chemistry lab facility in Zeeland, Michigan, which was completed as a cost of approximately $11.5 million. These expansion projects were funded from cash and cash equivalents on hand.
In 2011, the Company announced plans for a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which is expected to be completed in the first quarter of 2013 with a total estimated cost of approximately $23 million. This project is expected to be funded from current cash and cash equivalents on hand.
In 2012, the Company announced plans for a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemistry labs, as well as air conditioning, which is expected to be completed in the second quarter of 2013 with a total cost of $11 million. This project is expected to be funded from current cash and/or cash equivalents on hand.
After the above expansion projects are completed, the Company estimates that it will have building capacity to manufacture approximately 21-23 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2012, the Company shipped approximately 18,081,000 interior auto-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 10 million units annually, based on the current product mix. The Company evaluates equipment capacity on an annual basis and adds equipment as needed. In 2012, the Company shipped approximately 5,751,000 exterior auto-dimming mirrors.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products. As a result, the Company performed master planning and completed land infrastructure improvements, with a cost of approximately $15 million, at a 140 acre site that the Company currently owns to prepare for its next facility. The timing of new facility construction is still uncertain due to the current volatile economic environment, uncertainty in the automotive industry, as well as uncertainties related to the timing of the ramp up of certain products.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 6, 2013, there were 1,785 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

YEAR	QUARTER	HIGH	LOW
2012	First	31.40	23.22
	Second	25.57	19.36
	Third	22.54	14.38
	Fourth	18.93	15.25
2011	First	35.35	26.17
	Second	32.20	25.97
	Third	31.74	21.84
	Fourth	32.21	22.30
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2007, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.11 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.12 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.13 per share until the Board takes other action with respect to the payment of dividends. In February 2013, The Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.14 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

(b) Not applicable.

(c) On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to
8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the Plan. During 2012, the Company repurchased 1,971,829 shares at a cost of $33,716,725 (none of which occurred in the fourth quarter of 2012). Cumulatively, the Company has repurchased 28,000,000 shares at a cost of $414,617,179 under the Plan. As of December 31, 2012, 4,000,000 shares remain authorized to be repurchased under the Plan. The Company bases its repurchases on a number of factors including market, economic and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings utilizing “normalized” interest rates; available cash; and other factors that the Company deems appropriate.

The following is a summary of share repurchase activity during 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet to Be Purchased Under the Plan*
January 2012	—	—	—	1,971,829
February 2012	—	—	—	1,971,829
March 2012	—	—	—	1,971,829
April 2012	—	—	—	1,971,829
May 2012	—	—	—	1,971,829
June 2012	—	—	—	1,971,829
July 2012	400,003	$15.55	400,003	1,571,826
August 2012	1,167,072	$17.27	1,167,072	404,754
September 2012	404,754	$18.13	404,754	—
October 2012	—	—	—	4,000,000
November 2012	—	—	—	4,000,000
December 2012	—	—	—	4,000,000
Total	1,971,829		1,971,829

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

The following is a summary of quarterly share repurchase activity under the Plan to date:

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725
Total	28,000,000	$414,617,179

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2012	2011	2010	2009	2008
Net Sales	$1,099,560	$1,023,762	$816,263	$544,523	$623,800
Net Income	168,587	164,668	137,734	64,637	62,088
Earnings Per Share (Fully Diluted)	$1.17	$1.14	$0.98	$0.47	$0.44
Cash Dividends Declared per Common Share	$0.52	$0.48	$0.44	$0.44	$0.43
Total Assets	$1,265,691	$1,176,027	$1,002,691	$822,603	$763,103
Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2012	2011
	Year Ended December 31,			To	To
	2012	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	7.4%	25.4%
Cost of Goods Sold	66.1	64.7	63.8	9.7	27.2
Gross Profit	33.9	35.3	36.2	3.1	22.3
Operating Expenses:
Engineering, Research and Development	7.7	8.0	7.8	4.1	27.4
Selling, General and Administrative	4.4	4.7	5.0	(0.4)	19.6
Litigation Settlement	0.5	—	—	N/A	—
Total Operating Expenses:	12.6	12.7	12.8	6.3	24.3
Operating Income	21.3	22.6	23.4	1.3	21.2
Other Income/(Expense)	1.4	1.3	1.5	16.1	4.8
Income Before Provision for Income Taxes	22.7	23.9	24.9	2.1	20.1
Provision for Income Taxes	7.4	7.8	8.0	1.6	21.4
Net Income	15.3%	16.1%	16.9%	2.4%	19.6%

Results of Operations: 2012 to 2011
Net Sales. Company net sales increased by $75,797,000, or 7% compared to the prior year. Automotive net sales increased by 7% on a 11% increase in auto-dimming mirror shipments, from 21,477,000 (in 2011) to 23,832,000 (in 2012) units, primarily reflecting increased light vehicle production in North America as well as increased penetration of auto-dimming mirrors on 2012 and 2013 model year vehicles. North American auto-dimming mirror unit shipments in 2012 increased by 22% compared to 2011, primarily as a result of increased auto-dimming mirror unit shipments to certain Japanese transplant automakers and to the traditional Big Three automakers. Overseas mirror unit shipments increased by 5% during 2012 compared to 2011, primarily due to increased auto-dimming mirror unit shipments to certain European and Japanese automakers. Other net sales increased 10% compared to the prior year, as dimmable aircraft window sales increased 56% year over year and fire protection sales decreased 5% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.7% in 2011 to 66.1% in 2012, primarily reflecting annual automotive customer price reductions and product mix, partially offset by purchasing cost reductions. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.
Operating Expenses. Engineering, research and development expenses increased approximately $3,369,000 from 2011 to 2012, but remained at approximately 8% of net sales. E, R & D expenses increased 4% year over year, primarily due to additional employee hiring for new product development projects and program awards, partially offset by reduced costs associated with outside contract/engineering/development services.
Selling, general and administrative expenses were approximately flat from 2011 to 2012, and declined to 4% of net sales from 5% year-over-year, primarily due to increased overseas office expense, offset by the impact of foreign exchange rates. The impact of foreign exchange rates was approximately three percentage points in 2012 vs. 2011.

During the fourth quarter of 2012, the Company in the ordinary course of business incurred litigation settlement expense of $5,000,000 related to the Company's litigation with American Vehicular Sciences LLC ("AVS"). On June 25, 2012, AVS filed four patent infringement complaints in the United States District Court in the Eastern District of Texas, which named the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleged that the Company's SmartBeam® product infringed one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleged that the Company's monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints. On December 28, 2012, in the ordinary course of business, the Company entered into a settlement/license agreement (“agreement”) with AVS, settling all pending litigation. As a result of the agreement, the United States District Court in the Eastern District of Texas has ordered that the Company is dismissed with prejudice as a defendant in the complaints filed by AVS.
Total Other Income/(Expense). Investment income increased $1,141,000 in 2012 vs. 2011, primarily due to increased year-end mutual fund distribution income. Other income – net increased $965,000 in 2012 vs. 2011, primarily due to increased realized gains on the sale of equity investments.
Taxes. The provision for federal income taxes varied from the statutory rate in 2012 primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by $3,919,000, or 2% year over year, primarily due to increased sales and gross profit.
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
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64% in 2010 to 65% in 2011, primarily reflecting annual automotive customer price reductions, partially offset by the higher sales level leveraged over the fixed manufacturing overhead costs.
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

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of the general economic environment (particularly in Europe, which is the Company's largest automotive shipping destination), and conditions in our primary automotive industry which, even though improving in certain regions, have not necessarily fully recovered.
The Company's cash and cash equivalents were approximately $389,679,000, $357,987,000 and $348,350,000 as of December 31, 2012, 2011 and 2010, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of approximately $6,593,000, $6,095,000 and $4,980,000 as of December 31, 2012, 2011 and 2010, respectively. The funds held by foreign subsidiaries are considered indefinitely reinvested to be used to support operations outside the United States. The Company does not intend to repatriate any foreign cash or cash equivalents in the foreseeable future. These amounts would be subject to possible U.S. taxation only if remitted as dividends.
The Company's current ratio increased from 7.5 as of December 2011, to 8.5 as of December 31, 2012, primarily as a result of an increase in cash and cash equivalents and a decrease in accounts payable, partially offset by a decrease in inventory. The Company's current ratio decreased from 9.1 as of December 31, 2010, to 7.5 as of December 31, 2011, primarily as a result of the increase in accounts payable, partially offset by an increase in inventory.
Cash flow from operating activities were $257,846,000, $141,669,000 and $128,134,000 for the years ended December 31, 2012, 2011, and 2010, respectively. Cash flow from operating activities increased $116,177,000 for the year ended December 31, 2012, compared to the same period last year, primarily due to changes in inventory. Cash flow from operating activities increased approximately $13,535,000 for the year ended December 31, 2011, compared to the same prior year period, primarily due to increased net income, partially offset by changes in working capital. Cash flow from operating activities increased approximately $17,479,000 for the year ended December 31, 2010, compared to the same prior year period, primarily due to increased net income, partially offset by changes in working capital.
Capital expenditures for the year ended December 31, 2012, decreased to $117,474,000, compared to $120,178,000 for the prior year. During 2012, capital expenditures related primarily to building/land improvement related costs and production equipment purchases. Building/land improvement related costs were approximately $74,000,000 of total 2012 capital expenditures.

In light of on-going demand for our auto-dimming mirrors and more complex product mix, the Company currently anticipates that 2013 capital expenditures will be approximately $50-$60 million, a majority of which will be production equipment purchases. 2013 capital expenditures will be financed from current cash and cash equivalents on hand. The Company previously announced the following expansion plans that are still in process. The projects include:

•
120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which is expected to be completed in the first quarter of 2013 with a total estimated cost of approximately $23 million.

•
10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemical labs, as well as air conditioning, which is expected to be completed in the second quarter of 2013 with a total estimated cost of $11 million.

The Company incurred approximately $22 million in facility related costs pertaining to the above projects through 2012. The remaining $10-15 million in facility costs pertaining to the above projects are expected to be incurred in 2013.
Cash and cash equivalents as of December 31, 2012 increased approximately $31,692,000 compared to December 31, 2011, primarily due to cash flow from operations, partially offset by capital expenditures, dividends paid and share repurchases.
Inventories as of December 31, 2012, decreased approximately $28,823,000 compared to December 31, 2011, primarily due to a decrease in raw materials inventory resulting from improved supply chain constraint conditions, and a decrease in finished goods inventory.

Long-term investments as of December 31, 2012, increased approximately $13,666,000 compared to December 31, 2011, primarily due to an increase in unrealized gains in equity investments as a result of current market conditions.
Patents and other assets, net as of December 31, 2012 increased approximately $16,232,000 compared to December 31, 2011, primarily due to obtaining certain intellectual property rights related to certain existing and potential future automotive mirror features and products in the ordinary course of the Company's business (additional details disclosed under "Inflation, Changing Prices and Other").
Accounts payable as of December 31, 2012, decreased approximately $22,271,000 compared to December 31, 2011, primarily due to reduced inventory purchases and capital expenditures.
Management considers the Company's working capital and long-term investments, together with internally generated cash flow and an unsecured $5,000,000 line of credit demand note from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future, considering its contractual obligations and other commitments. The following is a summary of the Company's working capital and long-term investments as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Working Capital	$656,706,000	$651,598,000	$583,181,000
Long Term Investments	$141,834,000	$128,168,000	$129,091,000
Total	798,540,000	779,766,000	712,272,000

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the Plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors including market, economic and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings utilizing “normalized” interest rates; available cash; and other factors that the Company deems appropriate.

The following is a summary of quarterly share repurchase activity under the plan to date:

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725
Total	28,000,000	$414,617,179
4,000,000 shares remain authorized to be repurchased under the Plan as of December 31, 2012.

Inflation, Changing Prices and Other
The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders. In addition, the Company currently supplies auto-dimming mirrors to VW/Audi and Chrysler LLC under long-term agreements, entered into in the ordinary course of business.
During 2012, the Company negotiated a long-term agreement with VW/Audi in the ordinary course of the Company's business. Under the agreement, the Company is the exclusive supplier of all interior and exterior auto-dimming rearview mirror products sourced through December 31, 2018.
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
During 2008, the Company negotiated an extension to its long-term agreement with General Motors, in the ordinary course of the Company's business. The agreement term ended on August 1, 2012, and the Company continues to supply General Motors on a purchase order basis.

As a result of the fast ramp-up in global automotive light vehicle production in the second half of 2010 and the continuation through 2011 calendar year, the Company experienced increased costs associated with supply chain constraints on certain automotive-grade electronic components. Although availability of certain automotive-grade components remained tight throughout this period, the Company did experience continued sequential improvement in this area through 2011. However, the March 12, 2011, earthquake and tsunami in Japan added significant stresses on the supply chain, as many electronic components are supplied by Japanese manufacturers who were impacted by the natural disaster. The Company was successful in securing additional quantities of constrained parts to meet anticipated customer demand. In addition, the Company did experience sequential reductions in supply chain-related costs through the balance of calendar year 2011, as supply chain constraints/disruptions were resolved.
Flooding in Thailand as a result of heavy rain and monsoons since late July 2011 resulted in additional supply chain disruptions as production at certain component supplier plants was moved to their plants in other countries, putting certain suppliers outside of Thailand in over-capacity situations. Gaining access to those components and ensuring adequate supply resulted in additional costs to the Company during the fourth quarter of 2011. The Company did experience sequential improvement in this area during the first and second quarters of 2012. The costs associated with these particular supply chain constraints/disruptions have, it appears, been resolved, barring another natural disaster impacting the supply chain. To date, the supply chain related issues the Company has experienced have not disrupted deliveries to customers, but the Company continues to apply measures to ensure adequate supply of certain automotive-grade components.
As periodically disclosed, the Company believes that its patents and trade secrets provide it with a competitive advantage. The Company has also previously discussed that fact that claims of infringement could be costly, time-consuming, and divert the attention of management and key personnel from other business issues. To that end, and as previously disclosed, during the third quarter of 2012 the Company has been able to, in the ordinary course of business, obtain certain intellectual property rights related to certain existing and potential future automotive mirror features and products that will decrease potential risks of infringement. These rights are included on the Balance Sheet under the category "Patents and other assets-net". As part of obtaining the above-referenced intellectual property rights, the Company has also agreed to royalty payments based on shipments of automotive mirror products incorporating certain mirror features. Amortization expense associated with these rights and the royalty payments are currently expected to negatively impacts the gross profit margin by approximately 35 basis points on an annualized basis going forward at least in the near term (though the impact over a ten-year period is not certain). The Company's business is not substantially and materially dependent upon the obtained intellectual property rights.
As previously disclosed, on June 25, 2012, American Vehicular Sciences LLC (“AVS”) filed four patent infringement complaints in the United States District Court in the Eastern District of Texas, which named the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleged that the Company's SmartBeam® product infringed one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleged that the Company's monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints.
On December 28, 2012, in the ordinary course of business, the Company entered into a settlement/license agreement (“agreement”) with AVS, settling all pending litigation. The cost associated with the agreement was accrued by the Company and reflected in its financial results as of December 31, 2012. As a result of the agreement, the United States District Court in the Eastern District of Texas has ordered that the Company is dismissed with prejudice as a defendant in the complaints filed by AVS.
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for the first quarter of 2013 are approximately 3.9 million units for North America, 4.7 million for Europe and 3.3 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2013 are approximately 15.9 million units for North America, 18.6 million for Europe and 12.7 million for Japan and Korea.
The Company currently estimates that top line revenue will decrease approximately 5-10% in the first quarter of 2013 compared with the same period in 2012 based on the current IHS worldwide forecast for current light vehicle production levels, our anticipated product mix, as well as our 12-week customer release schedule. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; deteriorating macroeconomic environment (especially in Europe); customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult. The Company also continues to experience increasing volatility with customer orders within its twelve-week customer release window with some customers (including Tier 1 mirror suppliers) revising orders at the last minute. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2013 at this time.
The Company also estimates that engineering, research and development expenses are currently expected to decrease approximately 10% in the first quarter of 2013 compared with the same period in 2012, primarily due to reduced costs related to outside contract engineering/development services. In addition, the Company estimates that selling, general and administrative expenses are currently expected to be approximately flat in the first quarter of 2013 compared with the same period in 2012 (this estimate is based on stable foreign exchange rates).
Based on the current IHS forecast for light vehicle production levels for the entire 2013 year, the Company currently estimates that SmartBeam® and driver-assist unit shipments will increase approximately 10-15% in calendar year 2013 compared with calendar year 2012, based on anticipated product mix and estimated take rates.
Based on the current IHS forecast for light vehicle production levels for the entire 2013 year, the Company currently estimates that RCD Mirror unit shipments will decrease approximately 25-35% in calendar year 2013 compared with calendar year 2012, based on anticipated current product mix and estimated take rates. This guidance incorporates estimated reduced shipments to four automotive customers that have previously notified the Company of their plans to have the primary display for rear camera video in a radio display in the vehicle's center console instead of the interior rearview mirror as previously disclosed. The Company's RCD Mirror unit shipments are expected to be impacted by these changes initially with two customers in calendar year 2013 and with two additional customers beginning in calendar year 2014, with the transitions occurring over multiple years.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments).
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2012, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 9% for 2011 and 8% for 2010). The Company currently expects that approximately 7% of the Company’s net sales in 2013 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities.
The Company manages interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000) and average interest rates are as follows:

					Total Balance as of December 31,
	2013	2014	2015	2016	2012	2011
U.S. Government
Amount	$15.0	—	—	—	$15.0	$25.0
Average Interest Rate	0.2%	—	—	—	0.2%	0.2%
Government Agency
Amount	$38.5	—	—	—	$38.5	$35.0
Average Interest Rate	0.2%	—	—	—	0.2%	0.3%
Certificates of Deposit
Amount	$0.5	—	—	—	$0.5	$0.5
Average Interest Rate	2.6%	—	—	—	2.6%	2.6%
Corporate Bonds
Amount	$6.5	$2.2	—	—	$8.7	0.6
Average Interest Rate	1.6%	1.7%	—	—	1.6%	1.9%
Other
Amount	$0.2		—	—	$0.2	$0.1
Average Interest Rate	0.1%		—	—	0.1%	0.2%

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies on the U.S. stock markets:

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2012 .

	Total	Less than 1 Year	1-3 Years	After 3 Years
Short-term debt	$—	$—	$—	$—
Long-term debt	—	—	—	—
Operating leases	2.1	1.4	0.7	—
Purchase obligations	94.9	94.8	0.1	—
Dividends payable	18.6	18.6	—	—
Total	$115.6	$114.8	$0.8	$—
Purchase obligations are primarily for inventory parts and capital equipment.
Critical Accounting Policies.
The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates, assumptions and apply judgments that affect its' financial position and results of operations. On an ongoing basis, management evaluates these estimates and assumptions. Management also continually reviews its' accounting policies and financial information disclosures.
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
The following financial statements and reports of independent registered public accounting firm are filed with this report as pages 37 through 59 following the signature page:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income for the years ended December 31, 2012 , 2011, and 2010
Consolidated Statement of Shareholders’ Investment for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2012	2011	2012	2011	2012	2011	2012	2011
Net Sales	$290,707	$250,946	$280,256	$243,002	$268,248	$269,468	$260,349	$260,347
Gross Profit	100,826	90,317	92,757	85,625	90,116	95,285	89,119	90,354
Operating Income	65,501	60,091	57,512	53,247	57,623	62,247	53,819	55,783
Net Income	46,345	42,333	40,767	38,472	41,877	43,397	39,599	40,466
Earnings Per Share*	$0.32	$0.29	$0.28	$0.27	$0.29	$0.30	$0.28	$0.28

*Diluted

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2012.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2012, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-K was being prepared.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Framework – Integrated Framework our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page 37 hereof. During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2012.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	70	Chief Executive Officer	May 1986
Mark Newton	53	Senior Vice President	August 2010
Bruce Los	57	Senior Vice President	February 2012
Steve Dykman	47	Vice President, Finance and Treasurer	January 2007
Paul Flynn	48	Vice President, Operations	January 2012
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
Paul Flynn had previously served as Director of Test and Manufacturing Systems since April 2011, as Manager of Electrical Testing and Microelectronics since October 2008, as Microelectronics Production Manager since September 2005, as Production Department Manager since April 2001 and joined the Company as a Production Group Leader in April 1996. Mr. Flynn became an executive officer of the Company on November 15, 2012.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2013 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2012 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464 and the Company's website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company’s website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements. See Part II, Item 8.
2. Financial Statements Schedules. None required or not applicable.
3. Exhibits. See Exhibit Index located on page 60.

(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven Dykman
Steven Dykman, Vice President-Finance and Treasurer
Date:	February 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

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
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated), Gentex Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gentex Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2012 of Gentex Corporation and Subsidiaries and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 20, 2013

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389,678,664	$357,986,774
Short-term investments	60,802,856	60,808,237
Accounts receivable	109,579,693	110,389,715
Inventories	159,930,266	188,753,312
Prepaid expenses and other	24,671,561	34,354,946
Total current assets	744,663,040	752,292,984
PLANT AND EQUIPMENT:
Land, buildings and improvements	198,156,137	130,290,789
Machinery and equipment	472,844,579	415,394,183
Construction-in-process	45,092,001	58,244,561
	716,092,717	603,929,533
Less-Accumulated depreciation and amortization	(366,154,545)	(321,387,945)
	349,938,172	282,541,588
OTHER ASSETS:
Long-term investments	141,834,034	128,168,165
Patents and other assets, net	29,256,089	13,024,265
	171,090,123	141,192,430
TOTAL ASSETS	$1,265,691,335	$1,176,027,002

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$43,200,002	$65,470,573
Accrued liabilities:
Salaries, wages and vacation	7,188,092	6,558,638
Income taxes	1,582,570	—
Royalties	9,889,708	6,745,877
Dividends declared	18,599,926	17,288,348
Other	7,497,144	4,631,064
Total current liabilities	87,957,442	100,694,500

DEFERRED INCOME TAXES	56,773,337	48,213,981

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 143,076,357 shares issued and outstanding in 2012 and 144,069,563 shares issued and outstanding in 2011	8,584,581	8,644,174
Additional paid-in capital	418,766,010	395,229,891
Retained earnings	676,039,254	610,702,253
Accumulated other comprehensive income:
Unrealized gain on investments	15,111,778	10,412,246
Cumulative translation adjustment	2,458,933	2,129,957
Total shareholders’ investment	1,120,960,556	1,027,118,521
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$1,265,691,335	$1,176,027,002
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
NET SALES	$1,099,559,521	$1,023,762,049	$816,263,414

COST OF GOODS SOLD	726,740,962	662,181,714	520,573,101

Gross profit	372,818,559	361,580,335	295,690,313

OPERATING EXPENSES:
Engineering, research and development	85,003,602	81,634,158	64,100,411
Selling, general and administrative	48,359,725	48,578,252	40,617,833
Litigation Settlement	5,000,000	—	—
Total operating expenses	138,363,327	130,212,410	104,718,244

Income from operations	234,455,232	231,367,925	190,972,069

OTHER INCOME (EXPENSE):
Investment income	5,307,180	4,165,809	2,901,956
Other, net	9,863,188	8,898,077	9,565,989
Total other income (expense)	15,170,368	13,063,886	12,467,945

Income before provision for income taxes	249,625,600	244,431,811	203,440,014

PROVISION FOR INCOME TAXES	81,038,760	79,763,583	65,706,045

NET INCOME	$168,586,840	$164,668,228	$137,733,969

EARNINGS PER SHARE:
Basic	$1.18	$1.16	$0.99
Diluted	$1.17	$1.14	$0.98

Cash Dividends Declared per Share	$0.52	$0.48	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Net Income	$168,586,840	$164,668,228	$137,733,969

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	328,976	1,563,054	(2,176,851)
Unrealized gains (losses) on available-for sales securities, net	7,230,048	(17,442,698)	9,468,310

Other comprehensive income (loss), before tax	7,559,024	(15,879,644)	7,291,459

Provision for income taxes related to components of other comprehensive income	2,530,516	(6,104,944)	3,313,898

Other comprehensive Income (loss), net of tax	5,028,508	(9,774,700)	3,977,561

Comprehensive Income	$173,615,348	$154,893,528	$141,711,530

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

	Common Stock Shares		Common Stock Amount		Additional Paid-In Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Investment
BALANCE AS OF DECEMBER 31, 2009	138,339,385		$8,300,363		$270,351,796		$438,937,242		$18,339,342		$735,928,743
Issuance of common stock and the tax benefit of stock plan transactions	3,952,742		237,165		66,830,226		—		—		67,067,391
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—		—		10,652,196		—		—		10,652,196
Dividends declared ($.44 per share)	—		—		—		(61,829,034)		—		(61,829,034)
Net income	—	—	—	—	—	—	137,733,969	—	—	—	137,733,969
Other comprehensive income (loss)	—		—		—		—		3,977,561		3,977,561
BALANCE AS OF DECEMBER 31, 2010	142,292,127		8,537,528		347,834,218		514,842,177		22,316,903		893,530,826
Issuance of common stock and the tax benefit of stock plan transactions	1,777,436		106,646		33,198,116		—		—		33,304,762
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—		—		14,197,557				—		14,197,557
Dividends declared ($.48 per share)	—		—		—		(68,808,152)		—		(68,808,152)
Net income	—		—		—		164,668,228		—		164,668,228
Other comprehensive income (loss)	—		—		—		—		(9,774,700)		(9,774,700)
BALANCE AS OF DECEMBER 31, 2011	144,069,563		8,644,174		395,229,891		610,702,253		12,542,203		1,027,118,521
Issuance of common stock and the tax benefit of stock plan transactions	978,623		58,717		12,150,164		—		—		12,208,881
Repurchases of common stock	(1,971,829)		(118,310)		(5,047,882)		(28,550,533)				(33,716,725)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—		—		16,433,837				—		16,433,837
Dividends declared ($.52 per share)	—		—		—		(74,699,306)		—		(74,699,306)
Net income	—		—		—		168,586,840		—		168,586,840
Other comprehensive income (loss)	—		—		—		—		5,028,508		5,028,508
BALANCE AS OF DECEMBER 31, 2012	143,076,357		$8,584,581		$418,766,010		$676,039,254		$17,570,711		$1,120,960,556
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,586,840	$164,668,228	$137,733,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,179,823	42,634,684	38,620,674
Gain on disposal of assets	(419,382)	—	—
Loss on disposal of assets	952,190	992,876	1,070,484
Gain on sale of investments	(9,584,288)	(15,787,691)	(9,767,008)
Loss on sale of investments	1,216,027	9,134,183	2,398,483
Deferred income taxes	843,484	13,942,674	10,390,886
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	16,433,837	14,197,557	10,652,196
Excess tax benefits from stock based compensation	(815,651)	(5,362,501)	(3,020,975)
Change in operating assets and liabilities:
Accounts receivable	810,022	(14,742,103)	(24,488,100)
Inventories	28,823,046	(88,024,582)	(47,119,734)
Prepaid expenses and other	14,868,742	(6,954,317)	(1,353,238)
Accounts payable	(22,270,571)	25,175,109	12,838,717
Accrued liabilities	8,221,935	1,794,548	177,332
Net cash provided by operating activities	257,846,054	141,668,665	128,133,686
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	38,831,234	107,763,498	56,421,319
Maturities and calls	75,652,000	104,375,000	36,000,000
Purchases	(112,545,415)	(196,365,327)	(164,844,351)
Plant and equipment additions	(117,474,449)	(120,177,730)	(46,896,950)
Proceeds from sale of plant and equipment	1,064,614	179,212	504,977
Decrease (increase) in other assets	(17,602,228)	698,357	(5,771,488)
Net cash provided by (used for) investing activities	(132,074,244)	(103,526,990)	(124,586,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	12,208,881	33,304,764	67,067,391
Cash dividends paid	(73,387,727)	(67,171,939)	(61,394,232)
Repurchases of common stock	(33,716,725)	—	—
Excess tax benefits from stock based compensation	815,651	5,362,501	3,020,975
Net cash used for (provided by) financing activities	(94,079,920)	(28,504,674)	8,694,134
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,691,890	9,637,001	12,241,327
CASH AND CASH EQUIVALENTS, Beginning of year	357,986,774	348,349,773	336,108,446
CASH AND CASH EQUIVALENTS, End of year	$389,678,664	$357,986,774	$348,349,773
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs, develops, manufactures and markets proprietary electro-optical products: automatic-dimming rearview mirrors and camera-based driver-assist lighting-assist systems for the global automotive industry, non-automatic-dimming rearview automotive mirrors with electronic features, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. The Company does not require collateral or other security for trade accounts receivable.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments		Ending Balance
Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$3,400,000	$(577)	$577	**	$3,400,000
Year Ended December 31, 2011:
Allowance for Doubtful Accounts	$4,300,000	$(802,929)	$(97,071	)*	$3,400,000

* Represents excess of accounts written off over recoveries and other adjustments.
** Represents excess recoveries and other adjustments over accounts written off.
The Company’s overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 automotive customers. The Company continues to work with these financially distressed customers in collecting past due balances.

Investments
The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities, and to its non-financial assets and liabilities. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a Company’s use of fair-value measurements, including the effect of such measure on earnings. The cost of securities sold is based on the specific identification method.
The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of December 31, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$389,678,664	$389,678,664	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881	—	510,881	—
Government Securities	38,522,471	—	38,522,471	—
U.S. Treasury Notes	15,020,350	—	15,020,350	—
Corporate Bonds	6,563,228	—	6,563,228	—
Other	185,926	185,926	—	—
Long-Term Investments:
Corporate Bonds	2,180,780	—	2,180,780	—
Common Stocks	53,283,201	53,283,201	—	—
Mutual Funds – Equity	86,109,053	86,109,053	—	—
Other – Equity	261,000	261,000	—	—
Total	$592,315,554	$529,517,844	$62,797,710	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$357,986,774	$357,986,774	$—	$—
Short-Term Investments:
Government Securities	35,024,030	—	35,024,030	—
U.S. Treasury Notes	25,044,000	—	25,044,000	—
Corporate Bonds	649,204	—	649,204	—
Other	91,003	91,003	—	—
Long-Term Investments:
Common Stocks	53,554,303	53,554,303	—	—
Mutual Funds – Equity	73,749,772	73,749,772	—	—
Certificate of Deposit	505,390	—	505,390	—
Other – Equity	358,700	358,700	—	—
Total	$546,963,176	$485,740,552	$61,222,624	$—
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

In 2012, the Company determined that the pricing inputs for Government Securities were observable inputs consistent with a Level 2 presentation rather than a Level 1 presentation as disclosed in 2011. As such, the 2011 presentation has been revised to correct this presentation.
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2012 and 2011:

	Unrealized
2012	Cost	Gains		Losses		Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—		$—		$510,881
Government Securities	38,514,411	9,004		(944)		38,522,471
U.S. Treasury Notes	15,018,810	2,602		(1,062)		15,020,350
Corporate Bonds	6,529,758	33,470		—		6,563,228
Other	185,926	—		—		185,926
Long-Term Investments:
Corporate Bonds	2,174,948	5,832		—		2,180,780
Common Stocks	40,893,121	12,781,501		(391,421)		53,283,201
Mutual Funds-Equity	75,321,640	11,082,714		(295,301)		86,109,053
Other-Equity	238,506	22,494		—		261,000
Total	$179,388,001	$23,937,617	—	$(688,728)	—	$202,636,890

	Unrealized
2011	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$35,016,980	$7,090	$(40)	$35,024,030
U.S. Treasury Notes	25,025,600	18,400	—	25,044,000
Corporate Bonds	648,879	325	—	649,204
Other	91,003	—	—	91,003
Long-Term Investments:
Common Stocks	42,344,526	12,274,640	(1,064,863)	53,554,303
Mutual Funds-Equity	68,986,676	6,277,183	(1,514,087)	73,749,772
Certificate of Deposit	505,390	—	—	505,390
Other-Equity	338,506	20,194	—	358,700
Total	$172,957,560	$18,597,832	(2,578,990)	$188,976,402
Unrealized losses on investments as of December 31, 2012 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$688,728	$22,887,686
Unrealized losses on investments as of December 31, 2011 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$2,578,990	$42,845,635
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2012 and 2011.

Fixed income securities as of December 31, 2012, have contractual maturities as follows:

Due within one year	$60,802,856
Due between one and five years	2,180,780
Total	$62,983,636
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable and accounts payable. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2012 and 2011.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2012 and 2011.

	2012	2011
Raw materials	$114,750,525	$129,796,238
Work-in-process	24,588,734	26,367,953
Finished goods	20,591,007	32,589,121
Total Inventory	$159,930,266	$188,753,312
Allowances for slow-moving and obsolete inventories were $7,797,000 and $4,893,000 at December 31, 2012 and 2011. The year-over-year increase in the allowance was primarily the result of raw materials inventory.
Plant and Equipment
Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $48,480,000, $41,572,000 and $37,744,000 in 2012, 2011 and 2010, respectively.
Impairment of Disposal of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. The Company periodically obtains intellectual property rights, in the ordinary course of business, and the cost of the rights are

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

amortized over their useful lives. Accumulated amortization was approximately $6,112,000 and $4,630,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, patents had a weighted average amortization life of 9 years. Amortization expense was approximately $1,699,000, $1,063,000, and $877,000 in 2012, 2011 and 2010, respectively. For each of the next five years, amortization expense will approximate $3,000,000 annually. The increase in annual amortization expense is primarily due the amortization of certain intellectual property rights the Company obtained.

Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $970,000, $1,179,000 and $922,000, in 2012, 2011 and 2010, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $13,789,000, $11,520,000 and $8,315,000, in 2012, 2011 and 2010, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2012 and 2011. The Company does not offer extended warranties on its products.
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
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2012	2011	2010
Numerators:
Numerator for both basic and diluted EPS, net income	$168,586,840	$164,668,228	$137,733,969
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	143,097,530	142,492,699	139,356,831
Potentially dilutive shares resulting from stock option plans	870,501	1,784,109	1,378,936
Denominator for diluted EPS	143,968,031	144,276,808	140,735,767
For the years ended December 31, 2012, 2011 and 2010, 3,332,719, 1,253,824 and 279,333 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be antidilutive.

Other Comprehensive Income (Loss)
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments. The following table presents the net changes in the Company's accumulated other comprehensive income:

	Foreign Currency	Unrealized Gains(Losses) On Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2010	$566,903	$21,750,000	$22,316,903
Other comprehensive income (loss)	1,563,054	(11,337,754)	(9,774,700)
Balance as of December 31, 2011	2,129,957	10,412,246	12,542,203
Other comprehensive income (loss)	328,976	4,699,532	5,028,508
Balance as of December 31, 2012	$2,458,933	$15,111,778	$17,570,711

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

New Accounting Standards
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”). ASU 2011-04 amends ASC 820 to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amended guidance requires information disclosure regarding transfers between Level 1 and Level 2 of the fair value hierarchy, information disclosure regarding sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-04 did not have a material effect on the Company's consolidated financial position or results of operations.
In June 2011, FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single or continuous statement of comprehensive income or in two separate consecutive statements. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-05 was implemented for calendar years 2012 and did not have a material effect on the Company's consolidated financial position or results of operations.
In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the effective date of ASU 2011-05 as it pertains to the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amended guidance was effective for financial periods beginning after December 15, 2011. ASU 2011-12 did not have a material effect on the Company's consolidated financial position or results of operations.

(2)	LINE OF CREDIT
The Company has available an unsecured $5,000,000 line of credit demand note from a bank at an interest rate equal to the lower of the bank’s prime rate or 2.25% above the LIBOR rate. No borrowings were outstanding under this line in 2012 or 2011. No compensating balances are required under this line.

(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Beginning of year	$2,476,000	$2,483,000	$2,411,000
Additions based on tax positions related to the current year	785,000	1,105,000	900,000
Additions for tax positions in prior years	907,000	208,000	76,000
Reductions for tax positions in prior years	—	(78,000)	(35,000)
Reductions as a result of completed audit examinations	—	(1,242,000)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—	(869,000)
End of year	$4,168,000	$2,476,000	$2,483,000
If recognized, unrecognized tax benefits would affect the effective tax rate.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $250,000 and $95,000 for interest as of December 31, 2012 and 2011, respectively. Interest recorded during 2012, 2011 and 2010 was not considered significant.
During 2011, the Company completed a routine audit examination with the Internal Revenue Service for tax years prior to 2010. As a result, unrecognized federal tax benefits pertaining to audited tax years prior to 2010 were reversed as of December 31, 2011. The Company is also subject to other periodic and routine audits in both domestic and foreign tax jurisdictions, and it is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements and the completion of tax examinations are not expected to have a significant impact on the Company’s financial position or results of operations.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.
In May 2011, the State of Michigan enacted a new Corporate Income Tax that was effective January 1, 2012. The new Corporate Income Tax does not have a significant effect on the Company’s consolidated financial position or results of operations.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated retroactively to January 1, 2012 various tax provisions known as tax "extenders" that had expired as of December 31, 2011. In accordance with ASC 740-45-15, the effects of changes in tax rates and laws on deferred tax balances and tax rates are recognized in the period the new legislation is enacted. As a result, the impact of the new legislation will be reflected in the Company's consolidated financial position and results of operations in calendar year 2013.
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
The foreign components of income before the provision for income taxes were not material as of December 31, 2012. As a result, the domestic and foreign components of income before the provision for income taxes are not detailed in the income tax footnote.

The components of the provision for income taxes are as follows:

	2012	2011	2010
Currently payable:
Federal	$76,507,760	$63,307,583	$54,032,045
State	2,450,000	1,663,000	789,000
Foreign	1,238,000	850,000	494,000
Total	80,195,760	65,820,583	55,315,045
Net deferred:
Primarily federal	843,000	13,943,000	10,391,000
Provision for income taxes	$81,038,760	$79,763,583	$65,706,045
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $1,457,000, $7,879,000 and $7,832,000 in 2012, 2011 and 2010, respectively, and were recognized as an adjustment of additional paid-in capital.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	0.1	0.2
Domestic production exclusion	(2.9)	(2.3)	(2.5)
Other	(0.2)	(0.2)	(0.4)
Effective income tax rate	32.5%	32.6%	32.3%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012		2011
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$3,721,183	$186,997	$2,465,349	$152,716
Stock based compensation	12,044,953	1,696,966	8,730,729	1,473,236
Impairment loss on available-for-sale securities	—	327,308	—	471,401
Other	5,690,130	3,609	4,874,704	3,809
Total deferred income tax assets	21,456,266	2,214,880	16,070,782	2,101,162
Liabilities:
Excess tax over book depreciation	—	(47,704,521)	—	(41,681,342)
Patent costs	—	(8,137,111)	—	(5,606,595)
Unrealized gain on investments	—	(3,146,585)	—	(3,027,206)
Other	(527,417)	—	(327,490)	—
Net deferred income taxes	$20,928,849	$(56,773,337)	$15,743,292	$(48,213,981)
Income taxes paid in cash were approximately $63,351,000, $63,483,000 and $63,557,000 in 2012, 2011 and 2010, respectively.
No provision has been made for U.S. Federal and State income taxes on foreign taxes that may result from remittances of undistributed earnings of foreign subsidiaries as of December 31, 2012. The Company expects such earnings will remain reinvested in those foreign subsidiaries indefinitely. Undistributed foreign earnings were not material as of December 31, 2012.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2012, 2011 and 2010 the Company’s contributions were approximately $2,490,000, $2,253,000 and $1,970,000, respectively.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS
Employee Stock Option Plan
In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 13,366,722 shares (net of shares from canceled/expired options) under the new plan through December 31, 2012. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2012	2011	2010
Dividend yield (1)	2.7%	2.7%	2.7%
Expected volatility (2)	45.5%	41.6%	41.0%
Risk-free interest rate (3)	0.8%	1.4%	2.0%
Expected term of options (in years) (4)	4.1	4.2	4.3
Weighted-average grant-date fair value	$6	$8	$6
(1)    Represents the Company's estimated cash dividend yield over the expected term of option grant.

(2)
Amount is determined based on analysis of historical price volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over a period equal to the expected term of the option grant.

(3)    Represents the U.S. Treasury yield over the expected term of the option grant.

(4)
Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the Company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.

As of December 31, 2012, there was $17,583,516 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.1 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2012, 2011 and 2010, and changes during the same periods are presented in the tables and narrative below:

	2012
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	7,555	$21
Granted	2,641	20
Exercised	(689)	15		$3,810
Forfeited	(646)	21
Outstanding at End of Year	8,861	21	3.4 Yrs	$11,730
Exercisable at End of Year	3,003	$19	2.2 Yrs	$7,617

	2011
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	6,805	$17
Granted	2,462	29
Exercised	(1,497)	16		$20,659
Forfeited	(215)	19
Outstanding at End of Year	7,555	21	3.5 Yrs	$66,295
Exercisable at End of Year	2,024	$17	2.3 Yrs	$26,218

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
A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2012, 2011, and 2010, are presented in the table and narrative below:

	2012		2011		2010
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested stock options at Beginning of Year	5,530	$6	5,038	$5	4,662	$4
Granted	2,641	6	2,462	8	2,197	6
Vested	(1,936)	5	(1,766)	5	(1,642)	4
Forfeited	(377)	6	(204)	5	(179)	4
Nonvested stock options at End of Year	5,858	$6	5,530	$6	5,038	$5

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 500,000 shares of common stock, was approved by shareholders replacing a prior plan.The Company has granted options on 42,000 shares (net of shares from canceled options) under the new director plan and 549,240 shares (net of shares from canceled options) under a prior plan through December 31, 2012. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2012	2011	2010
Dividend yield (1)	2.6%	2.7%	2.7%
Expected volatility (2)	44.5%	40.5%	40.8%
Risk-free interest rate (3)	1.7%	3.2%	3.5%
Expected term of options (in years) (4)	6.8	6.5	8.1
Weighted-average grant-date fair value	$8	$11	$8
(1)    Represents the Company's estimated cash dividend yield over the expected term of option grant.

(2)
Amount is determined based on analysis of historical price volatility of the Company's common stock. The expected volatility is based on the daily percentage change in the price of the stock over a period equal to the expected term of the option grant.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

(3)    Represents the U.S. Treasury yield over the expected term of the option grant.

(4)
Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the Company has determined that non-employee directors exhibit similar exercise and post-vesting termination behavior.

As of December 31, 2012, there was no unrecognized compensation cost related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2012, 2011, and 2010, and changes during the same periods are presented in the tables and narrative below:

	2012
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	192	$21
Granted	42	22
Exercised	—	—
Forfeited	—	—
Outstanding at End of Year	234	21	6.4 Yrs	$225
Exercisable at End of Year	234	$21	6.4 Yrs	$225

	2011
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	244	$18
Granted	42	32
Exercised	(94)	17		$1,362
Forfeited	—	—
Outstanding at End of Year	192	21	6.8 Yrs	$1,740
Exercisable at End of Year	192	$21	6.8 Yrs	$1,740

	2010
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life		Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	429	$16
Granted	48	21
Exercised	(233)	16			$1,932
Forfeited	—	—
Outstanding at End of Year	244	18	6.1	Yrs	$2,937
Exercisable at End of Year	244	$18	6.1	Yrs	$2,937
A summary of the status of the Company’s non-vested Non-employee Director Stock Option Plan activity for the years ended December 31, 2012, 2011, and 2010, are presented in the table and narrative below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2012		2011		2010
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested stock options at Beginning of Year	—	$—	—	$—	—	$—
Granted	42	8	42	11	48	8
Vested	(42)	8	(42)	11	(48)	8
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—

Employee Stock Purchase Plan
In 2003, a new Employee Stock Purchase Plan covering 1,200,000 shares was approved by the shareholders, replacing a prior plan. The Company has sold to employees 102,498 shares, 68,630 shares and 81,249 shares under the new plan in 2012, 2011, and 2010, respectively, and has sold a total of 1,067,426 shares under the plan through December 31, 2012. The Company sells shares at 85% of the stock’s market price at date of purchase. The weighted average fair value of shares sold in 2012 was approximately $17.19.
Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 694,770 shares outstanding under the plan as of December 31, 2012. During 2012, 2011, and 2010, 225,730, 140,900 and 117,050 shares, respectively, were granted with a restriction period of five years at market prices ranging from $17.27 to $24.45 in 2012, $24.96 to $30.25 in 2011, and $17.98 to $29.46 in 2010, and has unearned stock-based compensation of $8,601,582 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for 2012 was $2,108,583.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)	CONTINGENCIES

On June 25, 2012, American Vehicular Sciences LLC (“AVS”) filed four patent infringement complaints in the United States District Court in the Eastern District of Texas, which named the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleged that the Company's SmartBeam® product infringed one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleged that the Company's monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints.
On December 28, 2012, in the ordinary course of business, the Company entered into a settlement/license agreement (“agreement”) with AVS, settling all pending litigation. The cost associated with the agreement was accrued by the Company and reflected in its financial results as of December 31, 2012. As a result of the agreement, the United States District Court in the Eastern District of Texas has ordered that the Company is dismissed with prejudice as a defendant in the complaints filed by AVS.
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

	2012	2011	2010
Revenue:
Automotive Products
United States	$382,308,501	$334,692,637	$274,165,934
Germany	239,081,723	248,495,295	212,555,637
Japan	100,422,507	76,123,221	64,412,780
Other	355,160,210	343,850,209	245,957,611
Other	22,586,580	20,600,687	19,171,452
Total	$1,099,559,521	$1,023,762,049	$816,263,414
Income (Loss) from Operations:
Automotive Products	$231,713,972	$231,030,145	$191,430,183
Other	2,741,260	337,780	(458,114)
Total	$234,455,232	$231,367,925	$190,972,069
Assets:
Automotive Products	$619,337,527	$566,395,900	$391,514,600
Other	8,010,779	8,993,853	6,687,533
Corporate	638,343,029	600,637,249	604,488,506
Total	$1,265,691,335	$1,176,027,002	$1,002,690,639
Depreciation & Amortization:
Automotive Products	$47,976,800	$40,314,620	$35,722,078
Other	317,534	320,900	275,599
Corporate	1,885,489	1,999,164	2,622,997
Total	$50,179,823	$42,634,684	$38,620,674
Capital Expenditures:
Automotive Products	$113,611,526	$115,377,859	$43,031,399
Other	228,635	58,996	203,654
Corporate	3,634,288	4,740,875	3,661,897
Total	$117,474,449	$120,177,730	$46,896,950
Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window net sales continued to increase during 2010, 2011 and 2012, which resulted in a reduced loss from operations for 2010 and income from operations for 2011 and 2012 in the “Other” category.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During 2012, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

The Company has five automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	VW/Audi	Hyundai/Kia	Daimler AG	General Motors
2012	14%	14%	11%	11%	10%
2011	12%	15%	11%	11%	12%
2010	15%	13%	#	12%	15%

# Less than 10%.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2012 and December 31, 2011 (in thousands, except per share data):

	First		Second		Third		Fourth
	2012	2011	2012	2011	2012	2011	2012	2011
Net Sales	$290,707	$250,946	$280,256	$243,002	$268,248	$269,468	$260,349	$260,347
Gross Profit	100,826	90,317	92,757	85,625	90,116	95,285	89,119	90,354
Operating Income	65,501	60,091	57,512	53,247	57,623	62,247	53,819	55,783
Net Income	46,345	42,333	40,767	38,472	41,877	43,397	39,599	40,466
Earnings Per Share*	$0.32	$0.29	$0.28	$0.27	$0.29	$0.30	$0.28	$0.28

*Diluted

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	PAGE

3(a)(1)
Registrant's Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant's Report on Form 10-Q dated November 2, 2004, and an Amendment to the Registrant's Restated Articles of Incorporation, adopted as of May 18, 2012, were filed as Exhibit 3.1(i) to the Registrant's Form 8-K dated May 22, 2012, and the same is hereby incorporated herein by reference.

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

*10(b)(8)
Retirement from Service Agreement between Gentex Corporation and John Arnold was filed as Exhibit 10(b)(9) to Registrant's report on Form 10-Q dated November 3, 2011, and the same is incorporated herein by reference.

*10(b)(9)
Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan (effective February 16, 2012 and approved by the shareholders on May 17, 2012), was filed as Exhibit 10(b)(10) to Registrant's Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference.

*10(b)(10)
Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(11) to Registrant's Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference

10(e)
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

21	List of Company Subsidiaries	62

23(a)	Consent of Independent Registered Public Accounting Firm	63

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	64

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).	65

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).	66
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Indicates a compensatory plan or arrangement.

List of Gentex Corporation Subsidiaries

1.	E.C. Aviation Services, Inc., a Michigan corporation, is a wholly-owned subsidiary of Gentex Corporation.

2.	Gentex Holdings, Inc., a Michigan corporation, is a wholly-owned subsidiary of Gentex Corporation.

3.	Gentex GmbH, a German limited liability company, is a subsidiary 50% owned by Gentex Corporation and 50% owned by Gentex Holdings, Inc.

4.	Gentex Japan, Inc., a Japanese corporation, is a wholly-owned subsidiary of Gentex Corporation.

5.	Gentex Mirrors Ltd., a United Kingdom limited liability company, is a wholly-owned subsidiary of Gentex Corporation.

6.	Gentex France, SAS, a French simplified liability corporation, is a wholly-owned subsidiary of Gentex Corporation.

7.	Gentex Technologies Korea Co., Ltd., a Korean limited stock company, is a wholly-owned subsidiary of Gentex Corporation.

8.	Gentex (Shanghai) Electronics Technology Co., Inc., a Chinese limited liability company, is a wholly-owned subsidiary of Gentex Corporation.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-183412, 333-101642, 33-65321, 333-04661, 333-105858 and 333-118213) pertaining to various stock option and incentive plans of Gentex Corporation and Subsidiaries of our reports dated February 20, 2013, with respect to the consolidated financial statements of Gentex Corporation and Subsidiaries, and the effectiveness of internal control over financial reporting of Gentex Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2012

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 20, 2013

Exhibit 23(a)

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER OF GENTEX CORPORATION

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)] for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: February 20, 2013

/s/ Fred T. Bauer
Fred T. Bauer
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER OF GENTEX CORPORATION

I, Steven A. Dykman, certify that:

1. I have reviewed this annual report on Form 10-K of Gentex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)] for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting;

Date: February 20, 2013

/s/ Steven A. Dykman
Steven A. Dykman
Vice President-Finance

EXHIBIT 32

CERTIFICATE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002 (18-U.S.C. § 1350)

Each, Fred T. Bauer, Chief Executive Officer of Gentex Corporation, and Steven A. Dykman, Chief Financial Officer of Gentex Corporation, certify to the best of their knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that:

(1) The annual report on Form 10-K for the year ended December 31, 2012, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this annual report on Form 10-K of the year ended December 31, 2012, fairly presents, in all material respects, the financial condition and results of operations of Gentex Corporation.

Dated: February 20, 2013                        GENTEX CORPORATION

By /s/ Fred T. Bauer
Fred T. Bauer
Its Chief Executive Officer

By /s/ Steven A. Dykman
Steven A. Dykman
Its Vice President-Finance/
Chief Financial Officer

A signed original of this written statement has been provided to Gentex Corporation and will be retained by Gentex Corporation and furnished to the Securities and Exchange Commission or its staff upon request.