Form 10-Q
period 2013-03-31
GENTEX CORP
filed 2013-05-06
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013, or

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
________________________________________________________

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
Yes:   x     No:  _______
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes:   x     No:  _______
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
Yes:  _ _        No:   x
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes:       No:  ________
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 25, 2013
Common Stock, $.06 Par Value	143,584,034

GENTEX CORPORATION AND SUBSIDIARIES
For the Quarter Ended March 31, 2013
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$442,552,961	$389,678,664
Short-term investments	75,951,991	60,802,856
Accounts receivable, net	121,927,126	109,579,693
Inventories	130,069,690	159,930,266
Prepaid expenses and other	24,755,707	24,671,561
Total current assets	795,257,475	744,663,040

PLANT AND EQUIPMENT—NET	348,055,549	349,938,172

OTHER ASSETS
Long-term investments	158,211,405	141,834,034
Patents and other assets, net	28,607,847	29,256,089
Total other assets	186,819,252	171,090,123

Total assets	$1,330,132,276	$1,265,691,335

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$33,001,922	$43,200,002
Accrued liabilities	76,653,390	44,757,440
Total current liabilities	109,655,312	87,957,442

DEFERRED INCOME TAXES	58,029,136	56,773,337

SHAREHOLDERS’ INVESTMENT
Common stock	8,615,042	8,584,581
Additional paid-in capital	429,519,108	418,766,010
Retained earnings	701,368,056	676,039,254
Accumulated other comprehensive income	22,945,622	17,570,711
Total shareholders’ investment	1,162,447,828	1,120,960,556

Total liabilities and shareholders’ investment	$1,330,132,276	$1,265,691,335

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
NET SALES	$269,498,969	$290,706,762

COST OF GOODS SOLD	176,035,466	189,880,269
Gross profit	93,463,503	100,826,493

OPERATING EXPENSES:
Engineering, research and development	18,683,576	23,215,134
Selling, general & administrative	10,926,288	12,110,396
Total operating expenses	29,609,864	35,325,530

Income from operations	63,853,639	65,500,963

OTHER INCOME (EXPENSE)
Investment income	495,413	596,023
Other, net	1,404,860	2,690,337
Total other income	1,900,273	3,286,360

Income before provision for income taxes	65,753,912	68,787,323

PROVISION FOR INCOME TAXES	20,323,345	22,442,739

NET INCOME	$45,430,567	$46,344,584

EARNINGS PER SHARE:
Basic	$0.32	$0.32
Diluted	$0.32	$0.32
Cash Dividends Declared per Share	$0.14	$0.13

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
Net Income	$45,430,567	$46,344,584

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(601,749)	344,785
Unrealized gains (losses) on available-for sales securities, net	9,194,861	13,514,130

Other comprehensive income (loss), before tax	8,593,112	13,858,915

Provision for income taxes related to components of other comprehensive income	3,218,201	4,729,945

Other comprehensive Income (loss), net of tax	5,374,911	9,128,970

Comprehensive Income	$50,805,478	$55,473,554

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,430,567	$46,344,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,805,949	12,674,712
Gain on disposal of assets
(Gain)/loss on disposal of assets	1,495,536	161,487
Gain on sale of investments
(Gain) loss on sale of investments	(2,822,207)	(1,494,565)
Deferred income taxes	(2,180,428)	880,311
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	3,850,063	3,960,579
Excess tax benefits from stock-based compensation	(341,225)	(318,115)
Change in operating assets and liabilities:
Accounts receivable, net	(12,347,433)	(28,907,130)
Inventories	29,860,576	(11,997,848)
Prepaid expenses and other	133,880	11,876,847
Accounts payable	(10,198,080)	7,515,474
Accrued liabilities, excluding dividends declared	30,735,336	20,435,185
Net cash provided by (used for) operating activities	97,422,534	61,131,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	10,627,243	6,527,702
Maturities and calls	3,000,000	17,000,000
Purchases	(33,136,682)	(17,687,907)
Plant and equipment additions	(12,674,970)	(39,824,858)
Proceeds from sale of plant and equipment	9,500	—
(Increase) decrease in other assets	(706,899)	175,419
Net cash provided by (used for) investing activities	(32,881,808)	(33,809,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	6,592,272	2,466,307
Cash dividends paid	(18,599,926)	(17,288,348)
Repurchases of common stock	—	—
Excess tax benefits from stock-based compensation	341,225	318,115
Net cash provided by (used for) financing activities	(11,666,429)	(14,503,926)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,874,297	12,817,951

CASH AND CASH EQUIVALENTS, beginning of period	389,678,664	357,986,774

CASH AND CASH EQUIVALENTS, end of period	$442,552,961	$370,804,725

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2012 annual report on Form 10-K.

(2)
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2013, and the results of operations and cash flows for the interim periods presented.

(3)	Adoption of New Accounting Standards

In February 2013, FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-12”).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income.  The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amended guidance requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the statement where net income is presented or in the notes to the condensed consolidated financial statements.  The amended guidance was effective for financial periods beginning after December 15, 2012.  ASU 2013-02 did not have a material effect on the Company's consolidated financial position or results of operations.

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
 The Company’s investment securities are classified as available for sale and are stated at fair value based on quoted market prices. Assets or liabilities that have recurring measurements are shown below as of March 31, 2013, and December 31, 2012:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$442,552,961	$442,552,961	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881		510,881
Government Securities	48,461,113	—	48,461,113	—
U.S. Treasury Notes	18,050,430	—	18,050,430	—
Corporate Bonds	8,474,984	—	8,474,984	—
Other	454,583	454,583	—	—
Long-Term Investments:
Corporate Bonds	2,151,540		2,151,540
U.S. Treasury Notes	5,150,800		5,150,800
Common Stocks	54,038,995	54,038,995	—	—
Mutual Funds – Equity	96,870,070	96,870,070	—	—
Total	$676,716,357	$593,916,609	$82,799,748	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$389,678,664	$389,678,664	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881	—	510,881	—
Government Securities	38,522,471	—	38,522,471	—
U.S. Treasury Notes	15,020,350	—	15,020,350	—
Corporate Bonds	6,563,228	—	6,563,228	—
Other	185,926	185,926	—	—
Long-Term Investments:
Corporate Bonds	2,180,780	—	2,180,780	—
Common Stocks	53,283,201	53,283,201	—	—
Mutual Funds – Equity	86,109,053	86,109,053	—	—
Other – Equity	261,000	261,000	—	—
Total	$592,315,554	$529,517,844	$62,797,710	$—

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2013, and December 31, 2012:

As of March 31, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—	$—	$510,881
Government Securities	48,452,720	11,129	(2,736)	48,461,113
U.S. Treasury Notes	18,045,049	5,655	(274)	18,050,430
Corporate Bonds	8,466,427	19,284	(10,727)	8,474,984
Other	454,583	—	—	454,583
Long-Term Investments:
Corporate Bonds	2,144,434	7,106	—	2,151,540
U.S. Treasury Notes	5,151,204	—	(404)	5,150,800
Common Stocks	39,517,584	14,913,846	(392,435)	54,038,995
Mutual Funds – Equity	78,976,763	17,959,138	(65,831)	96,870,070
Total	$201,719,645	$32,916,158	$(472,407)	$234,163,396

As of December 31, 2012:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—	$—	$510,881
Government Securities	38,514,411	9,004	(944)	38,522,471
U.S. Treasury Notes	15,018,810	2,602	(1,062)	15,020,350
Corporate Bonds	6,529,758	33,470	—	6,563,228
Other	185,926	—	—	185,926
Long-Term Investments:
Corporate Bonds	2,174,948	5,832	—	2,180,780
Common Stocks	40,893,121	12,781,501	(391,421)	53,283,201
Mutual Funds – Equity	75,321,640	11,082,714	(295,301)	86,109,053
Other – Equity	238,506	22,494	—	261,000
Total	$179,388,001	$23,937,617	$(688,728)	$202,636,890

Unrealized losses on investments as of March 31, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$472,407	$32,773,530
Unrealized losses on investments as of December 31, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$688,728	$22,887,686

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended and interpreted, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at March 31, 2013.

Fixed income securities as of March 31, 2013, have contractual maturities as follows:

Due within one year	$75,497,408
Due between one and five years	7,302,340
Total	$82,799,748

(5)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2013	December 31, 2012
Raw materials	$86,056,764	$114,750,525
Work-in-process	23,750,212	24,588,734
Finished goods	20,262,714	20,591,007
Total Inventory	$130,069,690	$159,930,266

(6)	The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended March 31,
	2013	2012
Numerators:
Numerator for both basic and diluted EPS, net income	$45,430,567	$46,344,584
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	142,534,655	143,502,772
Potentially dilutive shares resulting from stock plans	540,810	1,485,229
Denominator for diluted EPS	143,075,465	144,988,001

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	5,034,165	2,233,907

(7)	Stock-Based Compensation Plans
At March 31, 2013, the Company had two stock option plans, a restricted stock plan and an employee stock purchase plan. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2012, for additional information related to these stock-based compensation plans.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized compensation expense for share-based payments of $3,189,211 for the first quarter ended March 31, 2013. Compensation cost capitalized as part of inventory as of March 31, 2013, was $168,143.
Employee Stock Option Plan
The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2013	2012
Dividend Yield (1)	2.77%	2.60%
Expected volatility (2)	46.13%	44.07%
Risk-free interest rate (3)	0.77%	1.01%
Expected term of options (years) (4)	4.02	4.03
Weighted-avg. grant date fair value	$5.98	$7.06

(1)Represents the Company’s estimated cash dividend yield over the expected term of option grant.

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
As of March 31, 2013, there was $20,087,762 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 500,000 shares of common stock, was approved by shareholders replacing a prior plan. As of March 31, 2013, there was no unrecognized compensation cost under the plan related to share-based payments. Under the shareholder approved plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
The Company had in place an Employee Stock Purchase Plan covering 1,200,000 shares that was approved by the shareholders, which expired on March 31, 2013. Effective April 1, 2013, a new Employee Stock Purchase Plan covering 1,000,000 shares was adopted, subject to shareholder approval at the May shareholders meeting. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2013, the Company had unearned stock-based compensation of $9,005,215 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the first quarter ended March 31, 2013, was $660,852.

(8)    Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income by component (net of tax) (1):

	For Three Months Ended March 31,
	2013	2012
Foreign currency translation adjustments:
Balance at beginning of period	$2,458,933	$2,129,957
Other Comprehensive income before reclassifications	(601,749)	344,785
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period change	(601,749)	344,785
Balance at end of period	1,857,184	2,474,742
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	15,111,778	10,412,246
Other Comprehensive income before reclassifications	7,811,095	9,755,652
Amounts reclassified from accumulated other comprehensive income	(1,834,435)	(971,467)
Net current-period change	5,976,660	8,784,185
Balance at end of period	21,088,438	19,196,431

Accumulated other comprehensive income, end of period	$22,945,622	$21,671,173
(1) All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the period ended March 31, 2013, and March 31, 2012.

Details about Accumulated Other Comprehensive Income Components (2)	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	For the Period ended March 31,
	2013	2012
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	2,822,207	1,494,565	Other, net
	(987,772)	(523,098)	Provision for Income Taxes
Total reclassifications for the period	1,834,435	971,467	Net of tax
(2) Amounts in parentheses indicate debits.

(9)	The increase in common stock during the three months ended March 31, 2013, was primarily due to the issuance of 507,677 shares of the Company’s common stock under the Company’s stock-based

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2013, which resulted in a recorded cash dividend of $0.14 per share. The first quarter dividend of approximately $20,102,000 was declared on February 19, 2013, and was paid on April 19, 2013.

(10)	Contingencies
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

(11)
The Company currently manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with electronic features:

	Three Months Ended March 31,
	2013	2012
Revenue:
Automotive Products	$262,967,500	$285,684,500
Other	6,531,469	5,022,262
Total	$269,498,969	$290,706,762
Income(loss) from operations:
Automotive Products	$62,661,434	$65,470,703
Other	1,192,205	30,260
Total	$63,853,639	$65,500,963
The “Other segment includes Fire Protection Products and Dimmable Aircraft Windows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2013 VERSUS FIRST QUARTER 2012

Net Sales. Net sales for the first quarter of 2013 decreased by approximately $21,208,000 or 7% when compared with the first quarter last year. Net sales of the Company’s automotive mirrors (including features) decreased by approximately $22,717,000, or 8%, in the first quarter of 2013, when compared with the first quarter last year, primarily due to the impact of a higher mix of exterior and base interior auto-dimming mirrors, as well as the impact of annual customer price reductions. Auto-dimming mirror unit shipments increased 1% from approximately 6,259,000 in the first quarter of 2012 to approximately 6,304,000 in the most recently completed quarter. This unit increase was primarily due to increased penetration of auto-dimming mirrors, mostly offset by lower light vehicle production in Europe and Japan/Korea. Unit shipments to customers in North America for the most recently completed quarter increased by 8% compared with the first quarter of the prior year, primarily due to increased auto-dimming mirror unit shipments to certain domestic and Asian transplant automakers. Mirror unit shipments for the most recently completed quarter to automotive customers outside North America decreased by 4% compared with the first quarter in 2012, primarily due to decreased auto-dimming mirror unit shipments to certain Japanese and European automakers.
Other net sales increased by approximately $1,509,000, or 30%, for the most recently completed quarter versus the same quarter of last year, primarily due to an increase in dimmable aircraft window net sales. Fire protection net sales were flat quarter over quarter and continue to be impacted by the relatively weak commercial construction market.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold remained at 65.3% for the most recently completed quarter versus the same quarter of last year, with the impact of annual automotive customer price reductions being offset by purchasing cost reductions and product mix. Each positive offsetting factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately one percentage point.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the most recently completed quarter decreased 20% and approximately $4,532,000 when compared with the same quarter last year, primarily due to planned reduced costs associated with outside contract engineering/development services.
Selling, general and administrative (S, G & A) expenses decreased 10% and approximately $1,184,000 for the most recently completed quarter, when compared with the same quarter last year, primarily due to reduced overseas office expenses. Selling, general and administrative expenses remained at 4% of net sales in the most recently completed quarter versus the same quarter last year.
Total Other Income. Total other income for the most recently completed quarter decreased by approximately $1,386,000 when compared with the same quarter last year, primarily due to loss on disposal of assets.
Taxes. The provision for income taxes varied from the statutory rate for the most recently completed quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the first quarter of 2013 decreased by approximately $914,000 when compared with the same quarter last year, primarily due to the decrease in sales and operating margin.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2013 were $442,553,000, which was an increase of approximately $52,874,000 compared to December 31, 2012. The increase was primarily due to cash flow from operations, partially offset by fixed income investment purchases, dividends paid and capital expenditures.
Short-term investments as of March 31, 2013 increased approximately $15,149,000 compared to December 31, 2012, primarily due to fixed income investment purchases.
Accounts receivable as of March 31, 2013 increased approximately $12,347,000 compared to December 31, 2012, primarily due to the higher sequential sales level as well as monthly sales within each of those quarters.
Inventories as of March 31, 2013 decreased approximately $29,861,000 when compared to December 31, 2012, primarily due to reductions in raw materials inventory.
Long-term investments as of March 31, 2013 increased approximately $16,377,000 compared to December 31, 2012, primarily due to an increase in unrealized gains in equity investments as a result of current market conditions.
Accrued liabilities as of March 31, 2013 increased approximately $31,896,000 compared to December 31, 2012, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Cash flow from operating activities for the three months ended March 31, 2013, increased approximately $36,291,000 to approximately $97,423,000, compared with approximately $61,132,000, during the same quarter last year, primarily due to changes in working capital. Capital expenditures for the three months ended March 31, 2013, were approximately $12,675,000, compared with approximately $39,825,000 for the same quarter last year, primarily due to production equipment and building related costs. Building related costs were approximately $5,000,000 in the first three months of 2013.
The Company previously announced the following facility expansion plans that are still in process. The projects include:

•
120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which is now expected to be completed in the second quarter of 2013, with a total estimated cost of approximately $21-$22 million. The Company is also expected to incur approximately $3 million in additional building-related costs to bring certain manufacturing and lab functions online within this facility, which is expected to be completed by December 31, 2013.

•
10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemical labs, as well as air conditioning. The facility is expected to be completed in the second quarter of 2013 with a total estimated cost of $11 million.

The above expansion projects are expected to be funded from current cash and/or cash equivalents on hand.
The Company incurred approximately $27 million in facility related costs pertaining to the above projects through March 31, 2013.
After the above facility expansion projects are completed, the Company estimates that it will have building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based in each case on current product mix.
The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products and has historically expanded facility capacity on a step-function basis to accommodate its needs for several years.
Management considers the Company’s working capital and long-term investments, together with internally generated cash flow and an unsecured $5,000,000 line of credit from a bank, to be sufficient to cover anticipated cash needs for the next year and for the foreseeable future, considering its' contractual obligations and other commitments.

The following is a summary of working capital and long-term investments:

	March 31, 2013	December 31, 2012
Working Capital	$685,602,000	$656,706,000
Long Term Investments	158,211,000	141,834,000
Total	$843,813,000	$798,540,000

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
4,000,000 shares remain authorized to be repurchased under the plan as of March 31, 2013.
CRITICAL ACCOUNTING POLICIES:
The preparation of the Company’s consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management believes there have been no significant changes in those critical accounting policies during the most recently completed quarter.

TRENDS AND DEVELOPMENTS:
The Company continues in development and launch of new awarded business in all product technology areas, including interior auto-dimming mirrors with new bezel-free frameless designs; lighting applications with new optoelectronics; new digital microphones; many different displays in new sizes with faster processing and increased graphics capabilities; new wireless control systems that send and receive signals from garage doors, gates, lights, locks, and security systems; SmartBeam® with advanced detection for tunnels, curves, fog, and for use on halogen technologies, including halogen, Xenon, and LED; driver assist systems with object-detection capabilities; and exterior auto-dimming mirrors with new curved glass capabilities.
The Company previously announced it is shipping auto-dimming mirrors with SmartBeam®, its proprietary intelligent high-beam headlamp assist feature to a number of automakers. The SmartBeam® product uses a custom, active-pixel, CMOS (complementary metal oxide semiconductor) sensor, and maximizes a driver's forward vision by significantly improving utilization of the vehicle's high-beam headlamps during nighttime driving. The SmartBeam® product is a single-function driver-assist feature for headlamp lighting control that competes with multiple-function drivers-assist features that include headlamp lighting control as one of the multiple functions. While SmartBeam® is expected to help provide growth over the next several years, competition from multiple-function driver-assist products could impact our expectations. As the Company continues to expand the capabilities of its CMOS imager technology for additional features, the Company recognizes that it is competing against multiple-function driver-assist technologies that could present a competitive threat for SmartBeam®.
The Company previously announced that it is shipping auto-dimming mirrors with its vision-based, glare-free high-beam system (known as SmartBeam® DFL (Dynamic Forward Lighting)). The new DFL vision-based system consists of a custom CMOS image sensor combined with algorithmic decision-making to offer constant “on” glare-free high beams. It works in conjunction with emerging headlamp technology to generate glare-free "block-out" zones that shield oncoming and preceding vehicles from headlamp glare.
The Company previously announced that it is supplying auto-dimming mirrors with a new, camera-based driver-assist system for a number of Ford and Lincoln vehicle models. The Company’s new driver-assist system uses a multi-function camera combined with algorithmic decision-making to perform Automatic High-Beam Control, Lane Keeping and Driver Alert. The system was developed in conjunction with Mobileye®, the global pioneer in the development of vision-based driver-assistance systems. The Automatic-High-Beam Control turns a vehicle’s high beams on and off automatically according to surrounding traffic conditions. In Lane Keeping mode, the driver is warned by vibration in the steering wheel, while the Lane Keeping function warns the driver by applying torque at the steering wheel to direct the vehicle back into the lane. Driver Alert monitors the vehicle’s lane position and can notify a driver of signs of inattentiveness with a coffee cup warning light that appears on the dashboard instrument cluster. Certain components, including the camera and microprocessor, are integrated into a Gentex interior auto-dimming mirror.

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

The Company is currently shipping auto-dimming mirrors with SmartBeam® and/or Driver-Assist features for 84 vehicle models with 10 automakers.

Since 2007, the Company has been shipping auto-dimming mirrors with its Rear Camera Display (RCD) Mirror, which consists of a proprietary liquid crystal display (LCD) device that shows a panoramic video of objects behind the vehicle in real time. When the vehicle is put in reverse the display illuminates and automatically appears through the rearview mirror's reflective surface to give a high resolution, bright colored image. When the vehicle is put in drive, the display in the mirror automatically disappears. The Company is currently shipping auto-dimming mirrors with its RCD Mirror for 58 vehicle models with 10 automakers. The Company also ships auto-dimming mirrors with RCD for a number of aftermarket or dealer-installed programs.

The “Cameron Gulbransen Kids Transportation Safety Act of 2007” (KTSA) and the pending requirement that all new vehicles in the United States will be required to be equipped with cameras and rear camera displays by September 2014 has now been delayed four times. Notwithstanding these delays, the final rule is still in the Office of Management and Budget, and the National Highway Traffic Safety Administration indicated that the final rule is currently expected in fiscal year 2013.

The Company’s RCD mirrors have always been sold to automakers that have multiple options for where the Rear Camera Display is located (i.e. rearview mirror, the navigation system, and other radio or multi-purpose displays in the vehicle). There continues to be a lot of uncertainty among the Company’s current RCD mirror automotive customers as a result of the rulemaking delays and, as previously announced, four of its customers have notified the Company that they have selected a radio display in the center console as the primary location for the Rear Video Display application. Two of those customer location changes are expected to impact the Company’s RCD mirror unit shipments negatively beginning in calendar year 2013, with the other two customers impacting RCD mirror unit shipments beginning in calendar year 2014. Each of these customer transitions occurs over multiple years. These four customers continue to purchase the Company’s RCD Mirrors for other vehicle applications. In addition, these customers continue to offer the Company’s auto-dimming mirrors, many with other advanced electronic features. The Company also continues to believe that this has become an ever increasingly competitive market, as there are a number of different locations that the image from the camera can be displayed in the vehicle.
The Company previously announced that it was providing variably dimmable windows for the passenger compartment on the new Boeing 787 Dreamliner series of aircraft. The Company has been shipping variably dimmable windows for the Boeing 787 Dreamliner Series of Aircraft since the second quarter of 2010. During 2008, the Company announced that it was supplying dimmable windows to Hawker Beechcraft Corporation for the passenger-cabin windows of the 2010 Beechcraft King Air 350i airplane. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in low volume in the first quarter of 2013. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.
The Company continues to experience significant pricing pressures from its automotive customers and competitors, which have affected, and which will continue to affect, its margins to the extent that the Company is unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose a challenge. In addition, financial pressures and volatile production volumes within certain regions at certain automakers are resulting in additional cost reduction efforts by them, including requests for additional price reductions, decontenting certain features from vehicles, customer market testing of business, dual sourcing initiatives and warranty cost-sharing programs, which could adversely impact the Company’s business, financial condition, and/or results of operations.
As periodically disclosed, the Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors. The Company has also previously discussed the fact that claims of infringement could be costly, time-consuming, and divert the attention of management and key personnel from other business issues. To that end, the Company periodically obtains intellectual property rights, in the ordinary course of business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain (especially in Europe, which remains the

Company's largest shipping destination) and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part shortages, automotive plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, and consumer preference shift to smaller vehicles (where the Company has a lower penetration rate and lower content per vehicle) due to fuel costs and environmental concerns, and supply chain stresses. If additional automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt the Company’s shipments to these customers, which could adversely affect the Company’s business, financial condition, and/or results of operations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be "conflict free" or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.
The Company currently estimates that its top line revenue will be approximately flat to down 5% in the second quarter of 2013 compared with the second quarter of 2012, based on the IHS Worldwide April forecast for second quarter current light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix, as well as the Company's 12-week customer release schedule. Continuing uncertainties, including the light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; uncertain macroeconomic environment (especially in Europe); customer inventory management and the impact of potential Tier 1 suppliers and other supplier potential bankruptcies; work stoppages; strikes, etc., which could disrupt Company shipments to customers, make forecasting difficult. The Company also continues to experience increasing volatility with customer orders within its 12-week customer release window with some customers (including tier 1 mirror suppliers) revising orders at the last minute. Due to uncertainties with global vehicle production volumes and volatility with customer orders, it is a difficult environment in which to forecast, and as a result, the Company is not providing revenue estimates beyond the second quarter of 2013 at this time.
The Company currently expects that its gross margin in the second quarter of 2013 will be in the same range as the gross margin reported in the first quarter of 2013.
The Company also estimates that engineering, research and development expenses are currently expected to decrease approximately 15% in the second quarter of 2013 compared with the same period in 2012, primarily due to reduced costs related to outside contract engineering/development services. In addition, the Company estimates that selling, general and administrative expenses are currently expected to decrease approximately 5-10% in the second quarter of 2013 compared with the same quarter in 2012, primarily due to reduced overseas office expenses (this estimate is based on stable foreign exchange rates).
Based on the April IHS forecast for light vehicle production levels for the entire 2013 year, the Company continues to estimate that SmartBeam® and driver-assist unit shipments will increase approximately

10-15% in calendar year 2013 compared with calendar year 2012, based on anticipated product mix and estimated take rates.
Also based on the April IHS forecast for light vehicle production levels for the entire 2013 year, the Company continues to estimate that RCD Mirror unit shipments will decrease approximately 25-35% in calendar year 2013 compared with calendar year 2012, based on anticipated product mix and estimated take rates.
The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS April forecast for light vehicle production for the second quarter of 2013 are approximately 4.2 million units for North America, 4.8 million for Europe and 3.2 million for Japan and Korea. The IHS April forecast for light vehicle production for calendar year 2013 are approximately 16.1 million for North America, 18.7 million for Europe and 12.9 million for Japan and Korea.
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
In light of the on-going financial stresses within the worldwide automotive industry, certain Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of the Company’s larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, business more generally, financial condition, and/or results of operations. The uncertain economic environment continues to cause financial pressures and production stresses on the Company’s customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company’s financial performance due to realized losses on the sale of equity investments and/or recognized losses due to an other-than-temporary impairment adjustment on available-for-sale securities (mark-to-market adjustments). During the quarter ended March 31, 2013, there were no material changes in the risk factors previously disclosed in the Company’s report on Form 10-K for the fiscal year ended December 31, 2012.
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
The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2013, of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures, as of March 31, 2013, were adequate and effective such that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In the ordinary course of business, the Company may routinely modify, upgrade, and enhance its internal controls and procedures over financial reporting. However, there was no change in the Company’s “internal control over financial reporting” [as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act] that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
SAFE HARBOR STATEMENT:
Statements in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management’s beliefs, and information currently available to us, and are also based on assumptions and analysis made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our current expectations, estimates and projections about the global automotive industry, the economy and the Company itself is subject to a number of risks, assumptions and uncertainties, many of which are beyond our control, and the affects can be difficult to predict. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes”, “likely,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation, the pace of economic activity in Europe, Asia and in the United States, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company's market share; the ability to control costs, including the ability to achieve purchasing and manufacturing cost reductions, control and leverage fixed overhead costs, maintain margins; and the ability to control E,R&D and S,G&A expenses. Additionally, these risks include competitive pricing pressures; the mix of products purchased by customers; the market for and the success of certain of the Company's mirror products (e.g. Rear Camera Display, SmartBeam ® and other camera-based driver-assist and lighting-assist products), including vehicle model penetration and option take rates; changes in customers' marketing strategies; consumer confidence and the impact on production volume levels; intellectual property litigation risk; the ability to continue to make and sell product innovations; customer inventory management; scheduled production shutdowns at our customers' production facilities; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company's customers (including their Tier 1 suppliers); potential impact of supply chain stresses including but not limited to those caused by natural disasters and any other part shortages; potential restructuring/sale of OEM business segments or suppliers; potential Tier 1 supplier bankruptcies; and other risks identified in the Company's other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2012, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 6.	Exhibits

See Exhibit Index on Page 24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date: May 6, 2013	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date: May 6, 2013	/s/ Steven A. Dykman
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

*10(b)(2)
First Amendment to Gentex Corporation Stock Option Plan (amended as of March 4, 2005) was included in the Registrant's Proxy Statement dated April 1, 2005, filed with the Commission on April 1, 2005, and the same is hereby incorporated herein by reference.

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

10(c)
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registran'ts Report on Form 10-Q dated October 31, 2002, and the same is incorporated herein by reference.

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

Date: May 6, 2013

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

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

Date: May 6, 2013

/s/ Steven A. Dykman
Steven A. Dykman
Vice President - Finance

EXHIBIT 32

CERTIFICATE PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
ACT OF 2002 (18-U.S.C. § 1350)

Each, Fred T. Bauer, Chief Executive Officer of Gentex Corporation, and Steven A. Dykman, Chief Financial Officer of Gentex Corporation, certify to the best of their knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that:

(1) The quarterly report on Form 10-Q for the quarterly period ended March 31, 2013, which this statement accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this quarterly report on Form 10-Q of the quarterly period ended March 31, 2013, fairly presents, in all material respects, the financial condition and results of operations of Gentex Corporation.

Dated: May 6, 2013                        GENTEX CORPORATION

By /s/ Fred T. Bauer
Fred T. Bauer
Its Chief Executive Officer

By /s/ Steven A. Dykman
Steven A. Dykman
Its Vice President-Finance/
Chief Financial Officer

A signed original of this written statement has been provided to Gentex Corporation and will be retained by Gentex Corporation and furnished to the Securities and Exchange Commission or its staff upon request.