Form 10-Q
period 2013-06-30
GENTEX CORP
filed 2013-08-02
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013, or

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

Large accelerated filer	✓		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐     No:   ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 25, 2013
Common Stock, $.06 Par Value	144,259,553

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2013
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$502,721,765	$389,678,664
Short-term investments	92,516,252	60,802,856
Accounts receivable, net	120,187,023	109,579,693
Inventories	116,001,970	159,930,266
Prepaid expenses and other	24,044,587	24,671,561
Total current assets	855,471,597	744,663,040

PLANT AND EQUIPMENT—NET	345,931,734	349,938,172

OTHER ASSETS
Long-term investments	136,977,928	141,834,034
Patents and other assets, net	27,895,756	29,256,089
Total other assets	164,873,684	171,090,123

Total assets	$1,366,277,015	$1,265,691,335

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$43,789,630	$43,200,002
Accrued liabilities	60,094,081	44,757,440
Total current liabilities	103,883,711	87,957,442

DEFERRED INCOME TAXES	55,383,634	56,773,337

SHAREHOLDERS’ INVESTMENT
Common stock	8,655,585	8,584,581
Additional paid-in capital	444,299,603	418,766,010
Retained earnings	733,268,066	676,039,254
Accumulated other comprehensive income	20,786,416	17,570,711
Total shareholders’ investment	1,207,009,670	1,120,960,556

Total liabilities and shareholders’ investment	$1,366,277,015	$1,265,691,335

Note: The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$286,973,898	$280,255,548	$556,472,867	$570,962,310

COST OF GOODS SOLD	184,361,279	187,498,242	360,396,745	377,378,511
Gross profit	102,612,619	92,757,306	196,076,122	193,583,799

OPERATING EXPENSES:
Engineering, research and development	18,864,182	22,792,503	37,547,758	46,007,637
Selling, general & administrative	12,152,166	12,452,571	23,078,454	24,562,967
Total operating expenses	31,016,348	35,245,074	60,626,212	70,570,604

Income from operations	71,596,271	57,512,232	135,449,910	123,013,195

OTHER INCOME
Investment income	625,717	633,700	1,121,130	1,229,723
Other, net	4,906,951	2,533,783	6,311,811	5,224,120
Total other income	5,532,668	3,167,483	7,432,941	6,453,843

Income before provision for income taxes	77,128,939	60,679,715	142,882,851	129,467,038

PROVISION FOR INCOME TAXES	25,031,542	19,913,176	45,354,887	42,355,915

NET INCOME	$52,097,397	$40,766,539	$97,527,964	$87,111,123

EARNINGS PER SHARE:
Basic	$0.36	$0.28	$0.68	$0.61
Diluted	$0.36	$0.28	$0.68	$0.60
Cash Dividends Declared per Share	$0.14	$0.13	$0.28	$0.26

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$52,097,397	$40,766,539	$97,527,964	$87,111,123

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	229,115	(784,992)	(372,634)	(440,207)
Unrealized gains (losses) on available-for sales securities, net	(3,674,340)	(8,882,763)	5,520,521	4,631,367

Other comprehensive income (loss), before tax	(3,445,225)	(9,667,755)	5,147,887	4,191,160

Provision for income taxes related to components of other comprehensive income	(1,286,019)	(3,108,967)	1,932,182	1,620,978

Other comprehensive income (loss), net of tax	(2,159,206)	(6,558,788)	3,215,705	2,570,182

Comprehensive Income	$49,938,191	$34,207,751	$100,743,669	$89,681,305

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,527,964	$87,111,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,566,632	25,138,931
(Gain) loss on disposal of assets	2,010,463	397,298
Gain on sale of investments	(8,567,087)	(4,806,646)
Loss on sale of investments	714,756	570,746
Deferred income taxes	(3,024,452)	1,729,418
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	8,077,955	7,991,705
Excess tax benefits from stock-based compensation	(1,495,850)	(586,535)
Change in operating assets and liabilities:
Accounts receivable, net	(10,607,330)	(19,558,762)
Inventories	43,928,296	(3,576,693)
Prepaid expenses and other	329,541	3,305,799
Accounts payable	589,628	(11,955,646)
Accrued liabilities, excluding dividends declared	15,235,030	15,768,179
Net cash provided by (used for) operating activities	172,285,546	101,528,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	31,899,490	18,968,556
Maturities and calls	6,250,000	31,000,000
Purchases	(51,633,929)	(35,628,408)
Plant and equipment additions	(24,067,012)	(69,424,380)
Proceeds from sale of plant and equipment	15,510	10,803
(Increase) decrease in other assets	(531,456)	(725,542)
Net cash provided by (used for) investing activities	(38,067,397)	(55,798,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	16,030,793	7,439,914
Cash dividends paid	(38,701,691)	(36,036,136)
Excess tax benefits from stock-based compensation	1,495,850	586,535
Net cash provided by (used for) financing activities	(21,175,048)	(28,009,687)

NET INCREASE IN CASH AND CASH EQUIVALENTS	113,043,101	17,720,259

CASH AND CASH EQUIVALENTS, beginning of period	389,678,664	357,986,774

CASH AND CASH EQUIVALENTS, end of period	$502,721,765	$375,707,033

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2012 annual report on Form 10-K.

(2)	Management Opinion

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of June 30, 2013, and the results of operations and cash flows for the interim periods presented.

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
The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities, and to its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings. The cost of securities sold is based on the specific identification method.
The Company’s investment securities (common stocks and mutual funds) are classified as available for sale and are stated at fair value based on quoted market prices, and as such are classified as Level 1 assets. The Company determines the fair value of its U.S. Treasury Notes, Government Securities and Corporate Bonds by utilizing monthly valuation statements that are provided by its broker, and the Company utilizes third party pricing sources to validate such statements. The broker determines the investment valuation by utilizing the bid price in the market. As such, these investments are classified as Level 2 assets.
Assets or liabilities that have recurring measurements are shown below as of June 30, 2013, and December 31, 2012:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$502,721,765	$502,721,765		$—
Short-Term Investments:
Certificate of Deposit	260,881	—	260,881	—
Government Securities	53,062,359	—	53,062,359	—
U.S. Treasury Notes	28,279,240	—	28,279,240	—
Corporate Bonds	10,493,359	—	10,493,359	—
Other	420,413	420,413	—	—
Long-Term Investments:
Corporate Bonds	—	—	—	—
U.S. Treasury Notes	—	—	—	—
Common Stocks	46,475,420	46,475,420	—	—
Mutual Funds – Equity	90,502,508	90,502,508	—	—
Total	$732,215,945	$640,120,106	$92,095,839	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$389,678,664	$389,678,664	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881	—	510,881	—
Government Securities	38,522,471	—	38,522,471	—
U.S. Treasury Notes	15,020,350	—	15,020,350	—
Corporate Bonds	6,563,228	—	6,563,228	—
Other	185,926	185,926	—	—
Long-Term Investments:
Corporate Bonds	2,180,780	—	2,180,780	—
Common Stocks	53,283,201	53,283,201	—	—
Mutual Funds – Equity	86,109,053	86,109,053	—	—
Other – Equity	261,000	261,000	—	—
Total	$592,315,554	$529,517,844	$62,797,710	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2013, and December 31, 2012:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of June 30, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$260,881	$—	$—	$260,881
Government Securities	53,065,141	6,139	(8,921)	53,062,359
U.S. Treasury Notes	28,274,980	5,971	(1,711)	28,279,240
Corporate Bonds	10,484,488	10,351	(1,480)	10,493,359
Other	420,413			420,413
Long-Term Investments:
Corporate Bonds	—	—	—	—
U.S. Treasury Notes	—	—	—	—
Common Stocks	34,990,852	11,684,312	(199,744)	46,475,420
Mutual Funds – Equity	73,228,014	17,313,612	(39,118)	90,502,508
Total	$200,724,769	$29,020,385	$(250,974)	$229,494,180

As of December 31, 2012:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—	$—	$510,881
Government Securities	38,514,411	9,004	(944)	38,522,471
U.S. Treasury Notes	15,018,810	2,602	(1,062)	15,020,350
Corporate Bonds	6,529,758	33,470	—	6,563,228
Other	185,926	—	—	185,926
Long-Term Investments:
Corporate Bonds	2,174,948	5,832	—	2,180,780
Common Stocks	40,893,121	12,781,501	(391,421)	53,283,201
Mutual Funds – Equity	75,321,640	11,082,714	(295,301)	86,109,053
Other – Equity	238,506	22,494	—	261,000
Total	$179,388,001	$23,937,617	$(688,728)	$202,636,890

Unrealized losses on investments as of June 30, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$250,974	$40,309,073
Unrealized losses on investments as of December 31, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$688,728	$22,887,686
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at June 30, 2013.

Fixed income securities as of June 30, 2013, have contractual maturities as follows:

Due within one year	$92,095,839
Due between one and five years	—
Total	$92,095,839

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2013	December 31, 2012
Raw materials	$74,712,375	$114,750,525
Work-in-process	20,821,296	24,588,734
Finished goods	20,468,299	20,591,007
Total Inventory	$116,001,970	$159,930,266

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerators:
Numerator for both basic and diluted EPS, net income	$52,097,397	$40,766,539	$97,527,964	$87,111,123
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	143,240,333	143,722,329	142,888,337	143,610,898
Potentially dilutive shares resulting from stock plans	770,292	1,019,028	649,655	1,243,334
Denominator for diluted EPS	144,010,625	144,741,357	143,537,992	144,854,232

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,270,342	3,513,682	3,454,067	2,906,932

(7)	Stock-Based Compensation Plans
At June 30, 2013, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan, each of which has been approved by

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2012, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,544,677 and $6,733,888 for the second quarter quarter and six months ended June 30, 2013, respectively. Compensation cost capitalized as part of inventory as of June 30, 2013, was $193,600.
Employee Stock Option Plan
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividend Yield (1)	2.68%	2.63%	2.73%	2.62%
Expected volatility (2)	45.79%	44.51%	45.96%	44.29%
Risk-free interest rate (3)	1.41%	0.72%	1.09%	0.87%
Expected term of options (years) (4)	4.01	4.04	4.02	4.04
Weighted-avg. grant date fair value	$6.98	$5.91	$6.54	$6.44

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
As of June 30, 2013, there was $21,406,740 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan
As of June 30, 2013, there was $285,566 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 84,000 shares under the director plan through June 30, 2013. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.
Employee Stock Purchase Plan
In May 2013, the 2013 Gentex Corporation Employee Stock Purchase Plan covering 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.
Restricted Stock Plan
The Company has a restricted stock plan covering 2,000,000 shares of common stock. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2013, the Company had unearned stock-based compensation of $9,177,978 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and and six months ended June 30, 2013 was $683,215 and $1,344,067, respectively.

(8)    Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income by component (1):

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Foreign currency translation adjustments:
Balance at beginning of period	$1,857,184	$2,474,742	$2,458,933	$2,129,957
Other Comprehensive income before reclassifications	229,115	(784,992)	(372,634)	(440,207)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	229,115	(784,992)	(372,634)	(440,207)
Balance at end of period	2,086,299	1,689,750	2,086,299	1,689,750
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	21,088,438	19,196,431	15,111,778	10,412,246
Other Comprehensive income before reclassifications	881,260	(3,991,928)	8,692,354	5,763,724
Amounts reclassified from accumulated other comprehensive income	(3,269,581)	(1,781,868)	(5,104,015)	(2,753,335)
Net current-period change	(2,388,321)	(5,773,796)	3,588,339	3,010,389
Balance at end of period	18,700,117	13,422,635	18,700,117	13,422,635

Accumulated other comprehensive income, end of period	$20,786,416	$15,112,385	$20,786,416	$15,112,385
(1) All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the three and six months ended June 30, 2013 and 2012.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

Details about Accumulated Other Comprehensive Income Components (2)	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2013	2012	2013	2012
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$5,030,124	$2,741,335	$7,852,331	$4,235,900	Other, net
	(1,760,543)	(959,467)	(2,748,316)	(1,482,565)	Provision for Income Taxes
Total reclassifications for the period	$3,269,581	$1,781,868	$5,104,015	$2,753,335	Net of tax

(2) Amounts in parentheses indicate debits.

(9)	Equity

The increase in common stock during the six months ended June 30, 2013, was primarily due to the issuance of 1,190,696 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2013, which resulted in a recorded cash dividend of $0.14 per share in the first and second quarters of 2013. The second quarter dividend of $20.2 million was declared on May 29, 2013, and was paid on July 19, 2013.

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

(11)	Segment Reporting

The Company manufactures electro-optic products, including automatic-dimming rearview mirrors for the automotive industry, and fire protection products for the commercial construction industry. The Company also develops and manufactures variably dimmable windows for the aerospace industry and non-auto dimming rearview automotive mirrors with and without electronic features:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Automotive Products	$279,789,872	$274,820,852	$542,757,372	$560,505,352
Other	7,184,026	5,434,696	13,715,495	10,456,958
Total	$286,973,898	$280,255,548	$556,472,867	$570,962,310
Income(loss) from operations:
Automotive Products	$69,959,655	$57,139,415	$132,621,089	$122,610,118
Other	1,636,616	372,817	2,828,821	403,077
Total	$71,596,271	$57,512,232	$135,449,910	$123,013,195

The “Other segment includes Fire Protection Products and Dimmable Aircraft Windows.

(12)	Subsequent events

On July 18, 2013 announced the signing of an asset purchase agreement (the "Purchase Agreement") to acquire Johnson Controls' HomeLink® business. HomeLink, a vehicle-based control system that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates, and other radio frequency convenience products, has been integrated into the Company's automatic-dimming mirrors for more than 10 years. It is compatible with a wide variety of home safety and convenience products, and is currently offered in all automotive brands. HomeLink is compatible with more than 99 percent of garage door opening systems, and is sold in North America, Europe, Africa, Asia/Pacific and the Middle East. Under the terms of the Purchase Agreement, the Company will acquire all of Johnson Controls' HomeLink assets, intellectual property, testing facilities, and the talented employees who manage and support the business, for a purchase price of $700 million subject to working capital adjustments. The transaction is subject to customary closing conditions, including certain regulatory approval, and is targeted to close on or about September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2013 VERSUS SECOND QUARTER 2012

Net Sales. Net sales for the second quarter of 2013 increased by approximately $6.7 million or 2% when compared with the second quarter of 2012.
Automotive net sales were $279.8 million, up 1.8% compared with automotive net sales of $274.8 million in the second quarter of 2012, driven by an 10% increase in automotive mirror unit shipments, which were partially offset by shifts in product mix and annual customer price reductions. North American automotive mirror unit shipments increased 4% to 2.6 million compared with the second quarter of 2012, primarily due to increased penetration of the Company's exterior auto-dimming mirrors, as well as a 5% increase in North American light vehicle production. International automotive mirror unit shipments increased 13% compared with the second quarter of 2012 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors, despite a decline of 1% in European light vehicle production and a 9% decline in light vehicle production in the Japan and Korean region compared with the same quarter last year.

The below table represents the Company's auto dimming mirror unit shipments for the three and six months ended June 30, 2013 and 2012. (in thousands)

	Three Months Ended June 30,			Six Months ended June 30,
	2013	2012	% Change	2013	2012	% Change
North American Interior Mirrors	1,998	2,020	(1)%	4,030	3,942	2%
North American Exterior Mirrors	558	435	28%	1,068	857	25%
Total North American Mirror Units	2,556	2,455	4%	5,098	4,799	6%
Offshore Interior	2,889	2,582	12%	5,535	5,398	3%
Offshore Exterior	1,174	1,005	17%	2,291	2,110	9%
Total Offshore Mirror Units	4,063	3,587	13%	7,826	7,508	4%
Total Interior Mirrors	4,887	4,602	6%	9,565	9,340	2%
Total Exterior Mirrors	1,732	1,440	20%	3,359	2,967	13%
Total Auto-Dimming Mirror Units	6,619	6,042	10%	12,924	12,307	5%

Other net sales for fire protection and dimmable aircraft windows were $7.2 million for the second quarter of 2013, up 32% compared with other net sales of $5.4 million in the second quarter of 2012, and up sequentially from $6.5 million in the first quarter of 2013, primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 64.2% for the second quarter of 2013 versus 66.9% in the same quarter of last year, primarily due to improvements in product mix and purchasing cost reductions, which accounted for approximately 75-80% of the improvement evenly split, with the balance of the improvement being a combination of factors including improved manufacturing efficiencies.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the second quarter of 2013 decreased 17% or $3.9 million when compared with the second quarter of 2012, primarily due to reduced costs associated with outside contract engineering/development services. Selling, general and administrative (S, G & A) expenses decreased 2% or $0.3 million for the second quarter of 2013, when compared with the second quarter of 2012, primarily due to reduced overseas office expenses, which were partially offset by professional fees and due diligence costs associated with the pending acquisition of HomeLink which is discussed below. Selling, general and administrative expenses remained at 4% of net sales in the second quarter of 2013.
Total Other Income. Total other income for the second quarter of 2013 increased by $2.4 million when compared with the second quarter of 2012, primarily due to increased realized gains on the sale of equity investments.
Taxes. The provision for income taxes varied from the statutory rate for the most recently completed quarter, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the second quarter of 2013 increased by $11.3 million or 28% when compared with the second quarter of 2012, primarily due to increases in sales and operating margin.

SIX MONTHS ENDED JUNE 30, 2013 VERSUS SIX MONTHS ENDED JUNE 30, 2012
Net Sales. Net sales for the six months ended June 30, 2013 decreased by $14.5 million or 2.5% when compared with the same period in 2012.
Automotive net sales were $542.8 million, down 3.2% compared with automotive net sales of $560.5 million for the first six months of 2012, which was driven down primarily by shifts in product mix and annual customer price reductions, partially offset by a 5% increase in automotive mirror unit shipments. North American automotive mirror unit shipments for the six months ended June 30, 2013 increased 6% compared with the same period last year, primarily due to increased penetration of the Company's exterior auto-dimming mirrors, as well as a 4% increase in North American light vehicle production. International automotive mirror unit shipments increased 4% compared with the same period last year, primarily due to increased penetration of both interior and exterior auto-dimming mirrors despite a decrease in European and Japan/Korea light vehicle production by 4% and 10%, respectively.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the first six months of 2013 declined to 64.8%, down from 66.1% in the same period last year primarily due to improvements in product mix and purchasing cost reductions, which accounted for approximately 75-80% of the improvement evenly split, with the balance of the improvement being a combination of factors including improved manufacturing efficiencies.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the six months ended June 30, 2013 decreased 18% or $8.5 million when compared with the same period last year, primarily due to reduced costs associated with outside contract engineering/development services. Selling, general and administrative (S, G & A) expenses decreased 6% or $1.5 million when compared with the same period last year, primarily due to reduced expenses in the Company's overseas offices.

Total Other Income. Total other income for for the six months ended June 30, 2013 increased by approximately $1.0 million when compared with the same period last year, primarily due to increased realized gains on sales of equity investments.
Taxes. The provision for income taxes varied from the statutory rate for the six months ended June 30, 2012, primarily due to the domestic manufacturing deduction.
Net Income. Net income for the six months ended June 30, 2013 increased by $10.4 million or 12% to $97.5 million vs. $87.1 million in the same period last year, primarily due to increased operating margins.
FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2013 were $502.7 million, which was an increase of approximately $113.0 million compared to December 31, 2012. The increase was primarily due to cash flow from operations, partially offset by fixed investment purchases, dividends paid and capital expenditures.
Short-term investments as of June 30, 2013 increased approximately $31.7 million compared to December 31, 2012, primarily due to fixed income investment purchases.
Accounts receivable as of June 30, 2013 increased approximately $10.6 million compared to December 31, 2012, primarily due to the higher sequential sales level as well as monthly sales within each of those quarters.
Inventories as of June 30, 2013 decreased approximately $43.9 million when compared to December 31, 2012, primarily due to reductions in raw materials inventory.
Long-term investments as of June 30, 2013 decreased approximately $4.9 million compared to December 31, 2012, primarily due to realized gains on sales of equity investments that were not re-invested, partially offset by an increase in unrealized gains in equity investments as a result of current market conditions.
Accrued liabilities as of June 30, 2013 increased approximately $15.3 million compared to December 31, 2012, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Cash flow from operating activities for the six months ended June 30, 2013, increased approximately $70.8 million to approximately $172.3 million, compared with approximately $101.5 million, during the same period last year, primarily due to changes in working capital. Capital expenditures for the six months ended June 30, 2013, were approximately $24.1 million, compared with approximately $69.4 million for the same period last year, primarily due to a reduction in production equipment and building related costs.
The Company previously announced a facility expansion plan for a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which has been substantially completed, with a total cost of approximately $22 million. The Company is expected to incur approximately $3 million in additional building-related costs to bring certain manufacturing and lab functions online within this facility, which is expected to be completed by December 31, 2013.
The Company also previously announced a facility expansion plan for a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemical labs, as well as air conditioning. The facility expansion has been completed and is in the early stages of production. Total costs for this facility were approximately $11 million. The Company incurred approximately $29 million in facility related costs pertaining to the above projects through June 30, 2013.
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

On July 18, 2013, the Company received a financing commitment from PNC Bank, NA, comprised of $300 million in senior unsecured credit facilities with the Company's option to increase the same in an amount not to exceed $75 million. Such debt financing will be subject to a definitive credit agreement and related documentation entered into simultaneously with closing of the purchase of HomeLink as referred to in the Business Update below. It is expected that this facility will expire 5 years after the closing.
Management considers the Company’s current working capital and long-term investments, as well as the aforementioned credit facility, in addition to internally generated cash flow and an additional $5 million existing line of credit to be sufficient to cover anticipated cash needs for the foreseeable future considering it's contractual obligations, commitments and previously announced acquisition of HomeLink, discussed in footnote 12 as well as the Business Update below. The following is a summary of working capital and long-term investments:

	June 30, 2013	December 31, 2012
Working Capital	$751,587,886	$656,705,598
Long Term Investments	136,977,928	141,834,034
Total	$888,565,814	$798,539,632

The Company has a share repurchase plan under which it may purchase up to 4,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company did not repurchase any shares in the six months ended June 30, 2013.
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
4,000,000 shares remain authorized to be repurchased under the plan as of June 30, 2013.

BUSINESS UPDATE

On July 18, 2013 announced the signing of an asset purchase agreement (the "Purchase Agreement") to acquire Johnson Controls' HomeLink business. HomeLink, a vehicle-based control system that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates, and other radio frequency convenience products, has been integrated into the Company's automatic-dimming mirrors for more than 10 years. It is compatible with a wide variety of home safety and convenience products, and is currently offered in all automotive brands. HomeLink is compatible with more than 99 percent of garage door opening systems, and is sold in North America, Europe, Africa, Asia/Pacific and the Middle East. Under the terms of the Purchase Agreement, the Company will acquire all of Johnson Controls' HomeLink assets, intellectual property, testing facilities, and the talented employees who manage and support the business, for a purchase price of $700 million subject to working capital adjustments. The transaction is subject to customary closing conditions, including certain regulatory approval, and is targeted to close on or about September 30, 2013. Once fully integrated the Company expects that its' annual revenue will increase in the range of $125 million to $150 million per year. The Company also estimates that the Company's gross profit margin will be positively impacted in the range of 1% - 1.5% on a consolidated basis. The Company further expects that once the integration is completed, operating expenses for the Company will be in the range of the company's historical operating expenses as a percent of sales. Based on these estimates and expectations, the Company forecasts the addition of HomeLink to be accretive to profitability and earnings per share, and a growth driver for the business overall.

The Purchase Agreement contains representations, warranties, covenants, and agreements that are customary for a transaction of this nature. The obligations of the parties to complete the acquisition are subject to certain customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the performance in all material respects of the parties' covenants and agreements. The Purchase Agreement may be terminated by the Company or the Seller under certain circumstances specified therein, including mutual written consent, the uncured failure of the other party's representations and warranties to be true and correct that individually or in aggregate cause a material adverse effect, the uncured material breach of the other party's covenants or other agreements, the failure to close the Acquisition by April 18, 2014 (subject to certain extension options) or the failure to obtain approval under the HSR Act.

Separate from the Purchase Agreement, the Seller and the Company have entered into a Supply Agreement whereby the Company, subsequent to the closing of the Acquisition, agrees to supply HomeLink product to the Seller for incorporation into the Seller's vehicular products.

The Purchase Agreement has been filed as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Purchase Agreement is summary and does not purport to be complete and is qualified in its entirely by reference to the full text of the Purchase Agreement. In addition, the description of the Purchase Agreement set forth in the Form 8-K filed on July 24, 2013, applies hereto as well.

In connection with the above-described acquisition, see the description of the financing commitment received from PNC Bank described above. There are uncertainties and risks associated with this potential transaction, including the occurrence of certain events, changes, or other circumstances that could give rise to termination of the Purchase Agreement, the inability to complete the transaction due to failure to satisfy the conditions of the transaction, including expiration of the waiting period under the HSR Act, and failure to obtain, delays in obtaining, or adverse conditions contained in any required regulatory or other approvals.

The Company continues in development in all product technology areas, and in launch of new awarded business for that technology, including: rear camera display; information displays; signaling displays; SmartBeam and driver assist camera systems; interior lighting; microphones; compass; telematics; and HomeLink, as well as inside and outside auto-dimming mirrors with frameless and various curved glass applications.

The Company continues to experience significant pricing pressure from its automotive customers and competitors which will continue to affect its profit margins. This challenge requires the Company to work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

Automakers continue to experience volatility and uncertainty in executing planned new programs which result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This challenge makes it difficult for the Company to forecast future sales and manage costs inventory, capital, engineering, research and development, and human resource investments.

The automotive industry has always been cyclical and highly impacted by levels of economic activity, and the current economic environment continues to be uncertain. This challenge stresses the Company with volatile customer orders, automaker plant shutdowns, supplier material cost fluctuation, supplier part shortages, and consumer vehicle feature preference changes (in certain circumstances to vehicles where the Company has a lower penetration rate). Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its' products.

The uncertain economic environment can also affect the automotive industry in the sale or bankruptcy of customer businesses. Should any of the Company's customers, including Tier 1 suppliers, sell their business or declare bankruptcy, it could adversely affect the collection of receivables, product planning and business with that customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, requiring transparency and accountability concerning the use of conflict minerals originating from the Democratic Republic Of Congo and adjoining countries, affects the Company with due diligence efforts in 2013 and with disclosure requirements beginning May, 2014. The implementation of the applicable rules could affect the sourcing, supply and pricing of materials used in the Company's products. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that it will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if it is determined that certain of the Company's products contain minerals not determined to be "conflict free" or if the Company is unable to sufficiently verify the origins for all conflict minerals used in its products through the procedures that may be implemented.

The Cameron Gulbransen Kids Transportation Safety Act of 2007 (KTSA), indicating a requirement that new vehicles be equipped with a rear video camera and a rear video display, has had implementation delays multiple times. The KTSA indication that rear video would be required along with implementation delays has increased competition for systems capable of rear video in a variety of locations in the vehicle. The Company's Rear Camera Display mirror application has been affected by this increased competition and may continue to be in the future.

The European New Car Assessment Program (Euro NCAP) provides an incentive for automobiles sold in Europe to apply safety technologies that include camera based driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant camera based driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles could potentially replace the Company's SmartBeam application on these vehicles.
The Company previously announced that it was providing variably dimmable windows Boeing 787 Dreamliner series of aircraft as well as the Beechcraft King Air 350i aircraft. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in low volume in the second quarter of 2013. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK:

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS July forecast for light vehicle production for the third quarter of 2013 are 4.0 million units for North America, 4.2 million units for Europe, and 3.4 million units for Japan and Korea. The IHS July forecast for light vehicle production for calendar year 2013 are 16.2 million units for North America, 18.8 million units for Europe, and 13.3 million units for Japan and Korea.

Based on the IHS July 2013 forecast for the third quarter of 2013, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix, and the Company's 12-week customer release schedule, the Company estimates that net sales in the third quarter of 2013 will be flat to up 5% compared with the third quarter of 2012.

The Company also estimates the gross profit margin for the third quarter of 2013 to be in the same range as the 2013 year-to-date gross profit margin, based on the July 2013 IHS production forecast.

E,R&D expense in the third quarter of 2013 is estimated to decrease 5-10% compared with E,R&D in the third quarter of 2012, primarily due to reduced costs associated with outside contract engineering. E,R&D expense in the third quarter of 2013 is expected to remain at approximately 7% of net sales, consistent with the Company’s recent historical trend.

S,G&A expense in the third quarter of 2013 is estimated to increase 5-10% compared with S,G&A in the third quarter of 2012, primarily due to increased costs associated with professional fees and due diligence costs associated with the pending HomeLink acquisition, which was previously disclosed and is discussed above. This estimate is based on stable foreign exchange rates.

The Company estimates that capital expenditures for 2013 will be approximately $50 - $60 million excluding any capital expenditures associated with the pending acquisition of HomeLink.

The Company estimates that depreciation and amortization expense for 2013 will be approximately $56 - $60 million, excluding any additional depreciation and amortization associated with the pending acquisition of HomeLink.

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

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2013, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth in Item 2.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company could be affected by uncertain economic conditions in foreign markets that can reduce demand for its products.

Item 4.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SAFE HARBOR STATEMENT:

This Quarterly Report on form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that are based on management's beliefs and information currently available to us, and are also based on assumptions and analyses made by us in light of our experience and perceptions of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will confirm to our current expectations, estimates and projections about the global automotive industry, the economy and the Company itself is subject to a number of risks, assumptions and uncertainties, many of which are beyond our control, and the affects can be difficult to predict. Words like “anticipates,” “believes,” “confident,” “estimates,” “expects,” “forecasts,” “hopes,” “plans,” “projects,” “optimistic,” and “should,” and variations of such words and similar expressions identify forward-looking statements. These statements do not guarantee future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, expense, likelihood and degree of occurrence. These risks include, without limitation: the pace of economic activity in Europe, Asia and the United States, employment and other general economic conditions; worldwide automotive production; the maintenance of the Company's market share; the ability to control costs, including the ability to control costs, including the ability to achieve purchasing and manufacturing cost reductions, control and leverage fixed overhead costs, and maintain margins and the ability to control E,R&D and S,G&A expenses. Additionally, these risks include competitive pricing pressures; the mix of products purchased by customers; market for and the success of certain of the Company's mirror products (e.g. Rear Camera Display, SmartBeam® and other camera-based driver-assist and lighting-assist products), including vehicle model penetration and option take rates; changes in customers' marketing strategies; consumer confidence and the impact on production volume levels; intellectual property litigation risk; the ability to continue to make and sell product innovations; customer inventory management; scheduled production shutdowns at our customers' production facilities; currency fluctuations; interest rates; equity prices; the financial strength/stability of the Company's customers (including their Tier 1 suppliers); potential impact of supply chain disruptions including but not limited to those caused by natural disasters and any other part shortages; potential restructuring/sale of OEM business segments or suppliers; potential customer (including Tier 1 suppliers) bankruptcies; and other risks identified in the Company's other filings with the Securities and Exchange Commission. Therefore, actual results and outcomes may materially differ from what is expressed or forecasted. Furthermore, the Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

See Exhibit Index on Page 25

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 2, 2013	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 2, 2013	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	August 2, 2013	/s/ Kevin C. Nash
Kevin C. Nash
Director of Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
2.1
Asset Purchase Agreement by and between Johnson Controls, Inc. and Gentex Corporation was filed as exhibit 2.1 to Registrant's Report on Form 8-K dated July 24, 2013, and the same is hereby incorporated herein by reference.

*10.1
Separation from Service Agreement between Gentex Corporation and Steve Dykman was filed as Exhibit 10.1 to Registrant’s Report on Form 8-K dated July 2, 2013, and the same is incorporated herein by reference.

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