Form 10-Q
period 2013-09-30
GENTEX CORP
filed 2013-11-12
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 23, 2013
Common Stock, $.06 Par Value	144,730,834

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2013
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012

	September 30, 2013 (Unaudited)	December 31, 2012 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$226,676,955	$389,678,664
Short-term investments	—	60,802,856
Accounts receivable, net	152,437,232	109,579,693
Inventories	117,406,559	159,930,266
Prepaid expenses and other	27,330,903	24,671,561
Total current assets	523,851,649	744,663,040

PLANT AND EQUIPMENT—NET	351,066,630	349,938,172

OTHER ASSETS
Goodwill	337,670,463	—
Long-term investments	114,270,623	141,834,034
Patents and other assets, net	370,268,798	29,256,089
Total other assets	822,209,884	171,090,123

Total assets	$1,697,128,163	$1,265,691,335

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$50,339,389	$43,200,002
Accrued liabilities	70,251,042	44,757,440
Total current liabilities	120,590,431	87,957,442

LONG TERM DEBT	267,500,000	—

DEFERRED INCOME TAXES	53,730,295	56,773,337

TOTAL LIABILITIES	441,820,726	144,730,779

SHAREHOLDERS’ INVESTMENT
Common stock	8,683,729	8,584,581
Additional paid-in capital	455,997,100	418,766,010
Retained earnings	768,527,760	676,039,254
Accumulated other comprehensive income	22,098,848	17,570,711
Total shareholders’ investment	1,255,307,437	1,120,960,556
Total liabilities and shareholders’ investment	$1,697,128,163	$1,265,691,335

Note: The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$288,621,626	$268,248,089	$845,094,493	$839,210,399

COST OF GOODS SOLD	182,659,141	178,132,021	543,055,886	555,510,532
Gross profit	105,962,485	90,116,068	302,038,607	283,699,867

OPERATING EXPENSES:
Engineering, research and development	19,106,682	20,434,012	56,654,440	66,441,649
Selling, general & administrative	13,199,557	12,058,701	36,278,011	36,621,668
Total operating expenses	32,306,239	32,492,713	92,932,451	103,063,317

Income from operations	73,656,246	57,623,355	209,106,156	180,636,550

OTHER INCOME
Investment income	474,084	586,517	1,595,214	1,816,240
Other, net	6,912,924	3,476,189	13,224,735	8,700,309
Total other income	7,387,008	4,062,706	14,819,949	10,516,549

Income before provision for income taxes	81,043,254	61,686,061	223,926,105	191,153,099

PROVISION FOR INCOME TAXES	25,522,293	19,808,978	70,877,180	62,164,893

NET INCOME	$55,520,961	$41,877,083	$153,048,925	$128,988,206

EARNINGS PER SHARE:
Basic	$0.39	$0.29	$1.07	$0.90
Diluted	$0.38	$0.29	$1.06	$0.89
Cash Dividends Declared per Share	$0.14	$0.13	$0.42	$0.39

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$55,520,961	$41,877,083	$153,048,925	$128,988,206

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	273,097	275,648	(99,537)	(164,559)
Unrealized gains on available-for sales securities, net	1,598,977	4,198,182	7,119,498	8,829,548

Other comprehensive income, before tax	1,872,074	4,473,830	7,019,961	8,664,989

Provision for income taxes related to components of other comprehensive income	559,642	1,469,364	2,491,824	3,090,342

Other comprehensive income, net of tax	1,312,432	3,004,466	4,528,137	5,574,647

Comprehensive Income	$56,833,393	$44,881,549	$157,577,062	$134,562,853

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,048,925	$128,988,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,334,977	37,620,512
Loss on disposal of assets	2,114,241	327,382
Gain on sale of investments	(15,121,583)	(8,420,229)
Loss on sale of investments	805,805	841,274
Deferred income taxes	(6,271,382)	2,923,004
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	12,528,264	12,361,993
Excess tax benefits from stock-based compensation	(2,275,233)	(641,072)
Change in operating assets and liabilities:
Accounts receivable, net	(31,755,237)	(15,882,832)
Inventories	42,523,707	11,633,857
Prepaid expenses and other	(12,362)	4,403,912
Accounts payable	7,139,387	(13,236,250)
Accrued liabilities, excluding dividends declared	18,606,444	15,529,686
Net cash provided by operating activities	223,665,953	176,449,443

CASH FLOWS (USED FOR) FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	69,937,242	31,564,139
Maturities and calls	98,142,408	70,652,000
Purchases	(58,278,107)	(63,441,410)
Plant and equipment additions	(38,026,769)	(97,597,283)
Proceeds from sale of plant and equipment	316,449	1,012,608
Acquisition of businesses, net of cash acquired	(698,107,014)	—
(Increase) decrease in other assets	(602,017)	(16,036,911)
Net cash (used for) provided by investing activities	(626,617,808)	(73,846,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	275,000,000	—
Financing costs paid	(953,800)	—
Issuance of common stock from stock plan transactions	22,526,742	8,417,982
Cash dividends paid	(58,898,029)	(54,829,734)
Repurchases of common stock	—	(33,716,725)
Excess tax benefits from stock-based compensation	2,275,233	641,072
Net cash provided by (used for) financing activities	239,950,146	(79,487,405)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(163,001,709)	23,115,181

CASH AND CASH EQUIVALENTS, beginning of period	389,678,664	357,986,774

CASH AND CASH EQUIVALENTS, end of period	$226,676,955	$381,101,955

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s 2012 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2013, and the results of operations and cash flows for the interim periods presented.

(2)	Business Combinations

On September 27, 2013, the Company completed its previously announced acquisition of certain assets and liabilities of Johnson Controls, Inc. (the “Seller”) related to the Seller’s wireless vehicle/home communication HomeLink® business (the “Business”). Prior to the above-described acquisition, the Seller supplied HomeLink products and was a licensor of HomeLink to the Company, which allowed for incorporation into the Company’s rearview mirror products, that are installed in automobiles. The aggregate purchase price for the Business (the “Purchase Price”) paid at the closing was approximately $700 million, subject to adjustments as provided in the Asset Purchase Agreement, by and between the Company and the Seller, dated July 18, 2013.

The HomeLink acquisition was done to secure the Company’s current customers and product offerings in HomeLink mirrors and to enable and expand its capabilities beyond the mirror. Even prior to the acquisition the Company offered HomeLink mirrors as part of its existing product portfolio. HomeLink mirror products have been sold by the Company in the marketplace for over 10 years, where the Company was previously a licensee of the technology. After the acquisition, there are certain synergies the Company hopes to capitalize upon. There is significant value in the HomeLink brand, including consumer awareness when shopping for new automobiles equipped with the feature. The acquisition enables the Company to continue its long history of development and growth of the Homelink mirror based products, as well as to add HomeLink products that are not based in the mirror. The Company believes it will be able to apply its expertise in electronics manufacturing to enhance even further the quality and reliability of the HomeLink products.

The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues or earnings, related to the Business, for the quarter and year to date period ended September 30, 2013, included in the the Company’s consolidated statement of income and comprehensive income. The operating results for the Business will be included in Automotive Products segment in future periods, consistent with the Company's treatment of other features.

Separate from the Asset Purchase Agreement, the Seller and the Company have entered into a Supply Agreement, in the ordinary course of business, whereby the Company agrees to supply HomeLink product to the Seller for incorporation into the Seller’s vehicular products. The Supply Agreement contains customary terms and conditions which are consistent with market rates for sales of similar products to other parties. Due to the nature of the Supply Agreement and the fact that terms are at arms length, there has not been a portion of the purchase price which has been allocated to the Supply Agreement.

The Company funded the transaction using a combination of cash on hand of approximately $423 million and debt financing. The Company’s debt financing included net proceeds from the Company’s new Credit Agreement as described in Footnote 10.

Through September 30, 2013, the Company has incurred acquisition-related costs of approximately $3,121,000 of which approximately $2,167,000 has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement. The remaining costs of approximately $954,000, were related to the issuance of the Company's new debt financing, further explained in Note 10, which has been classified in the "Prepaid Expenses and Other" section of its' Condensed Consolidated Balance Sheet and will be amortized over the life of the credit agreement.

The preliminary allocation of the purchase price through September 30, 2013 is as follows:

Net Assets Acquired	Fair Value

Prepaid Service Agreement Costs	$3,383,000
Personal Property	4,430,986
Real Property	1,060,000
HomeLink Trade Names and Trademarks	47,000,000
Homelink Technology	166,000,000
Existing Customer Platforms	43,000,000
Exclusive Licensing Agreement	87,000,000

Accounts Receivable	7,719,302
Net Customer Tooling	956,665

Fair Value of Acquired Assets	360,549,953

Goodwill	337,557,061

Total Cash Consideration	$698,107,014

Management preliminarily assigned fair values to the identifiable intangible assets through a combination of the relief from royalty and the excess earnings methods.The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made as of September 30, 2013. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital,and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the first quarter of calendar 2014.

The following unaudited pro forma condensed consolidated statement of income for nine month periods ended September 30, 2013 and 2012 include pro-forma adjustments to reflect the effect of the acquisition as if it had occurred on January 1, 2013. This unaudited pro forma consolidated statement of income is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on January 1, 2013 or that may be attained in the future.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
Nine Months Ended September 30,
	2013	2012
Net Sales	$944,550	$931,221
Net Income	187,250	159,781

(3)	Adoption of New Accounting Standards

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

(4)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $337.6 million, which is based on preliminary valuations of tangible and intangible assets acquired as part of the HomeLink acquisition. The amount of Goodwill that is expected to be deductible for tax purposes is $337.6 million.

The Intangible assets as of September 30, 2013 consist of the following:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink Trade Names and Trademarks	$47,000,000	—	$47,000,000	Indefinite
HomeLink Technology	166,000,000	—	166,000,000	10 to 15 years
Existing Customer Platforms	43,000,000	—	43,000,000	10 years
Exclusive Licensing Agreement	87,000,000	—	87,000,000	Indefinite
Total other identifiable intangible assets	$343,000,000	$—	$343,000,000

The Homelink Trade Name and Trademarks were valued utilizing the relief from royalty valuation method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee discounted utilizing market participants weighted average cost of capital. The royalty rate utilized in the analysis was a combination of the historical royalty rate that was paid by the Company to the Seller for the right to use the HomeLink name in the market and the manufacturing of products using HomeLink's propietary technology, as well as other market transactions within the industry. Further, the royalty rate made considerations for factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets. The discount rate applied was based on the weighted average cost of capital.

The HomeLink Technology and the Existing Customer Platform assets were valued using forms of the multi-period excess earnings valuation method which estimates future revenues and cash flows derived from the technology, and then subsequently deducts portions of future cash flow that is supported by other intangibles and fixed assets. The resulting cash flows are discounted using a weighted average cost of capital.

The Exclusive Licensing Agreement asset was valued based on a "with or without" methodology. This method compares the Company's estimated future cash flow projections with the exclusive agreement compared to those same cash flows without that exclusive license agreement.

As the valuation methodologies for the aforementioned intangible assets utilize unobservable inputs, the Company considers the estimated fair value of the assets to be a level 3 measurement in the fair value hierarchy.

There was no amortization expense related to the above identified intangible assets during the three or nine month periods ended September 30, 2013, due to the timing of the closing of the acquisition.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Goodwill and Other Intangible Assets (continued)

Amortization expense for the year ended December 31, 2013, including existing and newly acquired intangible assets as part of the HomeLink acquisition, is estimated to be approximately $7.6 million. Amortization expense for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018 is estimated to be approximately $20.8 million per year, based on the preliminary purchase price allocation.

(5)	Investments
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
Assets or liabilities that have recurring measurements are shown below as of September 30, 2013, and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,676,955	$226,676,955		$—
Long-Term Investments:
Common Stocks	37,646,607	37,646,607	—	—
Mutual Funds – Equity	76,624,016	76,624,016	—	—
Total	$340,947,578	$340,947,578	$—	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)     Investments (continued)

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$389,678,664	$389,678,664	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881	—	510,881	—
Government Securities	38,522,471	—	38,522,471	—
U.S. Treasury Notes	15,020,350	—	15,020,350	—
Corporate Bonds	6,563,228	—	6,563,228	—
Other	185,926	185,926	—	—
Long-Term Investments:
Corporate Bonds	2,180,780	—	2,180,780	—
Common Stocks	53,283,201	53,283,201	—	—
Mutual Funds – Equity	86,109,053	86,109,053	—	—
Other – Equity	261,000	261,000	—	—
Total	$592,315,554	$529,517,844	$62,797,710	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2013, and December 31, 2012:

As of September 30, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Long-Term Investments:
Common Stocks	$27,830,723	$9,962,493	$(146,609)	$37,646,607
Mutual Funds – Equity	56,071,512	20,552,504	—	76,624,016
Total	$83,902,235	$30,514,997	$(146,609)	$114,270,623

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)     Investments (continued)

As of December 31, 2012:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—	$—	$510,881
Government Securities	38,514,411	9,004	(944)	38,522,471
U.S. Treasury Notes	15,018,810	2,602	(1,062)	15,020,350
Corporate Bonds	6,529,758	33,470	—	6,563,228
Other	185,926	—	—	185,926
Long-Term Investments:
Corporate Bonds	2,174,948	5,832	—	2,180,780
Common Stocks	40,893,121	12,781,501	(391,421)	53,283,201
Mutual Funds – Equity	75,321,640	11,082,714	(295,301)	86,109,053
Other – Equity	238,506	22,494	—	261,000
Total	$179,388,001	$23,937,617	$(688,728)	$202,636,890

Unrealized losses on investments as of September 30, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$146,609	$37,646,607
Unrealized losses on investments as of December 31, 2012, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$688,728	$22,887,686

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at September 30, 2013.

(6)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2013	December 31, 2012
Raw materials	$72,278,273	$114,750,525
Work-in-process	23,466,112	24,588,734
Finished goods	21,662,174	20,591,007
Total Inventory	$117,406,559	$159,930,266

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerators:
Numerator for both basic and diluted EPS, net income	$55,520,961	$41,877,083	$153,048,925	$128,988,206
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	143,697,760	143,027,693	143,160,402	143,415,077
Potentially dilutive shares resulting from stock plans	821,140	556,682	655,639	1,002,142
Denominator for diluted EPS	144,518,900	143,584,375	143,816,041	144,417,219

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,220,980	5,332,661	3,573,418	3,289,832

(8)	Stock-Based Compensation Plans
At September 30, 2013, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan, each of which has been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2012, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,795,626 and $10,529,514 for the third quarter and nine months ended September 30, 2013, respectively. Compensation cost capitalized as part of inventory as of September 30, 2013, was $203,872.
Employee Stock Option Plan
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend Yield (1)	2.64%	2.67%	2.70%	2.64%
Expected volatility (2)	44.90%	46.91%	45.61%	45.17%
Risk-free interest rate (3)	1.39%	0.64%	1.19%	0.79%
Expected term of options (years) (4)	4.00	4.05	4.01	4.04
Weighted-avg. grant date fair value	$7.61	$5.23	$6.98	$6.09

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
(Unaudited)

(8)     Stock-Based Compensation Plans (continued)

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

As of September 30, 2013, there was $23,234,157 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan
As of September 30, 2013, there was $96,540 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 84,000 shares under the director plan through September 30, 2013. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

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

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2013, the Company had unearned stock-based compensation of $9,867,574 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and and nine months ended September 30, 2013 was $654,683 and $1,998,750, respectively.

(9)	Comprehensive Income

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component (1):

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign currency translation adjustments:
Balance at beginning of period	$2,086,299	$1,689,750	$2,458,933	$2,129,957
Other Comprehensive income before reclassifications	273,097	275,648	(99,537)	(164,559)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	273,097	275,648	(99,537)	(164,559)
Balance at end of period	2,359,396	1,965,398	2,359,396	1,965,398
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	18,700,117	13,422,635	15,111,778	10,412,246
Other Comprehensive income before reclassifications	5,240,576	4,901,805	13,932,930	10,665,529
Amounts reclassified from accumulated other comprehensive income	(4,201,241)	(2,172,986)	(9,305,256)	(4,926,321)
Net current-period change	1,039,335	2,728,819	4,627,674	5,739,208
Balance at end of period	19,739,452	16,151,454	19,739,452	16,151,454

Accumulated other comprehensive income, end of period	$22,098,848	$18,116,852	$22,098,848	$18,116,852
(1) All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

Details about Accumulated Other Comprehensive Income Components (2)	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2013	2012	2013	2012
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$6,463,447	$3,343,055	$14,315,778	$7,578,955	Other, net
Provision for Income Taxes	(2,262,206)	(1,170,069)	(5,010,522)	(2,652,634)	Provision for Income Taxes
Total reclassifications for the period	$4,201,241	$2,172,986	$9,305,256	$4,926,321	Net of tax

(2) Amounts in parentheses indicate debits.

(10)	Debt and Financing Arrangements

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150,000,000 senior revolving credit facility (the “Revolving Facility”) and a $150,000,000 term loan facility (the “Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to further request an additional aggregate principal amount of up to $75,000,000. In addition, the Company is entitled,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to certain terms and conditions, to the benefit of swing loans from amounts otherwise available under the Revolving Facility in the aggregate principal amount of up to $20,000,000 and to request Letters of Credit from amounts otherwise available under the Revolving Facility in the aggregate principal amount of up to $20,000,000. The obligations of the Company under the Credit agreement are not secured, but are subject to certain covenants (see below).

The interest rates per annum applicable to loans, other than swing loans, under the Credit Agreement will be, at the Company’s option and subject to certain conditions, equal to either a base rate or a LIBOR rate for one, two, three or six-month interest periods chosen by the Company, plus an applicable margin percentage. The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) the agent’s prime rate or (iii) the LIBOR rate plus 1.00%. The LIBOR rate will be equal to the London interbank offered rates for U.S. Dollars quoted by Bloomberg or the appropriate successor, divided by a number equal to 1 minus the maximum percentage in effect on such day for determining reserve requirements, as prescribed by the Board of Governors of the Federal Reserve System. The applicable margin percentage is based on the leverage ratio of the Company. The range of the applicable margin percentage is 1.00% per annum to 1.75% per annum in the case of the LIBOR rate and 0.00% per annum to 0.75% per annum in the case of the base rate.

As of September 30, 2013, the Company is borrowing funds using the one month LIBOR option, and based on the Company's leverage ratio as of September 30, 2013, the interest rate on it's borrowings is equal to 1.18%.

The Revolving Facility expires and the Term Loan matures on September 27, 2018.

The Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem or repurchase subordinated debt; (iii) sell or otherwise transfer or dispose of certain assets; (iv) make certain investments; (v) incur or suffer to exists liens securing indebtedness; (vi) dissolve, liquidate, consolidate, merge or wind-up its affairs; (vii) engage in certain transactions with affiliates; or (viii) make certain other negative pledges. In addition, the Credit Agreement contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated Earnings Before Interest, Taxes, Deprectiation and Amortization ("EBITDA") and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense. The Credit Agreement also includes customary events of default.

In connection with the business combination discussed more fully in Note 2, the Company borrowed $275 million related to the Credit Agreement, which was broken down further into $125 million under the revolving facility and $150 million on the term loan. As of September 30, 2013, the Company had availability of $25 million under the Credit Agreement (not including additional aggregate principal amounts which can be requested).

As of September 30, 2013, the Company was in compliance with its covenants under the Credit Agreement.

(11)	Equity

The increase in common stock during the nine months ended September 30, 2013, was primarily due to the issuance of 1,654,477 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2013, which resulted in a recorded cash dividend of $0.14 per share in the first, second and third quarters of 2013. The third quarter dividend of $20.3 million was declared on August 20, 2013, and was paid on October 18, 2013.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)	Contingencies
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

(13)	Segment Reporting

The Company develops and manufactures electro-optic products, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features and HomeLink, the vehicle-based control system that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates, and other radio frequency convenience products. The Company also develops and manufactures variably dimmable windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Automotive Products	$280,924,112	$261,910,519	$823,681,484	$822,415,871
Other	7,697,514	6,337,570	21,413,009	16,794,528
Total	$288,621,626	$268,248,089	$845,094,493	$839,210,399
Income from operations:
Automotive Products	$71,376,726	$56,193,764	$203,997,815	$178,803,882
Other	2,279,520	1,429,591	5,108,341	1,832,668
Total	$73,656,246	$57,623,355	$209,106,156	$180,636,550

Additionally, due to the HomeLink acquisition, the Company is providing certain Asset information by Segment as of September 30, 2013 and December 31, 2012 as shown below:

Total Assets	As of September 30, 2013	As of December 31, 2012
Automotive	$1,298,851,069	$619,337,527
Other	9,539,297	8,010,779
Corporate	388,737,797	638,343,029
Total Assets	$1,697,128,163	$1,265,691,335

(14)    Income Taxes

The effective tax rate was 31.5% in the third quarter of 2013 compared to 32.1% for same period of 2012. The effective tax rate was 31.7% in the first nine months of 2013 compared to 32.5% for the same period of 2012. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate is primarily due to realized benefits of approximately $1 million from the filing of an amended federal tax return for 2009, specifically related to increased Research & Development tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2013 VERSUS THIRD QUARTER 2012

Net Sales. Net sales for the third quarter of 2013 increased by $20.4 million or 8% when compared with the third quarter of 2012.
Automotive net sales increased 7% to $280.9 million, compared with automotive net sales of $261.9 million in the second quarter of 2012, driven by a 13% increase in automotive mirror unit shipments, which was partially offset by shifts in product mix and annual customer price reductions. North American automotive mirror unit shipments increased 6% to 2.4 million compared with the third quarter of 2012, primarily due to increased penetration of the Company's exterior auto-dimming mirrors, in conjunction with a 7% increase in North American light vehicle production. International automotive mirror unit shipments increased 18% compared with the third quarter of 2012 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors, despite a decline of 1% in European light vehicle production and only a 3% increase in light vehicle production in the Japan/Korea region compared with the same quarter last year.

The below table represents the Company's auto dimming mirror unit shipments for the three and nine months ended September 30, 2013 and 2012. (in thousands)

	Three Months Ended September 30,			Nine Months ended September 30,
	2013	2012	% Change	2013	2012	% Change
North American Interior Mirrors	1,867	1,879	(1)%	5,897	5,820	1%
North American Exterior Mirrors	563	423	33%	1,631	1,281	27%
Total North American Mirror Units	2,430	2,302	6%	7,528	7,101	6%
International Interior Mirrors	2,972	2,537	17%	8,507	7,935	7%
International Exterior Mirrors	1,202	995	21%	3,493	3,105	12%
Total International Mirror Units	4,174	3,532	18%	12,000	11,040	9%
Total Interior Mirrors	4,839	4,416	10%	14,404	13,755	5%
Total Exterior Mirrors	1,765	1,418	24%	5,124	4,386	17%
Total Auto-Dimming Mirror Units	6,604	5,834	13%	19,528	18,141	8%

Other net sales, which include fire protection products and dimmable aircraft windows, were $7.7 million in the third quarter of 2013, up 21% compared with $6.3 million in the third quarter of 2012 primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 63.3% for the third quarter of 2013 versus 66.4% in the same quarter of last year, primarily due to improvements in purchasing cost reductions and product mix. Each of the positive factors is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 125 basis points, with the balance of the improvement being a combination of smaller factors including improved manufacturing efficiencies.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the third quarter of 2013 decreased 6% or $1.3 million when compared with the third quarter of 2012, primarily due to reduced costs associated with outside contract engineering/development services. Selling, general and administrative (S, G & A) expenses increased 9% or $1.1 million for the third quarter of 2013, primarily due to increased professional fees and due diligence costs associated with the previously announced acquisition of HomeLink. S, G&A expenses were 4.6% of net sales in the third quarter of 2013.
Total Other Income & Expense. Total other income for the third quarter of 2013 increased by $3.3 million when compared with the third quarter of 2012, primarily due to increased realized gains on the sale of equity investments. There was no interest expense recorded related to the Company's new borrowings, in the third quarter of 2013, as the Credit Agreement was signed at the end of the most recently completed quarter.
Taxes. The provision for income taxes varied from the statutory rate for the most recently completed quarter, primarily due to the domestic manufacturing deduction as well as realized benefits of approximately $1 million from the filing of an amended federal tax return for 2009, specifically related to increased Research & Development tax credits.
Net Income. Net income for the third quarter of 2013 increased by $13.6 million or 33% when compared with the third quarter of 2012, primarily due to increases in sales and operating margin.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2012
Net Sales. Net sales for the nine months ended September 30, 2013 increased by $5.9 million or 0.7% when compared with the same period in 2012.
Automotive net sales for the nine months ended September 30 2013, were $823.7 million, which were essentially flat when compared with automotive net sales of $822.4 million for the first nine months of 2012, which was impacted primarily by shifts in product mix and annual customer price reductions, partially offset by an 8% increase in automotive mirror unit shipments. North American automotive mirror unit shipments for the nine months ended September 30, 2013 increased 6% compared with the same period last year, primarily due to increased penetration of the Company's exterior auto-dimming mirrors, as well as a 5% period over period increase in North American light vehicle production. International automotive mirror unit shipments increased 9% in the first nine months of 2013 compared with the same period last year, primarily due to increased penetration of both interior and exterior auto-dimming mirrors despite a period over period decrease in European and Japanese/Korean light vehicle production of 2% and 4%, respectively.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the first nine months of 2013 declined to 64.3%, from 66.2% in the same period last year, primarily due to improvements in purchasing cost reductions and product mix. Each of the positive factors is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 75 basis points, with the balance of the improvement being a combination of smaller factors including improved manufacturing efficiencies.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2013 decreased 15% or $9.8 million when compared with the same period last year, primarily due to reduced costs associated with outside contract engineering/development services. S, G & A expenses decreased 1% or $0.3 million when compared with the same period last year, primarily due to reduced expenses in the Company's overseas offices, offset by increased professional fees and due diligence costs associated with the acquisition of HomeLink.
Total Other Income. Total other income for for the nine months ended September 30, 2013 increased by $4.3 million when compared with the same period last year, primarily due to increased realized gains on sales of equity investments.
Taxes. The provision for income taxes varied from the statutory rate for the nine months ended September 30, 2013, primarily due to the domestic manufacturing deduction as well as realized benefits of approximately $1 million from the filing of an amended federal tax return for 2009, specifically related to increased Research & Development tax credits.
Net Income. Net income for the nine months ended September 30, 2013 increased by $24.1 million or 19% to $153.0 million versus $129.0 million in the same period last year, primarily due to increased sales and operating margins.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2013 were $226.7 million, which was a decrease of approximately $163.0 million compared to December 31, 2012. The decrease was primarily due to cash used for the previously announced Homelink acquisition, partially offset by proceeds from new debt financing as well as cash flow from operations.
Short-term investments as of September 30, 2013 decreased from $60.8 million as of December 31, 2012 to $0 due to maturities and liquidations of the company’s short term investment portfolio in preparation for the HomeLink acquisition.
Accounts receivable as of September 30, 2013 increased approximately $42.9 million compared to December 31, 2012, primarily due to the higher sequential sales level as well as acquired receivables in the HomeLink acquisition.
Inventories as of September 30, 2013 decreased approximately $42.5 million when compared to December 31, 2012, primarily due to reductions in raw materials inventory.

Goodwill as of September 30, 2013 increased by approximately $337.7 million due to the goodwill acquired related to HomeLink acquisition, explained further in Notes 2 and 4 to the Unaudited Consolidated Condensed Financial Statements.

Patents and Other Assets increased approximately $341.0 million. This increase is due to the recording of intangible assets acquired during the Homelink acquisition explained further in Notes 2 and 4 to the Unaudited Consolidated Condensed Financial Statements.
Long-term investments as of September 30, 2013 decreased approximately $27.6 million compared to December 31, 2012, primarily due to realized gains on sales of equity investments that were not re-invested due to HomeLink acquisition, partially offset by an increase in unrealized gains in equity investments as a result of current market conditions.
Accrued liabilities as of September 30, 2013 increased approximately $25.5 million compared to December 31, 2012, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments, as well as the current portion of the Company’s new debt financing of which the current portion is $7.5 million.
Long term debt as of September 30, 2013 increased by $267.5 million compared to December 31, 2012, due to the Company's new debt financing as a result of the HomeLink acquisition, explained further in Note 10 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the nine months ended September 30, 2013, increased $47.2 million to $223.7 million, compared with $176.4 million, during the same period last year, primarily due to changes in working capital.
Cash flow used for investing activities for the nine months ended September 30, 2013 increased $552.8 million to $626.6 million, compared with $73.8 million, during the same period last year, primarily due to the HomeLink acquisition. Capital expenditures for the nine months ended September 30, 2013, were approximately $38.0 million, compared with approximately $97.6 million for the same period last year, primarily due to a reduction in production equipment purchases and building related costs.
Cash flow from financing activities for the nine months ended September 30, 2013, increased $319.4 million to $240.0 million, primarily due to proceeds from borrowings on the Company's new debt financing, discussed further in Note 10 to the Unaudited Consolidated Condensed Financial Statements.
The Company previously announced a facility expansion plan for a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, which has been completed, with a total cost of approximately $22 million. The Company is expected to incur approximately $3 million in additional building-related costs to bring certain manufacturing and lab functions online within this facility, for a total expected cost of $25 million, which is expected to be completed by December 31, 2013.
The Company also previously announced a facility expansion plan for a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemical labs, as well as air conditioning. The facility expansion has been completed and is in production. Total costs for this facility were approximately $11 million.
The Company incurred approximately $31 million in facility related costs pertaining to the above projects through September 30, 2013.
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
Management considers the Company’s current working capital and long-term investments, as well as the new debt financing arrangement (not withstanding its prohibitions on incurring additional indebtedness), discussed further in Note 10 to the Unaudited Condensed Financial Statements, in addition to internally generated cash flow to be sufficient to cover anticipated cash needs for the foreseeable future considering it's contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	September 30, 2013	December 31, 2012
Working Capital	$403,261,218	$656,705,598
Long Term Investments	114,270,623	141,834,034
Total	$517,531,841	$798,539,632

The Company has a share repurchase plan under which it may purchase up to 4,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company did not repurchase any shares in the nine months ended September 30, 2013.
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
4,000,000 shares remain authorized to be repurchased under the plan as of September 30, 2013.

BUSINESS UPDATE

As previously announced, the Company completed the acquisition of HomeLink on September 27th 2013. The integration of the HomeLink business will occur over the next 12 to 18 months. Many factors, though not currently expected, could introduce additional risks to the business including customer approvals and support that, if not received, could have a negative impact to the Company and its future performance. Examples of risk associated with customer support and approvals are in the areas of manufacturing changes, purchase order changes, freight and logistics changes, sourcing awards for new and replacement programs and quality approvals and sign-offs.  In addition, the Company will face risks in regards to its ability to own and operate all facets of the business, including support from suppliers and compatibility partners, manufacturing skills, equipment and know-how, capacity constraints, electronic ordering systems, inventory levels, shipping and logistics systems, and invoicing/payment systems.  Moreover, there are inherent business risks associated with disruptive technologies, consumer preference changes, macro-economic impacts and customer business relationships that could have a negative impact on the previously provided financial guidance associated with the HomeLink acquisition.

The Company continues in development and launch of new awarded business in all product technology areas, including HomeLink, compass, microphones, telematics, displays, SmartBeam and driver assist camera systems, interior lighting, and inside and outside mirrors with frameless and various curved glass applications.

The Company continues to experience significant pricing pressure from its automotive customers and competitors which will continue to affect its profit margins. This challenge requires the Company to work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

Automakers continue to experience volatility and uncertainty in executing planned new programs, which result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This challenge makes it difficult for the Company to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.

The automotive industry continues to be cyclical and highly impacted by levels of economic activity, and the current economic environment continues to be uncertain. This challenge stresses the Company with volatile customer orders, automaker plant shutdowns, supplier material cost fluctuation, supplier part shortages, and consumer vehicle feature preference changes. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products.

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
The Company previously announced that it was providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft as well as the Beechcraft King Air 350i aircraft. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in low volume. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and in other parts of the vehicle with it's newly acquired HomeLink portfolio. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK:

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS October forecast for light vehicle production for the fourth quarter of 2013 are 4.05 million units for North America, 4.69 million units for Europe, and 3.46 million units for Japan and Korea. The IHS October forecast for light vehicle production for calendar year 2013 are 16.2 million units for North America, 19.0 million units for Europe, and 13.4 million units for Japan and Korea.

Based on the IHS October 2013 forecast for the fourth quarter of 2013, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix including HomeLink products, and the Company's 12-week customer release schedule, the Company estimates that net sales in the fourth quarter of 2013 will increase 20 to 25% compared with the fourth quarter of 2012.

The Company also estimates gross profit margin for the fourth quarter of 2013 to be in the range of 38% - 38.5%, based on the October 2013 IHS production forecast and current forecasted product mix.

E,R&D expense in the fourth quarter of 2013 is estimated to increase 5% - 10% compared with E, R&D in the fourth quarter of 2012, primarily due to the increased staffing levels that have occurred throughout 2013, which continue to support growth and development of existing business as well as personnel additions that were part of the HomeLink acquisition.

S, G&A expense in the fourth quarter of 2013 is estimated to increase 15% - 20% compared with S, G&A in the fourth quarter of 2012, primarily due to increased amortization of the HomeLink acquired assets as well as personnel additions that were part of the HomeLink acquisition. This estimate is based on stable foreign exchange rates.

The Company continues to estimate that capital expenditures for 2013 will be approximately $50 - $60 million.

The Company currently estimates that depreciation and amortization expense for the full year to be in the range of $60 - $64 million.

CRITICAL ACCOUNTING POLICIES:
The preparation of the Company’s consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ from these estimates under different assumptions or conditions (see in particular Goodwill and Intangible assets below).
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Management believes there have been no significant changes in those existing critical accounting policies during the most recently completed quarter, however since the completion of the HomeLink acquisition, management believes there are additional critical accounting policies which have been and will be considered by the Company currently and on a prospective basis.

Goodwill and Intangible Assets

Goodwill represents the excess of fair value of assets acquired and liabilities assumed as of the acquisition date. In accordance with accounting guidance related to goodwill and other intangible assets, the Company tests for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets will be tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management will periodically assess the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

Given the timing of the acquisition, no impairment indicators arose during the nine months ended September 30, 2013 which would give reason for an interim test to be performed on goodwill or intangible assets. Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2013, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2012, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company's current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as "anticipate", "believe", "could", "estimate", "expect", "forecast", "goal", "hope", "may", "plan", "project", "will", and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company's control, and could cause the Company's results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products; our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; integration of the newly acquired HomeLink business operations; retention of the newly acquired customers of the HomeLink business; and expansion of product offerings including those incorporating HomeLink technology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the Nasdaq Global Select Market.

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

See Exhibit Index on Page 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 12, 2013	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 12, 2013	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	November 12, 2013	/s/ Kevin C. Nash
Kevin C. Nash
Director of Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement by and between Johnson Controls, Inc. and Gentex Corporation was filed as exhibit 2.1 to Registrant's Report on Form 8-K filed July 24, 2013, and the same is hereby incorporated herein by reference.

10.1
Credit Agreement, dated September 27, 2013, by and between the Company, the Agent, the Syndication Agent, the Arranger,and the lenders thereto was filed as exhibit 10.1 to Registrant's Report on Form 8-K filed October 3, 2013, and the same is hereby incorporated herein by reference.

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