Form 10-K
period 2013-12-31
GENTEX CORP
filed 2014-02-26
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013 or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
Commission File No.: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2030505
State or other jurisdiction of Incorporation of organization	(I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan	49464
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 772-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.06 per share	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), 144,267,053 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $3,206,059,559 computed at the closing price on that date.
As of February 7, 2014, 145,652,257 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2013
FORM 10-K

Part I

Item 1.	Business.

(a)	General Development of Business

Gentex Corporation (the Company) designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior auto-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

The Company was organized as a Michigan corporation in 1974 to manufacture smoke detectors, a product line has since evolved to include include a variety of fire protection products. In 1982, the Company introduced an interior electro-mechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In 1987, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In 1991, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric. In 2005, the Company began making volume shipments of its new bezel-free exterior auto-dimming mirror. In 2005, the Company announced, and in 2010 began delivering electrochromic dimmable aircraft windows for the aviation industry. In September 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications. Automotive revenues represent approximately 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	Financial Information About Segments
See Note 7 to the Consolidated Financial Statements filed with this report.

(c)	Narrative Description of Business

The Company is a supplier of automatic-dimming rearview mirrors and electronics to the automotive industry, dimmable aircraft windows for aviation markets, and fire protection products to the fire protection market.

Automotive Products

Automotive Rearview Mirrors and Electronics

Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features.

The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors can also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features available in its auto-dimming applications.

The Company manufactures automotive electronics products outside of the rearview mirror through HomeLink® applications in the vehicle interior visor or overhead console.

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pick-up trucks, sport utility vehicles, and vans for original equipment manufacturers (OEMs) worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2013.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, Samvardhana Motherson Reflective, Murakami Kaimeido Company, Ichikoh Industries, Tokai Rika Company, and Grupo Ficosa International. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.

Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature auto-dimming mirrors. Advanced-feature auto-dimming mirrors currently being offered by the Company include, SmartBeam® and driver-assist features, HomeLink® , LED map lamps, compass and temperature displays, telematics, hands free communication, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view.
Advanced automotive mirror technologies that the Company markets today continue to evolve at a rapid pace and are resulting in future new awarded business. Interior auto-dimming mirrors are in launch with: new bezel-free frameless designs; lighting applications with new opto-electronics; digital microphones replacing analog microphones; wireless control systems; many different displays in new sizes with faster processing and increased graphics capabilities; SmartBeam® with advanced detection for tunnels, curves, and fog for use on halogen, xenon, and LED headlamp technologies; driver-assist systems with lane departure warning, traffic sign recognition, and a variety of object detection capabilities; and combinations of these various and other features. Exterior auto-dimming mirrors are in launch with new bezel-free frameless designs, curved glass capabilities, and a variety of other capabilities and electronics.

Automotive Rearview Mirrors and Electronics Markets and Marketing
In North America, Europe and Asia, the Company markets its products primarily through a direct sales force through its sales and engineering offices located in, Germany, UK, Sweden, France, Japan, Korea and China, as well as its' headquarters in Michigan. The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders with certain customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors for Audi, BMW, Chrysler, Citroen, Fiat, Ford, General Motors, Honda, Hyundai/Kia, Infiniti, Jaguar/Land Rover, Lexus, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Opel, Peugeot, Renault, Rolls Royce, SAIC, Samsung, SEAT, Skoda, Toyota, Volkswagen and Volvo.
The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2013 vs. 2003 calendar years:

	2013	2003
Domestic	25%	47%
Transplants(1)	13%	8%
North America	38%	55%
Europe	42%	30%
Asia-Pacific	20%	15%
Total	100%	100%
(1) European and Asian based automakers with automotive production plants in North America.
Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Historically, new safety and comfort options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its auto-dimming mirrors will be offered, in higher option rate packages, and on more small/mid-size vehicle models as consumer awareness of the safety and comfort features continue to become more well-known, and as the Company continues its efforts to make automakers aware of Company technology available on competitive vehicle platforms.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of auto-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 88% market share worldwide in 2013 and 2012. While the Company believes it will retain a dominant position in auto-dimming rearview mirrors for some time, one other U.S. manufacturer (Magna Mirrors) is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of electrochromic mirrors. In addition, a Japanese manufacturer (Ichikoh Industries) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are a small number of Chinese domestic mirror suppliers that are marketing and selling auto-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.
On September 27, 2013, the Company completed its acquisition of HomeLink®. Prior to the acquisition, the seller was the dominant supplier of wireless in-vehicle communication devices to the automotive industry. HomeLink® business has and, it appears, will continue to be awarded to the Company either through its auto-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile. Prior to the Company's acquisition of HomeLink® , a competitor offered products similar to the HomeLink® product, but has since exited the market, thereby providing opportunities for the seller of the business previously and now for the Company.
The Company believes its electrochromic automatic-dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products. However, the Company recognizes that Magna Mirrors, a competitor and wholly-owned subsidiary of Magna International, may have considerably more resources available to it and may present a formidable competitive threat. The Company continues to sell automatic-dimming rearview mirror sub-assemblies to Magna.
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
As the Company continues to expand its auto-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. driver-assist features), the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features are brought to market.
Fire Protection Products

The Company manufactures photoelectric smoke detectors and alarms, photoelectric smoke detectors and visual signaling alarms, photoelectric smoke detectors and electrochemical carbon monoxide alarms, electrochemical carbon monoxide detectors and alarms, audible and visual signaling alarms, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial establishments, as well as residential applications.
Markets and Marketing. The Company’s fire protection products are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company’s brand name and private labels. The Company markets its fire protection products primarily in North America, but also globally through regional sales managers and manufacturer representative organizations.
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
Dimmable Aircraft Windows
The Company previously announced that it would provide variably dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. Boeing delivered the first 787 Dreamliner Series of aircraft to All Nippon Airways (ANA) on September 27, 2011. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft.
Markets and Marketing. The Company markets its products to aircraft manufacturers globally.
Competition. The Company’s variable dimmable aircraft windows are the first commercialized product of its type for original equipment installation in the aircraft industry. Other manufacturers are working to develop and sell competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so.
Trademarks and Patents
The Company owns 21 U.S. trademarks and 421 U.S. patents, 388 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras and/or sensor technology. These patents expire between 2014 and 2032. The Company believes that these patents provide the Company a competitive advantage in the automotive rearview mirror market.
The Company also owns 61 foreign trademarks and 336 foreign patents, 324 of which relate to electrochromic technology, automotive rearview mirrors, microphones, displays cameras and/or sensor technology. These patents expire at various times between 2014 and 2030. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 13 U.S. patents and 9 foreign patents that relate to the Company’s fire protection products, and the Company believes that the competitive advantage provided by these patents is relatively small.

The Company’s remaining 20 U.S. patents and remaining 3 foreign patents owned by the Company relate to the Company’s variable dimmable windows.
The Company also has in process 154 U.S. patent applications, 122 foreign patent applications, and 5 trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non- automatic-dimming rearview mirrors and electronics for the automotive industry, fire protection products for the commercial building industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company’s annual sales (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen/Audi, Toyota Motor Company and Daimler AG. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $322.3 million and $271.2 million at February 1, 2014, and 2013, respectively.
At February 1, 2014, the Company had 3,801 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standings.

(d)	Financial Information About Geographic Areas.
See “Markets and Marketing” in Narrative Description of Business (Item 1(c)) and Note 7 of the Consolidated Financial Statements for certain information regarding geographic areas.

(e)	Available Information.
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s Internet website (http://www.gentex.com) as soon as practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.

Item 1A.	Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products; our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; integration of the newly acquired HomeLink® business operations; retention of the newly acquired customers of the HomeLink® business; and expansion of product offerings including those incorporating HomeLink® technology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the Nasdaq Global Select Market.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while improving, continues to be uncertain (especially in Europe, which is our largest automotive shipping destination) and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part shortages, automotive plan shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer preference shift to smaller vehicles, where we have a lower penetration rate and lower content per vehicle, due to fuel costs and environmental concerns, and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

Automakers continue to experience volatility and uncertainty in executing planned new programs which result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This challenge makes it difficult for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2013 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen/Audi, Toyota Motor Company and Daimler AG. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience on-going pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, each of which pose an ongoing challenge, which could adversely impact our business, financial condition, and/or results of operations.

Competition. We recognize that Magna Mirrors, our main competitor and wholly-owned subsidiary of Magna International, may have considerably more resources available to it, and may present a formidable competitive threat.

The Cameron Gulbransen Kids Transportation Safety Act of 2007 (KTSA), indicating rules would be instituted requiring that new vehicles be equipped with a rear video camera and a rear video display, had implementation of such rules delayed multiple times. The KTSA indication that rear video would be required has increased competition for systems capable of rear video in a variety of locations in the vehicle. Our Rear Camera Display mirror application has and will continue to be affected by this increased competition.
Our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products could impact the long-term success of the SmartBeam®. As we continue to expand the capabilities of its CMOS imager technology for additional driver-assist features, we recognize that we are competing against multiple-function driver-assist technologies that have presented and will continue to present a competitive threat for SmartBeam®.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.

The integration of the HomeLink® business will continue to occur over the next 12 to 18 months. Many factors, though not currently expected, could introduce additional risks to the business including customer approvals and support that, if not received, could have a negative impact on the Company and future performance. Examples of risk associated with customer support and approvals are in the areas of manufacturing changes, purchase order changes, freight and logistics changes, sourcing awards for new and replacement programs and quality approvals and sign-offs.  In addition, we will face risks in regard to our ability to own and operate all facets of the HomeLink® business, including support from suppliers and compatibility partners, manufacturing skills, equipment and know-how, capacity constraints, electronic ordering systems, inventory levels, shipping and logistics systems, and invoicing/payment systems. Moreover, there are inherent business risks associated with disruptive technologies, consumer preference changes, macro-economic impacts and customer business relationships that may negatively and adversely impact our business, financial condition and/or results of operations.
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors and electronics, although no singular patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. The lack of intellectual property protection is well-known in a number of countries, including China. This trend represents an increasing risk to technology companies in the United States, including Gentex.
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

Credit Risk. In light of the continuing financial stresses within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current uncertain economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
Our overall allowance for doubtful accounts primarily relates to financially distressed Tier 1 mirror customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
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
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our five manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other four manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services could be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.

IT Infrastructure. A failure of our information technology (IT) infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented new enterprise resource planning and other IT systems in certain aspects of our businesses over a period of several years and continue to update and further implement new systems going forward. These systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations. We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Employees. Our business success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill set and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in increased turnover. In addition, any unplanned turnover or inability to attract and retain key employees, including managers, could have a negative effect on our business, financial condition and/or results of operations.

Government Regulations. New regulations related to conflict minerals could adversely impact our business. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•
Volatility in commodity prices may adversely affect our business, financial condition and/or results of operations. If commodity prices rise, and if we are not able to recover these cost increases from our customers, these increases will have an adverse effect on our business, financial condition and/or results of operations.

•
Uncertain equity markets could negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an Other-Than-Temporary impairment adjustment on available-for-sale securities.

•
General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall, general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•	Manufacturing yield issues may negatively impact our business, financial condition and/or results of operations.

•	Obligations and costs associated with addressing quality issues or warranty claims could adversely affect our business, financial condition and/or results of operations.

•	Interest rate fluctuations on the Company's long term debt financing could negatively impact our business, financial condition and/or results of operations.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $18.11 to a high of $34.15 during 2013. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•	variations in our anticipated or actual operating results related to the HomeLink® acquisition in 2013;

•
changes in investors’ or analysts’ perceptions of how the Kids Transportation Safety Act of 2007 (which has been delayed several times), and in particular the new rulemaking, may impact our business in the future;

•	intellectual property litigation and infringement claims;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate, and

•	general macroeconomic conditions.

Item 1B.	Unresolved Staff Comments.
None

Item 2.	Properties.
As of December 31, 2013 The Company operates primarily out of five facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

North America

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
In 2002, the Company expanded its manufacturing operations in Zeeland, Michigan, with the construction of a 150,000 square-foot automotive mirror manufacturing facility. In 2003, the Company also announced plans for a new 200,000 square-foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of its fourth automotive manufacturing facility and the new technical center in 2006 at a total cost of approximately $38 million, which was funded from its cash and cash equivalents on hand.
In 2008, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 60,000 square-foot building addition, which was completed at a cost of approximately $6 million, which was funded from cash and cash equivalents on hand.
In December 2010, the Company purchased, with cash and cash equivalents on hand, an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The facility was operational in the first quarter of 2011 and at full capacity in the third quarter of 2011. The total cost to purchase the facility and building improvements was approximately $5 million. In 2012, the Company expanded its electronics assembly facility in Holland, Michigan, with the construction of a 125,000 square-foot expansion. The total cost of the facility expansion was approximately $25 million
In 2012, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 32,000 square-foot building addition, which was completed at a cost of approximately $4 million. The Company also in 2012 constructed a 60,000 square-foot chemistry lab facility in Zeeland, Michigan, which was completed as a cost of approximately $11.5 million. These expansion projects in 2012 were funded from cash and cash equivalents on hand.
In 2013, the Company completed the previously announced 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, with a total cost of $25 million as well as the previously announced 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemistry labs, as well as air conditioning. This was completed for a total cost of $11 million. The above projects were was funded from cash and cash equivalents on hand.
Europe
The Company also has sales and engineering offices throughout Europe to support its sales and engineering efforts. In 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. In 2003, the Company constructed a 40,000 square-foot office, distribution and light manufacturing facility in

Erlenbach, Germany, at a cost of approximately $5 million, which was funded from cash and cash equivalents on hand. The Company also operates satellite sales and engineering offices in Hepberg, Munich, Pfaffenhoffen, Stuttgart and Cologne, Germany.
The Company currently also operates sales and engineering offices out of the United Kingdom, France and Sweden. In 2013, the Company opened a satellite engineering office in Sofia, Bulgaria in connection with the HomeLink® acquisition.
Asia
In 1998, the Company established Gentex Japan, Inc., as a sales and engineering office in Nagoya, Japan, to expand its sales and engineering support in Japan. In 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea. In 2004, the Company established a satellite office in Yokohama, Japan. In 2011, the Company established a satellite office in Tochigi, Japan. In 2005, the Company opened a sales and engineering office near Shanghai, China. In 2006, the Company purchased a 25,000 square-foot office, distribution and light manufacturing facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand.
Capacity
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer-term facility needs to support demand for its products. As a result, the Company performed master planning and completed land infrastructure improvements, with a cost of approximately $20 million, funded with cash and cash equivalents on hand, at a 140 acre site that the Company currently owns to prepare for its next facility. The timing of new facility construction is still uncertain due to the current economic environment, volatility in the automotive industry, uncertainties related to the timing of the ramp up of certain products as well as the Company's ability to leverage its existing facilities for additional capacity.
The Company estimates that it currently has building capacity to manufacture approximately 21-23 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis basis and adds equipment as needed. In 2013, the Company shipped 19.4 million interior auto-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 10 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2013, the Company shipped approximately 6.9 million exterior auto-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 7, 2014, there were 1,666 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

	Common Stock Price Range		Dividends Declared Per Share
Quarter	2013	2012	2013	2012
First Quarter	$18.11 - 20.31	$23.22 - 31.40	$0.14	$0.13
Second Quarter	$19.01 - 25.40	$19.36 - 25.57	0.14	0.13
Third Quarter	$21.29 - 26.26	$14.38 - 22.54	0.14	0.13
Fourth Quarter	$24.63 - 34.15	$15.25 - 18.93	0.14	0.13
Year	$18.11 - 34.15	$14.38 - 31.40	$0.56	$0.52
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2008, and reinvestment of dividends in all cases.

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

(b) Not applicable.

(c) On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to
8,000,000 shares (post-split) based on a number of factors, including market conditions, the market price of the Company's common stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the Plan. Cumulatively, the Company has repurchased 28,000,000 shares at a cost of $414,617,179 under the Plan. As of December 31, 2013, 4,000,000 shares remain authorized to be repurchased under the Plan. The Company bases its repurchases on a number of factors including market, economic and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. There were no share repurchases in 2013.The following is a summary of quarterly share repurchase activity under the plan to date:

The following is a summary of quarterly share repurchase activity under the plan to date:

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725
Total	28,000,000	$414,617,179

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2013	2012	2011	2010	2009
Net Sales	$1,171,864	$1,099,560	$1,023,762	$816,263	$544,523
Net Income	222,930	168,587	164,668	137,734	64,637
Earnings Per Share (Fully Diluted)	$1.55	$1.17	$1.14	$0.98	$0.47
Gross Profit Margin	36.8%	33.9%	35.3%	36.2%	32.6%
Cash Dividends per Common Share	$0.56	$0.52	$0.48	$0.44	$0.44
Total Assets	$1,764,088	$1,265,691	$1,176,027	$1,002,691	$822,603
Long-Term Debt Outstanding at Year End	$265,625	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2013	2012
	Year Ended December 31,			To	To
	2013	2012	2011	2012	2011
Net Sales	100.0%	100.0%	100.0%	6.6%	7.4%
Cost of Goods Sold	63.2	66.1	64.7	2.0	9.7
Gross Profit	36.8	33.9	35.3	15.5	3.1
Operating Expenses:
Engineering, Research and Development	6.5	7.7	8.0	(10.0)	4.1
Selling, General and Administrative	4.2	4.4	4.7	2.3	(0.4)
Litigation Settlement	—	0.5	—	(100.0)	N/A
Total Operating Expenses:	10.8	12.6	12.7	(8.9)	6.3
Operating Income	26.0	21.3	22.6	30.0	1.3
Other Income/(Expense)	2.0	1.4	1.3	53.7	16.1
Income Before Provision for Income Taxes	28.0	22.7	23.9	31.4	2.1
Provision for Income Taxes	9.0	7.4	7.8	29.7	1.6
Net Income	19.0%	15.3%	16.1%	32.2%	2.4%

Results of Operations: 2013 to 2012
Net Sales. Company net sales increased by $72.3 million, or 7% compared to the prior year. Automotive net sales increased by 6% on a 10% increase in auto-dimming mirror shipments, from 23.8 million units in 2012 to 26.2 million units, primarily reflecting increased overall penetration of auto-dimming mirrors. North American automotive mirror unit shipments increased 6% in 2013 compared with the prior year, primarily due to increased penetration of the Company's exterior auto-dimming mirrors, as well as a 5% year over year increase in North American light vehicle production. International automotive mirror unit shipments increased 13% in 2013 when compared with the prior year, primarily due to increased penetration of both interior and exterior auto-dimming mirrors to certain European and Japanese automakers, in spite of flat vehicle production in Europe and a 4% decline in vehicle production in the Japanese/Korean markets on a year over year basis.
Other net sales increased 23% to $27.9 million, as dimmable aircraft window sales increased 62% year over year and fire protection sales increased 3% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 66.1% in 2012 to 63.2% in 2013, primarily reflecting improvements in product mix and purchasing cost reductions, partially offset by annual automotive customer price reductions. Each positive factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.
Operating Expenses. Engineering, research and development expenses decreased by $8.5 million from 2012 to 2013, and was 7% of net sales down from 8% of sales in the prior year. E, R & D expenses decreased 10% year over year, compared to calendar year 2012 primarily due to planned reduced costs associated with temporary outside contract engineering and development services, partially offset by increased permanent staffing levels.
Selling, general and administrative expenses increased by $1.1 million or 2% from 2012 to 2013, and remained at 4% of net sales due in part to expenses related to the HomeLink® acquisition.

Total Other Income/(Expense). Investment income increased $1.4 million in 2013 versus 2012, primarily due to increased year-end mutual fund distribution income. Other income – net increased $6.7 million in 2013 versus 2012, primarily due to increased realized gains on the sale of equity investments, partially offset by increased interest expense associated with the Company's debt financing.
Taxes. The provision for federal income taxes varied from the statutory rate in 2013 primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by $54.3 million, or 32% year over year, primarily due to increased sales and gross profit.
Results of Operations: 2012 to 2011
Net Sales. Company net sales increased by $75.8 million, or 7% compared to the prior year. Automotive net sales increased by 7% on a 11% increase in auto-dimming mirror shipments, from 21.5 million (in 2011) to 23.8 million (in 2012) units, primarily reflecting increased light vehicle production in North America as well as increased penetration of auto-dimming mirrors on 2012 and 2013 model year vehicles. North American auto-dimming mirror unit shipments in 2012 increased by 22% compared to 2011, primarily as a result of increased auto-dimming mirror unit shipments to certain Japanese transplant automakers and to the traditional Big Three automakers. Overseas mirror unit shipments increased by 5% during 2012 compared to 2011, primarily due to increased auto-dimming mirror unit shipments to certain European and Japanese automakers. Other net sales increased 10% compared to the prior year, as dimmable aircraft window sales increased 56% year over year and fire protection sales decreased 5% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.7% in 2011 to 66.1% in 2012, primarily reflecting annual automotive customer price reductions and product mix, partially offset by purchasing cost reductions. Each negative factor is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 1-2 percentage points.
Operating Expenses. Engineering, research and development expenses increased approximately $3.4 million from 2011 to 2012, but remained at approximately 8% of net sales. E, R & D expenses increased 4% year over year, primarily due to additional employee hiring for new product development projects and program awards, partially offset by reduced costs associated with outside contract/engineering/development services.
Selling, general and administrative expenses were approximately flat from 2011 to 2012, and declined to 4% of net sales from 5% year-over-year, primarily due to increased overseas office expense, offset by the impact of foreign exchange rates. The impact of foreign exchange rates was approximately three percentage points in 2012 vs. 2011.
During the fourth quarter of 2012, the Company in the ordinary course of business incurred litigation settlement expense of $5 million related to the Company's litigation with American Vehicular Sciences LLC ("AVS"). On June 25, 2012, AVS filed four patent infringement complaints in the United States District Court in the Eastern District of Texas, which named the Company and one of two of its customers as co-defendants. In two of the complaints (#6:12-cv-00413 and #6:12-cv-00406), AVS alleged that the Company's SmartBeam® product infringed one patent owned by AVS. In the other two complaints (#6:12-cv-00410 and #6:12-cv-00415), AVS alleged that the Company's monitoring system products infringe two other patents owned by AVS. The Company was served with the four complaints on July 27, 2012. On October 5, 2012, the Company submitted its answers to all four complaints. On December 28, 2012, in the ordinary course of business, the Company entered into a settlement/license agreement (“agreement”) with AVS, settling all pending litigation. As a result of the agreement, the United States District Court in the Eastern District of Texas has ordered that the Company is dismissed with prejudice as a defendant in the complaints filed by AVS.
Total Other Income/(Expense). Investment income increased $1.1 million in 2012 vs. 2011, primarily due to increased year-end mutual fund distribution income. Other income – net increased $1.0 million in 2012 vs. 2011, primarily due to increased realized gains on the sale of equity investments.
Taxes. The provision for federal income taxes varied from the statutory rate in 2012 primarily due to the domestic manufacturing deduction.
Net Income. Net income increased by $3.9 million, or 2% year over year, primarily due to increased sales and gross profit.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of the general economic environment and conditions in our primary industry of automotive which, even though improving in certain regions, has not necessarily fully recovered.
The Company's cash and cash equivalents were $309.6 million, $389.7 million and $358.0 million as of December 31, 2013, 2012 and 2011, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $8.1 million, $6.6 million and $6.0 million as of December 31, 2013, 2012 and 2011, respectively. The funds held by foreign subsidiaries are considered indefinitely reinvested to be used to support operations outside the United States. The Company does not intend to repatriate any foreign cash or cash equivalents in the foreseeable future. These amounts would be subject to possible U.S. taxation only if remitted as dividends.
The Company's current ratio decreased from 8.5 as of December 31, 2012, to 5.0 as of December 31, 2013, due primarily due to a reduction in cash and cash equivalents as a result of the HomeLink® acquisition. The Company's current ratio increased from 7.5 as of December 31, 2011, to 8.5 as of December 31, 2012, primarily as a result of an increase in cash and cash equivalents and a decrease in accounts payable, partially offset by a decrease in inventory.
Cash flow from operating activities was $317.3 million, $257.8 million and $141.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. Cash flow from operating activities increased $59.5 million for the year ended December 31, 2013 compared to the prior year, primarily due to increased net income. Cash flow from operating activities increased $116.2 million for the year ended December 31, 2012, compared the same period in 2011, primarily due to reductions in inventory.
Cash flow used for investing activities for the year ended December 31, 2013 increased $501.2 million to $633.3 million, compared with $132.1 million, during 2012, primarily due to the HomeLink® acquisition. Cash flow used for investing activities for the year ended December 31, 2012 increased $28.6 million to $132.1 million, compared to the year ended December 31, 2011, primarily as a result of changes in the Company's available for sale securities and other assets. Capital expenditures for the year ended December 31, 2013, were $55.4 million, compared with $117.5 million for the same period last year, primarily due to a reduction in production equipment purchases and building related costs. During 2013, capital expenditures were related primarily to production equipment purchases.
Cash flow from financing activities for the year ended December 31, 2013, increased $329.9 million to $235.8 million, compared to the prior year, primarily due to proceeds from borrowings on the Company's long-term debt financing, discussed further in Note 2 to the Consolidated Financial Statements. Cash flow used for financing activities for the year ended December 31, 2012, increased $65.5 million to $94.1 million compared to the prior year, primarily due to increases in repurchases of common stock.
Cash and cash equivalents as of December 31, 2013 decreased $80.1 million compared to December 31, 2012, primarily due to cash used for the previously announced HomeLink® acquisition, which was partially offset by proceeds from new debt financing as well as cash flow from operations.
Short-term investments as of December 31, 2013 decreased from $60.8 million as of December 31, 2012 to $0 due to maturities and liquidations of the Company’s short term investment portfolio in preparation for the HomeLink® acquisition.
Accounts receivable as of December 31, 2013 increased $33.5 million compared to December 31, 2012, primarily due to the higher sequential sales level.
Inventories as of December 31, 2013, decreased $39.9 million compared to December 31, 2012, primarily due to a decrease in raw materials inventory.

Goodwill as of December 31, 2013 was $307.4 million due to the Goodwill recorded as a result of the HomeLink® acquisition, explained further in Notes 10 and 11 to the Consolidated Financial Statements.
Long-term investments as of December 31, 2013, decreased $34.8 million compared to December 31, 2012, primarily due to realized gains on sales of equity investments that were not re-invested, partially offset by an increase in unrealized gains on equity investments as a result of current market conditions.
Intangible Assets, net as of December 31, 2013 was $366.2 million due to the recording of intangible assets as a result of the HomeLink® acquisition, explained further in Notes 10 and 11 to the Consolidated Financial Statements.

Accounts payable as of December 31, 2013, increased $13.3 million compared to December 31, 2012, primarily due the timing of certain payments.
Long term debt as of December 31, 2013 was $265.6 million, due to the Company's new debt financing incurred in connection with the HomeLink® acquisition, explained further in Note 2 to the Consolidated Financial Statements.
Management considers the Company’s current working capital and long-term investments, as well as its existing debt financing arrangement (notwithstanding covenants prohibiting additional indebtedness), discussed further in Note 2 of the Consolidated Financial Statements, in addition to internally generated cash flow to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:
The following is a summary of the Company's working capital and long-term investments as of December 31, 2013, 2012, 2011:

	2013	2012	2011
Working Capital	$481,205,828	$656,705,598	$583,180,645
Long Term Investments	107,005,522	141,834,034	129,091,167
Total	$588,211,350	$798,539,632	$712,271,812

Outlook

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for the first quarter of 2014 are approximately 4.27 million units for North America, 5.03 million for Europe and 3.60 million for Japan and Korea. Current forecasts for light vehicle production for calendar 2014 are approximately 16.8 million units for North America, 19.6 million for Europe and 12.7 million for Japan and Korea.
The Company currently estimates that top line revenue will increase approximately 20% in the first quarter of 2014 compared with the same period in 2013 based on the current IHS worldwide forecast for current light vehicle production levels and our anticipated product mix. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The integration of the HomeLink® business will continue to occur over the next 12 to 18 months. Many factors, though not currently expected, could introduce additional risks to the business including customer approvals and support that, if not received, could have a negative impact on the Company and future performance. Examples of risk associated with customer support and approvals are in the areas of manufacturing changes, purchase order changes, freight and logistics changes, sourcing awards for new and replacement programs and quality approvals and sign-offs.  In addition, we will face risks in regard to our ability to own and operate all facets of the HomeLink® business, including support from suppliers and compatibility partners, manufacturing skills, equipment and know-how, capacity constraints, electronic ordering systems, inventory levels, shipping and logistics systems, and invoicing/payment systems. Moreover, there are inherent business risks associated with disruptive technologies, consumer preference changes, macro-economic impacts and customer business relationships that may negatively and adversely impact our business, financial condition and/or results of operations.
The Company also continues to experience volatility with customer orders within its twelve-week customer release window with some customers (including Tier 1 mirror suppliers) revising orders at the last minute. Due to significant uncertainties with global vehicle production volumes, it is an extremely difficult environment to forecast, and as a result, the Company is not providing revenue estimates beyond the first quarter of 2014 at this time.
The Company also estimates that engineering, research and development expenses are currently expected to increase approximately 10 - 15% in the first quarter of 2014 compared with the same period in 2013, primarily due to staffing and benefit costs which continue to support growth and the development of new business, as well as personnel additions that were part of the HomeLink® acquisition. In addition, the Company estimates that selling, general and administrative expenses are currently expected to increase approximately 20 - 25% in the first quarter of 2014 compared with the same period in 2013 primarily due to incremental employment costs and amortization expense related to the HomeLink® acquisition (this estimate is based on stable foreign exchange rates).
In light of on-going demand for our auto-dimming mirrors and electronics, the Company currently anticipates that 2014 capital expenditures will be approximately $75 - $85 million, a majority of which will be production equipment purchases. 2014 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments). Interest rate fluctuations on the Company's long term debt financing could negatively impact our financial performance due to increased borrowing costs.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2013, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for 2012 and 9% for 2011). The Company currently expects that approximately 7% of the Company’s net sales in 2014 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities.
In 2013, the Company sold all holdings in its' fixed-income investment portfolio in preparation for the HomeLink® acquisition. In 2012 and prior years, the Company managed its' interest rate risk and default risk in its fixed-income investment portfolio by investing in shorter-term maturities and investment grade issues. The Company’s fixed-income investments’ maturities at fair value (000,000) and average interest rates are as follows:

	Total Balance as of December 31,
	2013	2012
U.S. Government
Amount	$—	$15.0
Average Interest Rate	—%	0.2%
Government Agency
Amount	$—	$38.5
Average Interest Rate	—%	0.2%
Certificates of Deposit
Amount	$—	$0.5
Average Interest Rate	—%	2.6%
Corporate Bonds
Amount	$—	8.7
Average Interest Rate	—%	1.6%
Other
Amount	$—	$0.2
Average Interest Rate	—%	0.1%

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies on the U.S. stock markets:
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2013 .

	Total	Less than 1 Year		1-3 Years		After 3 Years
Short-term debt	7.5	7.5		$—	—	$—
Long-term debt	265.6	—		$15.0		250.6
Interest on short and long-term debt	47.6	3.2		6.2		38.2
Operating leases	2.1	1.1		0.6		0.4
Purchase obligations	124.8	124.8		—		—
Dividends payable	20.4	20.4		—		—
Total	$468.0	$157.0	$—	$21.8		$289.2
Purchase obligations are primarily for raw material inventory and capital equipment.
Critical Accounting Policies.
The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates, assumptions and apply judgments that affect its financial position and results of operations. On an ongoing basis, management evaluates these estimates and assumptions. Management also continually reviews its' accounting policies and financial information disclosures.
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

Goodwill and Intangible Assets. Goodwill represents the excess of fair value of assets acquired and liabilities assumed as of the acquisition date. In accordance with accounting guidance related to goodwill and other intangible assets, the Company will test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets will be tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management will periodically assess the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise. Given the timing of the HomeLink® acquisition, no impairment indicators arose during the year ended December 31, 2013 which would give reason for an interim test to be performed on goodwill or intangible assets. Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods.

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
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2013	2012	2013	2012	2013	2012	2013	2012
Net Sales	$269,499	$290,707	$286,974	$280,256	$288,622	$268,248	$326,770	$260,349
Gross Profit	93,464	100,826	102,613	92,757	105,962	90,116	128,694	89,119
Operating Income	63,854	65,501	71,596	57,512	73,656	57,623	95,636	53,819
Net Income	45,431	46,345	52,097	40,767	55,521	41,877	69,881	39,599
Diluted Earnings per share	$0.32	$0.32	$0.36	$0.28	$0.38	$0.29	$0.48	$0.28
Basic Earnings per share	$0.32	$0.32	$0.36	$0.28	$0.39	$0.29	$0.48	$0.28

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2013.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
As of December 31, 2013, Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)] as of December 31, 2013, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.
Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
Based on the Securities and Exchange Commission's interpretation guidance for newly acquired businesses, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the HomeLink® acquisition, which was included in the Company's fiscal 2013 consolidated financial statements since the acquisition date of September 27, 2013. HomeLink® related assets constituted 40 percent of consolidated assets as of December 31, 2013 and 3 percent of consolidated net sales for the fiscal year then ended.
Except as noted above, during the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2013.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	71	Chief Executive Officer	May 1986
Mark Newton	54	Senior Vice President	August 2010
Bruce Los	58	Senior Vice President	February 2012
Paul Flynn	49	Vice President, Operations	January 2012
Steve Downing	36	Vice President, Finance and Treasurer	May 2013
Steve Dykman	48	Former Vice President, Finance and Treasurer	Jan. 2007 - May 2013
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
Steve Downing was elected Vice President of Finance and Treasurer on May 17, 2013. He previously served as Vice President of Commercial Management from July 2012 to May 2013, as Director of Commercial Management from June 2009 to July 2012, as Commercial Manager from October 2006 to June 2009, as Senior Financial Analyst from April 2006 to October 2006, and prior to that was a Financial Analyst from his hire date in July 2002 to April 2006.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2014 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2013 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
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

3. Exhibits. See Exhibit Index on Page 58

(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, Vice President-Finance and Treasurer
Date:	February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Fred Bauer
Fred Bauer, Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Steven R. Downing
Steven R. Downing, Vice President-Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

By:	/s/ Kevin C. Nash
Kevin C. Nash, Director of Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

Each Director of the registrant whose signature appears below hereby appoints Steve Downing, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred Bauer	Director
Fred Bauer

/s/ Gary Goode	Director
Gary Goode

/s/ Arlyn Lanting	Director
Arlyn Lanting

/s/ John Mulder	Director
John Mulder

/s/ Mark Newton	Director
Mark Newton

/s/ Richard Schaum	Director
Richard Schaum

/s/ Fred Sotok	Director
Fred Sotok

/s/ Peter Hoekstra	Director
Peter Hoekstra

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gentex Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Homelink, which is included in the 2013 consolidated financial statements of Gentex Corporation and subsidiaries and constituted 40% of total assets as of December 31, 2013 and 3% of net revenues for the year then ended. Our audit of internal control over financial reporting of Gentex Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Homelink.
In our opinion, Gentex Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2013 of Gentex Corporation and subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 26, 2014

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$309,591,724	$389,678,664
Short-term investments	—	60,802,856
Accounts receivable	143,046,590	109,579,693
Inventories	120,074,164	159,930,266
Prepaid expenses and other	28,473,764	24,671,561
Total current assets	601,186,242	744,663,040
PLANT AND EQUIPMENT:
Land, buildings and improvements	223,191,567	198,156,137
Machinery and equipment	507,768,233	472,844,579
Construction-in-process	41,481,572	45,092,001
Total Plant and Equipment	772,441,372	716,092,717
Less- Accumulated depreciation	(415,420,147)	(366,154,545)
Net Plant and Equipment	357,021,225	349,938,172
OTHER ASSETS:
Goodwill	307,365,845	—
Long-term investments	107,005,522	141,834,034
Intangible Assets, net	366,175,000	—
Patents and other assets, net	25,334,600	29,256,089
	805,880,967	171,090,123
TOTAL ASSETS	$1,764,088,434	$1,265,691,335

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$56,510,321	$43,200,002
Accrued liabilities:
Salaries, wages and vacation	7,770,868	7,188,092
Income taxes	13,316,102	1,582,570
Royalties	9,374,449	9,889,708
Dividends declared	20,380,923	18,599,926
Current portion of Long Term Debt	7,500,000	—
Other	5,127,751	7,497,144
Total current liabilities	119,980,414	87,957,442
LONG TERM DEBT	265,625,000	—
DEFERRED INCOME TAXES	50,879,337	56,773,337

TOTAL LIABILITIES	436,484,751	144,730,779

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 200,000,000 shares authorized; 145,578,023 and 143,076,357 shares issued and outstanding in 2013 and 2012 respectively.	8,734,681	8,584,581
Additional paid-in capital	478,865,778	418,766,010
Retained earnings	818,027,861	676,039,254
Accumulated other comprehensive income:
Unrealized gain on investments	19,467,441	15,111,778
Cumulative translation adjustment	2,507,922	2,458,933
Total shareholders’ investment	1,327,603,683	1,120,960,556
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$1,764,088,434	$1,265,691,335
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
NET SALES	$1,171,864,171	$1,099,559,521	$1,023,762,049

COST OF GOODS SOLD	741,131,269	726,740,962	662,181,714

Gross profit	430,732,902	372,818,559	361,580,335

OPERATING EXPENSES:
Engineering, research and development	76,495,051	85,003,602	81,634,158
Selling, general and administrative	49,496,038	48,359,725	48,578,252
Litigation Settlement	—	5,000,000	—
Total operating expenses	125,991,089	138,363,327	130,212,410

Income from operations	304,741,813	234,455,232	231,367,925

OTHER INCOME:
Investment income	6,724,717	5,307,180	4,165,809
Other, net	16,597,513	9,863,188	8,898,077
Total other income	23,322,230	15,170,368	13,063,886

Income before provision for income taxes	328,064,043	249,625,600	244,431,811

PROVISION FOR INCOME TAXES	105,134,094	81,038,760	79,763,583

NET INCOME	$222,929,949	$168,586,840	$164,668,228

EARNINGS PER SHARE:
Basic	$1.55	$1.18	$1.16
Diluted	$1.55	$1.17	$1.14

Cash Dividends Declared per Share	$0.56	$0.52	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Net Income	$222,929,949	$168,586,840	$164,668,228

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	48,989	328,976	1,563,054
Unrealized gains (losses) on available-for sales securities, net	6,701,020	7,230,048	(17,442,698)

Other comprehensive income (loss), before tax	6,750,009	7,559,024	(15,879,644)

Provision for income taxes related to components of other comprehensive income	2,345,357	2,530,516	(6,104,944)

Other comprehensive Income (loss), net of tax	4,404,652	5,028,508	(9,774,700)

Comprehensive Income	$227,334,601	$173,615,348	$154,893,528

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2011	142,292,127	$8,537,528	$347,834,218	$514,842,177	$22,316,903	$893,530,826
Issuance of common stock and the tax benefit of stock plan transactions	1,777,436	106,646	33,198,116	—	—	33,304,762
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	14,197,557		—	14,197,557
Dividends declared ($.48 per share)	—	—	—	(68,808,152)	—	(68,808,152)
Net income	—	—	—	164,668,228	—	164,668,228
Other comprehensive income (loss)	—	—	—	—	(9,774,700)	(9,774,700)
BALANCE AS OF DECEMBER 31, 2011	144,069,563	8,644,174	395,229,891	610,702,253	12,542,203	1,027,118,521
Issuance of common stock and the tax benefit of stock plan transactions	978,623	58,717	12,150,164	—	—	12,208,881
Repurchases of common stock	(1,971,829)	(118,310)	(5,047,882)	(28,550,533)		(33,716,725)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	16,433,837		—	16,433,837
Dividends declared ($.52 per share)	—	—	—	(74,699,306)	—	(74,699,306)
Net income	—	—	—	168,586,840	—	168,586,840
Other comprehensive income	—	—	—	—	5,028,508	5,028,508
BALANCE AS OF DECEMBER 31, 2012	143,076,357	8,584,581	418,766,010	676,039,254	17,570,711	1,120,960,556
Issuance of common stock and the tax benefit of stock plan transactions	2,501,666	150,100	42,672,535	—	—	42,822,635
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	17,427,233		—	17,427,233
Dividends declared ($.56 per share)	—	—	—	(80,941,342)	—	(80,941,342)
Net income	—	—	—	222,929,949	—	222,929,949
Other comprehensive income	—	—	—	—	4,404,652	4,404,652
BALANCE AS OF DECEMBER 31, 2013	145,578,023	$8,734,681	$478,865,778	$818,027,861	$21,975,363	$1,327,603,683

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$222,929,949	$168,586,840	$164,668,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,854,155	50,179,823	42,634,684
Gain on disposal of assets	(54,520)	(419,382)	—
Loss on disposal of assets	2,162,610	952,190	992,876
Gain on sale of investments	(19,012,429)	(9,584,288)	(15,787,691)
Loss on sale of investments	882,918	1,216,027	9,134,183
Deferred income taxes	(7,726,800)	843,484	13,942,674
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	17,427,233	16,433,837	14,197,557
Excess tax benefits from stock based compensation	(4,445,064)	(815,651)	(5,362,501)
Change in operating assets and liabilities:
Accounts receivable	(22,347,450)	810,022	(14,742,103)
Inventories	39,856,102	28,823,046	(88,024,582)
Prepaid expenses and other	(2,374,913)	14,868,742	(6,954,317)
Accounts payable	13,310,319	(22,270,571)	25,175,109
Accrued liabilities	13,876,720	8,221,935	1,794,548
Net cash provided by operating activities	317,338,830	257,846,054	141,668,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	82,862,644	38,831,234	107,763,498
Maturities and calls	98,142,408	75,652,000	104,375,000
Purchases	(60,543,153)	(112,545,415)	(196,365,327)
Plant and equipment additions	(55,380,457)	(117,474,449)	(120,177,730)
Proceeds from sale of plant and equipment	386,399	1,064,614	179,212
Acquisition of businesses, net of cash acquired	(698,150,900)	—	—
Decrease (increase) in other assets	(573,560)	(17,602,228)	698,357
Net cash provided by (used for) investing activities	(633,256,619)	(132,074,244)	(103,526,990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	275,000,000	—	—
Repayment of long-term debt	(1,875,000)	—	—
Deferred financing costs	(956,441)	—	—
Issuance of common stock from stock plan transactions	38,377,571	12,208,881	33,304,764
Cash dividends paid	(79,160,345)	(73,387,727)	(67,171,939)
Repurchases of common stock	—	(33,716,725)	—
Excess tax benefits from stock based compensation	4,445,064	815,651	5,362,501
Net cash provided by (used for) financing activities	235,830,849	(94,079,920)	(28,504,674)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(80,086,940)	31,691,890	9,637,001
CASH AND CASH EQUIVALENTS, Beginning of year	389,678,664	357,986,774	348,349,773
CASH AND CASH EQUIVALENTS, End of year	$309,591,724	$389,678,664	$357,986,774
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior auto-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. Aircraft windows are sold for use by aircraft manufacturers. The Company does not require collateral or other security for trade accounts receivable.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments		Ending Balance
Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$3,400,000	$—	$197,612		$3,202,388
Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$3,400,000	$(577)	577*		$3,400,000
Year Ended December 31, 2011:
Allowance for Doubtful Accounts	$4,300,000	$(802,929)	$(97,071	)*	$3,400,000

*Represents excess recoveries and other adjustments over accounts written off.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Investments
The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities, and for its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings. The cost of securities sold is based on the specific identification method.
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
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2013 and December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$309,591,724	$309,591,724	$—	$—
Long-Term Investments:
Common Stocks	33,282,439	33,282,439	—	—
Mutual Funds – Equity	73,723,083	73,723,083	—	—
Total	$416,597,246	$416,597,246	$—	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$389,678,664	$389,678,664	$—	$—
Short-Term Investments:
Certificate of Deposit	510,881	—	510,881	—
Government Securities	38,522,471	—	38,522,471	—
U.S. Treasury Notes	15,020,350	—	15,020,350	—
Corporate Bonds	6,563,228	—	6,563,228	—
Other	185,926	185,926	—	—
Long-Term Investments:
Corporate Bonds	2,180,780	—	2,180,780	—
Common Stocks	53,283,201	53,283,201	—	—
Mutual Funds – Equity	86,109,053	86,109,053	—	—
Other – Equity	261,000	261,000	—	—
Total	$592,315,554	$529,517,844	$62,797,710	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2013 and 2012:

	Unrealized
2013	Cost	Gains		Losses		Market Value
Long-Term Investments:
Common Stocks	22,799,035	10,532,007		(48,603)		33,282,439
Mutual Funds-Equity	54,256,577	19,466,506		—		73,723,083
Total	$77,055,612	$29,998,513	—	$(48,603)	—	$107,005,522

	Unrealized
2012	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$510,881	$—	$—	$510,881
Government Securities	$38,514,411	$9,004	$(944)	$38,522,471
U.S. Treasury Notes	15,018,810	2,602	(1,062)	15,020,350
Corporate Bonds	6,529,758	33,470	—	6,563,228
Other	185,926	—	—	185,926
Long-Term Investments:
Corporate Bonds	2,174,948	5,832	—	2,180,780
Common Stocks	40,893,121	12,781,501	(391,421)	53,283,201
Mutual Funds-Equity	75,321,640	11,082,714	(295,301)	86,109,053
Other-Equity	238,506	22,494	—	261,000
Total	$179,388,001	$23,937,617	(688,728)	$202,636,890
Unrealized losses on investments as of December 31, 2013 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$48,603	$1,886,080
Unrealized losses on investments as of December 31, 2012 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$688,728	$22,887,686
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2013 and 2012.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2013 and 2012.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2013 and 2012.

	2013	2012
Raw materials	$75,081,810	$114,750,525
Work-in-process	21,409,976	24,588,734
Finished goods	23,582,378	20,591,007
Total Inventory	$120,074,164	$159,930,266
Allowances for slow-moving and obsolete inventories were $6.9 million and $7.8 million at December 31, 2013 and 2012. The year-over-year decrease in the allowance was primarily the result of reductions in raw materials inventory.
Plant and Equipment
Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $55.0 million, $48.5 million and $41.6 million in 2013, 2012 and 2011, respectively.
Impairment of Disposal of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount of an asset may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. The Company periodically obtains intellectual property rights, in the ordinary course of business, and the cost of the rights are amortized over their useful lives.

Goodwill and Intangible Assets

Goodwill represents the excess of fair value of assets acquired and liabilities assumed as of the acquisition date. In accordance with accounting guidance related to goodwill and other intangible assets, the Company will test for impairment of goodwill and indefinite-lived intangible assets annually in the fourth quarter and in certain situations between those annual dates, if interim indicators of impairment arise. Indefinite-lived intangible assets will be tested for impairment annually in the fourth quarter, by comparing the estimated fair value of the indefinite-lived intangible asset to the carrying value using a discounted cash flow approach. Intangible assets with a definite life are amortized over their useful life, which is the period over

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

which the asset is expected to contribute directly or indirectly to future cash flows. Management will periodically assess the amortization period of intangible assets with definite lives based upon estimated future cash flows from related operations and tests for impairment when indicators arise.

Given the timing of the acquisition, no impairment indicators arose during the year ended ended December 31, 2013 which would give reason for an interim test to be performed on goodwill or intangible assets.

Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $0.4 million, $1.0 million and $1.2 million, in 2013, 2012 and 2011, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $14.9 million, $13.8 million and $11.5 million, in 2013, 2012 and 2011, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2013, 2012 and 2011. The Company does not offer extended warranties on its products.
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
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2013	2012	2011
Numerators:
Numerator for both basic and diluted EPS, net income	$222,929,949	$168,586,840	$164,668,228
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	143,460,018	143,097,530	142,492,699
Potentially dilutive shares resulting from stock option plans	814,153	870,501	1,784,109
Denominator for diluted EPS	144,274,171	143,968,031	144,276,808
For the years ended December 31, 2013, 2012 and 2011, 3,377,311, 3,332,719 and 1,253,824 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because their effect would be anti-dilutive.

Other Comprehensive Income (Loss)
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments and is further detailed in Note 9 to the Consolidated Financial Statements.
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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, “Share-Based Payment.” As described more fully in Note 5, the Company provides compensation benefits under two stock option plans, a restricted stock plan and an employee stock purchase plan.
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
New Accounting Standards

In February 2013, FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-12”).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income.  The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amended guidance requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component, either on the face of the statement where net income is presented or in the notes to the condensed consolidated financial statements.  The amended guidance was effective for financial periods beginning after December 15, 2012.  ASU 2013-02 did not have a material effect on the Company's consolidated financial position or results of

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

operations. Refer to Note 9, "Comprehensive Income," of the notes to consolidated financial statements for disclosures regarding other comprehensive income.

(2)	DEBT AND FINANCING ARRANGEMENTS

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility (the “Revolving Facility”) and a $150 million term loan facility (the “Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to further request an additional aggregate principal amount of up to $75 million. In addition, the Company is entitled, subject to certain terms and conditions, to the benefit of swing loans from amounts otherwise available under the Revolving Facility in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolving Facility in the aggregate principal amount of up to $20 million. The obligations of the Company under the Credit agreement are not secured, but are subject to certain covenants .

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

The Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem or repurchase subordinated debt; (iii) sell or otherwise transfer or dispose of certain assets; (iv) make certain investments; (v) incur or suffer to exists liens securing indebtedness; (vi) dissolve, liquidate, consolidate, merge or wind-up its affairs; (vii) engage in certain transactions with affiliates; or (viii) make certain other negative pledges. In addition, the Credit Agreement contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense. The Credit Agreement also includes customary events of default.

The Revolving Facility expires and the Term Loan matures on September 27, 2018.

In connection with the HomeLink® acquisition which was completed on September 27, 2013, which is discussed in Note 10, the Company borrowed $275 million related to the Credit Agreement, composed of $125 million under the revolving facility and $150 million on the term loan. During the quarter ended December 31, 2013, the Company made a partial repayment of $1.9 million, plus accrued interest, on the Term Loan, and accrued interest on the Revolving facility. The Company used cash and cash equivalents to fund the payment. As of December 31, 2013, the Company had availability of $26.9 million under the Credit Agreement (exclusive of additional aggregate principal amounts which can be requested as discussed above).

Cash paid for interest expenses for twelve months ended December 31, 2013, which were netted within the "Other, net" section of the income statement were $0.9 million. There was no cash paid for interest expenses for the years ended December 31, 2012 and 2011.

As of December 31, 2013, the Company was in compliance with its covenants under the Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Accounting for Uncertainty in Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Beginning of year	$4,168,000	$2,476,000	$2,483,000
Additions based on tax positions related to the current year	1,595,000	785,000	1,105,000
Additions for tax positions in prior years	1,633,000	907,000	208,000
Reductions for tax positions in prior years	(45,000)	—	(78,000)
Reductions as a result of completed audit examinations	—	—	(1,242,000)
End of year	$7,351,000	$4,168,000	$2,476,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $555,000 and $250,000 for interest as of December 31, 2013 and 2012, respectively. Interest recorded during 2013, 2012 and 2011 was not considered significant.
The Company is also subject to periodic and routine audits in both domestic and foreign tax jurisdictions, and it is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit. Based on the current audits in process, the payment of taxes as a result of audit settlements and the completion of tax examinations are not expected to have a material impact on the Company’s financial position or results of operations.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.
In May 2011, the State of Michigan enacted a new Corporate Income Tax that was effective January 1, 2012. The new Corporate Income Tax does not have a significant effect on the Company’s consolidated financial position or results of operations.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated retroactively to January 1, 2012 various tax provisions known as tax "extenders" that had expired as of December 31, 2011. In accordance with ASC 740-45-15, the effects of changes in tax rates and laws on deferred tax balances and tax rates are recognized in the period the new legislation is enacted. As a result, the impact of the new legislation is reflected in the Company's consolidated financial position and results of operations in calendar year 2013.
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
The foreign components of income before the provision for income taxes were not material as of December 31, 2013, 2012 and 2011. The components of the provision for income taxes are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

	2013	2012	2011
Currently payable:
Federal	$95,285,094	$76,507,760	$63,307,583
State	3,259,000	2,450,000	1,663,000
Foreign	1,353,000	1,238,000	850,000
Total	99,897,094	80,195,760	65,820,583
Net deferred:
Primarily federal	5,237,000	843,000	13,943,000
Provision for income taxes	$105,134,094	$81,038,760	$79,763,583
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $7.4 million, $1.5 million and $7.9 million in 2013, 2012 and 2011, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	0.6	0.1
Domestic production exclusion	(3.1)	(2.9)	(2.3)
Research tax credit	(0.4)	—	—
Other	(0.1)	(0.2)	(0.2)
Effective income tax rate	32.0%	32.5%	32.6%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013		2012
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,970,671	$182,803	$3,721,183	$186,997
Stock based compensation	13,290,429	2,202,940	12,044,953	1,696,966
Impairment loss on available-for-sale securities	—	175,091	—	327,308
Intangible Assets	—	169,913	—	—
Other	4,713,241	40,203	5,690,130	3,609
Total deferred income tax assets	20,974,341	2,770,950	21,456,266	2,214,880
Liabilities:
Excess tax over book depreciation	—	(41,374,851)	—	(47,704,521)
Patent costs	—	(1,792,968)	—	(8,137,111)
Unrealized gain on investments	—	(10,482,468)	—	(3,146,585)
Other	(558,249)		(527,417)	—
Net deferred income taxes	$20,416,092	$(50,879,337)	$20,928,849	$(56,773,337)
Income taxes paid in cash were approximately $97.1 million, $63.4 million and $63.5 million in 2013, 2012 and 2011, respectively.
No provision has been made for U.S. Federal and State income taxes on foreign taxes that may result from remittances of undistributed earnings of foreign subsidiaries as of December 31, 2013, 2012 and 2011.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

The Company expects such earnings will remain reinvested in those foreign subsidiaries indefinitely. Undistributed foreign earnings were not material as of December 31, 2013, 2012 and 2011.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2013, 2012 and 2011 the Company’s contributions were approximately $2.8 million, $2.5 million and $2.3 million, respectively.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS
Employee Stock Option Plan
In 2004, a new Employee Stock Option Plan was approved by shareholders, replacing the prior plan. The Company may grant options for up to 18,000,000 shares under its new Employee Stock Option Plan. The Company has granted options on 15,723,739 shares (net of shares from canceled/expired options) under the new plan through December 31, 2013. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after three to seven years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2013	2012	2011
Dividend yield (1)	2.6%	2.7%	2.7%
Expected volatility (2)	44.7%	45.5%	41.6%
Risk-free interest rate (3)	1.3%	0.8%	1.4%
Expected term of options (in years) (4)	4.0	4.1	4.2
Weighted-average grant-date fair value	$7	$6	$8
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

As of December 31, 2013, there was $24,527,192 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.2 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2013, 2012 and 2011, and changes during the same periods are presented in the tables and narrative below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2013
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	8,861	$21
Granted	2,731	25
Exercised	(2,225)	16		$20,884
Forfeited	(367)	23
Outstanding at End of Year	9,000	23	3.4 Yrs	$85,633
Exercisable at End of Year	2,745	$23	2.3 Yrs	$28,302

	2012
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	7,555	$21
Granted	2,641	20
Exercised	(689)	15		$3,810
Forfeited	(646)	21
Outstanding at End of Year	8,861	21	3.4 Yrs	$11,730
Exercisable at End of Year	3,003	$19	2.2 Yrs	$7,617

	2011
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	6,805	$17
Granted	2,462	29
Exercised	(1,497)	16		$20,659
Forfeited	(215)	19
Outstanding at End of Year	7,555	21	3.5 Yrs	$66,295
Exercisable at End of Year	2,024	$17	2.3 Yrs	$26,218

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2013, 2012, and 2011, are presented in the table and narrative below:

	2013		2012		2011
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	5,858	$6	5,530	$6	5,038	$5
Granted	2,731	7	2,641	6	2,462	8
Vested	(2,022)	6	(1,936)	5	(1,766)	5
Forfeited	(313)	7	(377)	6	(204)	5
Nonvested Stock Options at End of Year	6,254	$7	5,858	$6	5,530	$6

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 500,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 84,000 shares (net of shares from canceled options) under the new director plan and 549,240 shares (net of shares from canceled options) under a prior plan through December 31, 2013. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2013	2012	2011
Dividend yield (1)	2.7%	2.6%	2.7%
Expected volatility (2)	45.9%	44.5%	40.5%
Risk-free interest rate (3)	1.9%	1.7%	3.2%
Expected term of options (in years) (4)	7.0	6.8	6.5
Weighted-average grant-date fair value	$9	$8	$11
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

As of December 31, 2013, there was no unrecognized compensation cost related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2013, 2012, and 2011, and changes during the same periods are presented in the tables and narrative below:

	2013
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	234	$21
Granted	42	25
Exercised	(45)	20		$300
Forfeited	—	—
Outstanding at End of Year	231	22	6.4 Yrs	$2,491
Exercisable at End of Year	231	$22	6.4 Yrs	$2,491

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

A summary of the status of the Company’s non-vested Non-employee Director Stock Option Plan activity for the years ended December 31, 2013, 2012, and 2010, are presented in the table and narrative below:

	2013		2012		2011
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested stock options at Beginning of Year	—	$—	—	$—	—	$—
Granted	42	9	42	8	42	11
Vested	(42)	9	(42)	8	(42)	11
Forfeited			—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—
Employee Stock Purchase Plan
In May 2013, the 2013 Gentex Corporation Employee Stock Purchase Plan covering 1,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan and the prior plan in the years ended December 31, 2013, 2012 and 2011.

Plan	2013	2012	2011	Cumulative Shares Issued in 2013	Weighted Average Fair Value 2013
2013 Employee Stock Purchase Plan	51,462	—	—	51,462	$22.64
2003 Employee Stock Purchase Plan	26,170	102,498	68,630	1,200,000	$17.01
Total shares sold to employees	77,632	102,498	68,630

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 2,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 768,200 shares outstanding under the plan as of December 31, 2013. During 2013, 2012, and 2011, 187,090, 225,730 and 140,900 shares, respectively, were granted with a restriction period of five years at market prices ranging from $20.23 to $32.83 in 2013, $17.27 to $24.45 in 2012, and $24.96 to $30.25 in 2011, and has unearned stock-based compensation of $9,762,379 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2013, 2012 and 2011 was $2,760,446, $2,108,583. and 2,039,377 respectively.

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

	2013	2012	2011
Revenue:
Automotive Products
United States	$400,654,021	$382,308,501	$334,692,637
Germany	244,949,664	239,081,723	248,495,295
Japan	123,884,470	100,422,507	76,123,221
Other	374,499,972	355,160,210	343,850,209
Other	27,876,044	22,586,580	20,600,687
Total	$1,171,864,171	$1,099,559,521	$1,023,762,049
Income (Loss) from Operations:
Automotive Products	$298,465,299	$231,713,972	$231,030,145
Other	6,276,514	2,741,260	337,780
Total	$304,741,813	$234,455,232	$231,367,925
Assets:
Automotive Products	$1,290,801,674	$619,337,527	$566,395,900
Other	9,001,278	8,010,779	8,993,853
Corporate	464,285,482	638,343,029	600,637,249
Total	$1,764,088,434	$1,265,691,335	$1,176,027,002
Depreciation & Amortization:
Automotive Products	$58,723,222	$47,976,800	$40,314,620
Other	316,836	317,534	320,900
Corporate	3,814,097	1,885,489	1,999,164
Total	$62,854,155	$50,179,823	$42,634,684
Capital Expenditures:
Automotive Products	$54,020,792	$113,611,526	$115,377,859
Other	301,697	228,635	58,996
Corporate	1,057,968	3,634,288	4,740,875
Total	$55,380,457	$117,474,449	$120,177,730
Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window net sales continued to increase during 2011, 2012 and 2013, which resulted in income from operations for each of the three years presented in the “Other” category.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2013, 2012 and 2011, approximately 7% , 8% and 9% of the Company’s net sales were invoiced and paid in foreign currencies respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

In 2013, the Company had three automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	VW/Audi	Hyundai/Kia	Daimler AG	General Motors
2013	13%	14%	#	11%	#
2012	14%	14%	11%	11%	10%
2011	12%	15%	11%	11%	12%
  # - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First		Second		Third		Fourth
	2013	2012	2013	2012	2013	2012	2013	2012
Net Sales	$269,499	$290,707	$286,974	$280,256	$288,622	$268,248	$326,770	$260,349
Gross Profit	93,464	100,826	102,613	92,757	105,962	90,116	128,694	89,119
Operating Income	63,854	65,501	71,596	57,512	73,656	57,623	95,636	53,819
Net Income	45,431	46,345	52,097	40,767	55,521	41,877	69,881	39,599
Earnings Per Share (Diluted)	$0.32	$0.32	$0.36	$0.28	$0.38	$0.29	$0.48	$0.28
Earnings Per Share (Basic)	$0.32	$0.32	$0.36	$0.28	$0.39	$0.29	$0.48	$0.28

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

(9)     Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

	For the Twelve Months ended December 31,
	2013	2012	2011
Foreign currency translation adjustments:
Balance at beginning of period	$2,458,933	$2,129,957	$566,903
Other Comprehensive income before reclassifications	48,989	328,976	1,563,054
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period change	48,989	328,976	1,563,054
Balance at end of period	2,507,922	2,458,933	2,129,957
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	15,111,778	10,412,246	21,750,000
Other Comprehensive income before reclassifications	16,139,845	10,138,902	(7,012,974)
Amounts reclassified from accumulated other comprehensive income	(11,784,182)	(5,439,370)	(4,324,780)
Net current-period change	4,355,663	4,699,532	(11,337,754)
Balance at end of period	19,467,441	15,111,778	10,412,246

Accumulated other comprehensive income, end of period	$21,975,363	$17,570,711	$12,542,203
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2013, 2012 and 2011.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income			Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2013	2012	2011
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$18,129,511	$8,368,261	$6,653,508	Other, net
Provision for Income Taxes	(6,345,329)	(2,928,891)	(2,328,728)	Provision for Income Taxes
Total reclassifications for the period	$11,784,182	$5,439,370	$4,324,780	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)	BUSINESS COMBINATIONS, continued

(10)	BUSINESS COMBINATIONS

On September 27, 2013, the Company completed the acquisition of certain assets and liabilities of Johnson Controls, Inc. (the “Seller”) related to the Seller’s wireless vehicle/home communication HomeLink® business. Prior to the above-described acquisition, the Seller supplied HomeLink® products and was a licensor of HomeLink® to the Company, which allowed for incorporation into the Company’s rearview mirror products, that are installed in automobiles. The aggregate purchase price for the Business paid at the closing was approximately $700 million, subject to adjustments as provided in the Asset Purchase Agreement.

The HomeLink® acquisition was done to secure the Company’s current customers and product offerings in HomeLink® mirrors and to enable and expand its capabilities beyond the mirror. Even prior to the acquisition the Company offered HomeLink® mirrors as part of its existing product portfolio. HomeLink® mirror products have been sold by the Company in the marketplace for over 10 years, where the Company was previously a licensee of the technology. After the acquisition, there are certain synergies the Company hopes to capitalize upon. There is significant value in the HomeLink® brand, including consumer awareness when shopping for new automobiles equipped with the feature. The acquisition enables the Company to continue its long history of development and growth of the HomeLink® mirror based products, as well as to add HomeLink® products that are not based in the mirror. The Company believes it will be able to apply its expertise in electronics manufacturing to enhance even further the quality and reliability of the HomeLink® products.

The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. Revenues related to the Business, of thirty-six million nine hundred thousand and gross profit of twenty million two hundred thousand, for the quarter and year to date period ended December 31, 2013, are included in the Company’s consolidated statement of income and comprehensive income since the acquisition date. The operating results for the Business are included in the Automotive Products segment, consistent with the Company's treatment of other features.

Separate from the Asset Purchase Agreement, the Seller and the Company have entered into a Supply Agreement, in the ordinary course of business, whereby the Company agrees to supply HomeLink® product to the Seller for incorporation into the Seller’s vehicular products. The Supply Agreement contains customary terms and conditions which are consistent with market rates for sales of similar products to other parties. Due to the nature of the Supply Agreement and the fact that terms are at arms length, there has not been a portion of the purchase price which has been allocated to the Supply Agreement.

The Company funded the transaction using a combination of cash on hand of approximately $423 million and debt financing. The Company’s debt financing included net proceeds from the Company’s new Credit Agreement as described in Note 2.

Through December 31, 2013, the Company has incurred acquisition-related costs of approximately $3.3 million of which approximately $2.3 million has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement. The remaining costs of approximately $1.0 million, were related to the issuance of the Company's new debt financing, further explained in Note 2, which has been classified in the "Prepaid Expenses and Other" section of its' Condensed Consolidated Balance Sheet and will be amortized over the life of the credit agreement.

The below table shows the preliminary allocation of the purchase price as of September 30, 2013 and subsequent adjustments to the preliminary allocation as of December 31, 2013.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)	BUSINESS COMBINATIONS, continued

Net Assets Acquired	Fair Value as of September 30, 2013	Fair Value Adjustments	Other Adj	Fair Value as of December 31, 2013

Prepaid Service Agreement Costs (1)	$3,383,000	$—	$(3,383,000)	$—
Personal Property	4,430,986	3,683,614	—	8,114,600
Real Property	1,060,000	—	—	1,060,000
HomeLink® Trade Names and Trademarks	47,000,000	5,000,000	—	52,000,000
HomeLink®Technology	166,000,000	14,000,000	—	180,000,000
Existing Customer Platforms	43,000,000	—	—	43,000,000
Exclusive Licensing Agreement	87,000,000	9,000,000	—	96,000,000

Accounts Receivable	7,719,302	—	3,400,145	11,119,447
Net Customer Tooling	956,665	—	26,741	983,406

Fair Value of Acquired Assets	360,549,953	31,683,614	43,886	392,277,453

Other adjustments	—	—	(1,492,398)	(1,492,398)
Goodwill	337,557,061	(31,683,614)	1,492,398	307,365,845

Total Cash Consideration	$698,107,014	$—	$43,886	$698,150,900
(1) - The Company used the prepaid service agreement costs to offset payments due to the Seller in the quarter ended , December 31, 2013.

The following unaudited pro forma condensed consolidated statement of income for twelve month periods ended December 31, and 2012 include pro-forma adjustments to reflect the effect of the acquisition as if it had occurred on January 1, 2013. This unaudited pro forma consolidated statement of income is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on January 1, 2013 or that may be attained in the future.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
Twelve Months Ended December 31,
	2013	2012
Net Sales	$1,271,320	$1,216,009
Net Income	253,678	205,023

Managements preliminarily allocation of fair values to the identifiable intangible assets was completed through a combination of the relief from royalty and the excess earnings methods.The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made as of December 31, 2013. Throughout the fourth quarter of 2013 the Company has worked with valuation specialists in verifying data and information related to the valuation and recording of identifiable intangible assets, net working capital,and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the first quarter of 2014.

(11)	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. On September 27, 2013, the Company recorded Goodwill of $337.6 million detailed further in Note 10. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from refinement of the purchase accounting estimates, based on updated valuations of tangible and intangible

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)	GOODWILL AND INTANGIBLE ASSETS, continued

assets acquired as part of the HomeLink® acquisition. The amount of Goodwill that is expected to be deductible for tax purposes is $307.4 million. The following table shows the carrying value of Goodwill as of December 31, 2012 and December 31, 2013.

Carrying Amount
Balance as of December 31, 2012	$—
Acquisitions	307,365,845
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2013	$307,365,845

The Intangible assets and related change in carrying values are shown below as of December 31, 2013. Please see Note 10 for a reconciliation of preliminary asset valuations as of September 30, 2013 and related adjustments to intangible asset values as of December 31, 2013:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(3,750,000)	$176,250,000	12 years
Existing Customer Platforms	43,000,000	(1,075,000)	$41,925,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(4,825,000)	$366,175,000

The HomeLink® Trade Name and Trademarks were valued utilizing the relief from royalty valuation method, which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee discounted utilizing market participants weighted average cost of capital. The royalty rate utilized in the analysis was a combination of the historical royalty rate that was paid by the Company to the Seller for the right to use the HomeLink® name in the market and the manufacturing of products using HomeLink® propietary technology, as well as other market transactions within the industry. Further, the royalty rate made considerations for factors such as age, market competition, absolute and relative profitability, market share and prevailing rates from similar assets. The discount rate applied was based on the weighted average cost of capital.

The HomeLink® Technology and the Existing Customer Platform assets were valued using forms of the multi-period excess earnings valuation method which estimates future revenues and cash flows derived from the technology, and then subsequently deducts portions of future cash flow that is supported by other intangibles and fixed assets. The resulting cash flows are discounted using a weighted average cost of capital.

The Exclusive Licensing Agreement asset was valued based on a "with or without" valuation methodology. This method compares the Company's estimated future cash flow projections with the exclusive agreement compared to those same cash flows without that exclusive license agreement.

As the valuation methodologies for the aforementioned intangible assets utilize unobservable inputs, the Company considers the estimated fair value of the assets to be a level 3 measurement in the fair value hierarchy.

The identified intangible asset lives range from 10 years to indefinite. Accumulated amortization on patents and intangible assets was approximately $13.4 million and $6.1 million at December 31, 2013 and 2012, respectively. At December 31, 2013, patents had a weighted average amortization life of 11 years. Amortization expense was approximately $7.9 million, $1.7 million, and $1.1 million in 2013, 2012 and 2011, respectively. Excluding the impact of any future acquisitions and any subsequent changes to the updated purchase price allocation, the Company anticipates amortization expense for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018 to be approximately $22 million annually.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1
Asset Purchase Agreement by and between Johnson Controls, Inc. and Gentex Corporation was filed as exhibit 2.1 to Registrant's Report on Form 8-K filed July 24, 2013, and the same is hereby incorporated herein by reference.

3.1
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

3.2
Registrant’s Bylaws as amended and restated February 27, 2003, was filed as Exhibit 3(b)(1) to Registrant’s report on Form 10-Q dated May 5, 2003, and an Amendment to Registrant’s Bylaws adopted as of February 16, 2012 was filed as Exhibit 3(b)(ii) to Registrant’s Form 8-K dated February 21, 2012 and the same is hereby incorporated herein by reference.

4.1
A specimen form of certificate for the Registrant’s common stock, par value $.06 per share, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 3(a), as amended by Amendment No. 3 to such Registration Statement, and the same is hereby incorporated herein by reference.

10.1	A Lease, dated August 15, 1981, was filed as part of a Registration Statement (Registration Number 2-74226C) as Exhibit 9(a)(1), and the same is hereby incorporated herein by reference.

10.2	A First Amendment to Lease, dated June 28, 1985, was filed as Exhibit 10(m) to Registrant’s Report on Form 10-K dated March 18, 1986, and the same is hereby incorporated herein by reference.

*10.3
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

*10.4
Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004 and as amended March 4, 2005), was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10.5	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10.6
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to the Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10.7
Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10.8
Gentex Corporation 2002 Non-employee Director Stock Option Plan (adopted March 6, 2002) was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated April 30, 2002, and the same is hereby incorporated herein by reference.

*10.9
Specimen form of Grant Agreement for the Gentex Corporation 2002 Non-Employee Director Stock Option Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(6) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10.10
Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan (effective February 16, 2012 and approved by the shareholders on May 17, 2012), was filed as Exhibit 10(b)(10) to Registrant's Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference.

*10.11
Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, was filed as Exhibit 10(b)(11) to Registrant's Report on Form 10-Q dated August 2, 2012, and the same is incorporated herein by reference

10.12
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

*10.13
Separation from Service Agreement between Gentex Corporation and Steve Dykman was filed as Exhibit 10.1 to Registrant’s Report on Form 8-K dated July 2, 2013, and the same is incorporated herein by reference.

10.14
Credit Agreement, dated September 27, 2013, by and between the Company, the Agent, the Syndication Agent, the Arranger,and the lenders thereto was filed as exhibit 10.1 to Registrant's Report on Form 8-K filed October 3, 2013, and the same is hereby incorporated herein by reference.

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Indicates a compensatory plan or arrangement.