Form 10-Q
period 2014-03-31
GENTEX CORP
filed 2014-05-07
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 23, 2014
Common Stock, $.06 Par Value	145,909,992

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2014
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013

	March 31, 2014 (Unaudited)	December 31, 2013 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$374,688,291	$309,591,724
Accounts receivable, net	171,337,311	143,046,590
Inventories	128,349,467	120,074,164
Prepaid expenses and other	29,225,906	28,473,764
Total current assets	703,600,975	601,186,242

PLANT AND EQUIPMENT—NET	358,920,465	357,021,225

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	108,967,579	107,005,522
Intangible Assets, net	361,350,000	366,175,000
Patents and other assets, net	24,848,059	25,334,600
Total other assets	802,531,483	805,880,967

Total assets	$1,865,052,923	$1,764,088,434

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$64,399,679	$56,510,321
Accrued liabilities	102,721,345	63,470,093
Total current liabilities	167,121,024	119,980,414

LONG TERM DEBT	263,750,000	265,625,000

DEFERRED INCOME TAXES	49,258,818	50,879,337

TOTAL LIABILITIES	480,129,842	436,484,751

SHAREHOLDERS’ INVESTMENT
Common stock	8,754,600	8,734,681
Additional paid-in capital	490,518,149	478,865,778
Retained earnings	866,166,533	818,027,861
Accumulated other comprehensive income	19,483,799	21,975,363
Total shareholders’ investment	1,384,923,081	1,327,603,683
Total liabilities and shareholders’ investment	$1,865,052,923	$1,764,088,434

Note: The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
NET SALES	$335,739,344	$269,498,969

COST OF GOODS SOLD	204,440,537	176,035,466
Gross profit	131,298,807	93,463,503

OPERATING EXPENSES:
Engineering, research and development	20,489,227	18,683,576
Selling, general & administrative	13,632,034	10,926,288
Total operating expenses	34,121,261	29,609,864

Income from operations	97,177,546	63,853,639

OTHER INCOME
Investment income	325,158	495,413
Other, net	4,189,386	1,404,860
Total other income	4,514,544	1,900,273

Income before provision for income taxes	101,692,090	65,753,912

PROVISION FOR INCOME TAXES	33,126,019	20,323,345

NET INCOME	$68,566,071	$45,430,567

EARNINGS PER SHARE:
Basic	$0.47	$0.32
Diluted	$0.47	$0.32

Cash Dividends Declared per Share	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
Net Income	$68,566,071	$45,430,567

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(91,250)	(601,749)
Unrealized gains (losses) on available-for sales securities, net	(3,692,791)	9,194,861

Other comprehensive income, before tax	(3,784,041)	8,593,112

Provision (Benefit) for income taxes related to components of other comprehensive income	(1,292,477)	3,218,201

Other comprehensive income, net of tax	(2,491,564)	5,374,911

Comprehensive Income	$66,074,507	$50,805,478

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,566,071	$45,430,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,825,402	13,805,949
Gain on disposal of assets	(54,520)	—
Loss on disposal of assets	218,409	1,495,536
Gain on sale of investments	(5,049,229)	—
Loss on sale of investments	25,808	(2,822,207)
Deferred income taxes	(1,614,318)	(2,180,428)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,742,080	3,850,063
Excess tax benefits from stock-based compensation	(702,580)	(341,225)
Change in operating assets and liabilities:
Accounts receivable, net	(28,290,721)	(12,347,433)
Inventories	(8,275,303)	29,860,576
Prepaid expenses and other	534,133	133,880
Accounts payable	7,889,358	(10,198,080)
Accrued liabilities, excluding dividends declared	39,907,356	30,735,336
Net cash provided by operating activities	97,721,946	97,422,534

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	23,856,516	10,627,243
Maturities and calls	—	3,000,000
Purchases	(24,487,944)	(33,136,682)
Plant and equipment additions	(16,417,890)	(12,674,970)
Proceeds from sale of plant and equipment	35,005	9,500
(Increase) decrease in other assets	(285,354)	(706,899)
Net cash used for investing activities	(17,299,667)	(32,881,808)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(1,875,000)	—
Issuance of common stock from stock plan transactions	6,227,631	6,592,272
Cash dividends paid	(20,380,923)	(18,599,926)
Excess tax benefits from stock-based compensation	702,580	341,225
Net cash used for financing activities	(15,325,712)	(11,666,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,096,567	52,874,297

CASH AND CASH EQUIVALENTS, beginning of period	309,591,724	389,678,664

CASH AND CASH EQUIVALENTS, end of period	$374,688,291	$442,552,961

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of operations and cash flows for the interim periods presented.

(2)	Business Combinations

On September 27, 2013, the Company completed the acquisition of certain assets and liabilities of Johnson Controls, Inc. (the “Seller”) related to the Seller’s wireless vehicle/home communication HomeLink® business. Prior to the acquisition, the Seller supplied HomeLink® products and was a licensor of HomeLink® to the Company, which allowed for incorporation into the Company’s rearview mirror products, that are installed in automobiles. The aggregate purchase price paid at the closing was approximately $700 million, subject to adjustments as provided in the Asset Purchase Agreement. The Company funded the transaction using a combination of cash on hand of approximately $423 million and debt financing. The Company’s debt financing included net proceeds from the Company’s new Credit Agreement as described in Note 10.

The HomeLink® acquisition was done to secure the Company’s current customers and product offerings in HomeLink® mirrors and to enable and expand its capabilities beyond the mirror. Even prior to the acquisition the Company offered HomeLink® mirrors as part of its existing product portfolio. HomeLink® mirror products have been sold by the Company in the marketplace for over 10 years, where the Company was previously a licensee of the technology. The Company continues to believe that there are certain synergies the Company can capitalize on as a result of the acquisition. There is significant value in the HomeLink® brand, including consumer awareness when shopping for new automobiles equipped with the feature. The acquisition enables the Company to continue its long history of development and growth of the HomeLink® mirror based products, as well as to add HomeLink® products that are not based in the mirror. The Company believes it will be able to apply its expertise in electronics manufacturing to enhance even further the quality and reliability of the HomeLink® products.

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results for the Business are included in the Automotive Products segment from the date of acquisition, consistent with the Company's treatment of other features.

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

The below table shows the preliminary allocation of the purchase price as of September 30, 2013, the subsequent adjustments to the preliminary allocation that were made prior to December 31, 2013. There were no adjustments to the preliminary allocation the in the first quarter 2014, accordingly we believe the allocation of the purchase price was final as of March 31, 2014, which was within the allowable measurement period.

Net Assets Acquired	Fair Value as of September 30, 2013	Fair Value Adjustments	Other Adj	Fair Value as of March 31, 2014

Prepaid Service Agreement Costs (1)	$3,383,000	$—	$(3,383,000)	$—
Personal Property	4,430,986	3,683,614	—	8,114,600
Real Property	1,060,000	—	—	1,060,000
HomeLink® Trade Names and Trademarks	47,000,000	5,000,000	—	52,000,000
HomeLink®Technology	166,000,000	14,000,000	—	180,000,000
Existing Customer Platforms	43,000,000	—	—	43,000,000
Exclusive Licensing Agreement	87,000,000	9,000,000	—	96,000,000

Accounts Receivable	7,719,302	—	3,400,145	11,119,447
Net Customer Tooling	956,665	—	26,741	983,406

Fair Value of Acquired Assets	360,549,953	31,683,614	43,886	392,277,453

Other adjustments	—	—	(1,492,398)	(1,492,398)
Goodwill	337,557,061	(31,683,614)	1,492,398	307,365,845

Total Cash Consideration	$698,107,014	$—	$43,886	$698,150,900
(1) - The Company used the prepaid service agreement costs to offset payments due to the Seller in the quarter ended, December 31, 2013.

Managements allocation of fair values to the identifiable intangible assets was completed through a combination of the relief from royalty and the excess earnings methods. The allocation of the purchase price was based upon valuation information available and estimates and assumptions made as of March 31, 2014. From the acquisition date throughout the first quarter of 2014 the Company worked with valuation specialists in verifying data and information related to the valuation and recording of identifiable intangible assets, net working capital, and the resulting effects on the amount of recorded goodwill.

(3)	Adoption of New Accounting Standards

No new accounting standards have been issued during 2014, with an effective date in or after fiscal year 2014, that is expected to have a significant impact on the Company’s consolidated financial statements.

(4)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. On September 27, 2013, the Company recorded Goodwill of $337.6 million detailed further in Note 2. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from refinement of the purchase accounting estimates, based on updated valuations of tangible and intangible assets acquired as part of the HomeLink® acquisition. As previously noted, the Company finalized the purchase accounting estimates and there were no further adjustments after December 31, 2013 . The amount of Goodwill that is expected to be deductible for tax purposes is $307.4 million. The following table shows the carrying value of Goodwill as of December 31, 2013 and March 31, 2014.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Amount
Balance as of December 31, 2013	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of March 31, 2014	$307,365,845

The Intangible assets as of March 31, 2014 consist of the following:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(7,500,000)	172,500,000	12 years
Existing Customer Platforms	43,000,000	(2,150,000)	40,850,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(9,650,000)	$361,350,000

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

The Exclusive Licensing Agreement (entered into in the ordinary course of business) asset was valued based on a "with or without" valuation methodology. This method compares the Company's estimated future cash flow projections with the exclusive agreement compared to those same cash flows without that exclusive license agreement.

As the valuation methodologies for the aforementioned intangible assets utilize unobservable inputs, the Company considers the estimated fair value of the assets to be a level 3 measurement in the fair value hierarchy.

Amortization expense on patents and intangible assets was $5.5 million and $0.8 million respectively during the three month period ended March 31, 2014 and March 31, 2013, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018 to be approximately $22 million annually.

No impairment indicators arose during the three months ended March 31, 2014 which would give reason for an interim test to be performed on goodwill or intangible assets. Inherent in the calculation of the fair value of goodwill and indefinite-lived intangible assets are various estimates. Future cash flow estimates are, by their

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing estimates of future cash flows are not met, the Company may have to record impairment charges in future accounting periods.

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
Assets or liabilities that have recurring measurements are shown below as of March 31, 2014, and December 31, 2013:

As of March 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$374,688,291	$374,688,291		$—
Long-Term Investments:
Common Stocks	34,131,093	34,131,093	—	—
Mutual Funds – Equity	74,836,486	74,836,486	—	—
Total	$483,655,870	$483,655,870	$—	$—
As of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$309,591,724	$309,591,724	$—	$—
Long-Term Investments:
Common Stocks	33,282,439	33,282,439	—	—
Mutual Funds – Equity	73,723,083	73,723,083	—	—
Total	$416,597,246	$416,597,246	$—	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2014, and December 31, 2013:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)     Investments (continued)

As of March 31, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Long-Term Investments:
Common Stocks	$24,232,617	$10,024,316	$(125,840)	$34,131,093
Mutual Funds – Equity	58,477,844	16,580,719	(222,077)	74,836,486
Total	$82,710,461	$26,605,035	$(347,917)	$108,967,579

As of December 31, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Long-Term Investments:
Common Stocks	22,799,035	10,532,007	(48,603)	33,282,439
Mutual Funds – Equity	54,256,577	19,466,506	—	73,723,083
Total	$77,055,612	$29,998,513	$(48,603)	$107,005,522

Unrealized losses on investments as of March 31, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$347,917	$8,715,289
Unrealized losses on investments as of December 31, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$48,603	$1,886,080
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at March 31, 2014.

(6)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2014	December 31, 2013
Raw materials	$80,959,971	$75,081,810
Work-in-process	21,871,552	21,409,976
Finished goods	25,517,944	23,582,378
Total Inventory	$128,349,467	$120,074,164

(7)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended March 31,
	2014	2013
Numerators:
Numerator for both basic and diluted EPS, net income	$68,566,071	$45,430,567
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	144,918,406	142,534,655
Potentially dilutive shares resulting from stock plans	1,800,101	540,810
Denominator for diluted EPS	146,718,507	143,075,465

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	594,415	5,034,165

(8)	Stock-Based Compensation Plans
At March 31, 2014, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan, one of which is subject to shareholder approval at the Company's 2014 Annual Shareholders Meeting. The other three plans have already been approved by shareholders (with an amendment to the Non-employee Director Stock Option Plan also up for vote by the shareholders at the Company's 2014 Annual Shareholders Meeting). Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2013, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,009,346 for the first quarter ended March 31, 2014. Compensation cost capitalized as part of inventory as of March 31, 2014, was $239,959.
Employee Stock Option Plan
In February 2014, the Company adopted a new plan covering 12,000,000 shares of common stock, replacing a prior plan. This plan is subject to shareholder approval at the Company's 2014 Annual Meeting of Shareholders in May 2014. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and technical personnel and as a means for retaining certain employees of the Company and allow them to purchase shares of common stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Company.
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2014	2013
Dividend Yield (1)	2.33%	2.77%
Expected volatility (2)	40.36%	46.13%
Risk-free interest rate (3)	1.74%	0.77%
Expected term of options (years) (4)	3.95	4.02
Weighted-avg. grant date fair value	$8.54	$5.98
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

Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after two to seven years. As of March 31, 2014, there was $25,136,376 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan
As of March 31, 2014, there was $0 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 84,000 shares under the director plan through March 31, 2014. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan
In 2013, the 2013 Gentex Corporation Employee Stock Purchase Plan covering 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

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

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2014, the Company had unearned stock-based compensation of $9,808,075 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2014 was $732,734.

(9)	Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income by component: (All amounts shown are net of tax).

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For Three Months Ended March 31,
	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$2,507,922	$2,458,933
Other Comprehensive income before reclassifications	(91,250)	(601,749)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period change	(91,250)	(601,749)
Balance at end of period	2,416,672	1,857,184
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	19,467,441	15,111,778
Other Comprehensive income before reclassifications	864,910	7,811,095
Amounts reclassified from accumulated other comprehensive income	(3,265,224)	(1,834,435)
Net current-period change	(2,400,314)	5,976,660
Balance at end of period	17,067,127	21,088,438

Accumulated other comprehensive income, end of period	$19,483,799	$22,945,622

The following table presents details of reclassifications out of other comprehensive income for the three months ended March 31, 2014 and 2013.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	For the Three Months ended March 31,
	2014	2013
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$5,023,421	$2,822,207	Other, net
Provision for Income Taxes	(1,758,197)	(987,772)	Provision for Income Taxes
Total reclassifications for the period	$3,265,224	$1,834,435	Net of tax

(10)	Debt and Financing Arrangements

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The interest rates per annum applicable to loans, other than swing loans, under the Credit Agreement will be, at the Company’s option and subject to certain conditions, equal to either a base rate or a LIBOR rate for one, two, three or six-month interest periods chosen by the Company, plus an applicable margin percentage. The base rate will be the highest of; (i) the federal funds rate plus 0.50%; (ii) the agent’s prime rate or; (iii) the LIBOR rate plus 1.00%. The LIBOR rate will be equal to the London interbank offered rates for U.S. Dollars quoted by Bloomberg or the appropriate successor, divided by a number equal to 1 minus the maximum percentage in effect on such day for determining reserve requirements, as prescribed by the Board of Governors of the Federal Reserve System. The applicable margin percentage is based on the leverage ratio of the Company. The range of the applicable margin percentage is 1.00% per annum to 1.75% per annum in the case of the LIBOR rate and 0.00% per annum to 0.75% per annum in the case of the base rate.

As of March 31, 2014, the Company is borrowing funds using the one month LIBOR option, and based on the Company's leverage ratio as of March 31, 2014, the interest rate on it's borrowings is equal to 1.16%.

A one percent increase in the Company's borrowing rate, would increase interest expense paid by the Company on it's borrowings by approximately $2.7 million dollars on an annual basis, based on loan balances as of March 31,2014.

The Revolving Facility expires and the Term Loan matures on September 27, 2018.

The Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem or repurchase subordinated debt; (iii) sell or otherwise transfer or dispose of certain assets; (iv) make certain investments; (v) incur or suffer to exists liens securing indebtedness; (vi) dissolve, liquidate, consolidate, merge or wind-up its affairs; (vii) engage in certain transactions with affiliates; or (viii) make certain other negative pledges. In addition, the Credit Agreement contains financial covenants that limit capital expenditures in any fiscal year and that measure; (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense. The Credit Agreement also includes customary events of default.

In connection with the HomeLink® acquisition completed on September 27, 2013, the Company borrowed $275 million related to the Credit Agreement, ($125 million under the revolving facility and $150 million on the term loan). During the quarter ended March 31, 2014, the Company made a partial repayment of $1.9 million, plus accrued interest, on the Term Loan, and accrued interest on the Revolving facility. The Company used cash and cash equivalents to fund the payment. As of March 31, 2014, the Company had availability of $25 million under the Credit Agreement (not including additional aggregate principal amounts which can be requested).

Cash paid for interest expenses for three months ended March 31, 2014, which were netted within the "Other, net" section of the income statement were $0.9 million. There was no cash paid for interest expenses for the three months ended March 31, 2013.

As of March 31, 2014, the Company was in compliance with its covenants under the Credit Agreement.

(11)	Equity

The increase in common stock during the three months ended March 31, 2014, was primarily due to the issuance of 331,969 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company recorded a cash dividend of $0.14 per share and $20.4 million, which was declared on March 10, 2014, and was paid on April 21, 2014.

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

The Company develops and manufactures electro-optic products, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; and HomeLink, the vehicle-based control system that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates, and other radio frequency convenience products. The Company also develops and manufactures variably dimmable windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended March 31,
	2014	2013
Revenue:
Automotive Products	$326,364,107	$262,967,500
Other	9,375,237	6,531,469
Total	$335,739,344	$269,498,969
Income from operations:
Automotive Products	$93,444,468	$62,661,434
Other	3,733,078	1,192,205
Total	$97,177,546	$63,853,639

(14)    Income Taxes

The effective tax rate was 32.6% in the first quarter of 2014 compared to 30.9% for same period of 2013. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate is primarily due a reduction in benefits associated with expired Research & Development tax credits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS:

FIRST QUARTER 2014 VERSUS FIRST QUARTER 2013

Net Sales. Net sales for the first quarter of 2014 increased by $66.2 million or 25% when compared with the first quarter of 2013.
Automotive net sales for the first quarter of 2014 increased 24% to $326.3 million, compared with automotive net sales of $263 million in the first quarter of 2013, driven by a 13% increase in automotive mirror unit shipments and the addition of HomeLink. North American automotive mirror unit shipments in the first quarter of 2014 decreased 1% to 2.5 million units compared with the first quarter of 2013, primarily due to year-over-year declines in the Company's RCD mirror unit shipments. International automotive mirror unit shipments in the first quarter of 2014 increased 23% compared with the first quarter of 2013 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. Mirror unit shipments also grew due to light vehicle production increases of 5% in Europe and 9% in the Japan/Korea region compared with the same quarter last year.

The below table represents the Company's auto dimming mirror unit shipments for the three months ended March 31, 2014 and 2013. (in thousands)

	Three Months Ended March 31,
	2014	2013	% Change
North American Interior Mirrors	1,975	2,032	(3)%
North American Exterior Mirrors	536	510	5%
Total North American Mirror Units	2,511	2,542	(1)%
International Interior Mirrors	3,263	2,645	23%
International Exterior Mirrors	1,350	1,117	21%
Total International Mirror Units	4,613	3,762	23%
Total Interior Mirrors	5,238	4,677	12%
Total Exterior Mirrors	1,886	1,627	16%
Total Auto-Dimming Mirror Units	7,124	6,304	13%

Other net sales, which include fire protection products and dimmable aircraft windows, were $9.4 million in the first quarter of 2014, up 44% compared with $6.5 million in the first quarter of 2013 primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.9% for the first quarter of 2014 versus 65.3% in the same quarter of last year, primarily due to the impact of the HomeLink acquisition, improvements in product mix, purchasing cost reductions and the Company's ability to leverage it's fixed overhead costs, which were partially offset by annual customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold as a percentage of net sales by approximately 100 - 150 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the first quarter of 2014 increased 10% or $1.8 million when compared with the first quarter of 2013, primarily due to increased staffing levels. Selling, general and administrative (S, G & A) expenses increased 25% or $2.7 million for the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased amortization expense related to the HomeLink® acquisition. S,G&A expenses were 4.1% of net sales in the first quarter of 2014.

Total Other Income & Expense. Total other income for the first quarter of 2014 increased by $2.6 million when compared with the first quarter of 2013, primarily due to increased realized gains on the sale of equity investments, partially offset by interest expense of $0.9 million.
Taxes. The effective tax rate was 32.6% in the first quarter of 2014 compared to 30.9% for same period of 2013. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate is primarily due to a reduction in benefits associated with expired Research & Development tax credits.
Net Income. Net income for the first quarter of 2014 increased by $23.1 million or 51% when compared with the first quarter of 2013, primarily due to increases in sales and operating margin.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2014 was $374.7 million, which increased approximately $65.1 million compared to $309.6 million as of December 31, 2013. The increase was primarily due to cash flow from operations.
Accounts receivable as of March 31, 2014 increased approximately $28.3 million compared to December 31, 2013, primarily due to the higher sequential sales level as well as timing of sales within the quarter.
Inventories as of March 31, 2014 increased approximately $8.3 million when compared to December 31, 2013, primarily due to increases in raw materials inventory.
Long-term investments as of March 31, 2014 increased approximately $2.0 million compared to December 31, 2013, due to increases in unrealized gains in equity investments, partially offset by realized gains on sales of equity investments that were not re-deployed.
Accrued liabilities as of March 31, 2014 increased approximately $39.3 million compared to December 31, 2013, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of March 31, 2014 decreased by $1.9 million compared to December 31, 2013, due to the Company's principal repayment on it's term loan, further explained in Note 10 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the three months ended March 31, 2014, increased $0.3 million to $97.7 million, compared with $97.4 million, during the same quarter last year, primarily due to increases in net income, partially offset by changes in working capital.
Capital expenditures for the three months ended March 31, 2014, were approximately $16.4 million, compared with approximately $12.7 million for the same period last year, primarily due to production equipment purchases .
The Company currently estimates that it has building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based on current product mix.
The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, the Company continues to evaluate longer-term facility needs to support demand for its products and has historically expanded facility capacity on a step-function basis to accommodate its needs for several years.
Management considers the Company’s current working capital and long-term investments, as well as the debt financing arrangement (not withstanding its prohibitions on incurring additional indebtedness), discussed further in Note 10 to the Unaudited Condensed Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	March 31, 2014	December 31, 2013
Working Capital	$536,479,951	$481,205,828
Long Term Investments	108,967,579	107,005,522
Total	$645,447,530	$588,211,350

The Company has a share repurchase plan under which it may purchase up to 4,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company did not repurchase any shares in the three months ended March 31, 2014.
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
4,000,000 shares remain authorized to be repurchased under the plan as of March 31, 2014.

BUSINESS UPDATE

As previously announced, the Company completed the acquisition of HomeLink on September 27th 2013. The integration of HomeLink remains a major priority for the Company in 2014. The integrations continues to run in line with, to slightly ahead of, the Company’s original projections. The Company is encouraged by customer approvals received, the manufacturing transition to production at the Company's U.S. based facilities, integration of suppliers and compatibility partners, order processing, logistics, the sourcing of new business awards, and perhaps most importantly, new product development. HomeLink V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides us with a technology platform for both integration into our rearview mirrors and expansion of our product line with electronic modules outside the mirror in other areas of the vehicle interior. HomeLink is the market leader in the interface of vehicle to the home, and the Company looks forward to new product announcements in the future.

The Company is in the development and launch of new technology in all product areas which include: inside and outside mirrors with frameless and curved glass applications, advanced mirror features including HomeLink, compass, interior lighting, microphones, telematics, SmartBeam and driver assist camera systems, and HomeLink electronic modules in other areas of the vehicle. The Company has been awarded business contracts with various automotive OEM's for this new technology extending to and beyond 2020.

The Company does continue to experience significant pricing pressure from its automotive customers and competitors which will continue to affect its profit margins. This challenge requires the Company to work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

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

The automotive industry continues to be cyclical and highly impacted by levels of economic activity, and the current economic environment while improving, continues to be uncertain. This challenge stresses the Company with volatile customer orders, automaker plant shutdowns, supplier material cost fluctuation, supplier part shortages, and consumer vehicle feature preference changes (to vehicles where the Company has lower penetration). Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products.

The uncertain economic environment can also affect the automotive industry in the sale or bankruptcy of customer businesses. Should any of the Company's customers, including Tier 1 suppliers, sell their business or declare bankruptcy, it could adversely affect the collection of receivables, product planning and business with that customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including costs for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in the Company's products. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that it will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if it determines that certain of its products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

On March 31, 2014, the National Highway Traffic Safety Administration issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA ruling, as is indicated from the percentage of U.S. vehicles already having a solution, does not currently indicate an immediate opportunity for new RCD mirror applications for the Company. Customer opportunities may exist by the time the 100% requirement is in place, but no new material guidance is available from the Company at this time. The Company’s rear camera display mirror application meets all the technical requirements of the NHTSA ruling when installed in a vehicle and appropriately paired with an OEM specified camera. The Company has previously reported that in anticipation of the NHTSA ruling requiring rearview video systems, four of its customers had implemented standard equipment rear video display in the radio in place of the Company's RCD mirror option, and that the Company would experience those lost U.S. applications beginning in 2013 and continuing throughout calendar 2014. Actual RCD unit shipments for calendar year 2013 decreased 21% as a result, and the Company currently expects a similar decline in unit shipments in 2014.

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

Requests to NHTSA for cameras and video displays to replace automotive rearview mirrors has for many years been a consideration in regulatory discussion and specification development. Mirrors are the primary safety function for rear vision in automotive today. Challenges to replacing rearview mirrors with cameras include viewing area, depth perception, cleanliness of the camera lens in all weather conditions, and the fundamental issue of what does the driver do if the camera fails due to electrical or interference issues.
The Company designs and manufactures both rearview mirrors and CMOS imager cameras and video displays and has been shipping these products for many years. The Company has recognized the future potential for these technologies, and continues to be an active participant in the development of products that would continue to put the Company in a position to become a market leader in this area.

The Company previously announced that it was providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft as well as the Beechcraft King Air 350i aircraft. The Company continued to ship parts for the Boeing 787 Dreamliner Series of Aircraft and the King Air 350i airplane in relatively low volume. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and in other parts of the vehicle with its newly acquired HomeLink portfolio. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK:

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS April forecast for light vehicle production for the second quarter of 2014 are 4.32 million units for North America, 5.12 million units for Europe, and 3.14 million units for Japan and Korea. The IHS April forecast for light vehicle production for calendar year 2014 are 16.8 million units for North America, 19.6 million units for Europe, and 12.9 million units for Japan and Korea.

Based on the IHS April 2014 forecast for the second quarter of 2014, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix including HomeLink products, and the Company's 12-week customer release schedule, the Company estimates that net sales in the second quarter of 2014 will increase 15 - 20% compared with the second quarter of 2013.

The Company also estimates gross profit margin for the second quarter of 2014 to be in the range of 39% - 39.5%, based on the April 2014 IHS production forecast and current forecasted product mix.

E,R&D expense in the second quarter of 2014 is estimated to increase 10% - 15% compared with E, R&D in the second quarter of 2013, primarily due to the increased staffing levels that have occurred throughout calendar 2013 and into 2014, which continue to support growth and development of existing business as well as personnel additions that were part of the HomeLink acquisition.

S, G&A expense in the second quarter of 2014 is estimated to increase 10% - 15% compared with S, G&A in the second quarter of 2013, primarily due to increased amortization of the HomeLink acquired assets as well as personnel additions that were part of the HomeLink acquisition. This estimate is based on stable foreign exchange rates.

The Company continues to estimate that capital expenditures for 2014 will be approximately $75 - $85 million.

The Company continues to estimate that depreciation and amortization expense for the full year to be in the range of $80 - $85 million.

CRITICAL ACCOUNTING POLICIES:
The preparation of the Company’s consolidated condensed financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and/or on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Historically, actual results have not been materially different from the Company’s estimates. However, actual results may differ from these estimates under different assumptions or conditions (see in particular Goodwill and Intangible assets below).
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2014, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2013, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2013, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 6.	Exhibits

See Exhibit Index on Page 26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 7, 2014	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 7, 2014	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	May 7, 2014	/s/ Kevin C. Nash
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