Form 10-Q
period 2014-06-30
GENTEX CORP
filed 2014-08-07
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 24, 2014
Common Stock, $.06 Par Value	146,207,067

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2014
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013

	June 30, 2014 (Unaudited)	December 31, 2013 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$391,650,469	$309,591,724
Accounts receivable, net	178,281,000	143,046,590
Inventories	125,211,874	120,074,164
Prepaid expenses and other	38,564,835	28,473,764
Total current assets	733,708,178	601,186,242

PLANT AND EQUIPMENT—NET	358,316,077	357,021,225

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	109,797,786	107,005,522
Intangible Assets, net	356,525,000	366,175,000
Patents and other assets, net	24,321,193	25,334,600
Total other assets	798,009,824	805,880,967
Total assets	$1,890,034,079	$1,764,088,434

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$55,820,675	$56,510,321
Accrued liabilities	72,992,648	63,470,093
Total current liabilities	128,813,323	119,980,414

LONG TERM DEBT	261,875,000	265,625,000

DEFERRED INCOME TAXES	51,607,443	50,879,337

TOTAL LIABILITIES	442,295,766	436,484,751

SHAREHOLDERS’ INVESTMENT
Common stock	8,775,424	8,734,681
Additional paid-in capital	501,953,007	478,865,778
Retained earnings	919,492,148	818,027,861
Accumulated other comprehensive income	17,517,734	21,975,363
Total shareholders’ investment	1,447,738,313	1,327,603,683
Total liabilities and shareholders’ investment	$1,890,034,079	$1,764,088,434

Note: The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$338,436,964	$286,973,898	$674,176,308	$556,472,867

COST OF GOODS SOLD	204,144,736	184,361,279	408,585,273	360,396,745
Gross profit	134,292,228	102,612,619	265,591,035	196,076,122

OPERATING EXPENSES:
Engineering, research and development	20,234,074	18,864,182	40,723,301	37,547,758
Selling, general & administrative	14,222,716	12,152,166	27,854,750	23,078,454
Total operating expenses	34,456,790	31,016,348	68,578,051	60,626,212

Income from operations	99,835,438	71,596,271	197,012,984	135,449,910

OTHER INCOME
Investment income	398,005	625,717	723,163	1,121,130
Other, net	5,388,560	4,906,951	9,577,946	6,311,811
Total other income	5,786,565	5,532,668	10,301,109	7,432,941

Income before provision for income taxes	105,622,003	77,128,939	207,314,093	142,882,851

PROVISION FOR INCOME TAXES	28,895,257	25,031,542	62,021,276	45,354,887

NET INCOME	$76,726,746	$52,097,397	$145,292,817	$97,527,964

EARNINGS PER SHARE:
Basic	$0.53	$0.36	$1.00	$0.68
Diluted	$0.52	$0.36	$0.99	$0.68

Cash Dividends Declared per Share	$0.16	$0.14	$0.30	$0.28

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$76,726,746	$52,097,397	$145,292,817	$97,527,964

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(241,489)	229,115	(332,739)	(372,634)
Unrealized gains (losses) on available-for sales securities, net	(2,653,194)	(3,674,340)	(6,345,985)	5,520,521

Other comprehensive income (loss), before tax	(2,894,683)	(3,445,225)	(6,678,724)	5,147,887

Provision (Benefit) for income taxes related to components of other comprehensive income	(928,618)	(1,286,019)	(2,221,095)	1,932,182

Other comprehensive income, net of tax	(1,966,065)	(2,159,206)	(4,457,629)	3,215,705

Comprehensive Income	$74,760,681	$49,938,191	$140,835,188	$100,743,669

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,292,817	$97,527,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,592,545	27,566,632
Gain on disposal of assets	(35,000)	—
Loss on disposal of assets	374,925	2,010,463
Gain on sale of investments	(12,213,259)	(8,567,087)
Loss on sale of investments	647,520	714,756
Deferred income taxes	667,802	(3,024,452)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,147,262	8,077,955
Excess tax benefits from stock-based compensation	(1,403,740)	(1,495,850)
Change in operating assets and liabilities:
Accounts receivable, net	(35,234,410)	(10,607,330)
Inventories	(5,137,710)	43,928,296
Prepaid expenses and other	(7,809,607)	329,541
Accounts payable	(689,646)	589,628
Accrued liabilities, excluding dividends declared	7,906,087	15,235,030
Net cash provided by operating activities	142,105,586	172,285,546

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	55,370,528	31,899,490
Maturities and calls	—	6,250,000
Purchases	(52,943,104)	(51,633,929)
Plant and equipment additions	(30,248,002)	(24,067,012)
Proceeds from sale of plant and equipment	35,005	15,510
(Increase) decrease in other assets	(683,656)	(531,456)
Net cash used for investing activities	(28,469,229)	(38,067,397)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(3,750,000)	—
Issuance of common stock from stock plan transactions	11,576,970	16,030,793
Cash dividends paid	(40,808,322)	(38,701,691)
Excess tax benefits from stock-based compensation	1,403,740	1,495,850
Net cash used for financing activities	(31,577,612)	(21,175,048)

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,058,745	113,043,101

CASH AND CASH EQUIVALENTS, beginning of period	309,591,724	389,678,664

CASH AND CASH EQUIVALENTS, end of period	$391,650,469	$502,721,765

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of operations and cash flows for the interim periods presented.

(2)	Adoption of New Accounting Standards

In May 2014 the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard will be effective for public entities for annual and interim periods beginning after December 15, 2016.

Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Entities electing the full retrospective adoption will apply the standard to each period presented in the financial statements. This means that entities will have to apply the new guidance as if it had been in effect since the inception of all its contracts with customers presented in the financial statements. Entities that elect the modified retrospective approach will apply the guidance retrospectively only to the most current period presented in the financial statements. This means that entities will have to recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

The Company continues to evaluate which adoption method it plans to use and has not yet determined or the potential effect the new standard will have on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. On September 27, 2013, the Company recorded Goodwill of $337.6 million as part of the HomeLink® acquisition. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from refinement of the purchase accounting estimates, based on updated valuations of tangible and intangible assets acquired as part of the HomeLink® acquisition. The Company finalized the purchase accounting estimates in the first quarter of 2014. The amount of Goodwill that is expected to be deductible for tax purposes is $307.4 million. The carrying value of Goodwill as of December 31, 2013 and June 30, 2014 was $307.4 million.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets as of June 30, 2014 consist of the following:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(11,250,000)	168,750,000	12 years
Existing Customer Platforms	43,000,000	(3,225,000)	39,775,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(14,475,000)	$356,525,000

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

The Exclusive Licensing Agreement asset (entered into in the ordinary course of business) was valued based on a "with or without" valuation methodology. This method compares the Company's estimated future cash flow projections with the exclusive agreement compared to those same cash flows without that exclusive license agreement.

Amortization expense on patents and intangible assets was $5.5 million and $11.0 million during the three and six month period ended June 30, 2014, respectively, compared $0.8 million and $1.5 million in the same periods in 2013, respectively.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018 to be approximately $22 million annually.

No impairment indicators arose during the six months ended June 30, 2014 which would give reason for an interim impairment test to be performed on goodwill or intangible assets.

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
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2014, and December 31, 2013:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of June 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$391,650,469	$391,650,469	$—	$—
Short-Term Investments:
Other	65	65	—	—
Long-Term Investments:
Common Stocks	23,987,403	23,987,403	—	—
Mutual Funds – Equity	85,810,383	85,810,383	—	—
Total	$501,448,320	$501,448,320	$—	$—
As of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$309,591,724	$309,591,724	$—	$—
Long-Term Investments:
Common Stocks	33,282,439	33,282,439	—	—
Mutual Funds – Equity	73,723,083	73,723,083	—	—
Total	$416,597,246	$416,597,246	$—	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2014, and December 31, 2013:

As of June 30, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$65	$—	$—	$65
Long-Term Investments:
Common Stocks	15,871,777	8,399,886	(284,260)	23,987,403
Mutual Funds – Equity	70,322,085	15,489,334	(1,036)	85,810,383
Total	$86,193,927	$23,889,220	$(285,296)	$109,797,851

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Long-Term Investments:
Common Stocks	$22,799,035	$10,532,007	$(48,603)	$33,282,439
Mutual Funds – Equity	54,256,577	19,466,506	—	73,723,083
Total	$77,055,612	$29,998,513	$(48,603)	$107,005,522

Unrealized losses on investments as of June 30, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$285,296	$4,179,684
Unrealized losses on investments as of December 31, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$48,603	$1,886,080

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at June 30, 2014.

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2014	December 31, 2013
Raw materials	$78,340,632	$75,081,810
Work-in-process	22,673,765	21,409,976
Finished goods	24,197,477	23,582,378
Total Inventory	$125,211,874	$120,074,164

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerators:
Numerator for both basic and diluted EPS, net income	$76,726,746	$52,097,397	$145,292,817	$97,527,964
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	145,215,130	143,240,333	145,059,684	142,888,337
Potentially dilutive shares resulting from stock plans	1,284,363	770,292	1,558,905	649,655
Denominator for diluted EPS	146,499,493	144,010,625	146,618,589	143,537,992

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,994,629	3,270,342	995,177	3,454,067

(7)	Stock-Based Compensation Plans
At June 30, 2014, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2013, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,603,699 and $8,613,044 for the three and six months ended ended June 30, 2014, respectively. Compensation cost capitalized as part of inventory as of June 30, 2014, was $235,657.
Employee Stock Option Plan
In May 2014, the Employee Stock Option Plan was approved by shareholders, amending and restating a prior plan. The Company may grant up to 12,000,000 shares of common stock under the plan. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and technical personnel and as a means for retaining certain employees of the Company and allow them to purchase shares of common stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Company.
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend Yield (1)	2.24%	2.68%	2.29%	2.73%
Expected volatility (2)	38.92%	45.79%	39.64%	45.96%
Risk-free interest rate (3)	1.62%	1.41%	1.68%	1.09%
Expected term of options (years) (4)	4.01	4.01	3.99	4.02
Weighted-avg. grant date fair value	$7.85	$6.98	$8.19	$6.54
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

Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of June 30, 2014, there was $26,876,954 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.
Non-employee Director Stock Option Plan
As of June 30, 2014, there was $352,618 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 133,000 shares under the director plan through June 30, 2014. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan covering 1,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

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

The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2014, the Company had unearned stock-based compensation of $10,928,192 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months and six months ended June 30, 2014 was $801,033 and $1,534,218, respectively.

(8)	Comprehensive Income

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$2,416,672	$1,857,184	$2,507,922	$2,458,933
Other Comprehensive income before reclassifications	(241,489)	229,115	(332,739)	(372,634)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	(241,489)	229,115	(332,739)	(372,634)
Balance at end of period	2,175,183	2,086,299	2,175,183	2,086,299
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	17,067,127	21,088,438	19,467,441	15,111,778
Other Comprehensive income before reclassifications	2,527,930	881,260	3,392,840	8,692,354
Amounts reclassified from accumulated other comprehensive income	(4,252,506)	(3,269,581)	(7,517,730)	(5,104,015)
Net current-period change	(1,724,576)	(2,388,321)	(4,124,890)	3,588,339
Balance at end of period	15,342,551	18,700,117	15,342,551	18,700,117

Accumulated other comprehensive income, end of period	$17,517,734	$20,786,416	$17,517,734	$20,786,416

The following table presents details of reclassifications out of other comprehensive income for the three and six months ended June 30, 2014 and 2013.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013
Unrealized gains on available-for-sale securities
Realized gain on sale of securities	$6,542,318	$5,030,124	$11,565,739	$7,852,331	Other, net
Provision for Income Taxes	(2,289,812)	(1,760,543)	(4,048,009)	(2,748,316)	Provision for Income Taxes
Total reclassifications for the period	$4,252,506	$3,269,581	$7,517,730	$5,104,015	Net of tax

(9)	Debt and Financing Arrangements

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility (the “Revolving Facility”) and a $150 million term loan facility (the “Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to further request an

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional principal amount of up to $75 million. In addition, the Company is entitled, subject to certain terms and conditions, to the benefit of swing loans for principal amounts of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolving Facility of up to $20 million. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants (see below).

During the three and six months ended June 30, 2014, the Company made partial repayments of $1.9 million and $3.8 million respectively, plus accrued interest, on the Term Loan, and accrued interest on the Revolving Facility. The Company used cash and cash equivalents to fund the payments. As of June 30,2014 the Company had availability of $25 million on the Revolving Facility (not including additional aggregate principal amounts which can be requested as set forth above).

The interest rates per annum applicable to loans, other than swing loans, under the Credit Agreement will be, at the Company’s option and subject to certain conditions, equal to either a base rate or a LIBOR rate for one, two, three or six-month interest periods chosen by the Company, plus an applicable margin percentage. The base rate will be the highest of: (i) the federal funds rate plus 0.50%; (ii) the agent’s prime rate or; (iii) the LIBOR rate plus 1.00%. The LIBOR rate will be equal to the London interbank offered rates for U.S. Dollars quoted by Bloomberg or the appropriate successor, divided by a number equal to 1 minus the maximum percentage in effect on such day for determining reserve requirements, as prescribed by the Board of Governors of the Federal Reserve System. The applicable margin percentage is based on the leverage ratio of the Company. The range of the applicable margin percentage is 1.00% per annum to 1.75% per annum in the case of the LIBOR rate, and 0.00% per annum to 0.75% per annum in the case of the base rate.

As of June 30, 2014, the Company has chosen the option of borrowing funds using the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2014, the interest rate on it's borrowings is equal to 1.15%. Interest expenses for three and six months ended June 30, 2014 netted within the "Other, net" section of the income statement were $0.9 million and $1.8 million, respectively. There was no cash paid for interest expense for the three and six months ended June 30, 2013 as there were no outstanding borrowings during those periods. A one percent increase in the Company's borrowing rate, would increase interest expense paid by the Company on its borrowings by approximately $2.7 million dollars on an annual basis, based on loan balances as of June 30, 2014.

The Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem or repurchase subordinated debt; (iii) sell or otherwise transfer or dispose of certain assets; (iv) make certain investments; (v) incur or suffer to exist liens securing indebtedness; (vi) dissolve, liquidate, consolidate, merge or wind-up its affairs; (vii) engage in certain transactions with affiliates; or (viii) make certain other negative pledges. In addition, the Credit Agreement contains financial covenants that limit capital expenditures in any fiscal year and that measure: (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense. The Credit Agreement also includes customary events of default. As of June 30, 2014, the Company was in compliance with its covenants under the Credit Agreement.

The Revolving Facility expires and the Term Loan matures on September 27, 2018.

(10)	Equity

The increase in common stock during the six months ended June 30, 2014, was primarily due to the issuance of 679,044 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company announced a $.02 per share increase in its quarterly cash dividend rate during the second quarter of 2014. As such, the Company had a recorded cash dividend of $0.16 per share in the second quarter of 2014 as compared to $0.14 during the first quarter of 2014. The second quarter dividend of $23.4 million was declared on May 15, 2014, and was paid on July 18, 2014.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)	Contingencies
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

(12)	Segment Reporting

The Company's automotive segment develops and manufactures electro-optic products, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; and HomeLink®, the vehicle-based control system that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates, and other radio frequency convenience products. The Company also develops and manufactures variably dimmable windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Automotive Products	$329,557,679	$279,789,872	$655,921,786	$542,757,372
Other	8,879,285	7,184,026	18,254,522	13,715,495
Total	$338,436,964	$286,973,898	$674,176,308	$556,472,867
Income from operations:
Automotive Products	$96,849,968	$69,959,655	$190,294,435	$132,621,089
Other	2,985,470	1,636,616	6,718,549	2,828,821
Total	$99,835,438	$71,596,271	$197,012,984	$135,449,910

(13)    Income Taxes

The effective tax rate was 27.4% in the second quarter of 2014 compared to 32.5% for same period of 2013. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate from the second quarter of 2014 compared to the second quarter 2013 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 in the amount of $5.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS:

SECOND QUARTER 2014 VERSUS SECOND QUARTER 2013

Net Sales. Net sales for the second quarter of 2014 increased by $51.5 million or 18% when compared with the second quarter of 2013.
Automotive net sales for the second quarter of 2014 increased 18% to $329.6 million, compared with automotive net sales of $279.8 million in the second quarter of 2013, driven by a 12% quarter-over-quarter increase in automotive mirror unit shipments and the addition of HomeLink®. North American automotive mirror unit shipments in the second quarter of 2014 increased 8% to 2.7 million million units compared with the second quarter of 2013, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors, which was partially offset by quarter-over-quarter declines in the Company's RCD mirror unit shipments. International automotive mirror unit shipments in the second quarter of 2014 increased 14% compared with the second quarter of 2013 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three and six months ended June 30, 2014 and 2013. (in thousands)

	Three Months Ended June 30,			Six Months ended June 30,
	2014	2013	% Change	2014	2013	% Change
North American Interior Mirrors	2,119	1,998	6%	4,094	4,030	2%
North American Exterior Mirrors	629	558	13%	1,165	1,068	9%
Total North American Mirror Units	2,748	2,556	8%	5,259	5,098	3%
International Interior Mirrors	3,310	2,889	15%	6,573	5,535	19%
International Exterior Mirrors	1,324	1,174	13%	2,675	2,291	17%
Total International Mirror Units	4,634	4,063	14%	9,247	7,826	18%
Total Interior Mirrors	5,429	4,887	11%	10,667	9,564	12%
Total Exterior Mirrors	1,953	1,732	13%	3,839	3,359	14%
Total Auto-Dimming Mirror Units	7,382	6,619	12%	14,506	12,924	12%

Other net sales, which include fire protection products and dimmable aircraft windows, were $8.8 million in the second quarter of 2014, up 24% compared with $7.2 million in the second quarter of 2013 primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.3% for the second quarter of 2014 versus 64.2% in the second quarter of 2013, primarily due to the impact of the HomeLink® acquisition, improvements in product mix, and purchasing cost reductions, which were partially offset by annual customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 150 - 200 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the second quarter of 2014 increased 7% or $1.4 million when compared with the second quarter of 2013, primarily due to increased staffing levels. Selling, general and administrative (S, G & A) expenses increased 17% or $2.1 million for the second quarter of 2014 compared to the second quarter of 2013, primarily due to increased amortization expense related to the HomeLink® acquisition which was not present in the 2nd quarter of 2013. S,G&A expenses were 4.2% of net sales in the second quarter of 2014 and in the second quarter of 2013.

Total Other Income & Expense. Total other income for the second quarter of 2014 increased by $0.3 million when compared with the second quarter of 2013, primarily due to increased realized gains on the sale of equity investments, partially offset by interest expense of $0.9 million in the second quarter of 2014.
Taxes. The effective tax rate was 27.4% in the second quarter of 2014 compared to 32.5% for same quarter of 2013. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The decrease in the effective tax rate from the second quarter of 2014 compared to the second quarter 2013 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 which provided an incremental benefit of approximately $5.5 million.
Net Income. Net income for the second quarter of 2014 increased by $24.6 million or 47% when compared with the second quarter of 2013, primarily due to increases in sales and operating margin.

SIX MONTHS ENDED JUNE 30, 2014 VERSUS SIX MONTHS ENDED JUNE 30, 2013
Net Sales. Net sales for the six months ended June 30, 2014 increased by $117.7 million or 21.2% when compared with the same period in 2013.
Automotive net sales were $655.9 million, up 20.8% compared with automotive net sales of $542.8 million for the first six months of 2013, driven by a 12% increase in automotive mirror unit shipments and the addition of HomeLink®. North American automotive mirror unit shipments in the second quarter of 2014 increased 3% to 5.3 million units compared with same period in 2013, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors, which was partially offset by year-over-year declines in the Company's RCD mirror unit shipments. International automotive mirror unit shipments in the six months ended June 30, 2014 increased 18% compared with the same period in 2014 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the first six months of 2014 declined to 60.6%, down from 64.8% in the same period last year primarily due to the impact of the HomeLink® acquisition, improvements in product mix, and purchasing cost reductions, which were partially offset by annual customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 150 - 200 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the six months ended June 30, 2014 increased 8.5% or $3.2 million when compared with the same period last year, primarily due to increased staffing levels which continue to support growth and the development of new business, as well as personnel additions that were part of the HomeLink® acquisition which were not present in the first six months of 2013.
Selling, general and administrative (S, G & A) expenses increased 20.7% or $4.8 million when compared with the same period last year, primarily due to amortization expense related to the HomeLink® acquisition
Total Other Income. Total other income for for the six months ended June 30, 2014 increased by $2.9 million when compared with the same period last year, primarily due to increased realized gains on sales of equity investments, which were partially offset by interest expense on the Company's borrowings.
Taxes. The effective tax rate was 29.9% for the six months ended June 30, 2014 compared to 31.74% for same period of 2013. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The decrease in the effective tax rate from the same period in 2013 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 which provided an incremental benefit of approximately $5.5 million.
Net Income. Net income for the six months ended June 30, 2014 increased by $47.8 million or 49% to $145.3 million versus $97.5 million in the same period last year, primarily due to increased sales levels and increased operating margins.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2014 was $391.7 million, which increased approximately $82.1 million compared to $309.6 million as of December 31, 2013. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of June 30, 2014 increased approximately $35.2 million compared to December 31, 2013, primarily due to the higher sequential sales level as well as timing of sales within quarters.
Inventories as of June 30, 2014 increased approximately $5.1 million when compared to December 31, 2013, primarily due to increases in raw materials inventory.
Long-term investments as of June 30, 2014 increased approximately $2.8 million compared to December 31, 2013, due to increases in unrealized gains in equity investments, partially offset by realized gains on sales of equity investments that were re-deployed.
Accrued liabilities as of June 30, 2014 increased approximately $9.5 million compared to December 31, 2013, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of June 30, 2014 decreased by $3.8 million compared to December 31, 2013, due to the Company's principal repayment on it's term loan, further explained in Note 9 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the six months ended June 30, 2014, decreased $30.2 million to $142.1 million, compared with $172.3 million, during the same period last year, primarily due to changes in working capital, partially offset by increases in net income.
Capital expenditures for the six months ended June 30, 2014, were approximately $30.2 million, compared with approximately $24.1 million for the same period last year, primarily due to production equipment purchases.
The Company continues to estimate that it has building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based on current product mix.
The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, in the second half of 2014, the Company is planning to begin construction of a new manufacturing and distribution facility located in Zeeland, Michigan. The total cost of this project is expected to be approximately $30-35 million, of which approximately $5-10 million will be incurred in 2014.
Management considers the Company’s current working capital and long-term investments, as well as the debt financing arrangement (not withstanding its prohibitions on incurring additional indebtedness), discussed further in Note 9 to the Unaudited Condensed Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	June 30, 2014	December 31, 2013
Working Capital	$604,894,855	$481,205,828
Long Term Investments	109,797,786	107,005,522
Total	$714,692,641	$588,211,350

The Company has a share repurchase plan under which it may purchase up to 4,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company did not repurchase any shares in the six months ended June 30, 2014.

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
4 million shares remain authorized to be repurchased under the plan as of June 30, 2014.
BUSINESS UPDATE

As previously announced, the Company completed the acquisition of HomeLink® on September 27th 2013. The integration of HomeLink® remains a major priority for the Company in 2014. The integration continues to run in line with, to slightly ahead of, the Company’s original projections. The Company is encouraged by customer approvals received, the manufacturing transition to production at the Company's U.S. based facilities, integration of suppliers and compatibility partners, order processing, logistics, the sourcing of new business awards, and perhaps most importantly, new product development.

HomeLink® V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for both integration into our rearview mirrors and expansion of our product line with electronic modules outside the mirror. In addition, the Company recently announced battery powered HomeLink®, which uses a long life multi-year battery. Historically, the limiting factor in adding HomeLink® to a vehicle has been getting the vehicle electrically wired to power it, a process that generally requires a vehicle model change or mid-cycle refresh, which can have significant lead-times. The advantage of the battery powered HomeLink® is that it does not need to be electrically wired into the vehicle for it to work. The Company also recently announced HomeLink® for applications outside the automotive industry. HomeLink® for non-automotive applications expands beyond automobiles to all other vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products.

The Company also recently announced a new CMOS Imager, which is the Company's fourth generation chip. The Company's SmartBeam camera systems utilize a proprietary Company designed camera chip in a Company designed camera system with Company developed algorithms and software running the system. The newly developed CMOS imager was developed specifically for automotive vision system applications requiring high dynamic range, defined as the ability to capture scene details in bright light and in dark conditions. This imager allows the viewer to see more in the camera picture, and was designed with increased capability for automotive safety applications. Additionally, with the new CMOS Imager, the Company announced a new generation of SmartBeam that has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly ON; LED matrix beam; and a variety of specific detection applications including tunnel, fog, road type, object detection and collision detection. Lastly, with the new CMOS Imager, the Company announced a video camera system designed for today’s advanced automotive display application requirements, which is the Company's first video camera product announcement. In video applications, a competitive advantage of the Company's camera is that the Company believes it can present more detail in a video display than other cameras in the market.

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its profit margins. This requires the Company continuously work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

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
The Company designs and manufactures both rearview mirrors and CMOS imager cameras and video displays and has been shipping these products for many years. The Company has recognized the future potential for these technologies, and continues to be an active participant in the development of products that would hopefully maintain the Company as a market leader in this area.

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

The automotive industry continues to be cyclical and highly impacted by levels of economic activity, and the current economic environment while improving, continues to be uncertain. This challenge stresses the Company with volatile customer orders, automaker plant shutdowns, supplier material cost fluctuation, supplier part shortages, and consumer vehicle feature preference changes (to vehicles where the Company has lower penetration). Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products.

The uncertain economic environment can also affect the automotive industry in the sale or bankruptcy of customer businesses. Should any of the Company's customers, including Tier 1 suppliers, sell their business or declare bankruptcy, it could adversely affect the collection of receivables, product planning and business with that customer.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, and the Company disclosed its findings to the SEC on Form SD on May 30, 2014. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that it will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if it determines that certain of its products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.
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

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and in other parts of the vehicle with its newly acquired HomeLink® portfolio. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS July forecast for light vehicle production for the third quarter of 2014 are 4.25 million units for North America, 4.57 million units for Europe, and 3.27 million units for Japan and Korea. The IHS July forecast for light vehicle production for calendar year 2014 are 17.0 million units for North America, 20.0 million units for Europe, and 13.6 million units for Japan and Korea.

Based on the IHS July 2014 forecast for the third quarter of 2014, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix including HomeLink® products, and the Company's 12-week customer release schedule, the Company estimates that net sales in the third quarter of 2014 will increase 15 - 20% compared with the third quarter of 2013.

The Company also estimates gross profit margin for the third quarter of 2014 to be in the range of 39.5% - 40%, based on the July 2014 IHS production forecast and current forecasted product mix.

E,R&D expense in the third quarter of 2014 is estimated to increase 5% - 10% compared with E, R&D in the third quarter of 2013, primarily due to the increased staffing levels that have occurred throughout calendar 2013 and into 2014, which increase continue to support growth and development of existing business as well as personnel additions that were part of the HomeLink® acquisition.

S, G&A expense in the third quarter of 2014 is estimated to increase approximately 10% compared with S, G&A in the third quarter of 2013, primarily due to increased amortization of the HomeLink® acquired assets as well as personnel additions that were part of the HomeLink® acquisition. This estimate is based on stable foreign exchange rates.

The Company estimates that Other Income in the third quarter 2014 to be in the range of $2-3 million, depending on specific market conditions.

The Company expects the effective tax rate to be approximately 30.5% - 31.5% for the third quarter of 2014, based on current tax laws.

The Company continues to estimate that capital expenditures for 2014 will be approximately $75 - $85 million. In the second half of 2014, the Company is planning to begin construction of a new manufacturing and distribution facility located in Zeeland, Michigan. The total cost of this project is expected to be approximately $30-35 million, of which approximately $5-10 million will be incurred in 2014.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2014, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2013, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 6.	Exhibits.

See Exhibit Index on Page 26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 7, 2014	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 7, 2014	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	August 7, 2014	/s/ Kevin C. Nash
Kevin C. Nash
Vice President - Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description

3.1
Registrant's Restated Articles of Incorporation, adopted on August 20, 2004, were filed as Exhibit 3(a) to Registrant's Report on Form 10-Q dated November 2, 2004, and an Amendment to the Registrant's Restated Articles of Incorporation, adopted as of May 18, 2012, was filed as Exhibit 3.1(i) to the Registrant's Form 8-K dated May 22, 2012, and the same are hereby incorporated by reference, together with an Amendment to the Registrant's Restated Articles of Incorporation adopted as of May 15, 2014 which was included in the Registrant's Proxy statement which was filed with the Commission March 31, 2014 and the same is hereby incorporated by reference.

*10.1	Retirement from Service Agreement between Gentex Corporation and Bruce Los filed as exhibit to Registrant’s Report on Form 8-K dated June 16, 2014.

10.2
Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 20, 2014) was included in Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

10.3	Specimen form of Grant Agreement for the Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 10, 2014.

10.4
Amendment to the Gentex Corporation 2012 Amended and Restated Nonemployee Director Stock Option Plan (effective February 16, 2012) was included in the Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

10.5	Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, as amended.

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a compensatory plan or arrangement.