Form 10-Q
period 2014-09-30
GENTEX CORP
filed 2014-11-10
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 22, 2014
Common Stock, $.06 Par Value	146,390,976

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2014
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013

	September 30, 2014 (Unaudited)	December 31, 2013 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$433,486,636	$309,591,724
Accounts receivable, net	186,412,048	143,046,590
Inventories	135,597,900	120,074,164
Prepaid expenses and other	44,483,202	28,473,764
Total current assets	799,979,786	601,186,242

PLANT AND EQUIPMENT—NET	363,385,115	357,021,225

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	104,108,686	107,005,522
Intangible Assets, net	351,700,000	366,175,000
Patents and other assets, net	23,892,960	25,334,600
Total other assets	787,067,491	805,880,967
Total assets	$1,950,432,392	$1,764,088,434

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$68,613,408	$56,510,321
Accrued liabilities	74,499,771	63,470,093
Total current liabilities	143,113,179	119,980,414

LONG TERM DEBT	260,000,000	265,625,000

DEFERRED INCOME TAXES	49,804,142	50,879,337

TOTAL LIABILITIES	452,917,321	436,484,751

SHAREHOLDERS’ INVESTMENT
Common stock	8,783,459	8,734,681
Additional paid-in capital	515,108,023	478,865,778
Retained earnings	959,485,823	818,027,861
Accumulated other comprehensive income	14,137,766	21,975,363
Total shareholders’ investment	1,497,515,071	1,327,603,683
Total liabilities and shareholders’ investment	$1,950,432,392	$1,764,088,434

Note: The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$350,913,912	$288,621,626	$1,025,090,220	$845,094,493

COST OF GOODS SOLD	212,288,220	182,659,141	620,873,493	543,055,886
Gross profit	138,625,692	105,962,485	404,216,727	302,038,607

OPERATING EXPENSES:
Engineering, research and development	21,671,940	19,106,682	62,395,241	56,654,440
Selling, general & administrative	13,747,925	13,199,557	41,602,675	36,278,011
Total operating expenses	35,419,865	32,306,239	103,997,916	92,932,451

Income from operations	103,205,827	73,656,246	300,218,811	209,106,156

OTHER INCOME
Investment income	406,491	474,084	1,129,654	1,595,214
Other, net	380,289	6,912,924	9,958,235	13,224,735
Total other income	786,780	7,387,008	11,087,889	14,819,949

Income before provision for income taxes	103,992,607	81,043,254	311,306,700	223,926,105

PROVISION FOR INCOME TAXES	31,655,724	25,522,293	93,677,000	70,877,180

NET INCOME	$72,336,883	$55,520,961	$217,629,700	$153,048,925

EARNINGS PER SHARE:
Basic	$0.50	$0.39	$1.50	$1.07
Diluted	$0.49	$0.38	$1.49	$1.06

Cash Dividends Declared per Share	$0.16	$0.14	$0.46	$0.42

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$72,336,883	$55,520,961	$217,629,700	$153,048,925

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(269,392)	273,097	(602,131)	(99,537)
Unrealized gains (losses) on available-for sales securities, net	(4,785,501)	1,598,977	(11,131,487)	7,119,498

Other comprehensive income (loss), before tax	(5,054,893)	1,872,074	(11,733,618)	7,019,961

Provision (Benefit) for income taxes related to components of other comprehensive income	(1,674,925)	559,642	(3,896,021)	2,491,824

Other comprehensive income (loss), net of tax	(3,379,968)	1,312,432	(7,837,597)	4,528,137

Comprehensive Income	$68,956,915	$56,833,393	$209,792,103	$157,577,062

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,629,700	$153,048,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,747,630	42,334,977
Gain on disposal of assets	(35,000)	—
Loss on disposal of assets	411,129	2,114,241
Gain on sale of investments	(14,964,192)	(15,121,583)
Loss on sale of investments	1,081,164	805,805
Deferred income taxes	225,911	(6,271,382)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	15,569,999	12,528,264
Excess tax benefits from stock-based compensation	(2,615,892)	(2,275,233)
Change in operating assets and liabilities:
Accounts receivable, net	(43,365,458)	(31,755,237)
Inventories	(15,523,737)	42,523,707
Prepaid expenses and other	(13,414,445)	(12,362)
Accounts payable	12,103,087	7,139,387
Accrued liabilities, excluding dividends declared	10,603,937	18,606,444
Net cash provided by operating activities	227,453,833	223,665,953

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	68,958,662	69,937,242
Maturities and calls	—	98,142,408
Purchases	(63,310,363)	(58,278,107)
Plant and equipment additions	(49,994,352)	(38,026,769)
Proceeds from sale of plant and equipment	35,005	316,449
Acquisition of businesses, net of cash acquired	—	(698,107,014)
(Increase) in other assets	(1,213,792)	(602,017)
Net cash used for investing activities	(45,524,840)	(626,617,808)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	275,000,000
Repayment of long-term debt	(5,625,000)	—
Deferred Financing Costs	—	(953,800)
Issuance of common stock from stock plan transactions	19,184,437	22,526,742
Cash dividends paid	(64,209,453)	(58,898,029)
Repurchases of common stock	(9,999,957)	—
Excess tax benefits from stock-based compensation	2,615,892	2,275,233
Net cash (used for) provided by financing activities	(58,034,081)	239,950,146

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,894,912	(163,001,709)

CASH AND CASH EQUIVALENTS, beginning of period	309,591,724	389,678,664

CASH AND CASH EQUIVALENTS, end of period	$433,486,636	$226,676,955

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2013 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of operations and cash flows for the interim periods presented.

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

The Company is currently evaluating which adoption method it plans to use and is assessing the potential effect the new standard will have on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. On September 27, 2013, the Company recorded Goodwill of $337.6 million as part of the HomeLink® acquisition. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from refinement of the purchase accounting estimates, based on updated valuations of tangible and intangible assets acquired as part of the HomeLink® acquisition. The Company finalized the purchase accounting estimates in the first quarter of 2014. The amount of Goodwill that is expected to be deductible for tax purposes is $307.4 million. The carrying value of Goodwill as of December 31, 2013 and September 30, 2014 was $307.4 million.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets as of September 30, 2014 consist of the following:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(15,000,000)	165,000,000	12 years
Existing Customer Platforms	43,000,000	(4,300,000)	38,700,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(19,300,000)	$351,700,000

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

Amortization expense on patents and intangible assets was $5.5 million and $16.5 million during the three and nine month period ended September 30, 2014, respectively, compared $0.8 million and $2.7 million in the same periods in 2013, respectively.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018 to be approximately $22 million annually.

No impairment indicators arose during the nine months ended September 30, 2014 which would give reason for an interim impairment test to be performed on goodwill or intangible assets.

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
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2014, and December 31, 2013:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of September 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$433,486,636	$433,486,636	$—	$—
Short-Term Investments:
Other	79	79	—	—
Long-Term Investments:
Common Stocks	23,519,643	23,519,643	—	—
Mutual Funds – Equity	80,589,043	80,589,043	—	—
Total	$537,595,401	$537,595,401	$—	$—

As of December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$309,591,724	$309,591,724	$—	$—
Long-Term Investments:
Common Stocks	33,282,439	33,282,439	—	—
Mutual Funds – Equity	73,723,083	73,723,083	—	—
Total	$416,597,246	$416,597,246	$—	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2014, and December 31, 2013:

As of September 30, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$79	$—	$—	$79
Long-Term Investments:
Common Stocks	16,211,829	7,679,257	(371,443)	23,519,643
Mutual Funds – Equity	69,078,434	11,518,734	(8,125)	80,589,043
Total	$85,290,342	$19,197,991	$(379,568)	$104,108,765

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2013:

		Unrealized
	Cost	Gains	Losses	Market Value
Long-Term Investments:
Common Stocks	$22,799,035	$10,532,007	$(48,603)	$33,282,439
Mutual Funds – Equity	54,256,577	19,466,506	—	73,723,083
Total	$77,055,612	$29,998,513	$(48,603)	$107,005,522

Unrealized losses on investments as of September 30, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$379,568	$8,020,691

Unrealized losses on investments as of December 31, 2013, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$48,603	$1,886,080

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at September 30, 2014.

(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2014	December 31, 2013
Raw materials	$85,490,437	$75,081,810
Work-in-process	25,296,997	21,409,976
Finished goods	24,810,466	23,582,378
Total Inventory	$135,597,900	$120,074,164

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerators:
Numerator for both basic and diluted EPS, net income	$72,336,883	$55,520,961	$217,629,700	$153,048,925
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	145,484,717	143,697,760	145,191,648	143,160,402
Potentially dilutive shares resulting from stock plans	953,259	821,140	1,176,808	655,639
Denominator for diluted EPS	146,437,976	144,518,900	146,368,456	143,816,041

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,849,424	3,220,980	1,474,557	3,573,418

(7)	Stock-Based Compensation Plans
At September 30, 2014, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2013, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,778,693 and $13,391,738 for the three and nine months ended September 30, 2014, respectively. Compensation cost capitalized as part of inventory as of September 30, 2014, was $239,927.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend Yield (1)	2.36%	2.64%	2.32%	2.70%
Expected volatility (2)	37.70%	44.90%	38.73%	45.61%
Risk-free interest rate (3)	1.79%	1.39%	1.81%	1.19%
Expected term of options (years) (4)	4.38	4.00	4.84	4.01
Weighted-avg. grant date fair value	$7.19	$7.61	$8.25	$6.98
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

Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of September 30, 2014, there was $27,693,859 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan
As of September 30, 2014, there was $0 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 133,000 shares under the director plan through September 30, 2014. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan covering 1,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan
The Company has a restricted stock plan covering 2,000,000 shares of common stock. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2014, the Company had unearned stock-based compensation of $11,913,757 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and nine months ended September 30, 2014 was $644,043 and $2,178,261, respectively.

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component: (All amounts shown are net of tax).

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$2,175,183	$2,086,299	$2,507,922	$2,458,933
Other Comprehensive (loss) income before reclassifications	(269,392)	273,097	(602,131)	(99,537)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	(269,392)	273,097	(602,131)	(99,537)
Balance at end of period	1,905,791	2,359,396	1,905,791	2,359,396
Unrealized gains on available-for-sale securities:
Balance at beginning of period	15,342,551	18,700,117	19,467,441	15,111,778
Other Comprehensive income (loss) before reclassifications	(1,604,338)	5,240,576	1,788,502	13,932,930
Amounts reclassified from accumulated other comprehensive income	(1,506,238)	(4,201,241)	(9,023,968)	(9,305,256)
Net current-period change	(3,110,576)	1,039,335	(7,235,466)	4,627,674
Balance at end of period	12,231,975	19,739,452	12,231,975	19,739,452

Accumulated other comprehensive income, end of period	$14,137,766	$22,098,848	$14,137,766	$22,098,848

The following table presents details of reclassifications out of other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
Unrealized gains on available-for-sale securities
Realized gain on sale of securities	$2,317,289	$6,463,447	$13,883,028	$14,315,778	Other, net
Provision for Income Taxes	(811,051)	(2,262,206)	(4,859,060)	(5,010,522)	Provision for Income Taxes
Total reclassifications for the period	$1,506,238	$4,201,241	$9,023,968	$9,305,256	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	Debt and Financing Arrangements

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility (the “Revolving Facility”) and a $150 million term loan facility (the “Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, subject to the satisfaction of certain conditions, to further request an additional principal amount of up to $75 million. In addition, the Company is entitled, subject to certain terms and conditions, to the benefit of swing loans for principal amounts of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolving Facility of up to $20 million. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants (see below).

During the three and nine months ended September 30, 2014, the Company made principal repayments of $1.9 million and $5.6 million respectively, plus accrued interest, on the Term Loan, and accrued interest on the Revolving Facility. The Company used cash and cash equivalents to fund the payments. As of September 30, 2014 the Company had availability of $25 million on the Revolving Facility (not including additional aggregate principal amounts which can be requested as set forth above).

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

As of September 30, 2014, the Company has chosen the option of borrowing funds using the one month LIBOR, and based on the Company's leverage ratio as of September 30, 2014, the interest rate on it's borrowings is equal to 1.16%. Interest expenses for three and nine months ended September, 2014 netted within the "Other, net" section of the income statement were $0.9 million and $2.7 million, respectively. There was no cash paid for interest expense for the three and nine months ended September 30, 2013 as there were no outstanding borrowings during those periods. A one percent increase in the Company's borrowing rate, would increase interest expense paid by the Company on its borrowings by approximately $2.7 million dollars on an annual basis, based on loan balances as of September 30, 2014.

The Credit Agreement contains customary representations and warranties and certain covenants that limit the ability of the Company and certain of its subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem or repurchase subordinated debt; (iii) sell or otherwise transfer or dispose of certain assets; (iv) make certain investments; (v) incur or suffer to exist liens securing indebtedness; (vi) dissolve, liquidate, consolidate, merge or wind-up its affairs; (vii) engage in certain transactions with affiliates; or (viii) make certain other negative pledges. In addition, the Credit Agreement contains financial covenants that limit capital expenditures in any fiscal year and that measure: (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense. The Credit Agreement also includes customary events of default. As of September 30, 2014, the Company was in compliance with its covenants under the Credit Agreement.

The Revolving Facility expires and the Term Loan matures on September 27, 2018.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 1, 2014 the Company entered into an interest rate swap transaction with a bank (the “Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2013. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap has an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under it's existing credit facility to 1.89%, as of the effective date. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.

The Company will follow FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which is intended to improve transparency in financial reporting and requires that all derivative instruments be recorded on the consolidated balance sheets at fair value by establishing criteria for designation and effectiveness of hedging relationships.  This derivative instrument was designated as a cash flow hedge of the Company's variable rate debt.

(10)	Equity

The increase in common stock during the nine months ended September 30, 2014, was primarily due to the issuance of 1,164,518 shares of the Company’s common stock under the Company’s stock-based compensation plans, which was partially offset by share repurchases of 351,565 shares pursuant to the Company's previously announced share repuchase plan for a net increase of 812,953 shares. The Company announced a $.02 per share increase in its quarterly cash dividend rate during the second quarter of 2014. As such, the Company had a recorded cash dividend of $0.16 per share in the second and third quarter of 2014 as compared to $0.14 during the first quarter of 2014. The third quarter dividend of $23.4 million was declared on August 29, 2014, and was paid on October 17, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Automotive Products	$341,786,404	$280,924,112	$997,708,190	$823,681,484
Other	9,127,508	7,697,514	27,382,030	21,413,009
Total	$350,913,912	$288,621,626	$1,025,090,220	$845,094,493
Income from operations:
Automotive Products	$100,053,622	$71,376,726	$290,348,056	$203,997,815
Other	3,152,205	2,279,520	9,870,755	5,108,341
Total	$103,205,827	$73,656,246	$300,218,811	$209,106,156

(13)    Income Taxes

The effective tax rate was 30.4% in the third quarter of 2014 compared to 31.5% for same quarter of 2013. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate from the third quarter of 2014 compared to the third quarter of 2013 is primarily due to incremental research and development tax credits related to the 2013 calendar year in the amount of $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2014 VERSUS THIRD QUARTER 2013

Net Sales. Net sales for the third quarter of 2014 increased by $62.3 million or 22% when compared with the third quarter of 2013.
Automotive net sales for the third quarter of 2014 increased 22% to $341.8 million, compared with automotive net sales of $280.9 million in the third quarter of 2013, driven by a 10% quarter-over-quarter increase in automotive mirror unit shipments and the addition of HomeLink®. North American automotive mirror unit shipments in the third quarter of 2014 increased 10% to 2.7 million units compared with the third quarter of 2013, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors partially offset by quarter over quarter declines in RCD mirror unit shipments. International automotive mirror unit shipments in the second quarter of 2014 increased 9% compared with the second quarter of 2013 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three and nine months ended September 30, 2014 and 2013. (in thousands)

	Three Months Ended September 30,			Nine Months ended September 30,
	2014	2013	% Change	2014	2013	% Change
North American Interior Mirrors	2,054	1,867	10%	6,148	5,897	4%
North American Exterior Mirrors	627	563	11%	1,792	1,631	10%
Total North American Mirror Units	2,681	2,430	10%	7,939	7,528	5%
International Interior Mirrors	3,206	2,972	8%	9,778	8,507	15%
International Exterior Mirrors	1,347	1,202	12%	4,022	3,493	15%
Total International Mirror Units	4,553	4,174	9%	13,800	12,000	15%
Total Interior Mirrors	5,259	4,839	9%	15,926	14,404	11%
Total Exterior Mirrors	1,974	1,765	12%	5,813	5,124	13%
Total Auto-Dimming Mirror Units	7,233	6,604	10%	21,739	19,528	11%
Note: Percent change and amounts may not total due to rounding.

Other net sales, which include fire protection products and dimmable aircraft windows, were $9.1 million in the third quarter of 2014, up 19% compared with $7.7 million in the third quarter of 2013 primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.5% for the third quarter of 2014 versus 63.3% in the third quarter of 2013, primarily due to the impact of the HomeLink® acquisition, improvements in product mix, and purchasing cost reductions, which were partially offset by annual customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 125 - 150 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the third quarter of 2014 increased 13% or $2.6 million when compared with the third quarter of 2013, primarily due to increased staffing levels. Selling, general and administrative (S, G & A) expenses increased 4% or $0.5 million for the third quarter of 2014 compared to the third quarter of 2013, primarily due to increased amortization expense related to the HomeLink® acquisition which was not present in the 3rd quarter of 2013. S,G&A expenses were 3.9% of net sales in the third quarter of 2014 down from 4.6% in the the third quarter of 2013.

Total Other Income & Expense. Total other income for the third quarter of 2014 decreased by $6.6 million when compared with the third quarter of 2013, primarily due to lower realized gains on the sale of equity investments as well as interest expense of $0.9 million and foreign currency adjustments on the Company's foreign denominated bank accounts of approximately $1.0 million in the third quarter of 2014.
Taxes. The effective tax rate was 30.4% in the third quarter of 2014 compared to 31.5% for same quarter of 2013. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The decrease in the effective tax rate from the third quarter of 2014 compared to the third quarter 2013 is primarily due to incremental research and development tax credits related to tax return filings for calendar year 2013 which provided an incremental benefit of approximately $1.8 million.
Net Income. Net income for the third quarter of 2014 increased by $16.8 million or 30% when compared with the third quarter of 2013, primarily due to increases in sales and operating margin.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2013
Net Sales. Net sales for the nine months ended September 30, 2014 increased by $180.0 million or 21.3% when compared with the same period in 2013.
Automotive net sales were $997.7 million, up 21.1% compared with automotive net sales of $823.7 million for the first nine months of 2013, driven by an 11% period over period increase in automotive mirror unit shipments and the addition of HomeLink®. North American automotive mirror unit shipments in the nine months ended September 30, 2014 increased 5% to 8 million units compared with same period in 2013, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors, which was partially offset by year-over-year declines in the Company's RCD mirror unit shipments. International automotive mirror unit shipments in the nine months ended September 30, 2014 increased 15% compared with the same period in 2013 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the nine months ended September 30, 2014 declined to 60.6%, down from 64.3% in the same period last year primarily due to the impact of the HomeLink® acquisition, improvements in product mix, and purchasing cost reductions, which were partially offset by annual customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 150 - 200 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the nine months ended September 30, 2014, increased 10.1% or $5.7 million when compared with the same period last year, primarily due to increased staffing levels which continue to support growth and the development of new business, as well as personnel additions that were part of the HomeLink® acquisition which were not present in the first nine months of 2013.
Selling, general and administrative (S, G & A) expenses increased 14.7% or $5.3 million when compared with the same period last year, primarily due to amortization expense related to the HomeLink® acquisition
Total Other Income. Total other income for the nine months ended September 30, 2014 decreased by $3.7 million when compared with the same period last year, primarily due to decreased realized gains on sales of equity investments and interest expense on the Company's borrowings.
Taxes. The effective tax rate was 30.1% for the nine months ended September 30, 2014 compared to 31.7% for same period of 2013. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The decrease in the effective tax rate from the same period in 2013 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 of $5.5 million, as well as incremental benefits realized as part of original 2013 tax return of approximately $1.8 million for a total of $7.3 million in incremental benefits.
Net Income. Net income for the nine months ended September 30, 2014 increased by $64.6 million or 42% to $217.6 million versus $153.0 million in the same period last year, primarily due to increased sales levels and increased operating margins.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2014 was $433.5 million, which increased approximately $123.9 million compared to $309.6 million as of December 31, 2013. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of September 30, 2014 increased approximately $43.4 million compared to December 31, 2013, primarily due to the higher sequential sales level as well as timing of sales within quarters.
Inventories as of September 30, 2014 increased approximately $15.5 million when compared to December 31, 2013, primarily due to increases in raw materials inventory.
Long-term investments as of September 30, 2014 decreased approximately $2.9 million compared to December 31, 2013, due to realized gains on sales of equity investments throughout 2014 that were not re-invested.
Accrued liabilities as of September 30, 2014 increased approximately $11.0 million compared to December 31, 2013, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of September 30, 2014 decreased by $5.6 million compared to December 31, 2013, due to the Company's principal repayment on its term loan, further explained in Note 9 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the nine months ended September 30, 2014, increased $3.8 million to $227.5 million, compared with $223.7 million, during the same period last year, primarily due to increases in net income, partially offset by changes in working capital.
Capital expenditures for the nine months ended September 30, 2014, were approximately $50.0 million, compared with approximately $38.0 million for the same period last year, primarily due to production equipment purchases.
The Company continues to estimate that it has building capacity to manufacture approximately 21-23 million interior mirror units annually and approximately 10 million exterior mirror units annually, based on current product mix.
The Company believes its existing and planned facilities are suitable, adequate, and have the capacity necessary for current and near-term planned business. However, in the third quarter of 2014, the Company began construction of a new manufacturing and distribution facility located in Zeeland, Michigan. The total cost of the project is expected to be approximately $30 - 35 million, of which approximately $2 -5 million will be incurred in 2014.
Management considers the Company’s current working capital and long-term investments, as well as the debt financing arrangement (not withstanding its prohibitions on incurring additional indebtedness), discussed further in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	September 30, 2014	December 31, 2013
Working Capital	$656,866,607	$481,205,828
Long Term Investments	104,108,686	107,005,522
Total	$760,975,293	$588,211,350

The Company has a share repurchase plan under which it may purchase up to 4,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company repurchased 351,565 shares during the third quarter and nine months ended September 30, 2014. The Company has 3,648,435 shares remaining under the plan as of September 30, 2014, which is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

As previously announced, the Company completed the acquisition of HomeLink® on September 27th 2013. The integration of HomeLink® has been one of several priorities for the Company in 2014. As of September 30, 2014, the integration of the business is essentially complete. The Company has completed all necessary steps of the transition including, but not limited to; customer approvals, successful manufacturing transition to the Company's U.S. based facilities, integration of suppliers and compatibility partners, order processing, logistics, the sourcing of new business awards, and perhaps most importantly, new product development.

HomeLink® V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for both integration into our rearview mirrors and expansion of our product line with electronic modules outside the mirror. In addition, in the first year of owning HomeLink® ,the Company announced battery powered HomeLink®, which uses a long life multi-year battery. Historically, the limiting factor in adding HomeLink® to a vehicle has been getting the vehicle electrically wired to power it, a process that generally requires a vehicle model change or mid-cycle refresh, which can have significant lead-times. The advantage of the battery powered HomeLink® is that it does not need to be electrically wired into the vehicle for it to work. The Company also recently announced HomeLink® for applications outside the automotive industry. HomeLink® for non-automotive applications expands beyond automobiles to all other vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products.

The Company also previously announced a new CMOS Imager, which is the Company's fourth generation chip. The newly developed CMOS imager was developed specifically for automotive vision system applications requiring high dynamic range, defined as the ability to capture scene details in bright light and in dark conditions. This camera system allows the viewer to see more in the camera picture, and was designed with increased capability for automotive safety applications. The Company began volume production shipments of its latest generation of SmartBeam, further detailed below, utilizing this fourth generation chip in the third quarter of 2014.

Additionally, with the advanced capabilities of the new CMOS Imager, the Company announced a new generation of SmartBeam that has an advanced feature set made possible by the high dynamic range of the new imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog, road type as well as certain Advanced Driver Assist System ("ADAS") features such as lane detection, object detection and collision detection. The Company believes it has a unique advantage in the automotive industry with SmartBeam. The camera chip is designed by Gentex specifically for driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company packages the control electronics inside the Company's interior rearview mirrors with its self-calibrating camera attached to the mirror mount to provide the smallest mechanical package in the industry with the greatest ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement.

With this new CMOS Imager, the Company also previously announced earlier in 2014 a video camera system designed for today’s advanced automotive display application requirements. In video applications, a competitive advantage of the Company's camera is that the Company believes it can present more detail in a video display than other cameras currently available in the market. Furthermore, the Company is also announcing its full display mirror product. The Full Display Mirror ("FDM") is an interior auto-dimming mirror with an auxiliary display which is the size of the mirror that can be activated when the driver chooses. The Full Display Mirror was developed several years ago to address visibility concerns in new vehicle designs due to vehicle styling, back seat headrests, or back seat passenger interference. The Company's Full Display Mirror and video camera are designed as a system and employ some of the latest technological advances in automotive video displays.

Automaker requests to NHTSA for cameras and video displays to replace automotive rearview mirrors has been a consideration in regulatory discussion and specification development for many years. Currently, rearview mirrors are the primary safety function for rear vision in the automotive industry. Some of the challenges to replacing rearview mirrors entirely would include: limited viewing area; poor depth perception; cleanliness of the camera lens in all weather conditions; dynamic range of the camera; and the fundamental issue of what does the driver do if the camera fails due to electrical or interference issues. The Company develops, designs and manufactures both rearview mirrors along with its newest and latest generations of products which include CMOS imager cameras and video displays and has been shipping earlier generations of these products for many years. The Company is excited about the future potential for these advanced technologies, and will continue to be an active participant in the development of products that the Company believes will position it to be a market leader in this area.

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its profit margins. The Company does continuously work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

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

On October 1, 2014 the Company entered into an interest rate swap transaction with a bank (the “Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2018. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap has an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under it's existing credit facility to 1.89%, as of the effective date. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.
OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide. The IHS October forecast for light vehicle production for the fourth quarter of 2014 are 4.19 million units for North America, 4.91 million units for Europe, and 3.32 million units for Japan and Korea. The IHS October forecast for light vehicle production for calendar year 2014 are 17.0 million units for North America, 20.0 million units for Europe, and 13.6 million units for Japan and Korea.

Based on the IHS October 2014 forecast for the fourth quarter of 2014, as well as the estimated option rates for the Company’s mirrors on vehicle models, anticipated product mix including HomeLink® products, and the Company's 12-week customer release schedule, the Company estimates that net sales in the fourth quarter of 2014 will increase 10 - 15% compared with the fourth quarter of 2013.

The Company also estimates gross profit margin for the fourth quarter of 2014 to be in the range of 39.5% - 40%, based on the October 2014 IHS production forecast and current forecasted product mix.

E,R&D expense in the fourth quarter of 2014 is estimated to increase 5% - 10% compared with E, R&D in the fourth quarter of 2013, primarily due to the increased staffing levels that have occurred throughout calendar

2013 and into 2014, which continue to support current business as well as development of new business and product development.

S, G&A expense in the fourth quarter of 2014 is estimated to increase approximately 5 -10% compared with S, G&A in the fourth quarter of 2013, primarily due to increased staffing levels. This estimate is based on stable foreign exchange rates.

The Company expects Other Income in the fourth quarter 2014 to be in the range of $2-3 million including realized gains on equity investments and year-end mutual fund distributions of $3-4 million, partially offset by interest expense of approximately $0.9 million, depending on market conditions and the remaining unrealized gains in the portfolio.

The Company estimates the effective tax rate to be approximately 32.5% for the fourth quarter of 2014, based on current tax laws.

The Company is lowering its guidance for 2014 capital expenditures from $75 - 85 million to $70 - 80 million, primarily due to slower than expected timing of spending related to its previously announced manufacturing and distribution facility project, which is still estimated to be approximately $30 - $35 million. The Company originally estimated that $5-10 million would be expended in 2014, however, the Company now estimates that approximately $2 - 5 million will be expended in 2014 with the balance to be expended in 2015 and 2016.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2014, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2013, except as set forth in Item 2.
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
On October 1, 2014 the Company entered into an interest rate swap transaction with a bank. Please refer to Part I, Item 2 to this form 10-Q for further details.

Item 4.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 8,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 4,000,000 shares under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

As of September 30, 2014, the Company has repurchased 28,351,565 shares at a total cost of $424,617,136 under the plan. The following is a summary of share repurchase activity during the third quarter ended September 30, 2014:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
July 2014	172,500	28.98	172,500	3,827,500
August 2014	—	—	—	3,827,500
September 2014	179,065	27.92	179,065	3,648,435
Total	351,565		351,565

*See above and below for additional plan details.
The following is a summary of quarterly share repurchase activity under the plan to date:

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	830,000	$10,246,810
September 30, 2005	1,496,059	25,214,573
March 31, 2006	2,803,548	47,145,310
June 30, 2006	7,201,081	104,604,414
September 30, 2006	3,968,171	55,614,102
December 31, 2006	1,232,884	19,487,427
March 31, 2007	447,710	7,328,015
March 31, 2008	2,200,752	34,619,490
June 30, 2008	1,203,560	19,043,775
September 30, 2008	2,519,153	39,689,410
December 31, 2008	2,125,253	17,907,128
September 30, 2012	1,971,829	33,716,725
September 30, 2014	351,565	9,999,957
Totals	28,351,565	$424,617,136

Item 6.	Exhibits.

See Exhibit Index on Page 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 10, 2014	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 10, 2014	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	November 10, 2014	/s/ Kevin C. Nash
Kevin C. Nash
Vice President - Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description

10.1	ISDA Master Agreement between Wells Fargo Bank, N.A. and Gentex Corporation dated as of October 1, 2014 (with Schedule to the Master Agreement).

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase