Form 10-K
period 2014-12-31
GENTEX CORP
filed 2015-02-23
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), 292,514,134 shares of the registrant’s common stock, par value $.06 per share, reflecting the two-for-one stock split effected in the form a 100% stock dividend on December 31, 2014, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $4,135,375,784 computed at the closing price on that date.
As of February 2, 2015, 295,281,110 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2014
FORM 10-K

Part I

Item 1.        Business.

(a)	General Development of Business.

Gentex Corporation (the Company) designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior auto-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics features that are additive to the interior and exterior automotive rearview mirrors as well as interior visors and overhead consoles. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

The Company was organized as a Michigan corporation in 1974 to manufacture smoke detectors, a product line that has since evolved to include include a variety of fire protection products. In 1982, the Company introduced an interior electro-mechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In 1987, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In 1991, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric. In 2005, the Company began making volume shipments of its new bezel-free exterior auto-dimming mirror. In 2005, the Company announced, and in 2010 began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior auto-dimming rearview mirrors. Automotive revenues represent approximately 97% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	Financial Information About Segments.
See Note 7 to the Consolidated Financial Statements filed with this report.

(c)	Narrative Description of Business.

The Company is a supplier of automatic-dimming rearview mirrors and electronics to the automotive industry, dimmable aircraft windows for aviation markets, and fire protection products to the fire protection market.

Automotive Products

Automotive Rearview Mirrors and Electronics

Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, video cameras for rearward vision, various lighting systems, various telematics systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features.

The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting.

The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features available in its auto-dimming applications.

The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor or overhead console.

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pick-up trucks, sport utility vehicles, and vans for original equipment manufacturers (OEMs) worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 97% of the Company’s consolidated net sales in 2014.

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

Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic dimming mirrors. Advanced-feature automatic dimming mirrors currently being offered by the Company include, SmartBeam® and driver-assist features, HomeLink® , LED map lamps, compass and temperature displays, telematics, hands free communication, as well as Rear Camera Display (RCD) and Full Display (FDM) interior mirrors, CMOS imager based video cameras for rear vision with high dynamic range, proprietary exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view.
Automotive Rearview Mirrors and Electronics Markets and Marketing
In North America, Europe and Asia, the Company markets its products primarily through a direct sales force through its sales and engineering offices located in, Germany, UK, Sweden, France, Japan, Korea and China, as well as its headquarters in Michigan. The Company generally supplies auto-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders with certain customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors and electronics modules for Audi, BMW, Daimler, FCA Group, Ford, General Motors, Honda, Hyundai/Kia, Infiniti, Jaguar/Land Rover, Lexus, Mazda, Mitsubishi, Nissan, Opel, PSA Group, Renault, Rolls Royce, SAIC, Samsung, SEAT, Skoda, Tesla, Toyota, Volkswagen and Volvo.
The Company’s auto-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2014 vs. 2004 calendar years:

	2014	2004
Domestic	21%	42%
Transplants(1)	16%	9%
North America	37%	51%
Europe	44%	34%
Asia-Pacific	19%	15%
Total	100%	100%
(1) European and Asian based automakers with automotive production plants in North America.
Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Historically, new safety and comfort and convenience options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its automatic dimming mirrors will be offered, in higher option rate packages, and on more small and mid-size vehicle models as consumer awareness of the safety and comfort and convenience features continues to grow, and as the

Company continues its efforts to make automakers aware of the Company's technology available on competitive vehicle platforms.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 90% market share worldwide in 2014 and and an approximate 88% market share in 2013. While the Company believes it will retain a dominant position in automatic dimming rearview mirrors for some time, another U.S. manufacturer Magna Mirrors, a wholly-owned subsidiary of Magna International, is competing for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of electrochromic mirrors and may have considerably more resources available to it. As such Magna Mirrors may present a formidable competitive threat. The Company also continues to sell automatic dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling auto-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.
On September 27, 2013, the Company completed its acquisition of HomeLink®. Currently, the Company is the dominant supplier of wireless in-vehicle communication devices to the automotive industry. HomeLink® business has and, it appears, will continue to be awarded to the Company either through its auto-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile (i.e. visors and overhead consoles). Prior to the Company's acquisition of HomeLink® , a competitor offered a product similar to the HomeLink® product, but has since exited the market, thereby providing additional opportunities for the Company. The Company believes it is awarded virtually all business in this area.
The Company believes its electrochromic automatic dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products.
There are numerous other companies in the world conducting research on various technologies, including eletrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these technologies have inherent cost or performance limitations as compared to the Company's technologies.
As the Company continues to expand its automatic dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. driver-assist features, rear video camera, etc.), the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features are brought to market.
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
Dimmable Aircraft Windows
The Company previously announced that it would provide variably dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. The Company continues to ship parts for the Boeing 787 Dreamliner Series of Aircraft.
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
Trademarks and Patents
The Company owns 26 U.S. Registered Trademarks and 495 U.S. Patents, of which 20 Registered Trademarks and 480 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2015 and 2033. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 128 foreign Registered Trademarks and 556 foreign Patents, of which 124 Registered Trademarks and 546 Patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2015 and 2039. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 6 U.S. Registered Trademarks, 15 U.S. Patents, 4 foreign Registered Trademarks, and 10 foreign Patents that relate to the Company’s fire protection products. The US Patents expire between 2017 and 2032, while the foreign patents expire between 2020 and 2027. The Company believes that the competitive advantage provided by these patents is relatively small.

The Company’s owns 15 U.S. Patents and 6 foreign Patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire between 2016 and 2032, while the foreign patents expire between 2021 and 2027.
The Company also has in process 146 U.S. Patent Applications, 70 foreign Patent Applications, and 14 Trademark Applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non- automatic-dimming rearview mirrors and electronics for the automotive industry, fire protection products for the fire protection industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, four of which each account for 10% or more of the Company’s annual sales (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen/Audi, Toyota Motor Company, FCA (Fiat Chrysler Automobiles) Group and Daimler AG. The loss of any of these customers could have a material adverse effect on the Company. The Company’s backlog of unshipped orders was $368.2 million and $322.3 million at February 1, 2015, and 2014, respectively.

At February 1, 2015, the Company had 4,196 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing.

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

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation, changes in general industry or regional market conditions; changes in consumer and customer preferences for our products; our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; integration of the newly acquired HomeLink business operations; retention of the newly acquired customers of the HomeLink business; and expansion of product offerings including those incorporating HomeLink technology. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. 97% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while improving, continues to be uncertain (especially in Europe and the Japan and Korean markets, which collectively are larger for us than North America as shipping destinations) and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part shortages, automotive plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer preference shift to smaller vehicles, where we have a lower penetration rate and lower content per vehicle, and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience bankruptcies, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

Automakers continue to experience volatility and uncertainty in executing planned new programs which result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This challenge makes it difficult for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including four automotive customers which each account for 10% or more of our annual net sales in 2014 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, FCA (Fiat Chrysler Automobiles) Group and Daimler AG. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
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

On March 31, 2014, the National Highway Traffic Safety Administration issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA ruling, as is indicated from the percentage of U.S. vehicles already having a rearview video solution, does not currently indicate an immediate opportunity for new Rear Camera Display (RCD) mirror applications for the Company. Customer opportunities may exist by the time the 100% requirement is in place, but there is no certainty in this regard. The Company’s rear camera display mirror application meets all the technical requirements of the NHTSA ruling when installed in a vehicle and appropriately paired with an OEM specified camera. The NHTSA ruling that rearview video systems are required has increased competition for systems capable of rear video in a variety of locations in the vehicle. Our Rear Camera Display (RCD) mirror application has and will continue to be affected by this increased competition.
Our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products could impact the long-term success of SmartBeam®. As we continue to expand the capabilities of our CMOS imager technology for additional driver-assist features, we recognize that we are competing against multiple-function driver-assist technologies that have presented and will continue to present a competitive threat for SmartBeam®.
Our CMOS imager technology when used as a rearward facing automotive video camera is a video camera that that competes with other commercially available automotive video cameras. While we believe our video camera, when combined with our display mirror products produces a higher dynamic range than other commercially available automotive video cameras, we recognize other technologies are highly competitive and these features are price sensitive. Our ability to market and sell our products may be affected by the high level of competition in this market.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration to allow automakers to use cameras as an option to replace conventional rearview mirrors. Rearview mirrors provide a robust and simple means to view the surrounding areas of a vehicle and are the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations. Examples of these limitations include: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imager cameras and video displays as well. The Company believes that combining video displays with mirrors may well provide a safer overall product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of camera imager performance, camera dynamic range, lens optics design, image processing from the camera to the display and camera lens cleaning. The Company acknowledges that as such technology evolves over time, there could be increased competition.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.

Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors and electronics, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China possess risk for the Company. This trend represents an increasing risk to technology companies in the United States, including the Company.

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
Credit Risk. In light of the continuing financial stresses within the certain regions within the worldwide automotive industry, certain automakers and Tier 1 customers are considering the sale of certain business segments or may be considering bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact timely customer payments and ultimately the collectability of receivables.
Our overall allowance for doubtful accounts primarily relates to financially distressed automotive mirror and electronics customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by one or more of our suppliers and/or an unrelated tier one supplier due to part shortages, natural disasters, work stoppages, strikes, bankruptcy, etc. could disrupt our shipments to one or more automakers or Tier 1 customers, which could adversely affect our business, financial condition, and/or results of operations.
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services could be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these potential costs. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.

IT Infrastructure. A failure of our information technology (IT) infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our businesses over a period of several years and continue to update and further implement new systems going forward. These systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations. We and certain of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, and the Company disclosed its findings to the SEC on Form SD on May 30, 2014. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

The European New Car Assessment Program (Euro NCAP) provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles could potentially replace the Company's SmartBeam application on these vehicles.

Interest Rate Risk. The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance an acquisition and working capital requirements. The Company's total variable-rate debt was $265.6 million as of December 31, 2014. As of December 31, 2014, the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $150 million of its variable-rate debt to fixed-rate debt with an effective date of July 31, 2015 and lasting through the term of the Company's loan agreement related thereto which is September 27, 2018. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other accrued liabilities in the amount of $1.5 million at December 31, 2014. As of December 31, 2014, the weighted-average interest rate on the Company's variable-rate debt was approximately 1.17%. Based on loan balances as of December 31, 2014 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $2.5 million dollars on an annual basis. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•
Volatility in commodity prices may adversely affect our business, financial condition and/or results of operations. If commodity prices rise, and if we are not able to recover these cost increases from our customers, such increases could have an adverse effect on our business, financial condition and/or results of operations.

•
Uncertain equity markets may negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an Other-Than-Temporary Impairment adjustment on available-for-sale securities.

•
General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall, general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

•	Manufacturing yield issues may negatively impact our business, financial condition and/or results of operations.

•	Obligations and costs associated with addressing quality issues or warranty claims may adversely affect our business, financial condition and/or results of operations.

Antitakeover Provisions. Our articles of incorporation, bylaws, and the laws of the state of Michigan include provisions that may provide our board of directors with adequate time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control.
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $13.17 to a high of $19.06 during 2014 as adjusted for a stock split effected in the form of a 100% stock dividend issued on December 31, 2014. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

•	variations in our anticipated or actual operating results or the results of our competitors;

•	changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;

•	intellectual property litigation and infringement claims;

•	the size of the public float of our common stock;

•	market conditions, including the industry in which we operate; and

•	general macroeconomic conditions.

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2014 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

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
In 2002, the Company expanded its manufacturing operations in Zeeland, Michigan, with the construction of a 150,000 square-foot automotive mirror manufacturing facility. In 2003, the Company also announced plans for a new 200,000 square-foot technical office facility linking the fourth manufacturing facility with its existing corporate office and production facility. The Company completed the construction of this facility and the new technical center in 2006 at a total cost of approximately $38 million, which was funded from its cash and cash equivalents on hand.
In 2008, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 60,000 square-foot building addition, which was completed at a cost of approximately $6 million, which was funded from cash and cash equivalents on hand.
In 2010, the Company purchased, with cash and cash equivalents on hand, an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The facility was operational in the first quarter of 2011 and at full capacity in the third quarter of 2011. The total cost to purchase the facility and building improvements was approximately $5 million. In 2012, the Company expanded this electronics assembly facility with the construction of a 125,000 square-foot expansion. The total cost of the facility expansion was approximately $25 million and was funded from cash and cash equivalents on hand.
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
In 2013, the Company completed a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, with a total approximate cost of $25 million. Also in 2013, the Company completed a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemistry labs, as well as air conditioning. This was completed for a total cost of approximately $11 million. The above projects were funded from cash and cash equivalents on hand.
In 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located in Zeeland, Michigan. The total cost of the project is expected to be approximately $30 - $35 million and will be completed in 2016. This project will be funded from cash and cash equivalents on hand.
Europe
The Company also has sales and engineering offices throughout Europe to support its sales and engineering efforts. In 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in Europe. In 2003, the Company constructed a 40,000 square-foot office and distribution facility in Erlenbach, Germany, at a cost of approximately $5 million, which was funded from cash and cash equivalents on hand. In 2014, the Company began design plans for a 50,000 square-foot expansion of this facility. This project is expected to cost approximately $7 million, is expected to be completed in 2016, and is to be funded from cash and cash equivalents on hand.
The Company also operates satellite sales and engineering offices in Pfaffenhoffen, Sindlelfingen and Cologne, Germany.
The Company currently also operates sales and engineering offices out of the United Kingdom, France, Sweden and Sofia, Bulgaria.
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
In 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea.
In 2005, the Company opened a sales and engineering office near Shanghai, China. In 2006, the Company purchased a 25,000 square-foot office and distribution facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand.
Capacity
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. As a result, in 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site where the Company previously performed master planning and completed land infrastructure improvements, located in Zeeland, Michigan. The total cost of the building project is expected to be approximately $30 - $35 million and will be completed in 2016 and will be funded with cash and cash equivalents on hand. Once operational, the Company expects that it will add capacity to produce an additional 5 - 7 million mirrors annually, depending on product mix.
The Company estimates that it currently has building capacity to manufacture approximately 24 - 27 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis basis and adds equipment as needed. In 2014, the Company shipped 21.2 million interior auto-dimming mirrors.

The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 10 - 12 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2014, the Company shipped approximately 7.8 million exterior auto-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 2, 2015, there were 2,286 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table. (Adjusted for 2-for-1 stock split effected in the form of a 100% stock dividend issued December 31, 2014).

	Common Stock Price Range		Dividends Declared Per Share
Quarter	2014	2013	2014	2013
First Quarter	$14.80 - 17.21	$9.06 - 10.16	$0.07	$0.07
Second Quarter	$13.90 - 15.89	$9.51 - 12.70	0.08	0.07
Third Quarter	$13.33 - 15.16	$10.65 - 13.13	0.08	0.07
Fourth Quarter	$13.17 - 19.06	$12.32 - 17.08	0.08	0.07
Year	$13.17 - 19.06	$9.06 - 17.08	$0.31	$0.28
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2009, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.055 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.06 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.065 per share until the Board takes other action with respect to the payment of dividends. In February 2013, The Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.07 per share until the Board takes other action with respect to the payment of dividends. In May 2014, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.08 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors. (All per share amounts have been adjusted to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend issued December 31, 2014)

(b) Not applicable.

(c) On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2014:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2014	—	—	—	8,000,000
February 2014	—	—	—	8,000,000
March 2013	—	—	—	8,000,000
April 2014	—	—	—	8,000,000
May 2014	—	—	—	8,000,000
June 2014	—	—	—	8,000,000
July 2014	345,000	$14.49	345,000	7,655,000
August 2014	—	$—	—	7,655,000
September 2014	358,130	$13.96	358,130	7,296,870
October 2014	—	—	—	7,296,870
November 2014	—	—	—	7,296,870
December 2014	1,094,350	18.29	1,094,350	6,202,520
Total	1,797,480		1,797,480

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

As of December 31, 2014, the Company has repurchased 57,797,480 shares at a total cost of $444,628,061 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
Total	57,797,480	$444,628,061

On December 5, 2014, the Company announced that its Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. On December 31, 2014, shareholders of record at the close of business on December 17, 2014, were issued one additional share of common stock for each share owned by such shareholder. The stock split increased the number of shares of common stock outstanding from approximately 147.6 million to approximately 295.2 million. Share and per-share amounts (including stock options and restricted stock) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2014	2013	2012	2011	2010
Net Sales	$1,375,501	$1,171,864	$1,099,560	$1,023,762	$816,263
Net Income	288,605	222,930	168,587	164,668	137,734
Earnings Per Share (Fully Diluted)	$0.98	$0.77	$0.59	$0.57	$0.49
Gross Profit Margin	39.2%	36.8%	33.9%	35.3%	36.2%
Cash Dividends per Common Share	$0.31	$0.28	$0.26	$0.24	$0.22
Total Assets	$2,022,540	$1,764,088	$1,265,691	$1,176,027	$1,022,691
Long-Term Debt Outstanding at Year End	$258,125	$265,625	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2014	2013
	Year Ended December 31,			Vs	Vs
	2014	2013	2012	2013	2012
Net Sales	100.0%	100.0%	100.0%	17.4%	6.6%
Cost of Goods Sold	60.8	63.2	66.1	12.9	2.0
Gross Profit	39.2	36.8	33.9	25.1	15.5
Operating Expenses:
Engineering, Research and Development	6.1	6.5	7.7	10.0	(10.0)
Selling, General and Administrative	4.1	4.2	4.4	12.9	2.3
Litigation Settlement	—	—	0.5	N/A	(100.0)
Total Operating Expenses:	10.2	10.8	12.6	11.2	(8.9)
Operating Income	29.0	26.0	21.3	30.9	30.0
Other Income/(Expense)	1.2	2.0	1.4	(29.3)	53.7
Income Before Provision for Income Taxes	30.2	28.0	22.7	26.6	31.4
Provision for Income Taxes	9.2	9.0	7.4	20.5	29.7
Net Income	21.0%	19.0%	15.3%	29.5%	32.2%

Results of Operations: 2014 to 2013
Net Sales. Company net sales increased by $203.6 million, or 17% compared to the prior year. Automotive net sales increased due to the acquisition of HomeLink® and an 11% increase in auto-dimming mirror shipments, from 26.2 million units in 2013 to 29.0 million units in 2014, primarily reflecting increased overall penetration of auto-dimming mirrors. North American automotive mirror unit shipments increased 6% in 2014 compared with the prior year, primarily due to a 12% increase in shipments of the Company's exterior auto-dimming mirrors. International automotive mirror unit shipments increased 14% in 2014 when compared with the prior year, primarily due to increased penetration of both interior and exterior auto-dimming mirrors to certain European and Japanese automakers.
Other net sales increased 27% to $35.4 million compared to the prior year, as dimmable aircraft window sales increased 54% year over year and fire protection sales increased 4% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 63.2% in 2013 to 60.8% in 2014, primarily reflecting improvements in product mix , purchasing cost reductions, and the impact of the HomeLink® acquisition, partially offset by annual automotive customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 125 - 150 basis points.
Operating Expenses. Engineering, research and development expenses increased by $7.7 million from 2013 to 2014, and was 6% of net sales down from 7% of sales in the prior year. E, R & D expenses in 2014 increased 10% year over year, compared to calendar year 2013 primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative expenses increased by $6.4 million or 13% from 2013 to 2014, and remained at 4% of net sales. The primary reason for the increase from 2013 to 2014 was increased amortization expense related to the HomeLink acquisition.
Total Other Income/(Expense). Investment income decreased $0.7 million in 2014 versus 2013, primarily due to lower year-end mutual fund distribution income. Other income – net decreased $6.1 million in 2014 versus 2013, primarily due to decreased realized gains on the sale of equity investments, and increased interest expense associated with the Company's debt financing.
Taxes. The effective tax rate was 30.5% for year ended December 31, 2014 compared to 32.0% the prior year. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The decrease in the effective tax rate from the prior year is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 of $5.5 million, as well as incremental benefits realized as part of original 2013 tax return of approximately $1.8 million plus the $3 million in estimated benefit for 2014 for a total of $10.3 million in decreased taxes, all realized during 2014.
Net Income. Net income increased by $65.7 million, or 29% year over year, primarily due to increased sales and gross profit.

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
The Company's cash and cash equivalents were $497.4 million, $309.6 million and $389.7 million as of December 31, 2014, 2013 and 2012, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $10.1 million, $8.1 million and $6.6 million as of December 31, 2014, 2013 and 2012, respectively. The funds held by foreign subsidiaries are considered indefinitely reinvested to be used to support operations outside the United States. The Company does not intend to repatriate any foreign cash or cash equivalents in the foreseeable future. These amounts would be subject to possible U.S. taxation only if remitted as dividends.
The Company's current ratio increased from 5.0 as of December 31, 2013, to 6.4 as of December 31, 2014, primarily due to an increase in cash and cash equivalents as a result of increased operating cash flows. The Company's current ratio decreased from 8.5 as of December 31, 2012, to 5.0 as of December 31, 2013, primarily as a result of a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by a decrease in inventory.
Cash flow from operating activities was $327.2 million, $317.3 million and $257.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash flow from operating activities increased $9.9 million for the year ended December 31, 2014 compared to the prior year, primarily due to increased net income. Cash flow from operating activities increased $59.4 million for the year ended December 31, 2013, compared the same period in 2012, primarily due to increases in net income and reductions in inventory.
Cash flow used for investing activities for the year ended December 31, 2014 decreased by $553.5 million to $79.7 million, compared with $633.3 million, during 2013, primarily due to the HomeLink® acquisition in 2013. Cash flow used for investing activities for the year ended December 31, 2013 increased $501.2 million to $633.3 million, compared to the year ended December 31, 2012, primarily due to the HomeLink® acquisition in 2013. Capital expenditures for the year ended December 31, 2014, were $72.5 million, compared with $55.4 million for the prior year year, primarily due to an increase in production equipment purchases and building related costs. Capital expenditures for the year ended December 31, 2013 were $55.4 million, compared with $117.5 million the prior year, primarily due to reductions in building related costs and reduced production equipment purchases.
Cash flow used for financing activities for the year ended December 31, 2014, increased $295.5 million to $59.7 million, compared to the prior year, primarily due to dividends paid and common stock repurchases. Cash flow from financing activities for the year ended December 31, 2013, increased $329.9 million to $235.8 million compared to the prior year, primarily due to proceeds from borrowings on the Company's long-term debt financing, discussed further in Note 2 to the Consolidated Financial Statements.
Cash and cash equivalents as of December 31, 2014 increased $187.8 million compared to December 31, 2013, primarily due to cash flow from operating activities, partially offset by dividends paid and capital expenditures.
Accounts receivable as of December 31, 2014 increased $25.0 million compared to December 31, 2013, primarily due to the higher sequential sales level.
Inventories as of December 31, 2014, increased $21.7 million compared to December 31, 2013, primarily due to increases in raw materials inventory.
Long-term investments as of December 31, 2014, increased $7.6 million compared to December 31, 2013, primarily due to realized gains on sales of equity investments that were re-invested.
Intangible Assets, net as of December 31, 2014 decreased $19.3 million due to the amortization expenses of definitive lived intangible assets and patents, discussed further in in Note 11 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2014, increased $14.9 million compared to December 31, 2013, primarily due the timing of certain payments.
Long term debt as of December 31, 2014 decreased $7.5 million, due to principal repayments on the Company's long term debt financing. Additionally, the Company entered into an interest rate swap transaction on October 1, 2014 as discussed further in Note 2 of the Consolidated Financial Statements.
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

	2014	2013	2012
Working Capital	$723,206,531	$481,205,828	$656,705,598
Long Term Investments	114,642,567	107,005,522	141,834,034
Total	$837,849,098	$588,211,350	$798,539,632

On December 5, 2014, the Company announced that its Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. On December 31, 2014, shareholders of record at the close of business on December 17, 2014, were issued one additional share of common stock for each share owned by such shareholder. The stock split increased the number of shares of common stock outstanding from approximately 147.6 million to approximately 295.2 million. Share and per-share amounts (including stock options and restricted stock) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.

Please refer to Part II, Item 5, for a complete discussion regarding the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for calendar year 2015 are approximately 17.4 million units for North America, 20.0 million for Europe and 13.2 million for Japan and Korea. Based on the above light vehicle production forecasts, the Company is provided certain guidance for calendar year 2015.
The Company currently estimates that top line revenue for calendar year 2015 will be between $1.47 and $1.54 billion, and that the gross profit margin for calendar year 2015 will be between 38.5% and 39.5%. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, making forecasting difficult.
The Company also estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are currently expected to be between $150 and $157 million for calendar year 2015, primarily due to staffing and benefit costs which continue to support growth and the development of new business.
In light of on-going demand for our auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently anticipates that 2015 capital expenditures will be approximately $95 - $105 million, a majority of which will be production equipment purchases. 2015 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2015 will be approximately $85 - $90 million.
The Company is also estimating that its tax rate will be between 31.5% and 32.5% for calendar year 2015.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-

temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments). Interest rate fluctuations on the Company's long term debt financing could negatively impact our financial performance due to increased borrowing costs. Refer to Note 2 of the Consolidated Financial Statements regarding further discussion of the Company's long term debt obligations as well as its interest rate swap transaction entered into on October 1, 2014.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2014, approximately 6% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 7% for 2013 and 8% for 2012). The Company currently expects that approximately 5% of the Company’s net sales in 2015 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies traded on the U.S. stock markets:
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2014 .

	Total	Less than 1 Year		1-3 Years		After 3 Years
Short-term debt	7.5	7.5		—	—	—
Long-term debt	133.1	—		15.0		118.1
Interest on short and long-term debt	60.0	3.6		8.1		48.3
Operating leases	2.7	1.6		1.1		—
Purchase obligations	176.2	176.2
Dividends payable	23.6	23.6		—		—
Total	403.1	212.5	—	24.2		166.4
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
Accounts Receivable. The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through on-going interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate. Actual collections can differ, requiring adjustments to the allowances, but historically such adjustments have not been material.
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

Goodwill and Intangible Assets.

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments using a fair value method which incorporates management’s judgments and assumptions and may incorporate third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses a combination of widely accepted valuation methodologies incorporating certain judgments and assumptions to arrive at the fair value of the reporting unit.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable and no impairment existed at December 31, 2014 or December 31, 2013, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

Refer to Note 11, "Goodwill and Intangible Assets" of the notes to consolidated financial statements for information regarding the impairment testing performed in calendar year 2014.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See “Market Risk Disclosure” in Management’s Discussion and Analysis (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2014	2013	2014	2013	2014	2013	2014	2013
Net Sales	$335,739	$269,499	$338,437	$286,974	$350,914	$288,622	$350,411	$326,770
Gross Profit	131,299	93,464	134,292	102,613	138,626	105,962	134,673	128,694
Operating Income	97,178	63,854	99,835	71,596	103,206	73,656	98,615	95,636
Net Income	68,566	45,431	76,727	52,097	72,337	55,521	70,975	69,881
Diluted Earnings per share	$0.24	$0.16	$0.26	$0.18	$0.25	$0.19	$0.24	$0.24
Basic Earnings per share	$0.24	$0.16	$0.27	$0.18	$0.25	$0.20	$0.24	$0.24

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2014.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures [(as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)] as of December 31, 2014, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2014.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant.
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	POSITION HELD SINCE
Fred Bauer	72	Chief Executive Officer	May 1986
Mark Newton	55	Senior Vice President	August 2010
Steve Downing	37	Vice President, Finance and Treasurer and Chief Financial Officer	May 2013
Kevin Nash	40	Vice President, Accounting and Chief Accounting Officer	June 2014
Joseph Matthews	46	Vice President, Purchasing	June 2014
Bruce Los	58	Former Senior Vice President	Feb. 2012 - June 2014
There are no family relationships among the officers listed in the preceding table.
Fred Bauer has held his current position with the Company for more than five years.
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
Steve Downing had previously served as Vice President of Commercial Management from July 2012 to May 2013, as Director of Commercial Management from June 2009 to July 2012, as Commercial Manager from October 2006 to June 2009, as Senior Financial Analyst from April 2006 to October 2006, and prior to that was a Financial Analyst from his hire date in July 2002 to April 2006.
Kevin Nash was elected Vice President of Accounting and Chief Accounting Officer on June 16, 2014. He previously served as Director of Accounting and Chief Accounting Officer from June 2013 to June 2014, as Corporate Controller from January 2007 to June 2013, as Accounting Manager from May 2004 to January 2007 and prior to that was a Senior Accountant from his hire date in July 1999 to May 2004.
Joseph Matthews was elected Vice President of Purchasing on June 16, 2014. He previously served as Director of Purchasing from February 2013 to June 2014 and prior to that was the Purchasing Manager from his hire date in February 2010 to February 2013.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2015 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2014 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. See Part II, Item 8.
2. Financial Statements Schedules. None required or not applicable.

3. Exhibits. See Exhibit Index on Page 60

(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, Vice President-Finance and Treasurer
Date:	February 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of February, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Fred T. Bauer
Fred T. Bauer, Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Steven R. Downing
Steven R. Downing, Vice President - Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

By:	/s/ Kevin C. Nash
Kevin C. Nash, Vice President - Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

Each Director of the registrant whose signature appears below hereby appoints Steve Downing or Kevin Nash, as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

/s/ Fred T. Bauer	Director
Fred T. Bauer

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ John Mulder	Director
John Mulder

/s/ Mark Newton	Director
Mark Newton

/s/ Richard Schaum	Director
Richard Schaum

/s/ Fred Sotok	Director
Fred Sotok

/s/ Peter Hoekstra	Director
Peter Hoekstra

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gentex Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 23, 2015

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,429,804	$309,591,724
Accounts receivable	168,008,704	143,046,590
Inventories	141,757,884	120,074,164
Prepaid expenses and other	49,441,302	28,473,764
Total current assets	856,637,694	601,186,242
PLANT AND EQUIPMENT:
Land, buildings and improvements	231,160,686	223,191,567
Machinery and equipment	554,425,200	507,768,233
Construction-in-process	56,685,789	41,481,572
Total Plant and Equipment	842,271,675	772,441,372
Less- Accumulated depreciation	(468,880,683)	(415,420,147)
Net Plant and Equipment	373,390,992	357,021,225
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	114,642,567	107,005,522
Intangible Assets, net	346,875,000	366,175,000
Patents and other assets, net	23,627,931	25,334,600
	792,511,343	805,880,967
TOTAL ASSETS	$2,022,540,029	$1,764,088,434
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$71,456,983	$56,510,321
Accrued liabilities:
Salaries, wages and vacation	8,984,609	7,770,868
Income taxes	768,142	13,316,102
Royalties	12,051,121	9,374,449
Dividends declared	23,619,837	20,380,923
Current portion of long term debt	7,500,000	7,500,000
Other	9,050,471	5,127,751
Total current liabilities	133,431,163	119,980,414
LONG TERM DEBT	258,125,000	265,625,000
DEFERRED INCOME TAXES	59,571,421	50,879,337

TOTAL LIABILITIES	451,127,584	436,484,751

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 400,000,000 shares authorized; 295,247,958 and 291,156,046 shares issued and outstanding in 2014 and 2013 respectively.	17,714,877	17,469,362
Additional paid-in capital	553,836,483	470,131,097
Retained earnings	988,548,070	818,027,861
Accumulated other comprehensive income:
Unrealized gain on investments	10,868,322	19,467,441
Unrealized gain (loss) on derivatives	(959,206)	—
Cumulative translation adjustment	1,403,899	2,507,922
Total shareholders’ investment	1,571,412,445	1,327,603,683
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,022,540,029	$1,764,088,434
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
NET SALES	$1,375,501,159	$1,171,864,171	$1,099,559,521

COST OF GOODS SOLD	836,611,464	741,131,269	726,740,962

Gross profit	538,889,695	430,732,902	372,818,559

OPERATING EXPENSES:
Engineering, research and development	84,175,738	76,495,051	85,003,602
Selling, general and administrative	55,879,783	49,496,038	48,359,725
Litigation Settlement	—	—	5,000,000
Total operating expenses	140,055,521	125,991,089	138,363,327

Income from operations	398,834,174	304,741,813	234,455,232

OTHER INCOME:
Investment income	6,016,727	6,724,717	5,307,180
Other, net	10,475,589	16,597,513	9,863,188
Total other income	16,492,316	23,322,230	15,170,368

Income before provision for income taxes	415,326,490	328,064,043	249,625,600

PROVISION FOR INCOME TAXES	126,721,911	105,134,094	81,038,760

NET INCOME	$288,604,579	$222,929,949	$168,586,840

EARNINGS PER SHARE:
Basic	$0.99	$0.78	$0.59
Diluted	$0.98	$0.77	$0.59

Cash Dividends Declared per Share	$0.31	$0.28	$0.26
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Net Income	$288,604,579	$222,929,949	$168,586,840

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(1,104,023)	48,989	328,976
Unrealized gains (losses) on derivatives	(1,475,702)	—	—
Unrealized gains (losses) on available-for sales securities, net	(13,229,414)	6,701,020	7,230,048

Other comprehensive income (loss), before tax	(15,809,139)	6,750,009	7,559,024

Provision for income taxes related to components of other comprehensive income	(5,146,791)	2,345,357	2,530,516

Other comprehensive Income (loss), net of tax	(10,662,348)	4,404,652	5,028,508

Comprehensive Income	$277,942,231	$227,334,601	$173,615,348

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2012	288,139,126	$17,288,348	$386,585,717	$610,702,253	$12,542,203	$1,027,118,521
Issuance of common stock and the tax benefit of stock plan transactions	1,957,246	117,434	12,091,447	—	—	12,208,881
Repurchases of common stock	(3,943,658)	(236,620)	(4,929,572)	(28,550,533)		(33,716,725)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	16,433,837		—	16,433,837
Dividends declared ($.26 per share)	—	—	—	(74,699,306)	—	(74,699,306)
Net income	—	—	—	168,586,840	—	168,586,840
Other comprehensive income	—	—	—	—	5,028,508	5,028,508
BALANCE AS OF DECEMBER 31, 2012	286,152,714	17,169,162	410,181,429	676,039,254	17,570,711	1,120,960,556
Issuance of common stock and the tax benefit of stock plan transactions	5,003,332	300,200	42,522,435	—	—	42,822,635
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	17,427,233		—	17,427,233
Dividends declared ($.28 per share)	—	—	—	(80,941,342)	—	(80,941,342)
Net income	—	—	—	222,929,949	—	222,929,949
Other comprehensive income	—	—	—	—	4,404,652	4,404,652
BALANCE AS OF DECEMBER 31, 2013	291,156,046	$17,469,362	$470,131,097	$818,027,861	$21,975,363	$1,327,603,683
Issuance of common stock and the tax benefit of stock plan transactions	5,889,392	353,362	65,117,982	—	—	65,471,344
Repurchases of common stock	(1,797,480)	(107,847)	(2,689,587)	(27,213,448)		(30,010,882)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,276,991	—	—	21,276,991
Dividends declared ($.31 per share)	—	—	—	(90,870,922)	—	(90,870,922)
Net income	—	—	—	288,604,579	—	288,604,579
Other comprehensive income (loss)	—	—	—	—	(10,662,348)	(10,662,348)
BALANCE AS OF DECEMBER 31, 2014	295,247,958	$17,714,877	$553,836,483	$988,548,070	$11,313,015	$1,571,412,445
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,604,579	$222,929,949	$168,586,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,376,305	62,854,155	50,179,823
Gain on disposal of assets	(44,410)	(54,520)	(419,382)
Loss on disposal of assets	640,918	2,162,610	952,190
Gain on sale of investments	(16,742,536)	(19,012,429)	(9,584,288)
Loss on sale of investments	1,149,627	882,918	1,216,027
Deferred income taxes	14,817,959	(7,726,800)	843,484
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	21,276,991	17,427,233	16,433,837
Excess tax benefits from stock based compensation	(5,502,339)	(4,445,064)	(815,651)
Change in operating assets and liabilities:
Accounts receivable	(24,962,114)	(22,347,450)	810,022
Inventories	(21,683,721)	39,856,102	28,823,046
Prepaid expenses and other	(21,946,622)	(2,374,913)	14,868,742
Accounts payable	14,946,662	13,310,319	(22,270,571)
Accrued liabilities	(708,190)	13,876,720	8,221,935
Net cash provided by operating activities	327,223,109	317,338,830	257,846,054
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	75,613,807	82,862,644	38,831,234
Maturities and calls	—	98,142,408	75,652,000
Purchases	(80,887,357)	(60,543,153)	(112,545,415)
Plant and equipment additions	(72,518,987)	(55,380,457)	(117,474,449)
Proceeds from sale of plant and equipment	223,833	386,399	1,064,614
Acquisition of businesses, net of cash acquired	—	(698,150,900)	—
Increase in other assets	(2,144,779)	(573,560)	(17,602,228)
Net cash (used for) investing activities	(79,713,483)	(633,256,619)	(132,074,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	275,000,000	—
Repayment of long-term debt	(7,500,000)	(1,875,000)	—
Deferred financing costs	—	(956,441)	—
Issuance of common stock from stock plan transactions	59,969,006	38,377,571	12,208,881
Cash dividends paid	(87,632,009)	(79,160,345)	(73,387,727)
Repurchases of common stock	(30,010,882)	—	(33,716,725)
Excess tax benefits from stock based compensation	5,502,339	4,445,064	815,651
Net cash provided by (used for) financing activities	(59,671,546)	235,830,849	(94,079,920)
NET INCREASE IN CASH AND CASH EQUIVALENTS	187,838,080	(80,086,940)	31,691,890
CASH AND CASH EQUIVALENTS, Beginning of year	309,591,724	389,678,664	357,986,774
CASH AND CASH EQUIVALENTS, End of year	$497,429,804	$309,591,724	$389,678,664
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic dimming automotive rearview mirrors and various electronic modules. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company’s fire protection products are primarily sold to domestic distributors and original equipment manufacturers of fire and security systems. Aircraft windows are sold for use by aircraft manufacturers and a tier 1 supplier. The Company does not require collateral or other security for trade accounts receivable.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$3,202,388	$(300,000)	$(191,140)	$2,711,248
Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$3,400,000	$—	$(197,612)	$3,202,388
Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$3,400,000	$(577)	577*	$3,400,000

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
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2014 and December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$497,429,804	$497,429,804	$—	$—
Short-Term Investments:
Other	1,021	1,021
Long-Term Investments:
Corporate Bonds	—
Common Stocks	24,648,451	24,648,451	—	—
Mutual Funds – Equity	89,994,116	89,994,116	—	—
Total	$612,073,392	$612,073,392	$—	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$309,591,724	$309,591,724	$—	$—
Long-Term Investments:
Common Stocks	33,282,439	33,282,439	—	—
Mutual Funds – Equity	73,723,083	73,723,083	—	—
Total	$416,597,246	$416,597,246	$—	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2014 and 2013:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2014	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	1,021			1,021
Long-Term Investments:
Common Stocks	17,069,742	7,933,717	(355,008)	24,648,451
Mutual Funds-Equity	80,852,329	9,922,204	(780,417)	89,994,116
Total	$97,923,092	$17,855,921	$(1,135,425)	$114,643,588

	Unrealized
2013	Cost	Gains	Losses	Market Value
Long-Term Investments:				—
Common Stocks	22,799,035	10,532,007	(48,603)	33,282,439
Mutual Funds-Equity	54,256,577	19,466,506	—	73,723,083
Total	$77,055,612	$29,998,513	(48,603)	$107,005,522
Unrealized losses on investments as of December 31, 2014 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,135,425	$19,972,258
Unrealized losses on investments as of December 31, 2013 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$48,603	$1,886,080
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2014 and 2013.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2014 and 2013.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2014 and 2013:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2014	2013
Raw materials	$90,780,320	$75,081,810
Work-in-process	24,135,944	21,409,976
Finished goods	26,841,620	23,582,378
Total Inventory	$141,757,884	$120,074,164
Allowances for slow-moving and obsolete inventories (which are included in the above inventory values) were $6.7 million and $6.9 million at December 31, 2014 and 2013. The year-over-year decrease in the allowance was primarily the result of write-offs of previously reserved inventory.
Plant and Equipment
Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $55.3 million, $55.0 million and $48.5 million in 2014, 2013 and 2012, respectively.
Impairment or Disposal of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. The Company periodically obtains intellectual property rights, in the ordinary course of business, and the cost of the rights are amortized over their useful lives.

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments using a fair value method which incorporates management’s judgments and assumptions and may incorporate third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses a combination of widely accepted valuation methodologies incorporating certain judgments and assumptions to arrive at the fair value of the reporting unit.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests were the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable and no impairment existed at December 31, 2014 or December 31, 2013, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

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
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1.1 million, $0.4 million and $1.0 million, in 2014, 2013 and 2012, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $17.9 million, $14.9 million and $13.8 million, in 2014, 2013 and 2012, respectively.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2014, 2013 and 2012. The Company does not offer extended warranties on its products.
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
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years adjusted for the 2 for 1 common stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

	2014	2013	2012
Numerators:
Numerator for both basic and diluted EPS, net income	$288,604,579	$222,929,949	$168,586,840
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	290,952,123	286,920,036	286,195,060
Potentially dilutive shares resulting from stock option plans	3,347,236	1,628,306	1,741,002
Denominator for diluted EPS	294,299,359	288,548,342	287,936,062
For the years ended December 31, 2014, 2013 and 2012, 1,228,694, 6,754,622 and 6,665,438 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Other Comprehensive Income (Loss)
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments, unrealized gains and losses on certain derivative financial instruments and foreign currency translation adjustments and is further detailed in Note 9 to the Consolidated Financial Statements.
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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the guidance provided in ASC Topic 815, Derivatives and Hedging. The guidance requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets and measured at fair value. For derivatives designated as cash flow hedges, fair value changes in the effective portion of the hedging

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

instrument are recognized in accumulated other comprehensive income on the consolidated balance sheets until the forecasted transaction affects earnings of the consolidated entity. Any ineffective portion of the fair value change is recognized in earnings immediately. At December 31, 2014, there was no ineffectiveness.

The Company seeks to reduce exposure to interest rate fluctuations through the use of an interest rate swap agreement. The Company does not buy and sell such financial instruments for investment or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s practice to manage its credit risk on these transactions by dealing highly rated financial institutions.

Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, “Compensation - Stock Compensation.” As described more fully in Note 5, the Company provides compensation benefits under two stock option plans, a restricted stock plan and an employee stock purchase plan.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)	DEBT AND FINANCING ARRANGEMENTS

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility ("Revolver") and a $150 million term loan facility ("Term Loan"). Under the terms of the Credit Agreement, the Company is entitled, to further request an additional aggregate principal amount of up to $75 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit agreement are not secured, but are subject to certain covenants. The Revolver expires and the Term Loan matures on September 27, 2018.

During the years ended December 31, 2014 and 2013, the Company made principal repayments of $7.5 million and $1.9 million respectively, plus accrued interest, on the Term Loan, and accrued interest on the Revolver. The Company used cash and cash equivalents to fund the payments. As of December 31, 2014, $125 million was outstanding under the Revolver had the Company had availability of $25 million on the Revolver. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of December 31, 2014, $140.6 million was outstanding under the Term Loan.

As of December 31, 2014, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of December 31, 2014, the interest rate on its borrowings is equal to 1.17%. Interest expense for the years ended December 31, 2014 and 2013 are netted within the "Other, net" section of the Consolidated Statements of Income and were $3.5 million and $0.9 million, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2014, the Company was in compliance with its covenants under the Credit Agreement.

Interest Rate Swap

On October 1, 2014, the Company entered into an interest rate swap transaction with a bank (the “Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2013. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap has an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility to 1.89%, as of the effective date. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. This derivative instrument has been designated as a cash flow hedge of the variable interest payments on the related debt.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	December 31, 2014	December 31, 2013	December 31, 2012
Interest Rate swap	$150,000,000	$—	$—

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy. The Company uses the market approach to derive the value of its level 2 fair value measurements. Interest rate swaps are valued using publicized swap curves.

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	December 31, 2014	December 31, 2013	December 31, 2012
Financial assets:
Interest Rate Swap Asset	$—	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$1,475,702	$—	$—

Based on loan balances as of December 31, 2014 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $2.5 million dollars on an annual basis.

(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Beginning of year	$7,351,000	$4,168,000	$2,476,000
Additions based on tax positions related to the current year	1,328,000	1,595,000	785,000
Additions for tax positions in prior years	634,000	1,633,000	907,000
Reductions for tax positions in prior years	(676,000)	(45,000)	—
Reductions as a result of a lapse of the applicable statute of limitations	(349,000)	—	—
End of year	$8,288,000	$7,351,000	$4,168,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $821,000 and $555,000 for interest as of December 31, 2014 and 2013, respectively. Interest recorded during 2014, 2013 and 2012 was not considered significant.
The Company is also subject to periodic and routine audits in both domestic and foreign tax jurisdictions, and it is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit.
Based on the current audits in process, the payment of taxes as a result of audit settlements and the completion of tax examinations the Company does not expect these to have a material impact on the Company’s financial position or results of operations.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

In December 2014, the 2014 Tax Increase Prevention Act (TIPA) was signed into law and reinstated retroactively to January 1, 2014 various tax provisions known as tax "extenders" that had expired as of December 31, 2013. In accordance with ASC 740-45-15, the effects of changes in tax rates and laws on deferred tax balances and tax rates are recognized in the period the new legislation is enacted. As a result, the impact of the new legislation is reflected in the Company's consolidated financial position and results of operations in the fourth quarter of 2014.
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
The foreign components of income before the provision for income taxes were not material as of December 31, 2014, 2013 and 2012. The components of the provision for income taxes are as follows:

	2014	2013	2012
Currently payable:
Federal	$108,689,911	$95,285,094	$76,507,760
State	2,236,000	3,259,000	2,450,000
Foreign	978,000	1,353,000	1,238,000
Total	111,903,911	99,897,094	80,195,760
Net deferred:
Primarily federal	14,818,000	5,237,000	843,000
Provision for income taxes	$126,721,911	$105,134,094	$81,038,760
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $10.8 million, $7.4 million and $1.5 million in 2014, 2013 and 2012, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2014	2013	2012
Statutory federal income tax rate	35.00%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.30	0.6	0.6
Domestic production exclusion	(2.60)	(3.1)	(2.9)
Research tax credit (1)	(2.00)	(0.4)	—
Other	(0.20)	(0.1)	(0.2)
Effective income tax rate	30.50%	32.0%	32.5%
1) - Research tax credits applied in 2014 related to prior tax year amended tax filings were approximately 1.3 percentage points of the 2 percentage point reduction in the effective income tax rate.

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2014 and 2013, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

	2014		2013
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$2,605,711	$224,803	$2,970,671	$182,803
Stock based compensation	13,508,845	2,508,304	13,290,429	2,202,940
Impairment loss on available-for-sale securities	—	135,724	—	175,091
Intangible Assets	—	—	—	169,913
Other	4,440,407	19,765	4,713,241	40,203
Total deferred income tax assets	20,554,963	2,888,596	20,974,341	2,770,950
Liabilities:
Excess tax over book depreciation	—	(46,017,949)	—	(41,374,851)
Goodwill	—	(8,868,168)	—	(1,792,968)
Unrealized gain on investments	—	(6,368,670)	—	(10,482,468)
Intangible assets	—	(1,205,230)	—	—
Other	(1,117,956)		(558,249)
Net deferred income taxes	$19,437,007	$(59,571,421)	$20,416,092	$(50,879,337)
Income taxes paid in cash were approximately $128.8 million, $97.1 million and $63.4 million in 2014, 2013 and 2012, respectively.
No provision has been made for U.S. Federal and State income taxes on foreign taxes that may result from remittances of undistributed earnings of foreign subsidiaries as of December 31, 2014, 2013 and 2012. The Company expects such earnings will remain reinvested in those foreign subsidiaries indefinitely. Undistributed foreign earnings were not material as of December 31, 2014, 2013 and 2012.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2014, 2013 and 2012 the Company’s contributions were approximately $5.1 million, $2.8 million and $2.5 million, respectively. The increase in the Company's matching contributions in 2014 were due to changes, approved by the Company's Board of Directors, to the rate of Company match as well as increased participation in the plan.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2014, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders. On December 5, 2014, the Company announced that its Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. On December 31, 2014, shareholders of record at the close of business on December 17, 2014, were issued one additional share of common stock for each share owned by such shareholder.

Employee Stock Option Plan
In May 2014, the Employee Stock Option Plan was approved by shareholders, amending and restating a prior plan. The Company may grant up to 24,000,000 shares of common stock under the plan. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and technical personnel and as a means for retaining certain employees of the Company and allow them to purchase shares

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

of common stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Company.
The Company has granted options on 5,255,536 shares (net of shares from canceled/expired options) under the new plan through December 31, 2014. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2014	2013	2012
Dividend yield (1)	2.3%	2.6%	2.7%
Expected volatility (2)	38.5%	44.7%	45.5%
Risk-free interest rate (3)	1.7%	1.3%	0.8%
Expected term of options (in years) (4)	4.2	4.0	4.1
Weighted-average grant-date fair value	$4	$4	$3
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

As of December 31, 2014, there was $27,959,369 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.1 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2014, 2013 and 2012, and changes during the same periods are presented in the tables and narrative below and have been adjusted to reflect the 2 for 1 common stock split effected in the form of a 100% stock dividend on December 31, 2014.

	2014
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	18,000	$12
Granted	5,757	15
Exercised	(5,224)	11		$26,618
Forfeited	(704)	13
Outstanding at End of Year	17,829	13	3.5 Yrs	$90,759
Exercisable at End of Year	4,564	$12	2.3 Yrs	$28,342

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2013
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,722	$11
Granted	5,462	13
Exercised	(4,450)	8		$20,884
Forfeited	(734)	12
Outstanding at End of Year	18,000	12	3.4 Yrs	$85,633
Exercisable at End of Year	5,490	$12	2.3 Yrs	$28,302

	2012
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	15,110	$11
Granted	5,282	10
Exercised	(1,378)	8		$3,810
Forfeited	(1,292)	11
Outstanding at End of Year	17,722	11	3.4 Yrs	$11,730
Exercisable at End of Year	6,006	$10	2.2 Yrs	$7,617

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2014, 2013, and 2012, are presented in the table and narrative below:

	2014		2013		2012
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	12,508	$4	11,716	$3	11,060	$3
Granted	5,757	4	5,462	4	5,282	3
Vested	(4,346)	3	(4,044)	3	(3,872)	3
Forfeited	(654)	4	(626)	4	(754)	3
Nonvested Stock Options at End of Year	13,265	$4	12,508	$4	11,716	$3

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 266,000 shares (net of shares from canceled options) under the new director plan and 1,086,480 shares (net of shares from exercised/canceled options) under a prior plan through December 31, 2014. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2014	2013	2012
Dividend yield (1)	2.2%	2.7%	2.6%
Expected volatility (2)	39.6%	45.9%	44.5%
Risk-free interest rate (3)	2.5%	1.9%	1.7%
Expected term of options (in years) (4)	6.4	7.0	6.8
Weighted-average grant-date fair value	$5	$5	$4
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

As of December 31, 2014, there were no unrecognized compensation costs related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2014, 2013, and 2012, and changes during the same periods are presented in the tables and narrative below:

	2014
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	462	$11
Granted	98	14
Exercised	(167)	10		$893
Forfeited	(12)	16
Outstanding at End of Year	381	12	6.7 Yrs	$2,137
Exercisable at End of Year	381	$12	6.7 Yrs	$2,137

	2013
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	468	$11
Granted	84	12
Exercised	(90)	10		$300
Forfeited	—	—
Outstanding at End of Year	462	11	6.4 Yrs	$2,491
Exercisable at End of Year	462	$11	6.4 Yrs	$2,491

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2012
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	384	$11
Granted	84	11
Exercised	—	—
Forfeited	—	—
Outstanding at End of Year	468	11	6.4 Yrs	$225
Exercisable at End of Year	468	$11	6.4 Yrs	$225

A summary of the status of the Company’s nonvested Nonemployee Director Stock Option Plan activity for the years ended December 31, 2014, 2013, and 2012, are presented in the table and narrative below:

	2014		2013		2012
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	—	$—	—	$—	—	$—
Granted	98	5	84	5	84	4
Vested	(98)	5	(84)	5	(84)	4
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2014 Plan and the prior plan in the years ended December 31, 2014, 2013 and 2012.

Plan	2014	2013	2012	Cumulative Shares Issued in 2014	Weighted Average Fair Value 2013
2013 Employee Stock Purchase Plan	137,028	102,924	—	239,952	$12.99
2003 Employee Stock Purchase Plan	—	52,340	204,996	2,400,000	$8.51
Total shares sold to employees	137,028	155,264	204,996
Restricted Stock Plan
In 2008, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 4,000,000 shares and to extend the Plan’s termination date to February 21, 2018. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 1,577,580 shares outstanding under the plan as of December 31, 2014. During 2014, 2013, and 2012, 431,880, 374,180 and 451,460 shares, respectively, were granted with a restriction period of five years at

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

market prices ranging from $13.39 to $18.31 in 2014, $10.12 to $16.42 in 2013, and $8.64 to $12.23 in 2012, and has unearned stock-based compensation of $12,327,280 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2014, 2013 and 2012 was $3,095,136, $2,760,446. and $2,108,583 respectively.

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

	2014	2013	2012
Revenue:
Automotive Products
United States	$444,921,897	$400,654,021	$382,308,501
Germany	262,505,346	244,949,664	239,081,723
Japan	133,758,799	123,884,470	100,422,507
Other	498,936,232	374,499,972	355,160,210
Other	35,378,885	27,876,044	22,586,580
Total	$1,375,501,159	$1,171,864,171	$1,099,559,521
Income (Loss) from Operations:
Automotive Products	$386,762,986	$298,465,299	$231,713,972
Other	12,071,188	6,276,514	2,741,260
Total	$398,834,174	$304,741,813	$234,455,232
Assets:
Automotive Products	$1,333,615,389	$1,290,801,674	$619,337,527
Other	8,841,958	9,001,278	8,010,779
Corporate	680,082,682	464,285,482	638,343,029
Total	$2,022,540,029	$1,764,088,434	$1,265,691,335
Depreciation & Amortization:
Automotive Products	$75,320,999	$58,723,222	$47,976,800
Other	321,426	316,836	317,534
Corporate	1,733,880	3,814,097	1,885,489
Total	$77,376,305	$62,854,155	$50,179,823
Capital Expenditures:
Automotive Products	$71,032,115	$54,020,792	$113,611,526
Other	145,704	301,697	228,635
Corporate	1,341,168	1,057,968	3,634,288
Total	$72,518,987	$55,380,457	$117,474,449
Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window net sales continued to increase during 2012, 2013 and 2014, which resulted in income from operations for each of the three years presented in the “Other” category.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2014, 2013 and 2012, approximately 6% , 7% and 8% of the Company’s net sales were invoiced and paid in foreign currencies respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

In 2014, the Company had four automotive customers (includes direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	VW/Audi	Hyundai/Kia	Daimler AG	General Motors	FCA Group
2014	12%	14%	#	10%	#	11%
2013	13%	14%	#	11%	#	#
2012	14%	14%	11%	11%	10%	#
# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First		Second		Third		Fourth
	2014	2013	2014	2013	2014	2013	2014	2013
Net Sales	$335,739	$269,499	$338,437	$286,974	$350,914	$288,622	$350,411	$326,770
Gross Profit	131,299	93,464	134,292	102,613	138,626	105,962	134,673	128,694
Operating Income	97,178	63,854	99,835	71,596	103,206	73,656	98,615	95,636
Net Income	68,566	45,431	76,727	52,097	72,337	55,521	70,975	69,881
Earnings Per Share (Diluted)	$0.24	$0.16	$0.26	$0.18	$0.25	$0.19	$0.24	$0.24
Earnings Per Share (Basic)	$0.24	$0.16	$0.27	$0.18	$0.25	$0.20	$0.24	$0.24

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

(9)     Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments, foreign currency translation adjustments, and unrealized movement in derivative financial instruments designated as hedges.

	For the Twelve Months ended December 31,
	2014	2013	2012
Foreign currency translation adjustments:
Balance at beginning of period	$2,507,922	$2,458,933	$2,129,957
Other comprehensive income before reclassifications	(1,104,023)	48,989	328,976
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period change	(1,104,023)	48,989	328,976
Balance at end of period	1,403,899	2,507,922	2,458,933
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	19,467,441	15,111,778	10,412,246
Other comprehensive income before reclassifications	1,536,416	16,139,845	10,138,902
Amounts reclassified from accumulated other comprehensive income	(10,135,535)	(11,784,182)	(5,439,370)
Net current-period change	(8,599,119)	4,355,663	4,699,532
Balance at end of period	10,868,322	19,467,441	15,111,778
Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	—	—
Other comprehensive income before reclassifications	(959,206)	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period change	(959,206)	—	—
Balance at end of period	(959,206)	—	—

Accumulated other comprehensive income, end of period	$11,313,015	$21,975,363	$17,570,711
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2014, 2013 and 2012.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income			Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2014	2013	2012
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$15,593,131	$18,129,511	$8,368,261	Other, net
Provision for Income Taxes	(5,457,596)	(6,345,329)	(2,928,891)	Provision for Income Taxes
Total reclassifications for the period	$10,135,535	$11,784,182	$5,439,370	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	BUSINESS COMBINATIONS

On September 27, 2013, the Company completed the acquisition of certain assets and liabilities of Johnson Controls, Inc. related to HomeLink®. Prior to the acquisition, the Company was a licensee of HomeLink® which allowed for incorporation of HomeLink® into the Company’s rearview mirror products, that are installed in automobiles. The aggregate purchase price for the Business paid at the closing was approximately $700 million subject to working capital adjustments. During the first quarter of 2014 the Company finalized purchase accounting.

The Company funded the transaction using a combination of cash on hand of approximately $423 million and debt financing. The Company’s debt financing included net proceeds from the Company’s Credit Agreement as described in Note 2.

(11)	GOODWILL AND INTANGIBLE ASSETS

On September 27, 2013, the Company recorded Goodwill of $337.6 million related to the HomeLink acquisition detailed further in Note 10. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from finalization of purchase accounting estimates, during the first quarter of 2014. The carrying value of Goodwill as of December 31, 2014 and December 31, 2013 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2013	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2014	$307,365,845

The Company's impairment testing in the fourth quarter of 2014 indicated that the estimated fair value of the Automotive reporting unit exceeded its corresponding carrying amount including goodwill by approximately 248%. And as such, the Company has not recognized any impairment of goodwill in the current period. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions, no such matters were noted in the current period.

The Intangible assets and related change in carrying values are set forth in the table belows as of December 31, 2014 and December 31, 2013.

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(18,750,000)	$161,250,000	12 years
Existing Customer Platforms	43,000,000	(5,375,000)	$37,625,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(24,125,000)	346,875,000

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

Accumulated amortization on patents and intangible assets was approximately $35.2 million and $13.4 million at December 31, 2014 and 2013, respectively. Amortization expense on patents and other intangible assets was approximately $22.0 million, $7.9 million, and $1.7 million in 2014, 2013 and 2012, respectively. At December 31, 2014, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2015, 2016, 2017, 2018 and 2019 to be approximately $22 million annually.

(12)	STOCK SPLIT

On December 5, 2014, the Company announced that its Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a 100% stock dividend. On December 31, 2014, shareholders of record at the close of business on December 17, 2014, were issued one additional share of common stock for each share owned by such shareholder. The stock split increased the number of shares of common stock outstanding from approximately 147.6 million to approximately 295.2 million. Share and per-share amounts (including stock options and restricted stock) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.

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

10.13
Credit Agreement, dated September 27, 2013, by and between the Company, the Agent, the Syndication Agent, the Arranger,and the lenders thereto was filed as exhibit 10.1 to Registrant's Report on Form 8-K filed October 3, 2013, and the same is hereby incorporated herein by reference.

*10.14
Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 20, 2014) was included in Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

*10.15
Specimen form of Grant Agreement for the Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 10, 2014 was filed as exhibit 10.3 to Registrant's Report on Form 10-Q filed August 7, 2014, and the same is hereby incorporated herein by reference.

*10.16
Amendment to the Gentex Corporation 2012 Amended and Restated Nonemployee Director Stock Option Plan (effective February 16, 2012) was included in the Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

*10.17
Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, as amended was filed as exhibit 10.5 to Registrant's Report on Form 10-Q filed August 7, 2014, and the same is hereby incorporated herein by reference.

10.18
ISDA Master Agreement between Wells Fargo Bank, N.A. and Gentex Corporation dated as of October 1, 2014 (with Schedule to the Master Agreement) was filed as Exhibit 10.1 to Registrant's Report on Form 10-Q dated November 26, 2014 and the same is hereby incorporated herein by reference.

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