Form 10-Q
period 2015-03-31
GENTEX CORP
filed 2015-05-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 22, 2015
Common Stock, $.06 Par Value	294,192,247

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2015
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014

	March 31, 2015 (Unaudited)	December 31, 2014 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549,911,648	$497,429,804
Accounts receivable, net	201,782,059	168,008,704
Inventories	145,563,949	141,757,884
Prepaid expenses and other	33,509,205	49,441,302
Total current assets	930,766,861	856,637,694

PLANT AND EQUIPMENT—NET	372,616,211	373,390,992

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	115,497,100	114,642,567
Intangible Assets, net	342,050,000	346,875,000
Patents and other assets, net	23,139,088	23,627,931
Total other assets	788,052,033	792,511,343
Total assets	$2,091,435,105	$2,022,540,029

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$73,284,660	$71,456,983
Accrued liabilities	90,417,747	61,974,180
Total current liabilities	163,702,407	133,431,163

LONG TERM DEBT	256,250,000	258,125,000

DEFERRED INCOME TAXES	58,000,242	59,571,421

TOTAL LIABILITIES	477,952,649	451,127,584

SHAREHOLDERS’ INVESTMENT
Common stock	17,680,567	17,714,877
Additional paid-in capital	567,470,322	553,836,483
Retained earnings	1,019,527,620	988,548,070
Accumulated other comprehensive income	8,803,947	11,313,015
Total shareholders’ investment	1,613,482,456	1,571,412,445
Total liabilities and shareholders’ investment	$2,091,435,105	$2,022,540,029

Note: The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
NET SALES	$368,937,455	$335,739,344

COST OF GOODS SOLD	225,845,046	204,440,537
Gross profit	143,092,409	131,298,807

OPERATING EXPENSES:
Engineering, research and development	21,587,551	20,489,227
Selling, general & administrative	13,796,352	13,632,034
Total operating expenses	35,383,903	34,121,261

Income from operations	107,708,506	97,177,546

OTHER INCOME
Investment income	612,025	325,158
Other, net	97,359	4,189,386
Total other income	709,384	4,514,544

Income before provision for income taxes	108,417,890	101,692,090

PROVISION FOR INCOME TAXES	31,234,449	33,126,019

NET INCOME	$77,183,441	$68,566,071

EARNINGS PER SHARE:
Basic	$0.26	$0.24
Diluted	$0.26	$0.23

Cash Dividends Declared per Share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Net Income	$77,183,441	$68,566,071

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(942,974)	(91,250)
Unrealized gains (losses) on derivatives	(1,831,690)	—
Unrealized gains (losses) on available-for sales securities, net	(577,685)	(3,692,791)

Other comprehensive income (loss), before tax	(3,352,349)	(3,784,041)

Provision (Benefit) for income taxes related to components of other comprehensive income	(843,281)	(1,292,477)

Other comprehensive income (loss), net of tax	(2,509,068)	(2,491,564)

Comprehensive Income	$74,674,373	$66,074,507

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,183,441	$68,566,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,279,105	19,825,402
Gain on disposal of assets	(44,414)	(54,520)
Loss on disposal of assets	221,953	218,409
Gain on sale of investments	(2,912,864)	(5,049,229)
Loss on sale of investments	300,593	25,808
Deferred income taxes	(15,354)	(1,614,318)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	5,813,951	4,742,080
Excess tax benefits from stock-based compensation	(1,073,744)	(702,580)
Change in operating assets and liabilities:
Accounts receivable, net	(33,773,355)	(28,290,721)
Inventories	(3,806,065)	(8,275,303)
Prepaid expenses and other	15,219,554	534,133
Accounts payable	1,827,677	7,889,358
Accrued liabilities, excluding dividends declared	27,731,368	39,907,356
Net cash provided by operating activities	107,951,846	97,721,946

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	7,540,449	23,856,516
Purchases	(6,360,397)	(24,487,944)
Plant and equipment additions	(15,160,355)	(16,417,890)
Proceeds from sale of plant and equipment	4	35,005
(Increase) in other assets	(1,150,642)	(285,354)
Net cash (used for) investing activities	(15,130,941)	(17,299,667)

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
Repayment of long-term debt	(1,875,000)	(1,875,000)
Issuance of common stock from stock plan transactions	9,131,177	6,227,631
Cash dividends paid	(23,619,837)	(20,380,923)
Repurchases of common stock	(25,049,145)	—
Excess tax benefits from stock-based compensation	1,073,744	702,580
Net cash (used for) financing activities	(40,339,061)	(15,325,712)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,481,844	65,096,567

CASH AND CASH EQUIVALENTS, beginning of period	497,429,804	309,591,724

CASH AND CASH EQUIVALENTS, end of period	$549,911,648	$374,688,291

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2014 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of operations and cash flows for the interim periods presented.

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. On September 27, 2013, the Company recorded Goodwill of $337.6 million as part of the HomeLink® acquisition. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from refinement of the purchase accounting estimates, based on updated valuations of tangible and intangible assets acquired as part of the HomeLink® acquisition, which the Company finalized the purchase accounting estimates in the first quarter of 2014. The amount of Goodwill that is expected to be deductible for tax purposes is $307.4 million. The carrying value of Goodwill as of December 31, 2014 and March 31, 2015 was $307.4 million.

In addition to annual impairment testing, which was performed in the fourth quarter of 2014 and indicated that the estimated fair value of the Automotive reporting unit exceeded its corresponding carrying amount including goodwill, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the table belows:

As of March 31, 2015:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,363,189	$(11,713,249)	$18,649,940	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(22,500,000)	157,500,000	12 years
Existing Customer Platforms	43,000,000	(6,450,000)	36,550,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(28,950,000)	$342,050,000

Total Patents & Other Intangible Assets	$401,363,189	$(40,663,249)	$360,699,940

As of December 31, 2014:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,132,116	$(11,065,153)	$19,066,963	various

HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(18,750,000)	$161,250,000	12 years
Existing Customer Platforms	43,000,000	(5,375,000)	$37,625,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(24,125,000)	$346,875,000

Total Patents & Other Intangible Assets	$401,132,116	$(35,190,153)	$365,941,963

Amortization expense on patents and intangible assets was $5.5 million during the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2015, 2016, 2017, 2018 and 2019 to be approximately $22 million annually.

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
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2015, and December 31, 2014:

As of March 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$549,911,648	$549,911,648	$—	$—
Short-Term Investments:
Other	560	560	—	—
Long-Term Investments:
Common Stocks	24,161,865	24,161,865	—	—
Mutual Funds – Equity	91,335,235	91,335,235	—	—
Total	$665,409,308	$665,409,308	$—	$—

As of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$497,429,804	$497,429,804	$—	$—
Short-Term Investments:
Other	1,021	1,021	—	—
Long-Term Investments:
Common Stocks	24,648,451	24,648,451	—	—
Mutual Funds – Equity	89,994,116	89,994,116	—	—
Total	$612,073,392	$612,073,392	$—	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2015, and December 31, 2014:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of March 31, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$560	$—	$—	$560
Long-Term Investments:
Common Stocks	18,804,767	5,825,050	(467,952)	24,161,865
Mutual Funds – Equity	80,549,522	11,109,462	(323,749)	91,335,235
Total	$99,354,849	$16,934,512	$(791,701)	$115,497,660

As of December 31, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	1,021	—	—	1,021
Long-Term Investments:
Common Stocks	$17,069,742	$7,933,717	$(355,008)	$24,648,451
Mutual Funds – Equity	80,852,329	9,922,204	(780,417)	89,994,116
Total	$97,923,092	$17,855,921	$(1,135,425)	$114,643,588

Unrealized losses on investments as of March 31, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$791,701	$15,894,733

Unrealized losses on investments as of December 31, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,135,425	$19,972,258

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary at March 31, 2015.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2015	December 31, 2014
Raw materials	$91,275,645	$90,780,320
Work-in-process	24,207,804	24,135,944
Finished goods	30,080,500	26,841,620
Total Inventory	$145,563,949	$141,757,884

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS), adjusted for the 2 for 1 stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

	Three Months Ended March 31,
	2015	2014
Numerators:
Numerator for both basic and diluted EPS, net income	$77,183,441	$68,566,071
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	295,031,431	289,836,812
Potentially dilutive shares resulting from stock plans	3,562,712	3,600,202
Denominator for diluted EPS	298,594,143	293,437,014

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,184,635	1,188,830

(7)	Stock-Based Compensation Plans
As of March 31, 2015, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan All plans and any prior material amendments thereto have previously been approved by shareholders (with an amendment to the restricted stock plan and an amendment to the employee stock purchase plan also up for vote by shareholders at the Company's 2015 Annual Meeting of Shareholders). Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2014, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,846,051 for the first quarter ended March 31, 2015. Compensation cost capitalized as part of inventory as of March 31, 2015, was $239,947.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2015	2014
Dividend Yield (1)	2.14%	2.33%
Expected volatility (2)	36.80%	40.36%
Risk-free interest rate (3)	1.37%	1.74%
Expected term of options (years) (4)	4.29	3.95
Weighted-avg. grant date fair value	$4.76	$4.27
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

Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of March 31, 2015, there was $25,868,764 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan
As of March 31, 2015, there was $0 of unrecognized compensation cost under the plan related to share-based payments. The Company has granted options on 266,000 shares under the director plan through March 31, 2015. Under the plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan
The Company has a restricted stock plan covering 4,000,000 shares of common stock. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2015, the Company had unearned stock-based compensation of $11,753,501 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2015 was $967,900.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents the net changes in the Company's accumulated other comprehensive income by component: (All amounts shown are net of tax).

	Three Months Ended March 31,
	2015	2014
Foreign currency translation adjustments:
Balance at beginning of period	$1,403,899	$2,507,922
Other Comprehensive (loss) income before reclassifications	(942,974)	(91,250)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period change	(942,974)	(91,250)
Balance at end of period	460,925	2,416,672
Unrealized gains on available-for-sale securities:
Balance at beginning of period	10,868,322	19,467,441
Other Comprehensive income (loss) before reclassifications	(2,073,471)	864,910
Amounts reclassified from accumulated other comprehensive income	1,697,976	(3,265,224)
Net current-period change	(375,495)	(2,400,314)
Balance at end of period	10,492,827	17,067,127
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(959,206)	—
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive income	(1,190,599)	—
Net current-period change	(1,190,599)	—
Balance at end of period	(2,149,805)	—

Accumulated other comprehensive income, end of period	$8,803,947	$19,483,799

The following table presents details of reclassifications out of other comprehensive income for the three months ended March 31, 2015 and 2014.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2015	2014
Unrealized gains on available-for-sale securities
Realized gain on sale of securities	$2,612,271	$5,023,421	Other, net
Provision for Income Taxes	(914,295)	(1,758,197)	Provision for Income Taxes
Total reclassifications for the period	$1,697,976	$3,265,224	Net of tax

(9)	Debt and Financing Arrangements

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility (“Revolver”) and a $150 million term loan facility (“Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, to further request an additional aggregate principal amount of up to $75 million, subject

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. The Revolver expires and the Term Loan matures on September 27, 2018.

During the three months ended March 31, 2015, the Company made principal repayments of $1.9 million, plus accrued interest, on the Term Loan, and accrued interest on the Revolver. The Company used cash and cash equivalents to fund the payments. As of March 31, 2015, $125 million was outstanding on the Revolver with availability of an additional $25 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of March 31, 2015, $138.8 million was outstanding under the Term Loan.

As of March 31, 2015, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of March 31, 2015, the interest rate on its borrowings is equal to 1.18%. Interest expense are netted within the "Other, net" section of the Consolidated Statements of Income and were $0.8 million and $0.9 million during the three months ended March 31, 2015 and March 31, 2014, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

The notional amount of the Company's derivative instruments are as follows:

	March 31, 2015	December 31, 2014
Interest Rate swap	$150,000,000	$150,000,000

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	March 31, 2015	December 31, 2014
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$3,307,392	$1,475,702

Based on loan balances as of March 31, 2015 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $2.7 million dollars on an annual basis.

(10)	Equity

The decrease in common stock during the three months ended March 31, 2015, was primarily due to share repurchases of 1,406,595 shares pursuant to the Company's previously announced share repurchase plan which was partially offset by the the issuance of 834,750 shares of the Company’s common stock under the Company’s stock-based compensation plans. The Company recorded a cash dividend of $0.08 per share during the first quarter of 2015. The first quarter dividend of $23.6 million was declared on March 3, 2015, and was paid on April 17, 2015.

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

The Company's automotive segment develops and manufactures electro-optic products, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)     Segment Reporting (continued)

	Three Months Ended March 31,
	2015	2014
Revenue:
Automotive Products	$360,615,289	$326,364,107
Other	8,322,166	9,375,237
Total	$368,937,455	$335,739,344
Income from operations:
Automotive Products	$104,808,058	$93,444,468
Other	2,900,448	3,733,078
Total	$107,708,506	$97,177,546

(13)    Income Taxes

The effective tax rate was 28.8% in the first quarter of 2015 compared to 32.6% for same quarter of 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. During calendar year 2014, the Company amended its tax return filings for calendar years 2010 through 2013 to claim incremental research and development tax credits.  During the first quarter of 2015, the Internal Revenue Service concluded its audit of the Company's original and amended filings for calendar years through 2012, and as a result, the Company realized additional benefits of approximately $3.9 million from the reversal of the uncertain tax position reserve related to the amended filings.
(14)    Stock Split

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2015 VERSUS FIRST QUARTER 2014

Net Sales. Net sales for the first quarter of 2015 increased by $33.2 million or 10% when compared with the first quarter of 2014.
Automotive net sales for the first quarter of 2015 increased 10% to $360.6 million, compared with automotive net sales of $326.3 million in the first quarter of 2014, driven by a 11% quarter-over-quarter increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the first quarter of 2015 increased 10% to 2.8 million units compared with the first quarter of 2014, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the first quarter of 2015 increased 12% compared with the first quarter of 2014 also primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for three months ended March 31, 2015 and 2014. (in thousands)

	Three Months Ended March 31,
	2015	2014	% Change
North American Interior Mirrors	2,025	1,975	3%
North American Exterior Mirrors	740	536	38%
Total North American Mirror Units	2,765	2,511	10%
International Interior Mirrors	3,592	3,263	10%
International Exterior Mirrors	1,576	1,350	17%
Total International Mirror Units	5,168	4,613	12%
Total Interior Mirrors	5,617	5,238	7%
Total Exterior Mirrors	2,316	1,886	23%
Total Auto-Dimming Mirror Units	7,933	7,124	11%
Note: Percent change and amounts may not total due to rounding.

Other net sales, which include fire protection products and dimmable aircraft windows, were $8.3 million in the first quarter of 2015, a decrease of 11% compared with $9.4 million in the first quarter of 2014 primarily due to decreases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.2% for the first quarter of 2015 versus 60.9% in the first quarter of 2014, primarily due to the impact of annual customer price reductions, increased manufacturing costs and currency rate fluctuations, which were partially offset by improvements in product mix and purchasing cost reductions. Annual customer price reductions had a negative impact of approximately 125 - 150 basis points. Each of the other factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 50 - 100 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the first quarter of 2015 increased 5% or $1.1 million when compared with the first quarter of 2014, primarily due to increased staffing levels. Selling, general and administrative (S, G & A) expenses increased 1% or $0.2 million for the first quarter of 2015 compared to the first quarter of 2014. S,G&A expenses were 3.7% of net sales in the first quarter of 2015 down from 4.1% in the the first quarter of 2014. Total operating expenses were $35.4 million which increased 3.7% or $1.3 million from $34.1 million in the first quarter of 2014.
Total Other Income & Expense. Total other income for the first quarter of 2015 decreased by $3.8 million when compared with the first quarter of 2014, primarily due to lower realized gains on the sale of equity investments, interest expense of $0.8 million and foreign currency adjustments on the Company's foreign denominated bank accounts of approximately $1.5 million in the first quarter of 2015.
Taxes. The effective tax rate was 28.8% in the first quarter of 2015 compared to 32.6% for same quarter of 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. During calendar year 2014, the Company amended its tax return filings for calendar years 2010 through 2013 to claim incremental research and development tax credits. During the first quarter of 2015, the Internal Revenue Service concluded its audit of the Company's original and amended filings for calendar years through 2012, and as a result, the Company realized additional benefits of approximately $3.9 million from the reversal of the uncertain tax position reserve related to the amended filings.
Net Income. Net income for the first quarter of 2015 increased by $8.6 million or 13% when compared with the first quarter of 2014, primarily due to increases in sales and operating margin.

FINANCIAL CONDITION:

The Company's cash and cash equivalents as of March 31, 2015 was $549.9 million, which increased approximately $52.5 million compared to $497.4 million as of December 31, 2014. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of March 31, 2015 increased approximately $33.8 million compared to December 31, 2014, primarily due to the higher sequential sales level as well as timing of sales within those quarters.
Inventories as of March 31, 2015 increased approximately $3.8 million when compared to December 31, 2014, primarily due to increases in raw materials inventory.
Accrued liabilities as of March 31, 2015 increased approximately $28.4 million compared to December 31, 2014, primarily due to increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of March 31, 2015 decreased by $1.9 million compared to December 31, 2014, due to the Company's principal repayment on its term loan, further explained in Note 9 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the three months ended March 31, 2015, increased $10.2 million to $108.0 million, compared with $97.7 million, during the same quarter last year, primarily due to increases in net income.
Capital expenditures for the three months ended March 31, 2015, were approximately $15.2 million, compared with approximately $16.4 million for the same quarter last year.
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
The Company estimates that it currently has building capacity to manufacture approximately 24 - 27 million interior mirror units annually and approximately 10 - 12 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis basis and adds equipment as needed.
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

	March 31, 2015	December 31, 2014
Working Capital	$767,064,454	$723,206,531
Long Term Investments	115,497,100	114,642,567
Total	$882,561,554	$837,849,098

The Company has a share repurchase plan under which it may purchase up to 8,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company repurchased 1,406,595 shares during the three months ended March 31, 2015. The Company has 4,795,925 shares remaining under the plan as of March 31, 2015, which is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

Sales growth in 2015 for the Company is being driven by increased demand for the Company's automotive products, but the largest areas of growth are in frameless interior auto-dimming mirrors, exterior auto-dimming mirrors, and advanced electronic features that continue to be applied in combination with our auto-dimming mirror applications.  The Company expects to revenue growth due to the increased demand for the Company's mirror and electronic products and the new products that the Company is developing, notwithstanding flat light vehicle production that continues to be relatively flat in the Company's primary markets.  One of the key aspects of this expected growth for the Company comes from the anticipated ability to increase market penetration in small cars, B and C Class vehicles, as those vehicles represent the largest segment of vehicle production worldwide.

In 2015 frameless interior mirrors with advanced styling to diminish the mirror front bezel have significant volume launch and production with North American, European, and Asian automakers. Frameless mirrors are currently being applied on C Class compact cars, D Class mid-size cars, and E Class full size cars, including CUV and SUV vehicle types, with many mirror-integrated advanced electronic applications such as HomeLink®, SmartBeam®, Compass, Interior Lighting, and Full Display Mirror.  The Company expects that by 2017 mirror unit shipments for frameless interior mirrors are expected to grow to a significant portion of the Company's total inside mirror unit shipments.

HomeLink® in the mirror and HomeLink® modules outside of the mirror in consoles and in visors are expected to be additional growth drivers in 2015 with new launches with North American, European, and Asian automakers on B, C, D, E and F Class vehicles, including CUV and SUV vehicle types and pickup trucks, as well as the Company's first alternative automotive applications for HomeLink® on motorcycles and all terrain vehicles. HomeLink® V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for innovative, new applications in the vehicle environment. In 2014, the Company announced HomeLink® for applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company is also working with compatibility partners for HomeLink® applications in new markets like China where HomeLink® has never before been offered. The unique attributes of the China market allow for potential new use cases of this product and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and product.

SmartBeam® is expected to be a growth driver for the Company in 2015 as well with North American, European, and Asian automakers on B, C, D, E, and F Class vehicles, including CUV and SUV vehicle types and pickup trucks, along with Japanese K-Car applications. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog, road type as well as certain Advanced Driver Assist System features such as lane detection, object detection, and collision detection. The Company believes it has a unique advantage in the automotive industry with SmartBeam®. The camera chip is designed by the Company specifically for driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company packages the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement. In addition, the Company has long been integrating its SmartBeam® camera products to optimize performance by fusing with other systems on the vehicle, including radar, navigation, steering and related modules provided by other industry-leading suppliers. This enables the Company to provide its customers with a highly customizable solution that meets their unique needs and specifications.

Exterior mirrors have been a leading contributor to the Company's growth in recent years, and they are expected to continue to be a growth driver in 2015 with multiple customer launches with North American, European, and Asian automakers.  In 2015, exterior auto-dimming mirror applications include B Class subcompact cars, C, D, and E Class vehicles, including CUV and SUV vehicle types, as well as F Class luxury cars and pickup trucks, many with advanced electronic applications such as LED blind spot warning indicators that interface with radar systems on the car.

The most recent advanced electronic feature that the Company has announced is its Full Display Mirror. The Full Display Mirror begins production in the fourth quarter of 2015. When it comes to driving safety, seeing what is behind you in the rearview mirror is critical. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars. These factors can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle’s rearward view. This rear vision system consists of a hybrid Full Display Mirror that offers bi-modal functionality. In mirror mode, the product functions as a standard auto dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. However, with the flip of a switch, the mirror enters display mode, and a clear, bright, LCD display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror is essential, because in the event of any failure of the camera or display the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks.

To complement the Full Display Mirror, the Company has announced that it has developed a video camera system designed for today’s advanced automotive display application requirements using its proprietary CMOS imager. The Company believes that its CMOS imager, has a competitive advantage in video applications because it can present more detail in various lighting situations than other cameras currently available in the market. The Company's Full Display Mirror and video camera are designed as a system and employ some of the latest technological advances in automotive video cameras and displays.

Automaker requests to NHTSA for cameras and video displays to replace automotive rearview mirrors has been a consideration in regulatory discussion and specification development for many years. Currently, rearview mirrors are the primary safety function for rear vision in the automotive industry. Some of the challenges to replacing rearview mirrors entirely would include: limited viewing area; poor depth perception; cleanliness of the camera lens in all weather conditions; dynamic range of the camera; and the fundamental issue of what does the driver do if the camera fails due to electrical or interference issues. The Company develops, designs and manufactures both rearview mirrors along with its newest generations of products which include CMOS imager cameras and video displays and has been shipping earlier generations of these products for many years. The Company is excited about the future potential for these advanced technologies, and will continue to be an active participant in the development of products that the Company believes will position it to be a market leader in this area.

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its profit margins. The Company does continuously work to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

In 2014, the National Highway Traffic Safety Administration issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA ruling, as is indicated from the percentage of U.S. vehicles already having a solution, does not currently indicate an immediate opportunity for new Rear Camera Display ("RCD") mirror applications for the Company. Customer opportunities may exist by the time the 100% requirement is in place, but no new material guidance is available from the Company at this time. The Company’s RCD mirror application meets all the technical requirements of the NHTSA ruling when installed in a vehicle and appropriately paired with an OEM specified camera.

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013 and 2014, and the Company disclosed its findings to the SEC on Form SD on May 30, 2014 and will do so each year thereafter as required. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that it will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if it determines that certain of its products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

The Company previously announced that it was providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and other electronic features that it offers in vehicles. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

On October 1, 2014. the Company entered into an interest rate swap transaction with a bank (the “Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2018. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap has an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility to 1.89%, as of the effective date. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing credit facility.

OUTLOOK
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for calendar year 2015 are approximately 17.4 million units for North America, 20.1 million for Europe and 13.2 million for Japan and Korea. Based on the above light vehicle production forecasts, the Company has provided certain guidance for calendar year 2015.
The Company currently estimates that top line revenue for calendar year 2015 will be between $1.47 and $1.54 billion, and that the gross profit margin for calendar year 2015 will be between 38.5% and 39.5%. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including: light vehicle production levels; automotive plant shutdowns; sales rates in Europe, Asia and North America; currency rate fluctuations; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, making forecasting difficult.
The Company also estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are currently expected to be between

$148 and $154 million for calendar year 2015, primarily due to increased staffing and benefit costs which continue to support growth and the development of new business.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently anticipates that 2015 capital expenditures will be approximately $95 - $105 million, a majority of which will be production equipment purchases. 2015 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company further estimates that depreciation and amortization expense for calendar year 2015 will be approximately $85 - $90 million.
Finally, the Company also estimates that its tax rate will be between 31.25% and 32.25% for calendar year 2015.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2015, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2014, except as set forth in Item 2.
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
On October 1, 2014 the Company entered into an interest rate swap transaction with a bank. Please refer to Note 9 of the Notes to the Consolidated Financial statements in this Form 10-Q for further details as well as Part I, Item 2 of this Form 10Q.

Item 4.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products; our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2014, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the first quarter ended March 31, 2015:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2015	—	—	—	6,202,520
February 2015	491,078	17.69	491,078	5,711,442
March 2015	915,517	17.87	915,517	4,795,925
Total	1,406,595		1,406,595

*See above and below for additional plan details.

As of March 31, 2015, the Company has repurchased 59,204,075 shares at a total cost of $469,677,206 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
Totals	59,204,075	$469,677,206

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

Item 6.	Exhibits.

See Exhibit Index on Page 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 5, 2015	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 5, 2015	/s/ Steven R. Downing
Steven R. Downing
Vice President – Finance and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	May 5, 2015	/s/ Kevin C. Nash
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