Form 10-Q
period 2015-06-30
GENTEX CORP
filed 2015-08-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 23, 2015
Common Stock, $.06 Par Value	292,861,840

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2015
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014

	June 30, 2015 (Unaudited)	December 31, 2014 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$569,896,553	$497,429,804
Accounts receivable, net	196,059,680	168,008,704
Inventories	150,772,495	141,757,884
Prepaid expenses and other	38,483,395	49,441,302
Total current assets	955,212,123	856,637,694

PLANT AND EQUIPMENT—NET	375,320,843	373,390,992

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	114,740,646	114,642,567
Intangible Assets, net	337,225,000	346,875,000
Patents and other assets, net	22,676,573	23,627,931
Total other assets	782,008,064	792,511,343
Total assets	$2,112,541,030	$2,022,540,029

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$69,936,200	$71,456,983
Accrued liabilities	85,372,517	61,974,180
Total current liabilities	155,308,717	133,431,163

LONG TERM DEBT	254,375,000	258,125,000

DEFERRED INCOME TAXES	55,852,607	59,571,421

TOTAL LIABILITIES	465,536,324	451,127,584

SHAREHOLDERS’ INVESTMENT
Common stock	17,617,651	17,714,877
Additional paid-in capital	575,679,415	553,836,483
Retained earnings	1,046,567,738	988,548,070
Accumulated other comprehensive income	7,139,902	11,313,015
Total shareholders’ investment	1,647,004,706	1,571,412,445
Total liabilities and shareholders’ investment	$2,112,541,030	$2,022,540,029

Note: The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$379,258,477	$338,436,964	$748,195,932	$674,176,308

COST OF GOODS SOLD	233,715,046	204,144,736	459,560,092	408,585,273
Gross profit	145,543,431	134,292,228	288,635,840	265,591,035

OPERATING EXPENSES:
Engineering, research and development	22,315,244	20,234,074	43,902,795	40,723,301
Selling, general & administrative	15,095,357	14,222,716	28,891,709	27,854,750
Total operating expenses	37,410,601	34,456,790	72,794,504	68,578,051

Income from operations	108,132,830	99,835,438	215,841,336	197,012,984

OTHER INCOME
Investment income	754,052	398,005	1,366,077	723,163
Other Income, net	1,563,291	5,388,560	1,660,650	9,577,946
Total other income	2,317,343	5,786,565	3,026,727	10,301,109

Income before provision for income taxes	110,450,173	105,622,003	218,868,063	207,314,093

PROVISION FOR INCOME TAXES	35,891,736	28,895,257	67,126,185	62,021,276

NET INCOME	$74,558,437	$76,726,746	$151,741,878	$145,292,817

EARNINGS PER SHARE:
Basic	$0.25	$0.26	$0.52	$0.50
Diluted	$0.25	$0.26	$0.51	$0.50

Cash Dividends Declared per Share	$0.085	$0.080	$0.165	$0.150

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$74,558,437	$76,726,746	$151,741,878	$145,292,817

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	300,766	(241,489)	(642,207)	(332,739)
Unrealized gains (losses) on derivatives	(36,229)	—	(1,867,920)	—
Unrealized gains (losses) on available-for sales securities, net	(2,986,559)	(2,653,194)	(3,564,244)	(6,345,985)

Other comprehensive income (loss), before tax	(2,722,022)	(2,894,683)	(6,074,371)	(6,678,724)

Provision (Benefit) for income taxes related to components of other comprehensive income	(1,057,977)	(928,618)	(1,901,258)	(2,221,095)

Other comprehensive income (loss), net of tax	(1,664,045)	(1,966,065)	(4,173,113)	(4,457,629)

Comprehensive Income	$72,894,392	$74,760,681	$147,568,765	$140,835,188

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,741,878	$145,292,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,471,227	39,592,545
Gain on disposal of assets	(18,052)	(35,000)
Loss on disposal of assets	250,247	374,925
Gain on sale of investments	(4,835,125)	(12,213,259)
Loss on sale of investments	307,110	647,520
Deferred income taxes	(2,472,624)	667,802
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	11,224,538	10,147,262
Excess tax benefits from stock-based compensation	(1,629,160)	(1,403,740)
Change in operating assets and liabilities:
Accounts receivable, net	(28,050,976)	(35,234,410)
Inventories	(9,014,610)	(5,137,710)
Prepaid expenses and other	11,612,976	(7,809,607)
Accounts payable	(1,520,783)	(689,646)
Accrued liabilities, excluding dividends declared	21,821,075	7,906,087
Net cash provided by operating activities	191,887,721	142,105,586

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	13,805,507	55,370,528
Purchases	(12,939,815)	(52,943,104)
Plant and equipment additions	(33,589,833)	(30,248,002)
Proceeds from sale of plant and equipment	4	35,005
(Increase) in other assets	(1,084,292)	(683,656)
Net cash (used for) investing activities	(33,808,429)	(28,469,229)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of long-term debt	(3,750,000)	(3,750,000)
Issuance of common stock from stock plan transactions	13,809,419	11,576,970
Cash dividends paid	(47,193,926)	(40,808,322)
Repurchases of common stock	(50,107,196)	—
Excess tax benefits from stock-based compensation	1,629,160	1,403,740
Net cash (used for) financing activities	(85,612,543)	(31,577,612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	72,466,749	82,058,745

CASH AND CASH EQUIVALENTS, beginning of period	497,429,804	309,591,724

CASH AND CASH EQUIVALENTS, end of period	$569,896,553	$391,650,469

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2014 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of operations and cash flows for the interim periods presented.

(2)	Adoption of New Accounting Standards

In May 2014 the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was to originally be effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015 the FASB decided to defer by one year the effective dates of the new standard for both public and nonpublic entities reporting under US GAAP. Early adoption would be permitted for all entities, but not before the original public entity effective date (i.e. annual and interim periods beginning after December 15, 2016).

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2014 and June 30, 2015 was $307.4 million.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

macro-economic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the table belows:

As of June 30, 2015:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,528,992	$(12,396,365)	$18,132,627	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(26,250,000)	153,750,000	12 years
Existing Customer Platforms	43,000,000	(7,525,000)	35,475,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(33,775,000)	$337,225,000

Total Patents & Other Intangible Assets	$401,528,992	$(46,171,365)	$355,357,627

As of December 31, 2014:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,132,116	$(11,065,153)	$19,066,963	various

HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(18,750,000)	$161,250,000	12 years
Existing Customer Platforms	43,000,000	(5,375,000)	$37,625,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(24,125,000)	$346,875,000

Total Patents & Other Intangible Assets	$401,132,116	$(35,190,153)	$365,941,963

Amortization expense on patents and intangible assets was approximately $5.5 million and $11.0 million during the three and six month periods ended June 30, 2015, respectively, compared to approximately $5.5 million and $11.0 million for the same periods ended June 30, 2014, respectively.

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
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2015, and December 31, 2014:

As of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,896,553	$569,896,553	$—	$—
Short-Term Investments:
Other	454	454	—	—
Long-Term Investments:
Common Stocks	23,685,720	23,685,720	—	—
Mutual Funds – Equity	91,054,926	91,054,926	—	—
Total	$684,637,653	$684,637,653	$—	$—

As of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$497,429,804	$497,429,804	$—	$—
Short-Term Investments:
Other	1,021	1,021	—	—
Long-Term Investments:
Common Stocks	24,648,451	24,648,451	—	—
Mutual Funds – Equity	89,994,116	89,994,116	—	—
Total	$612,073,392	$612,073,392	$—	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2015, and December 31, 2014:

As of June 30, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$454	$—	$—	$454
Long-Term Investments:
Common Stocks	18,690,052	5,639,978	(644,310)	23,685,720
Mutual Funds – Equity	82,894,342	8,824,766	(664,182)	91,054,926
Total	$101,584,848	$14,464,744	$(1,308,492)	$114,741,100

As of December 31, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$1,021	$—	$—	$1,021
Long-Term Investments:
Common Stocks	17,069,742	7,933,717	(355,008)	24,648,451
Mutual Funds – Equity	80,852,329	9,922,204	(780,417)	89,994,116
Total	$97,923,092	$17,855,921	$(1,135,425)	$114,643,588

Unrealized losses on investments as of June 30, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,308,492	$25,133,644

Unrealized losses on investments as of December 31, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,135,425	$19,972,258

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary during the periods presented.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2015	December 31, 2014
Raw materials	$93,160,955	$90,780,320
Work-in-process	25,661,247	24,135,944
Finished goods	31,950,293	26,841,620
Total Inventory	$150,772,495	$141,757,884

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS), adjusted for the 2 for 1 stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerators:
Numerator for both basic and diluted EPS, net income	$74,558,437	$76,726,746	151,741,878	$145,292,817
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	293,958,258	290,430,260	294,461,499	290,119,368
Potentially dilutive shares resulting from stock plans	3,503,844	2,568,726	3,528,533	3,117,810
Denominator for diluted EPS	297,462,102	292,998,986	297,990,032	293,237,178

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,804,157	5,989,258	1,496,107	1,990,354

(7)	Stock-Based Compensation Plans
As of June 30, 2015, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2014, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,728,949 and $9,574,999 for the three and six months ended June 30, 2015, respectively and $4,603,699 and $8,613,044 for the three and six months ended ended June 30, 2014, respectively. Compensation cost capitalized as part of inventory as of June 30, 2015, was $249,581.

Employee Stock Option Plan
The Company has an employee stock option plan covering 24,000,000 shares of common stock. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

technical personnel and as a means for retaining certain employees of the Company and allow them to purchase shares of common stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Company.
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend Yield (1)	2.12%	2.24%	2.13%	2.29%
Expected volatility (2)	35.96%	38.92%	36.38%	39.64%
Risk-free interest rate (3)	1.63%	1.62%	1.50%	1.68%
Expected term of options (years) (4)	4.30	4.01	4.30	3.99
Weighted-avg. grant date fair value	$4.25	$3.93	$4.51	$4.10
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of June 30, 2015, there was $24,504,223 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of June 30, 2015, there was $201,663 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 315,000 shares under the non-employee director plan through June 30, 2015. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2015, the Company had unearned stock-based compensation of $11,574,748 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months and six months ended June 30, 2015 was $681,637 and $1,649,538.

(8)	Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income by component: (All amounts shown are net of tax).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation adjustments:
Balance at beginning of period	$460,925	$2,416,672	$1,403,899	$2,507,922
Other Comprehensive (loss) income before reclassifications	300,767	(241,489)	(642,207)	(332,739)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	300,767	(241,489)	(642,207)	(332,739)
Balance at end of period	761,692	2,175,183	761,692	2,175,183
Unrealized gains on available-for-sale securities:
Balance at beginning of period	10,492,827	17,067,127	10,868,322	19,467,441
Other Comprehensive income (loss) before reclassifications	(3,186,497)	2,527,930	626,452	3,392,840
Amounts reclassified from accumulated other comprehensive income	1,245,234	(4,252,506)	(2,943,210)	(7,517,730)
Net current-period change	(1,941,263)	(1,724,576)	(2,316,758)	(4,124,890)
Balance at end of period	8,551,564	15,342,551	8,551,564	15,342,551
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(2,149,805)	—	(959,206)	—
Other comprehensive income (loss) before reclassifications	(23,549)	—	(1,214,148)	—
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	(23,549)	—	(1,214,148)	—
Balance at end of period	(2,173,354)	—	(2,173,354)	—

Accumulated other comprehensive income, end of period	$7,139,902	$17,517,734	$7,139,902	$17,517,734

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents details of reclassifications out of other comprehensive income for the three and six months ended June 30, 2015 and 2014.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gains on available-for-sale securities
Realized gain on sale of securities	$1,915,743	$6,542,318	$4,528,014	$11,565,739	Other, net
Provision for Income Taxes	(670,509)	(2,289,812)	(1,584,804)	(4,048,009)	Provision for Income Taxes
Total reclassifications for the period	$1,245,234	$4,252,506	$2,943,210	$7,517,730	Net of tax

(9)	Debt and Financing Arrangements

Credit Agreement

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

During the three and six months ended June 30, 2015, the Company made principal repayments of $1.9 million and $3.8 million respectively, plus accrued interest, on the Term Loan, and accrued interest on the Revolver. The Company used cash and cash equivalents to fund the payments. As of June 30, 2015, $125 million was outstanding on the Revolver with availability of an additional $25 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of June 30, 2015, $136.9 million was outstanding under the Term Loan.

As of June 30, 2015, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2015, the interest rate on its borrowings is equal to 1.19%. Interest expense are netted within the "Other, net" section of the Consolidated Statements of Income and were $0.8 million and $1.7 million during the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.7 million during the three and six months ended June 30, 2014, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

The notional amount of the Company's derivative instruments are as follows:

	June 30, 2015	December 31, 2014
Interest Rate swap	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	June 30, 2015	December 31, 2014
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$3,343,622	$1,475,702

Based on loan balances as of June 30, 2015 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $1.1 million dollars on an annual basis, in addition to the actual increase in interest expense the Company will incur once the interest rate swap becomes effective.

(10)	Equity

The decrease in common stock during the three and six months ended June 30, 2015, was primarily due to share repurchases of 1,427,469 shares and 2,834,064 shares, respectively, pursuant to the Company's

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)     Debt and Financing Arrangements (continued)

previously announced share repurchase plan, which was partially offset by the the issuance of 1,188,583 shares of the Company’s common stock under the Company’s stock-based compensation plans for a net decrease of 1,645,481 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2015. As such, the Company recorded a cash dividend of $0.085 during the second quarter of 2015 as compared per to $.08 per share during the first quarter of 2015. The second quarter dividend of $25.0 million, was declared on May 21, 2015, and was paid on July 17, 2015.

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

The Company's automotive segment develops and manufactures electro-optic products, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Automotive Products	$370,504,300	$329,557,679	$731,119,589	$655,921,786
Other	8,754,177	8,879,285	17,076,343	18,254,522
Total	$379,258,477	$338,436,964	$748,195,932	$674,176,308
Income from operations:
Automotive Products	$105,242,465	$96,849,968	$210,050,524	$190,294,435
Other	2,890,365	2,985,470	5,790,812	6,718,549
Total	$108,132,830	$99,835,438	$215,841,336	$197,012,984

(13)    Income Taxes
The effective tax rate was 32.5% in the second quarter of 2015 compared to 27.4% for the same period in 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. During the second quarter of 2014, the Company recognized incremental research and development tax credits of approximately $5.5 million as a result of amended tax return filings for calendar years 2010 through 2012 to claim incremental research and development tax credits.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and per-share amounts (including stock options and restricted stock) shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof was not changed by the split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2015 VERSUS SECOND QUARTER 2014

Net Sales. Net sales for the second quarter of 2015 increased by $40.8 million or 12% when compared with the second quarter of 2014.
Automotive net sales for the second quarter of 2015 increased 12% to $370.5 million, compared with automotive net sales of $329.6 million in the second quarter of 2014, driven by a 11% quarter-over-quarter increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the second quarter of 2015 increased 10% to 3.0 million units compared with the second quarter of 2014, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the second quarter of 2015 increased 11% compared with the second quarter of 2014 also primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for three and six months ended June 30, 2015 and 2014. (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
North American Interior Mirrors	2,184	2,119	3%	4,208	4,094	3%
North American Exterior Mirrors	851	629	35%	1,591	1,165	37%
Total North American Mirror Units	3,035	2,748	10%	5,800	5,259	10%
International Interior Mirrors	3,642	3,310	10%	7,234	6,573	10%
International Exterior Mirrors	1,497	1,324	13%	3,073	2,675	15%
Total International Mirror Units	5,139	4,634	11%	10,307	9,247	11%
Total Interior Mirrors	5,826	5,429	7%	11,442	10,667	7%
Total Exterior Mirrors	2,348	1,953	20%	4,664	3,839	21%
Total Auto-Dimming Mirror Units	8,174	7,382	11%	16,107	14,506	11%
Note: Percent change and amounts may not total due to rounding.

Other net sales, which include fire protection products and dimmable aircraft windows, were $8.8 million in the second quarter of 2015, a decrease of 1% compared with $8.9 million in the second quarter of 2014 primarily due to decreases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.6% for the second quarter of 2015 versus 60.3% in the second quarter of 2014, primarily due to the impact of annual customer price reductions, unfavorable product mix and currency rate fluctuations, which were partially offset by purchasing cost reductions. Annual customer price reductions had a negative impact of approximately 125 - 150 basis points. Each of the other negative factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 50 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the second quarter of 2015 increased 10% or $2.1 million when compared with the second quarter of 2014, primarily due to increased staffing levels, testing and prototype expenses.

Selling, general and administrative (S, G & A) expenses increased 6% or $0.9 million for the second quarter of 2015 compared to the second quarter of 2014, driven higher by approximately $2 million in severance related costs, which were partially offset by foreign currency fluctuations. S,G&A expenses were 4.0% of net sales in the second quarter of 2015 down from 4.2% in the the second quarter of 2014. Total operating expenses were $37.4 million which increased 8.6% or $3.0 million from $34.5 million in the second quarter of 2014.
Total Other Income & Expense. Total other income for the second quarter of 2015 decreased by $3.5 million when compared with the second quarter of 2014, primarily due to lower realized gains on the sale of equity investments, in the second quarter of 2015.
Taxes. The effective tax rate was 32.5% in the second quarter of 2015 compared to 27.4% for same quarter of 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. During the second quarter of 2014, the Company recognized incremental research and development tax credits of approximately $5.5 million as a result of amended tax return filings for calendar years 2010 through 2012 to claim said incremental research and development tax credits.
Net Income. Net income for the second quarter of 2015 decreased by $2.2 million or 3% when compared with the second quarter of 2014, due to increases in sales and operating income that were more than offset by lower other income and increased income taxes versus the second quarter of 2014.

SIX MONTHS ENDED JUNE 30, 2015 VERSUS SIX MONTHS ENDED JUNE 30, 2014
Net Sales. Net sales for the six months ended June 30, 2015 increased by $74.0 million or 11.0% when compared with the same period in 2014.
Automotive net sales for the first six months of 2015 were $731.1 million, up 11% compared with automotive net sales of $655.9 million for the first six months of 2014, driven by a 11% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the six months ended June 30, 2015 increased 10% to 5.8 million units compared with same period in 2014, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the six months ended June 30, 2015 increased 11% to 10.3 million units compared with the same period in 2014 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the first six months of 2015 increased to 61.4%, up from 60.6% in the same period last year primarily due to annual customer price reductions, foreign currency fluctuations, and increased manufacturing costs, which were partially offset by purchasing cost reductions. Annual customer price reductions had a negative impact of approximately 125 - 150 basis points. Each of the other negative factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 25 - 50 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the six months ended June 30, 2015 increased 7.8% or $3.2 million when compared with the same period last year, primarily due to increased staffing, testing and prototype expense, which continue to development and launch of new business.
Selling, general and administrative (S, G & A) expenses for the first six months of 2015 increased 4% or $1.0 million when compared with the same period last year, primarily to severance related costs of approximately $2 million, which were partially offset by foreign currency fluctuations.
Total Other Income. Total other income for for the six months ended June 30, 2015 decreased by $7.3 million when compared with the same period last year, primarily due to reduced realized gains on sales of equity investments in the first six months of 2015.
Taxes. The effective tax rate was 30.7% for the six months ended June 30, 2015 compared to 29.9% for same period of 2014. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The increase in the effective tax rate from the same period in 2014 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012, which were recognized in the second quarter of 2014. Such research and development tax credits provided an incremental benefit of approximately $5.5 million which were still higher than additional benefits of approximately $3.9 million from the reversal of the uncertain tax position reserve related to the amended filings recognized in the first quarter of 2015.

Net Income. Net income for the six months ended June 30, 2015 increased by $6.4 million or 4.4% to $151.7 million versus $145.2 million in the same period last year, primarily due to increased sales levels and increased operating margins.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2015 was $569.9 million, which increased approximately $72.5 million compared to $497.4 million as of December 31, 2014. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of June 30, 2015 increased approximately $28.1 million compared to December 31, 2014, primarily due to the higher sales level as well as timing of sales within those quarters.
Inventories as of June 30, 2015 increased approximately $9.0 million when compared to December 31, 2014, primarily due to increases in raw materials and finished goods inventories.
Accounts payable as of June 30, 2015 decreased approximately $1.5 million when compared to December 31, 2014 primarily due to period end timing.
Accrued liabilities as of June 30, 2015 increased approximately $23.4 million compared to December 31, 2014, primarily due to increased accrued taxes, and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of June 30, 2015 decreased by $3.7 million compared to December 31, 2014, due to the Company's principal repayment on its term loan, further explained in Note 9 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the six months ended June 30, 2015, increased $49.8 million to $191.9 million, compared with $142.1 million, during the same six month period last year, primarily due to increases in net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2015 were approximately $33.6 million, compared with approximately $30.2 million for the same quarter last year.
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

	June 30, 2015	December 31, 2014
Working Capital	$799,903,406	$723,206,531
Long Term Investments	114,740,646	114,642,567
Total	$914,644,052	$837,849,098

The Company has a share repurchase plan under which it may purchase up to 8,000,000 shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. The Company repurchased 1,427,469 and 2,834,064 shares during the three and six months ended June 30, 2015, respectively. The Company has 3,368,456 shares remaining under the plan as of June 30, 2015, which is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company continues to outpace vehicle production growth thanks in large part to the many different product launches that have been executed in calendar year 2015.  The Company's unit and revenue growth growth continue due in part to introduction of the Company's electrochromic technology on a number of vehicles as new applications.

Base interior auto-dimming mirrors were launched on 10 vehicle models in the first quarter of 2015 and 6 vehicle models in the second quarter of 2015. A number of those launches involved the Company's frameless interior mirror technology. The Company’s growth was further driven by increased applications of electronic features. In the first quarter of 2015, the Company launched on 13 vehicle models that launched with advanced features and 10 vehicle models that launched again, with advanced features, in the second quarter of 2015.

Exterior auto-dimming and non auto-dimming mirrors with advanced features are also continuing growth and penetration as evidenced by the Company's launch on 7 vehicle models in the first quarter of 2015, and 14 additional vehicle model launches in the second quarter of 2015.

These additional vehicle models offering the Company's interior, exterior and advanced feature products as well as further penetration of its products on existing models, helped drive a 7% organic growth rate for interior mirrors and a 21% organic growth rate for exterior mirrors during the first 6 months of 2015 compared to the same period in the prior year, against flat light vehicle production rates in the Company's primary markets. Electronic feature content has contributed to the growth rate in 2015, evidenced by revenue growth out-pacing unit growth rates, despite a 1% headwind from foreign exchange rates and the impact of annual customer price reductions in the range of approximately 2 to 3%. The first six months of 2015 are also highlighted by the fact that the Company has launched and is shipping auto dimming mirrors on multiple A segment vehicles with many of those vehicles utilizing advanced electronic features such as reverse camera displays, SmartBeam® and HomeLink®.

SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog, road type as well as certain Advanced Driver Assist System features such as lane detection, object detection, and collision detection. The Company believes it has a unique advantage in the automotive industry with SmartBeam®. The camera chip is designed by the Company specifically for driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company packages the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement. In addition, the Company has long been integrating its SmartBeam® camera products to optimize performance by fusing with other systems on the vehicle, including radar, navigation, steering and related modules provided by other suppliers. This enables the Company to provide its customers with a highly customizable solution that meets their unique needs and specifications.

HomeLink® is a vehicle to home communication system that enables many home automation functions with the simple push of a button. In 2015, HomeLink® continues to be a growth are of the business as consumers and automakers contineu to increase their demand for this type of functionality in the vehicle. HomeLink® V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for innovative, new applications in the vehicle environment. In 2014, the Company announced HomeLink® for applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company is also working with compatibility partners for HomeLink® applications in new markets like China where HomeLink® has never before been offered. The unique attributes of the China market allow for potential new use cases of this product and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and product.

The most recent advanced electronic feature that the Company has announced is its Full Display Mirror. The Full Display Mirror begins production in the fourth quarter of 2015. When it comes to driving safety, seeing what is behind you in the rearview mirror is critical. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars. These factors can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle’s rearward view. This rear vision system consists of a hybrid Full Display Mirror that offers bi-modal functionality. In mirror mode, the product functions as a standard auto dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. However, with the flip of a switch, the mirror enters display mode, and a clear, bright, LCD display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror is essential, because in the event of any failure of the camera or display the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company is excited about the first production launch of its Full Display Mirror in the fourth quarter of 2015 on the Cadillac CT6 and the Company continues to have broad interest from multiple automakers for development and launch of the Full Display Mirror going forward.

To complement the Full Display Mirror, the Company has announced that it has developed a video camera system designed for today’s advanced automotive display application requirements using its proprietary CMOS imager. The Company believes that its CMOS imager, has a competitive advantage in video applications because it can present more detail in various lighting situations than other cameras the Company understands are currently available in the market. The Company's Full Display Mirror and video camera are designed as a system and employ some of the latest technological advances in automotive video cameras and displays.

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

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its profit margins. The Company works continuously to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-July 2015 light vehicle production forecasts indicated in the table below, the Company has updated certain of it's guidance for calendar year 2015.

Light Vehicle Production (per IHS Automotive July light vehicle production forecast)
(in Millions)
Region	2H 2015	2H 2014	% Change	Calendar Year 2015	Calendar Year 2014	% Change
North America	8.75	8.41	4%	17.54	17.03	3%
Europe	9.72	9.56	2%	20.54	20.15	2%
Japan and Korea	6.55	6.58	—	13.19	13.68	(4)%
Total Light Vehicle Production	25.02	24.55	2%	51.27	50.86	1%
The Company currently estimates that top line revenue for calendar year 2015 will be between $1.52 and $1.55 billion, and that the gross profit margin for calendar year 2015 will be between 38.5% and 39%. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including: light vehicle production levels; automotive plant shutdowns; sales rates in Europe, Asia and North America; currency rate fluctuations; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, making forecasting difficult.
The Company also estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are currently expected to be between $148 and $151 million for calendar year 2015, primarily due to increased staffing and benefit costs which continue to support growth and the development of new business.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently continues to anticipate that 2015 capital expenditures will be approximately $95 - $105 million, a majority of which will be production equipment purchases. 2015 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company continues to estimate that depreciation and amortization expense for calendar year 2015 will be approximately $85 - $90 million.
Finally, the Company also estimates that its tax rate will be between 31.5% and 32% for calendar year 2015.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2015, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2014, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The following is a summary of share repurchase activity during the six months ended June 30, 2015:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2015	—	—	—	6,202,520
February 2015	491,078	17.69	491,078	5,711,442
March 2015	915,517	17.87	915,517	4,795,925
First Quarter 2014 Total	1,406,595	17.81	1,406,595

April 2015	695,776	17.83	695,776	4,100,149
May 2015	400,243	17.44	400,243	3,699,906
June 2015	331,450	17.11	331,450	3,368,456
2nd Quarter 2015 Total	1,427,469	17.55	1,427,469

2015 Total	2,834,064	17.68	2,834,064	3,368,456

*See above and below for additional plan details.
As of June 30, 2015, the Company has repurchased 60,631,544 shares at a total cost of $494,735,256 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
Totals	60,631,544	$494,735,256

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

See Exhibit Index on Page 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 5, 2015	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 5, 2015	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	August 5, 2015	/s/ Kevin C. Nash
Kevin C. Nash
Vice President - Accounting
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
10.1	Retirement from Service Agreement between Gentex Corporation and Mark Newton filed as exhibit to Registrant's Report on Form 8-K dated June 22, 2015
10.2
Second amendment to the Gentex Corporation Second Restricted Stock Plan (as amended on February 8, 2008) was included in the Registrant's Proxy Statement filed with the Commission on April 2, 2015, and the same is hereby incorporated herein by reference.

10.3
Amendment to the Gentex Corporation 2013 Employee Stock Purchase Plan (effective February 14, 2013) was included in the Registrant's Proxy Statement filed with the Commission on April 2, 2015, and the same is hereby incorporated herein by reference.

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