Form 10-Q
period 2015-09-30
GENTEX CORP
filed 2015-11-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 22, 2015
Common Stock, $.06 Par Value	291,524,142

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2015
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014

	September 30, 2015 (Unaudited)	December 31, 2014 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$564,528,197	$497,429,804
Accounts receivable, net	208,203,616	168,008,704
Inventories	164,604,063	141,757,884
Prepaid expenses and other	41,867,345	49,441,302
Total current assets	979,203,221	856,637,694

PLANT AND EQUIPMENT—NET	388,188,954	373,390,992

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	94,424,586	114,642,567
Intangible Assets, net	332,400,000	346,875,000
Patents and other assets, net	22,428,765	23,627,931
Total other assets	756,619,196	792,511,343
Total assets	$2,124,011,371	$2,022,540,029

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$83,892,258	$71,456,983
Accrued liabilities	97,737,628	61,974,180
Total current liabilities	181,629,886	133,431,163

LONG TERM DEBT	227,500,000	258,125,000

DEFERRED INCOME TAXES	43,785,884	59,571,421

TOTAL LIABILITIES	452,915,770	451,127,584

SHAREHOLDERS’ INVESTMENT
Common stock	17,534,331	17,714,877
Additional paid-in capital	584,423,871	553,836,483
Retained earnings	1,070,899,025	988,548,070
Accumulated other comprehensive income	(1,761,626)	11,313,015
Total shareholders’ investment	1,671,095,601	1,571,412,445
Total liabilities and shareholders’ investment	$2,124,011,371	$2,022,540,029

Note: The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$389,829,139	$350,913,912	$1,138,025,071	$1,025,090,220

COST OF GOODS SOLD	237,932,439	212,288,220	697,492,531	620,873,493
Gross profit	151,896,700	138,625,692	440,532,540	404,216,727

OPERATING EXPENSES:
Engineering, research and development	21,505,461	21,671,940	65,408,256	62,395,241
Selling, general & administrative	14,128,619	13,747,925	43,020,328	41,602,675
Total operating expenses	35,634,080	35,419,865	108,428,584	103,997,916

Income from operations	116,262,620	103,205,827	332,103,956	300,218,811

OTHER INCOME
Investment income	495,468	406,491	1,861,545	1,129,654
Other Income, net	(710,346)	380,289	950,304	9,958,235
Total other income	(214,878)	786,780	2,811,849	11,087,889

Income before provision for income taxes	116,047,742	103,992,607	334,915,805	311,306,700

PROVISION FOR INCOME TAXES	37,715,317	31,655,724	104,841,502	93,677,000

NET INCOME	$78,332,425	$72,336,883	$230,074,303	$217,629,700

EARNINGS PER SHARE:
Basic	$0.27	$0.25	$0.78	$0.75
Diluted	$0.27	$0.25	$0.77	$0.74

Cash Dividends Declared per Share	$0.085	$0.080	$0.250	$0.230

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$78,332,425	$72,336,883	$230,074,303	$217,629,700

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(396,686)	(269,392)	(1,038,892)	(602,131)
Unrealized losses on derivatives	(1,275,655)	—	(3,143,576)	—
Unrealized losses on available-for sales securities, net	(11,808,718)	(4,785,501)	(15,372,962)	(11,131,487)

Other comprehensive loss, before tax	(13,481,059)	(5,054,893)	(19,555,430)	(11,733,618)

Benefit for income taxes related to components of other comprehensive loss	(4,579,531)	(1,674,925)	(6,480,789)	(3,896,021)

Other comprehensive loss, net of tax	(8,901,528)	(3,379,968)	(13,074,641)	(7,837,597)

Comprehensive Income	$69,430,897	$68,956,915	$216,999,662	$209,792,103

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,074,303	$217,629,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,709,095	59,747,630
Gain on disposal of assets	(18,052)	(35,000)
Loss on disposal of assets	360,659	411,129
Gain on sale of investments	(8,390,451)	(14,964,192)
Loss on sale of investments	1,828,617	1,081,164
Deferred income taxes	(10,836,858)	225,911
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	16,534,607	15,569,999
Excess tax benefits from stock-based compensation	(2,411,583)	(2,615,892)
Change in operating assets and liabilities:
Accounts receivable, net	(40,194,912)	(43,365,458)
Inventories	(22,846,177)	(15,523,737)
Prepaid expenses and other	9,106,066	(13,414,445)
Accounts payable	12,435,275	12,103,087
Accrued liabilities, excluding dividends declared	33,810,991	10,603,937
Net cash provided by operating activities	283,161,580	227,453,833

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	45,787,794	68,958,662
Purchases	(34,380,942)	(63,310,363)
Plant and equipment additions	(62,282,827)	(49,994,352)
Proceeds from sale of plant and equipment	4	35,005
(Increase) in other assets	(1,931,566)	(1,213,792)
Net cash (used for) investing activities	(52,807,537)	(45,524,840)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of long-term debt	(30,625,000)	(5,625,000)
Issuance of common stock from stock plan transactions	20,008,358	19,184,437
Cash dividends paid	(72,150,137)	(64,209,453)
Repurchases of common stock	(82,900,454)	(9,999,957)
Excess tax benefits from stock-based compensation	2,411,583	2,615,892
Net cash (used for) financing activities	(163,255,650)	(58,034,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,098,393	123,894,912

CASH AND CASH EQUIVALENTS, beginning of period	497,429,804	309,591,724

CASH AND CASH EQUIVALENTS, end of period	$564,528,197	$433,486,636

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2014 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the interim periods presented.

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2014 and September 30, 2015 was $307.4 million.

In addition to annual impairment testing, which was performed in the fourth quarter of 2014 and indicated that the estimated fair value of the Automotive reporting unit exceeded its corresponding carrying amount including goodwill, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

macroeconomic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the table below:

As of September 30, 2015:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,720,542	$(13,092,594)	$17,627,948	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(30,000,000)	150,000,000	12 years
Existing Customer Platforms	43,000,000	(8,600,000)	34,400,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(38,600,000)	$332,400,000

Total Patents & Other Intangible Assets	$401,720,542	$(51,692,594)	$350,027,948

As of December 31, 2014:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$30,132,116	$(11,065,153)	$19,066,963	various

HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(18,750,000)	$161,250,000	12 years
Existing Customer Platforms	43,000,000	(5,375,000)	$37,625,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(24,125,000)	$346,875,000

Total Patents & Other Intangible Assets	$401,132,116	$(35,190,153)	$365,941,963

Amortization expense on patents and intangible assets was approximately $5.5 million and $16.5 million during the three and nine month periods ended September 30, 2015, respectively, compared to approximately $5.5 million and $16.5 million for the same periods ended September 30, 2014, respectively.

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
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2015, and December 31, 2014:

As of September 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$564,528,197	$564,528,197	$—	$—
Short-Term Investments:
Other	335	335	—	—
Long-Term Investments:
Common Stocks	24,128,497	24,128,497	—	—
Mutual Funds – Equity	70,296,089	70,296,089	—	—
Total	$658,953,118	$658,953,118	$—	$—

As of December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$497,429,804	$497,429,804	$—	$—
Short-Term Investments:
Other	1,021	1,021	—	—
Long-Term Investments:
Common Stocks	24,648,451	24,648,451	—	—
Mutual Funds – Equity	89,994,116	89,994,116	—	—
Total	$612,073,392	$612,073,392	$—	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2015, and December 31, 2014:

As of September 30, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$335	$—	$—	$335
Long-Term Investments:
Common Stocks	21,181,972	4,667,521	(1,720,996)	24,128,497
Mutual Funds – Equity	71,895,080	1,917,534	(3,516,525)	70,296,089
Total	$93,077,387	$6,585,055	$(5,237,521)	$94,424,921

As of December 31, 2014:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	$1,021	$—	$—	$1,021
Long-Term Investments:
Common Stocks	17,069,742	7,933,717	(355,008)	24,648,451
Mutual Funds – Equity	80,852,329	9,922,204	(780,417)	89,994,116
Total	$97,923,092	$17,855,921	$(1,135,425)	$114,643,588

Unrealized losses on investments as of September 30, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$5,237,521	$58,061,443

Unrealized losses on investments as of December 31, 2014, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,135,425	$19,972,258

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2015	December 31, 2014
Raw materials	$105,026,208	$90,780,320
Work-in-process	26,119,390	24,135,944
Finished goods	33,458,465	26,841,620
Total Inventory	$164,604,063	$141,757,884

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS), adjusted for the 2 for 1 stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerators:
Numerator for both basic and diluted EPS, net income	$78,332,425	$72,336,883	$230,074,303	$217,629,700
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	292,589,866	290,969,434	293,742,028	290,383,296
Potentially dilutive shares resulting from stock plans	2,787,612	1,906,518	3,252,544	2,353,616
Denominator for diluted EPS	295,377,478	292,875,952	296,994,572	292,736,912

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,756,369	7,698,848	1,611,900	2,949,114

(7)	Stock-Based Compensation Plans
As of September 30, 2015, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2014, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,404,297 and $13,979,297 for the three and nine months ended September 30, 2015, respectively and $4,778,693 and $13,391,738 for the three and nine months ended September 30, 2014, respectively. Compensation cost capitalized as part of inventory as of September 30, 2015, was $279,903.

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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend Yield (1)	2.12%	2.36%	2.13%	2.32%
Expected volatility (2)	35.81%	37.70%	36.10%	38.73%
Risk-free interest rate (3)	1.37%	1.79%	1.56%	1.81%
Expected term of options (years) (4)	4.31	4.38	4.97	4.84
Weighted-avg. grant date fair value	$3.94	$3.60	$4.47	$4.13
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of September 30, 2015, there was $22,971,517 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of September 30, 2015, there was $71,922 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 315,000 shares under the non-employee director plan through September 30, 2015. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2015, the Company had unearned stock-based compensation of $11,698,198 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months and nine months ended September 30, 2015 was $905,772 and $2,555,310.

(8)	Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component: (All amounts shown are net of tax).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation adjustments:
Balance at beginning of period	$761,692	$2,175,183	$1,403,899	$2,507,922
Other Comprehensive (loss) income before reclassifications	(396,685)	(269,392)	(1,038,892)	(602,131)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period change	(396,685)	(269,392)	(1,038,892)	(602,131)
Balance at end of period	365,007	1,905,791	365,007	1,905,791
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	8,551,564	15,342,551	10,868,322	19,467,441
Other Comprehensive income (loss) before reclassifications	(6,353,685)	(1,604,338)	(5,727,233)	1,788,502
Amounts reclassified from accumulated other comprehensive income	(1,321,982)	(1,506,238)	(4,265,192)	(9,023,968)
Net current-period change	(7,675,667)	(3,110,576)	(9,992,425)	(7,235,466)
Balance at end of period	875,897	12,231,975	875,897	12,231,975
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(2,173,354)	—	(959,206)	—
Other comprehensive income (loss) before reclassifications	(1,113,648)	—	(2,327,796)	—
Amounts reclassified from accumulated other comprehensive income	284,472	—	284,472	—
Net current-period change	(829,176)	—	(2,043,324)	—
Balance at end of period	(3,002,530)	—	(3,002,530)	—

Accumulated other comprehensive income (loss), end of period	$(1,761,626)	$14,137,766	$(1,761,626)	$14,137,766

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents details of reclassifications out of other comprehensive income for the three and nine months ended September 30, 2015 and 2014.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gains on available-for-sale securities
Realized gain on sale of securities	$2,033,819	$2,317,289	$6,561,834	$13,883,028	Other, net
Provision for Income Taxes	(711,837)	(811,051)	(2,296,642)	(4,859,060)	Provision for Income Taxes
	$1,321,982	$1,506,238	$4,265,192	$9,023,968	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(437,650)	$—	$(437,650)	$—	Other, net
Provision for Income Taxes	153,178	—	153,178	—	Provision for Income Taxes
	$(284,472)	$—	$(284,472)	$—	Net of tax

Total reclassifications for the period	$1,037,510	$1,506,238	$3,980,720	$9,023,968	Net of tax

(9)	Debt and Financing Arrangements

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

During the three and nine months ended September 30, 2015, the Company made principal repayments of $26.9 million and $30.6 million respectively, plus accrued interest, on the Term Loan. The aforementioned payments include additional payments made by the company of $25.0 million during the three months ended September 30, 2015 on the Revolver, which were in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of September 30, 2015, $100.8 million was outstanding on the Revolver with availability of an additional $49.2 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of September 30, 2015, $135.0 million was outstanding under the Term Loan.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

As of September 30, 2015, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of September 30, 2015, the interest rate on its borrowings is equal to 1.19%. Interest expense are netted within the "Other, net" section of the Condensed Consolidated Statements of Income and were $1.3 million and $3.0 million during the three and nine months ended September 30, 2015, respectively, and $0.9 million and $2.7 million during the three and nine months ended September 30, 2014, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2015, the Company was in compliance with its covenants under the Credit Agreement.

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

The notional amount of the Company's derivative instruments are as follows:

	September 30, 2015	December 31, 2014
Interest Rate swap	$150,000,000	$150,000,000

The following table sets forth financial assets and liabilities measured at fair value related to the interest rate swap agreement and the respective pricing levels to which the fair value measurements are classified within the fair value hierarchy. The Company uses the market approach to derive the value of its level 2 fair value measurements. Interest rate swaps are valued using publicized swap curves.

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	September 30, 2015	December 31, 2014
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$4,619,278	$1,475,702

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

Based on loan balances as of September 30, 2015 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.8 million dollars on an annual basis.

(10)	Equity

The decrease in common stock during the nine months ended September 30, 2015, was primarily due to share repurchases of 4,885,077 shares pursuant to the Company's previously announced share repurchase plan, which was partially offset by the issuance of 1,875,967 shares of the Company’s common stock under the Company’s stock-based compensation plans for a net decrease of 3,009,110 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2015. As such, the Company recorded a cash dividend of $0.085 during the second and third quarters of 2015 as compared per to $.08 per share during the first quarter of 2015. The third quarter dividend of $24.8 million, was declared on August 31, 2015, and was paid on October 16, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Automotive Products	$379,889,957	$341,786,404	$1,111,009,546	$997,708,190
Other	9,939,182	9,127,508	27,015,525	27,382,030
Total	$389,829,139	$350,913,912	$1,138,025,071	$1,025,090,220
Income from operations:
Automotive Products	$112,238,938	$100,053,622	$322,289,461	$290,348,056
Other	4,023,682	3,152,205	9,814,495	9,870,755
Total	$116,262,620	$103,205,827	$332,103,956	$300,218,811

(13)    Income Taxes
The effective tax rate was 32.5% in the third quarter of 2015 compared to 30.4% for the same period in 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate from the third quarter of 2015 compared to the third quarter of 2014 is primarily due to incremental research and development tax credits related to the 2013 calendar year of $1.8 million recognized during the third quarter of 2014 as a result of an amended tax filing at that time.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2015 VERSUS THIRD QUARTER 2014

Net Sales. Net sales for the third quarter of 2015 increased by $38.9 million or 11% when compared with the third quarter of 2014.
Automotive net sales for the third quarter of 2015 increased 11% to $379.9 million, compared with automotive net sales of $341.8 million in the third quarter of 2014, driven by a 15% quarter-over-quarter increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the third quarter of 2015 increased 16% to 3.1 million units compared with the third quarter of 2014, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the third quarter of 2015 increased 14% compared with the third quarter of 2014 also primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for three and nine months ended September 30, 2015 and 2014. (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
North American Interior Mirrors	2,242	2,054	9%	6,451	6,148	5%
North American Exterior Mirrors	871	627	39%	2,462	1,792	37%
Total North American Mirror Units	3,114	2,681	16%	8,913	7,939	12%
International Interior Mirrors	3,669	3,206	14%	10,903	9,778	12%
International Exterior Mirrors	1,541	1,347	14%	4,614	4,022	15%
Total International Mirror Units	5,210	4,553	14%	15,517	13,800	12%
Total Interior Mirrors	5,911	5,259	12%	17,354	15,926	9%
Total Exterior Mirrors	2,412	1,974	22%	7,076	5,813	22%
Total Auto-Dimming Mirror Units	8,324	7,233	15%	24,430	21,739	12%
Note: Percent change and amounts may not total due to rounding.

Other net sales, which include fire protection products and dimmable aircraft windows, were $9.9 million in the third quarter of 2015, an increase of 9% compared with $9.1 million in the third quarter of 2014 primarily due to increases in shipments of dimmable aircraft windows.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.0% for the third quarter of 2015 versus 60.5% in the third quarter of 2014 primarily due to the impact of currency rate fluctuations. Annual customer price reductions were essentially offset by increased purchasing cost reductions.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the third quarter of 2015 decreased 1% or $0.2 million when compared with the third quarter of 2014, primarily due to increased gains on reimbursable projects and foreign currency fluctuations.

Selling, general and administrative (S, G & A) expenses increased 3% or $0.4 million for the third quarter of 2015 compared to the third quarter of 2014, driven higher by increased marketing and advertising expenditures. S,G&A expenses were essentially flat at 4% of net sales in the third quarter of 2015 compared to the third quarter of 2014. Total operating expenses were $35.6 million which increased 1% or $0.2 million from $35.4 million in the second quarter of 2014.

Total Other Income & Expense. Total other income for the third quarter of 2015 decreased by $1.0 million when compared with the third quarter of 2014, primarily due to increased interest expense as a result of the newly implemented interest rate swap and lower realized gains on the sale of equity investments, in the third quarter of 2015.
Taxes. The effective tax rate was 32.5% in the third quarter of 2015 compared to 30.4% for same quarter of 2014. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate for the third quarter of 2015 compared to the third quarter of 2014 is primarily a result of incremental research and development tax credits of $1.8 million recognized during the third quarter of 2014 as a result of an amended tax filing at that time.
Net Income. Net income for the third quarter of 2015 increased by $6.0 million or 8% when compared with the third quarter of 2014, due to increases in sales and operating income that were offset to an extent by lower other income and increased income taxes versus the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2014
Net Sales. Net sales for the nine months ended September 30, 2015 increased by $112.9 million or 11% when compared with the same period in 2014.
Automotive net sales for the first nine months of 2015 were $1.1 billion, up 11% compared with automotive net sales of $997.7 million for the first nine months of 2014, driven by a 12% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the nine months ended September 30, 2015 increased 12% to 8.9 million units compared with same period in 2014, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the nine months ended September 30, 2015 increased 12% to 15.5 million units compared with the same period in 2014 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold for the first nine months of 2015 increased to 61.3%, up from 60.6% in the same period last year primarily due to annual customer price reductions, foreign currency fluctuations, and increased manufacturing costs, which were partially offset by purchasing cost reductions. Annual customer price reductions had a negative impact of approximately 125 - 150 basis points. Each of the other negative factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 25 - 50 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the nine months ended September 30, 2015 increased 5% or $3.0 million when compared with the same period last year, primarily due to increased staffing, testing and prototype expense, which continue due to development and launch of new business.
Selling, general and administrative (S, G & A) expenses for the first nine months of 2015 increased 3% or $1.4 million when compared with the same period last year, primarily due to severance related costs of approximately $2 million, which were partially offset by foreign currency fluctuations.
Total Other Income. Total other income for the nine months ended September 30, 2015 decreased by $8.3 million when compared with the same period last year, primarily due to lower realized gains on sales of equity investments in the first nine months of 2015 compared to the same period in the prior year.
Taxes. The effective tax rate was 31.3% for the nine months ended September 30, 2015 compared to 30.1% for same period of 2014. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes, and permanent tax differences. The increase in the effective tax rate in the first nine months of 2015 from the same period in 2014 is primarily due to incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012, which were recognized in the second quarter of 2014 and incremental research and development tax credits of $1.8 million recognized during the third quarter of 2014. Such research and development tax credits provided an incremental benefit of approximately $7.3 million which were still higher than additional benefits of approximately $3.9 million from the reversal of the uncertain tax position reserve related to the amended filings recognized in the first quarter of 2015.

Net Income. Net income for the nine months ended September 30, 2015 increased by $12.4 million or 6% to $230.1 million versus $217.6 million in the same period last year, primarily due to increased sales levels and increased operating income, which was offset by lower other income and increased income taxes.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2015 was $564.5 million, which increased approximately $67.1 million compared to $497.4 million as of December 31, 2014. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of September 30, 2015 increased approximately $40.2 million compared to December 31, 2014, primarily due to the higher sales level as well as timing of sales within those quarters.
Inventories as of September 30, 2015 increased approximately $22.8 million when compared to December 31, 2014, primarily due to increases in raw materials and finished goods inventories.
Accounts payable as of September 30, 2015 increased approximately $12.4 million when compared to December 31, 2014 primarily due to increased purchases of raw materials to meet forecasted production demand.
Accrued liabilities as of September 30, 2015 increased approximately $35.8 million compared to December 31, 2014, primarily due to increased accrued taxes, and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of September 30, 2015 decreased by $30.6 million compared to December 31, 2014, due to the Company's principal repayment on its term loan, further explained in Note 9 to the Unaudited Condensed Financial Statements.
Cash flow from operating activities for the nine months ended September 30, 2015, increased $55.7 million to $283.2 million, compared with $227.5 million, during the same nine month period last year, primarily due to increases in net income and changes in working capital.
Capital expenditures for the nine months ended September 30, 2015 were approximately $62.3 million, compared with approximately $50.0 million for the same period last year.
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
Management considers the current working capital and long-term investments, as well as the debt financing arrangement (not withstanding its prohibitions on incurring additional indebtedness), discussed further in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	September 30, 2015	December 31, 2014
Working Capital	$797,573,335	$723,206,531
Long Term Investments	94,424,586	114,642,567
Total	$891,997,921	$837,849,098

The Company has a share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three and nine months ended September 30, 2015, the Company repurchased 2,051,013 and 4,885,077 shares respectively under a repurchase authorization of 8,000,000 shares (post - split) that was approved by the Board of Directors in October 2012. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares under the plan. The Company has 6,317,443 shares remaining under the plan as of September 30, 2015, which is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company continues to outpace vehicle production growth thanks again in large part to the many different product launches that have been executed in calendar year 2015.  The Company's unit and revenue growth continue due in part to introduction of the Company's electrochromic technology on a number of vehicles as new applications.

Base interior auto-dimming mirrors were launched on 10 vehicle models in the first quarter of 2015, 6 vehicle models in the second quarter of 2015, and 13 vehicle models in the third quarter of 2015. A number of those launches involved the Company's frameless interior mirror technology. The Company’s growth was further driven by increased applications of electronic features. In the first quarter of 2015, the Company launched on 13 vehicle models that launched with advanced features, 10 vehicle models launched with advanced features in the second quarter of 2015, and an additional 4 vehicle models launched, also with advanced features, in the third quarter of 2015.

Exterior auto-dimming and non auto-dimming mirrors with advanced features are also continuing growth and penetration as evidenced by the Company's launch on 20 vehicle models in the first nine months of 2015.

These additional vehicle models offering the Company's interior, exterior and advanced feature products as well as further penetration of its products on existing models, helped drive a 9% organic growth rate for interior mirrors and a 22% organic growth rate for exterior mirrors during the first nine months of 2015 compared to the same period in the prior year, against flat light vehicle production rates in the Company's primary markets. Electronic feature content has contributed to the growth rate in 2015, evidenced by revenue growth out-pacing unit growth rates, despite a 1% headwind from foreign exchange rates and the impact of annual customer price reductions in the range of approximately 2 to 3%. The first nine months of 2015 are also highlighted by the fact that the Company has launched and is shipping auto dimming mirrors on multiple A segment vehicles with many of those vehicles utilizing advanced electronic features such as reverse camera displays, SmartBeam® and HomeLink®.

SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog and road type as well as certain lane tracking features to assist with lighting control. The Company believes it has a unique advantage in the automotive industry with SmartBeam®. The camera chip is designed by the Company specifically for certain driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company packages the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement. In addition, the Company has long been integrating its SmartBeam® camera products to optimize performance by fusing with other systems on the vehicle, including radar, navigation, steering and related modules provided by other suppliers. This enables the Company to provide its customers with a highly customizable solution that meets their unique needs and specifications. In the third quarter, the Company began shipping its SmartBeam® product on A and B segment vehicles in the Japan market. One of the product combinations now made available by the Company on these vehicles in the Japan market is a SmartBeam®, RCD mirror. To date, that mirror is the most content-rich mirror the Company has ever sold for use in the Japan market and it is being deployed on A and B segment vehicles.

HomeLink® is a vehicle to home communication system that enables many home automation functions with the simple push of a button. In 2015, HomeLink® continues to be a growth driver of the business as consumers and automakers continue to increase their demand for this type of functionality in the vehicle. HomeLink® V, which combines bi-directional communication capability for garage doors, gates, lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for innovative, new applications in the vehicle environment. In 2014, the Company announced HomeLink® for applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company is also working with compatibility partners for HomeLink® applications in new markets like China where HomeLink® has never before been offered. The unique attributes of the China market allow for potential new use cases of this product and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and product.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-October 2015 light vehicle production forecasts indicated in the table below, the Company has updated certain of its guidance for calendar year 2015.

Light Vehicle Production (per IHS Automotive October light vehicle production forecast)
(in Millions)
Region	Q4 2015	Q4 2014	% Change	Calendar Year 2015	Calendar Year 2014	% Change
North America	4.31	4.24	2%	17.48	17.03	3%
Europe	5.05	4.99	1%	20.74	20.15	3%
Japan and Korea	3.27	3.38	(3)%	13.12	13.68	(4)%
Total Light Vehicle Production	12.63	12.61	—%	51.34	50.86	1%
The Company currently estimates that top line revenue for calendar year 2015 will be between $1.52 and $1.54 billion, and continues to estimate that the gross profit margin for calendar year 2015 will be between 38.5% and 39%. These estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. Continuing uncertainties, including: light vehicle production levels; automotive plant shutdowns; sales rates in Europe, Asia and North America; currency rate fluctuations; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, making forecasting difficult.
The Company also estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are currently expected to be between $145 and $147 million for calendar year 2015, primarily due to increased staffing and benefit costs which continue to support growth and the development of new business.
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
The Company also continues to estimate that depreciation and amortization expense for calendar year 2015 will be approximately $85 - $90 million.
Finally, the Company continues to estimate that its tax rate will be between 31.5% and 32% for calendar year 2015.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2015, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2014, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the nine months ended September 30, 2015:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2015	—	—	—	6,202,520
February 2015	491,078	17.69	491,078	5,711,442
March 2015	915,517	17.87	915,517	4,795,925
First Quarter 2015 Total	1,406,595	17.81	1,406,595

April 2015	695,776	17.83	695,776	4,100,149
May 2015	400,243	17.44	400,243	3,699,906
June 2015	331,450	17.11	331,450	3,368,456
2nd Quarter 2015 Total	1,427,469	17.55	1,427,469

July 2015	1,291,008	16.22	1,291,008	2,077,448
August 2015	367,747	15.82	367,747	1,709,701
September 2015	392,258	15.38	392,258	6,317,443
3rd Quarter 2015 Total	2,051,013	15.99	2,051,013

2015 Total	4,885,077	16.97	4,885,077	6,317,443

*See above and below for additional plan details.

As of September 30, 2015, the Company has repurchased 62,682,557 shares at a total cost of $527,528,514 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
Totals	62,682,557	$527,528,514

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

GENTEX CORPORATION

Date:	November 5, 2015	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief
Executive Officer (Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 5, 2015	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Treasurer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	November 5, 2015	/s/ Kevin C. Nash
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