Form 10-K
period 2015-12-31
GENTEX CORP
filed 2016-02-23
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), 293,627,515 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $4,680,011,701 computed at the closing price on that date.
As of February 1, 2016, 288,888,033 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2015
FORM 10-K

Part I

Item 1.        Business.

(a)	General Development of Business

Gentex Corporation (the Company) designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics features that are value added features to the interior and exterior automotive rearview mirrors as well as interior visors and overhead consoles. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

The Company was organized as a Michigan corporation in 1974 to manufacture smoke detectors, a product line that has since evolved to include a variety of fire protection products. In 1982, the Company introduced an interior electro-mechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In 1987, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In 1991, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric. In 2005, the Company began making volume shipments of its new bezel-free exterior automatic-dimming mirror. In 2005, the Company announced, and in 2010 began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors. In 2015, the Company began making volume shipments of the Full Display Mirror, which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company signed an exclusive agreement in the ordinary course of business with TransCore to integrate TransCore's Universal Toll Module™ ("UTM") technology into its interior automatic-dimming rearview mirrors. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield. Automotive revenues represent approximately 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	Financial Information About Segments
See Note 7 to the Consolidated Financial Statements filed with this report.

(c)	Narrative Description of Business

The Company is a supplier of automatic-dimming and non-automatic-dimming rearview interior and exterior mirrors and electronics to the automotive industry, dimmable aircraft windows for aviation markets, and fire protection products to the fire protection market.

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, universal toll modules, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features.

The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features available in its automatic-dimming applications.

The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console.

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pick-up trucks, sport utility vehicles, and vans for original equipment manufacturers (OEMs) worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2015.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Steelmate, Tokai Rika Company, Ningbo Kingband, and Beijing Sincode. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include, SmartBeam® and certain driver-assist features, HomeLink®, frameless mirror designs, LED map lamps, compass and temperature displays, telematics, universal toll modules, hands free communication, as well as Rear Camera Display (RCD) and Full Display (FDM) interior mirrors, proprietary exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view.
Automotive Rearview Mirrors and Electronics Markets and Marketing. In North America, Europe and Asia, the Company markets its products primarily through a direct sales force through its sales and engineering offices located in, Germany, UK, Sweden, France, Japan, Korea and China, as well as its headquarters in Michigan. The Company generally supplies automatic-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders with customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors and electronics modules for Audi, BMW, Daimler, FCA Group, Ford, General Motors, Honda, Hyundai/Kia, Infiniti, Jaguar/Land Rover, Lexus, Mazda, Mitsubishi, Nissan, Opel, PSA Group, Renault, Rolls Royce, SAIC, SEAT, Skoda, Subaru, Suzuki, Tesla, Toyota, Volkswagen and Volvo.
The Company’s automatic-dimming mirror unit shipment mix by region has significantly changed over the past ten years. The following is a breakdown of unit shipment mix by region in 2015, 2014, 2013, and 2005 calendar years:

	2015	2014	2013	2005
Domestic	22%	21%	25%	34%
Transplants(1)	15%	16%	13%	14%
North America	37%	37%	38%	48%
Europe	45%	44%	42%	38%
Asia-Pacific	18%	19%	20%	14%
Total	100%	100%	100%	100%
(1) European and Asian based automakers with automotive production plants in North America.

Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.

Historically, new safety and comfort and convenience options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its automatic-dimming mirrors with and without advanced features will be offered in more option rate packages, and continue to be available on more small and mid-size vehicle models as consumer awareness of these safety and comfort and convenience features continues to grow, and as the Company continues its efforts to make automakers aware of the Company's technology available on competitive vehicle platforms.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 91% market share worldwide in 2015 and an approximate 90% market share in 2014. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a wholly-owned subsidiary of Magna International, continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of electrochromic mirrors and may have considerably more resources available to it. As such, Magna Mirrors may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.
On September 27, 2013, the Company completed its acquisition of HomeLink®. Currently, the Company is the sole supplier of wireless in-vehicle communication devices to the automotive industry for communication with garages, gates, parking barriers, and certain home automation products. HomeLink® business continues to be awarded to the Company either through its automatic-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile (i.e. visors, overhead consoles, and center consoles). In 2014, the Company announced HomeLink ® for applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink ® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company believes it is being awarded virtually all business in this area and while the Company believes it continues to maintain a competitive advantage in this area, the increased focus on vehicle and home connectivity through other devices, represents a longer term competitive threat.
The Company believes its electrochromic automatic-dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products and the Company makes significant research and development investments to continue to increase and improve the performance advantages of its products.
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
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. driver-assist features, rear video camera, etc.), the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features are brought to market.
Fire Protection Products

The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, photoelectric smoke detectors and electrochemical carbon monoxide alarms, electrochemical carbon monoxide detectors and alarms, audible and visual signaling alarms, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential establishments.

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
Markets and Marketing. The Company markets its variably dimmable windows to aircraft manufacturers globally.
Competition. The Company’s variably dimmable aircraft windows are the first commercialized product of its type for original equipment installation in the aircraft industry. Other manufacturers are working to develop and sell competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
The Company’s success with electrochromic technology provides potential opportunities for other commercial applications, which the Company expects to explore in the future when and as the Company feels it is in its best interests to do so.
Trademarks and Patents
The Company owns 29 U.S. Registered Trademarks and 533 U.S. Patents, of which 22 Registered Trademarks and 491 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2016 and 2034. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 175 foreign Registered Trademarks and 687 foreign patents, of which 167 Registered Trademarks and 607 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2016 and 2040. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 7 U.S. Registered Trademarks, 16 U.S. Patents, 18 foreign Registered Trademarks, and 11 foreign patents that relate to the Company’s fire protection products. The US Patents expire between 2017 and 2032, while the foreign patents expire between 2020 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.

The Company owns 26 U.S. Patents and 15 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire between 2016 and 2034, while the foreign patents expire between 2021 and 2027.
The Company also has in process 244 U.S. patent applications, 217 foreign patent applications, and 45 Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.

Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non- automatic-dimming rearview mirrors and electronics for the automotive industry, fire protection products for the fire protection industry and variable dimmable windows for the aircraft industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's net sales in 2015 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Ford Motor Company. The loss of any of these customers (or certain other significant customers) could have a material adverse effect on the Company's business, financial condition, and/or results of operations. The Company’s backlog of unshipped orders was $428.2 million and $368.2 million at February 1, 2016, and 2015, respectively.
At February 1, 2016, the Company had 4,757 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing.

(d)	Financial Information About Geographic Areas
See “Markets and Marketing” in Narrative Description of Business (Item 1(c)) and Note 7 of the Consolidated Financial Statements for certain information regarding geographic areas.

(e)	Available Information
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s Internet website (http://ir.gentex.com) as soon as practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.

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
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2015 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Ford Motor Company. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience on-going pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, increases in unit shipments of mirrors and electronics with advanced features, each of which pose an ongoing challenge, which could adversely impact our business, financial condition, and/or results of operations.

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
Our CMOS imager technology when used as a rearward facing automotive video camera is a video camera that competes with other commercially available automotive video cameras. While we believe our video camera, when combined with our display mirror products, produces a higher dynamic range than other commercially available automotive video cameras, we recognize other technologies are highly competitive and these features are price sensitive. Our ability to market and sell our products may be affected by the high level of competition in this market.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration to allow automakers to use cameras as an option to replace conventional rearview mirrors within North America, however, no final ruling or legislation was made in response to this petition. In November 2015, a revision to UN-ECE Regulation 46 was approved, which would allow camera monitor systems to replace mirrors within European countries. The revision will enter into force in mid-to-late 2016. Rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and are the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imager cameras and video displays as well. The Company believes that combining video displays with mirrors may well provide a safer overall product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of camera imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, there could be increased competition.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable windows, and electronics, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, poses risk for the Company. This trend represents an increasing risk to technology companies in the United States, including the Company.
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
Credit Risk. In light of the continuing financial stresses within the certain regions within the worldwide automotive industry, certain automakers and Tier 1 customers may be considering the sale of certain business segments or bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
Our overall allowance for doubtful accounts primarily relates to financially distressed automotive mirror and electronics customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
Supply Chain Disruptions. Due to the just-in-time supply chains within the automotive industry, a disruption in a supply chain caused by one or more of our suppliers and/or an unrelated Tier 1 supplier due to part shortages, natural disasters, work stoppages, strikes, bankruptcy, etc. could disrupt our shipments to one or more automakers or Tier 1 customers, which could adversely affect our business, financial condition, and/or results of operations.
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

Employees. Our business success depends on attracting and retaining qualified personnel. Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in increased turnover. In addition, any unplanned turnover or inability to attract and retain key employees, including managers, could have a negative effect on our business, financial condition and/or results of operations.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, and 2015, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

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

On December 8, 2015 the National Highway Traffic Safety Administration (NHTSA) proposed changes to the Administration’s 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  At this time, NHTSA intends to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  The Company believes that its SmartBeam® technology will be qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

Interest Rate Risk. The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance an acquisition and working capital requirements. The Company's total variable-rate debt was $233.1 million as of December 31, 2015. As of December 31, 2015, the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $150 million of its variable-rate debt to fixed-rate debt that had an effective date of July 31, 2015 lasting through the term of the Company's loan agreement related thereto which is September 27, 2018. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other accrued liabilities in the amount of $2.9 million at December 31, 2015. As of December 31, 2015, the weighted-average interest rate on the Company's variable-rate debt was approximately 1.43%. Based on loan balances as of December 31, 2015 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $.8 million dollars on an annual basis. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

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

•
General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $13.84 to a high of $18.80 during 2015. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2015 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

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
In 2012, the Company expanded its automotive exterior mirror manufacturing facility in Zeeland, Michigan, with the construction of a 32,000 square-foot building addition, which was completed at a cost of approximately $4 million. The Company also constructed a 60,000 square-foot chemistry lab facility in Zeeland, Michigan, which was completed as a cost of approximately $11.5 million. These expansion projects in 2012 were funded from cash and cash equivalents on hand.
In 2013, the Company completed a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, with a total cost of approximately $25 million. Also in 2013, the Company completed a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production, chemistry labs, as well as air conditioning. This was completed for a total cost of approximately $11 million. The above projects were funded from cash and cash equivalents on hand.
In 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located in Zeeland, Michigan. The total cost of the project is expected to be approximately $45 - $50 million and will be completed in 2016. The building will be operational for distribution of products during mid-2016, and the production phase will begin in early 2017. This project will be funded from cash and cash equivalents on hand.
Europe
The Company also has sales and engineering offices throughout Europe to support its sales and engineering efforts. In 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in

Europe. In 2003, the Company constructed a 40,000 square-foot office and distribution facility in Erlenbach, Germany, at a cost of approximately $5 million, which was funded from cash and cash equivalents on hand. In 2014, the Company began design plans for a 50,000 square-foot expansion of this facility. In 2015, the Company began construction of the facility. This project is expected to cost approximately $7 million and is expected to be completed in 2016, and is to be funded from cash and cash equivalents on hand.
The Company also operates satellite sales and engineering offices in Pfaffenhoffen, Sindlelfingen and Cologne, Germany.
The Company currently also operates sales and engineering offices out of the United Kingdom, France, Sweden and Bulgaria.
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
Capacity
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. As a result, in 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site where the Company previously performed master planning and completed land infrastructure improvements, located in Zeeland, Michigan. The total cost of the building project is expected to be approximately $45 - $50 million and will be completed in 2016 and will be funded with cash and cash equivalents on hand. Once operational, the Company expects that it will add capacity to produce an additional 10 - 15 million mirrors annually, depending on product mix and overall use of the buildings.
The Company estimates that it currently has building capacity to manufacture approximately 25 - 27 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2015, the Company shipped 23.5 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 10 - 12 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2015, the Company shipped approximately 9.5 million exterior automatic-dimming mirrors.

Item 3.        Legal Proceedings.
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company does not believe however, that at the current time, any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 1, 2016, there were 2,574 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table. (Adjusted for the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

	Common Stock Price Range		Dividends Declared Per Share
Quarter	2015	2014	2015	2014
First Quarter	$15.83 - 18.80	$14.80 - 17.21	$0.080	$0.070
Second Quarter	$16.34 - 18.55	$13.90 - 15.89	0.085	0.080
Third Quarter	$13.84 - 16.80	$13.33 - 15.16	0.085	0.080
Fourth Quarter	$15.29 - 16.91	$13.17 - 19.06	0.085	0.080
Year	$13.84 - 18.80	$13.17 - 19.06	$0.335	$0.310
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2010, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.055 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.06 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.065 per share until the Board takes other action with respect to the payment of dividends. In February 2013, The Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.07 per share until the Board takes other action with respect to the payment of dividends. In May 2014, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.08 per share until the Board takes other action with respect to the payment of dividends. In May 2015, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.085 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors. (All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

(b) Not applicable.

(c)
On October 8, 2002, the Company announced a share repurchase plan, under which it had the authority to repurchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On February 18, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan.The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2015:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2015	—	—	—	6,202,520
February 2015	491,078	$17.69	491,078	5,711,442
March 2015	915,517	$17.87	915,517	4,795,925
April 2015	695,776	$17.83	695,776	4,100,149
May 2015	400,243	$17.44	400,243	3,699,906
June 2015	331,450	$17.11	331,450	3,368,456
July 2015	1,291,008	$16.22	1,291,008	2,077,448
August 2015	367,747	$15.82	367,747	1,709,701
September 2015	392,258	$15.38	392,258	1,317,443
October 2015	1,005,078	$15.94	1,005,078	5,312,365
November 2015	370,153	$16.40	370,153	4,942,212
December 2015	390,265	$15.98	390,265	4,551,947
Total	6,650,573		6,650,573

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

As of December 31, 2015, the Company has repurchased 64,448,053 shares at a total cost of $555,856,886 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for two-for-one stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
Total	64,448,053	$555,856,886

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

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2015	2014	2013	2012	2011
Net Sales	$1,543,618	$1,375,501	$1,171,864	$1,099,560	$1,023,762
Net Income	318,470	288,605	222,930	168,587	164,668
Earnings Per Share (Fully Diluted)	$1.08	$0.98	$0.77	$0.59	$0.57
Gross Profit Margin	39.1%	39.2%	36.8%	33.9%	35.3%
Cash Dividends per Common Share	$0.335	$0.31	$0.28	$0.26	$0.24
Total Assets	$2,148,673	$2,022,540	$1,764,088	$1,265,691	$1,176,027
Long-Term Debt Outstanding at Year End	$225,625	$258,125	$265,625	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2015	2014
	Year Ended December 31,			Vs	Vs
	2015	2014	2013	2014	2013
Net Sales	100.0%	100.0%	100.0%	12.2%	17.4%
Cost of Goods Sold	60.9	60.8	63.2	12.3	12.9
Gross Profit	39.1	39.2	36.8	12.0	25.1
Operating Expenses:
Engineering, Research and Development	5.7	6.1	6.5	5.0	10.0
Selling, General and Administrative	3.7	4.1	4.2	1.3	12.9
Total Operating Expenses:	9.4	10.2	10.8	3.5	11.2
Operating Income	29.7	29.0	26.0	15.0	30.9
Other Income/(Expense)	0.3	1.2	2.0	(70.7)	(29.3)
Income Before Provision for Income Taxes	30.0	30.2	28.0	11.6	26.6
Provision for Income Taxes	9.4	9.2	9.0	14.5	20.5
Net Income	20.6%	21.0%	19.0%	10.3%	29.5%

Results of Operations: 2015 to 2014
Net Sales. Company net sales increased by $168.1 million, or 12% compared to the prior year. Automotive net sales increased due to a 14% increase in automatic-dimming mirror shipments, from 29.0 million units in 2014 to 33.0 million units in 2015, primarily reflecting increased overall penetration of automatic-dimming mirrors. North American automotive mirror unit shipments increased 13% in 2015 compared with the prior year, primarily due to a 37% increase in shipments of the Company's exterior automatic-dimming mirrors and a 5% increase in shipments of interior automatic-dimming mirrors, each on a year over year basis. International automotive mirror unit shipments increased 14% in 2015 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers.
Other net sales increased 4% to $36.7 million compared to the prior year, as dimmable aircraft window sales increased 6% year over year and fire protection sales increased 2% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 60.8% in 2014 to 60.9% in 2015, primarily due to annual customer price reductions and foreign currency fluctuations, which were essentially offset by purchasing cost reductions and product mix. Purchasing cost reductions impacted cost of goods sold as a percentage of net sales by approximately 100 - 125 basis points. All of the remaining factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 50 basis points.
Operating Expenses. Engineering, research and development expenses increased by $4.2 million from 2014 to 2015, and remained at 6% of net sales. E, R & D expenses in 2015 increased 5% year over year, compared to calendar year 2014 primarily due to increased staffing levels which continue to support growth and the development of new business.
Selling, general and administrative expenses increased by $0.7 million or 1% from 2014 to 2015, and remained at 4% of net sales. The primary reason for the increase from 2014 to 2015 was due to increased marketing and advertising expenditures.

Total Other Income/(Expense). Investment income decreased $1.0 million in 2015 versus 2014, primarily due to lower year-end mutual fund distribution income. Other income – net decreased $10.6 million in 2015 versus 2014, primarily due to lower realized gains on the sale of equity investments and increased interest expense associated with the Company's debt financing, as well as increased interest expense as a result of the interest rate swap implemented in 2015, as discussed further in Note 2 of the Consolidated Financial Statements.
Taxes. The effective tax rate was 31.3% for year ended December 31, 2015 compared to 30.5% the prior year. The effective tax rate differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction and the effect of the Protecting Americans from Tax Hikes (PATH) Act, which was signed into law in the fourth quarter and applied retroactively to January 1, 2015 for various tax provisions that had expired as of December 31, 2014. The increase in the effective tax rate in 2015 from the prior year is primarily due to certain tax credits realized during 2014 that were not repeated during 2015. Those tax credits realized in 2014 included incremental research and development tax credits related to amended tax return filings for calendar years 2010 through 2012 of $5.5 million, as well as incremental benefits realized as part of original 2013 tax return of approximately $1.8 million plus the $3 million in estimated benefit for 2014 for a total of $10.3 million in tax credits.
Net Income. Net income increased by $29.9 million, or 10% year over year, primarily due to increased sales.

Results of Operations: 2014 to 2013
Net Sales. In 2014, Company net sales increased by $203.6 million, or 17% compared to the prior year. Automotive net sales increased due to the acquisition of HomeLink® and an 11% increase in automatic-dimming mirror shipments, from 26.2 million units in 2013 to 29.0 million units in 2014, primarily reflecting increased overall penetration of automatic-dimming mirrors. North American automotive mirror unit shipments increased 6% in 2014 compared with the prior year, primarily due to a 12% increase in shipments of the Company's exterior automatic-dimming mirrors. International automotive mirror unit shipments increased 14% in 2014 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers.
Other net sales increased 27% to $35.4 million compared to the prior year, as dimmable aircraft window sales increased 54% year over year and fire protection sales increased 4% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 63.2% in 2013 to 60.8% in 2014, primarily reflecting improvements in product mix, purchasing cost reductions, and the impact of the HomeLink® acquisition, partially offset by annual automotive customer price reductions. Each of the positive factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 125-150 basis points.
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

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of only mild improvements in the Company's primary markets and devaluations of foreign currencies in markets where the Company's sales exist.
The Company's cash and cash equivalents were $551.6 million, $497.4 million and $309.6 million as of December 31, 2015, 2014 and 2013, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $4.2 million, $10.1 million and $8.1 million as of December 31, 2015, 2014 and 2013, respectively. The funds held by foreign subsidiaries are considered indefinitely reinvested to be used to support operations outside the United States. The Company does not intend to repatriate any foreign cash or cash equivalents in the foreseeable future. These amounts would be subject to possible U.S. taxation only if remitted as dividends.
The Company's current ratio increased from 6.4 as of December 31, 2014, to 7.5 as of December 31, 2015, primarily due to an increase in accounts receivable and in cash and cash equivalents as a result of increased operating cash flows. The Company's current ratio increased from 5.0 as of December 31, 2013, to 6.4 as of December 31, 2014, primarily due to an increase in cash and cash equivalents as a result of increased operating cash flows.
Cash flow from operating activities was $351.6 million, $327.2 million and $317.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flow from operating activities increased $24.4 million for the year ended December 31, 2015 compared to the prior year, primarily due to increased net income, offset by changes in working capital. Cash flow from operating activities increased $9.9 million for the year ended December 31, 2014, compared the same period in 2013, primarily due to increased net income.
Cash flow used for investing activities for the year ended December 31, 2015 increased by $10.0 million to $89.7 million, compared with $79.7 million, during 2014, primarily due to increases in capital expenditures during the year. Cash flow used for investing activities for the year ended December 31, 2014 decreased $553.5 million to $79.7 million, compared to the year ended December 31, 2013, primarily due to the HomeLink® acquisition in 2013. Capital expenditures for the year ended December 31, 2015, were $97.9 million, compared with $72.5 million for the prior year, primarily due to an increase in production equipment purchases and building related costs. Capital expenditures for the year ended December 31, 2014 were $72.5 million, compared with $55.4 million the prior year, primarily due to an increase in production equipment purchases and building related costs.
Cash flow used for financing activities for the year ended December 31, 2015, increased $148.0 million to $207.7 million, compared to the prior year, primarily due to repurchases of common stock of $111.2 million, repayments of long-term debt of $32.5 million, and an increase of $9.4 million to $97.0 million in dividends paid. Cash flow used for financing activities for the year ended December 31, 2014, increased $295.5 million to $59.7 million compared to the prior year, primarily due to dividends paid and common stock repurchases.
Cash and cash equivalents as of December 31, 2015 increased $54.1 million compared to December 31, 2014, primarily due to cash flow from operating activities, partially offset by common stock repurchases, dividends paid, and capital expenditures.
Accounts receivable as of December 31, 2015 increased $28.0 million compared to December 31, 2014, primarily due to the higher sequential sales level.
Inventories as of December 31, 2015, increased $32.9 million compared to December 31, 2014, primarily due to increases in raw materials and finished goods in support of increased sales levels.
Long-term investments as of December 31, 2015, decreased $19.5 million compared to December 31, 2014, primarily due to reductions in unrealized gains on equity investments and realized gains on sales of equity investments that were not re-invested.
Intangible Assets, net as of December 31, 2015 decreased $19.3 million compared to December 31, 2014, due to the amortization of definite lived intangible assets and patents, discussed further in in Note 11 to the Consolidated Financial Statements.

Accounts payable as of December 31, 2015, decreased $5.1 million compared to December 31, 2014, primarily due the timing of inventory and capital expenditure payments.
Long term debt as of December 31, 2015 decreased $32.5 million compared to December 31, 2014, due to principal repayments on the Company's long term debt financing. Additionally, the Company entered into an interest rate swap transaction on October 1, 2014 as discussed further in Note 2 of the Consolidated Financial Statements.
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

	2015	2014	2013
Working Capital	$853,002,246	$723,206,531	$481,205,828
Long Term Investments	95,156,539	114,642,567	107,005,522
Total	$948,158,785	$837,849,098	$588,211,350

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

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for calendar year 2016 are approximately 18.2 million units for North America, 21.2 million for Europe and 13.3 million for Japan and Korea.
The Company currently estimates that top line revenue for calendar year 2016 will be between $1.64 and $1.72 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite modest vehicle production increases in our primary markets. Continuing uncertainties, including: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 38.5% and 39.5% for calendar year 2016.  Historically, annual customer price reductions place significant pressure on gross margin on an annual basis. However, given the current sales forecast and projected product mix for 2016, the Company continues to believe it may be able to offset the majority of those annual customer price reductions with purchasing cost reductions and operational efficiencies and by leveraging fixed overhead. Since the acquisition of HomeLink in 2013, the Company has continued to demonstrate growth and margin discipline and is confident in its ability to continue to do so.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $152 and $160 million for calendar year 2016, primarily due to staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.

In light of on-going demand for our automatic-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently anticipates that 2016 capital expenditures will be approximately $115 - $130 million, a majority of which will be production equipment purchases. 2016 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2016 will be approximately $90 - $100 million.
The Company is also estimating that its tax rate will be between 31.5% and 32.5% for calendar year 2016.
The Company also intends to continue to repurchase additional shares of its common stock in the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. On February 18, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares under the plan.

Historically, the Company has been able to show strong business growth and out-performance versus automotive light vehicle production in its primary markets. Recently, however, speculation surrounding cameras and displays replacing mirrors has created concerns around that growth story. In an effort to show that the Company believes it has a sustainable business, built for the long term, the Company is also providing revenue guidance for calendar year 2017. IHS current forecasts for light vehicle production for calendar year 2017 are approximately 18.5 million units for North America, 21.7 million for Europe and 13.1 million for Japan and Korea. Based on these assumptions, the Company is estimating that revenue for calendar year 2017 will increase approximately 6 to 10% over current estimates provided for 2016 revenue.
Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments). Interest rate fluctuations on the Company's long term debt financing could negatively impact our financial performance due to increased borrowing costs. The Company has entered into an interest rate swap transaction that has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility to 1.89%, as of the effective date. Refer to Note 2 of the Consolidated Financial Statements regarding further discussion of the Company's long term debt obligations as well as its interest rate swap transaction entered into on October 1, 2014.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2015, approximately 6% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 6% for 2014 and 7% for 2013). The Company currently expects that approximately 6% of the Company’s net sales in 2016 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.

Most of the Company’s equity investments are managed by a number of outside equity fund managers who invest primarily in large capitalization companies traded on the U.S. stock markets.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (000,000) as of December 31, 2015.

	Total	Less than 1 Year	1-3 Years
Short-term debt	7.5	7.5	—
Long-term debt	225.6	—	225.6
Interest on short and long-term debt	10.7	4.0	6.7
Operating leases	0.9	0.6	0.3
Purchase obligations	212.3	212.3	—
Dividends payable	24.8	24.8	—
Total	481.8	249.2	232.6
Purchase obligations are primarily for raw material inventory and capital equipment.

Critical Accounting Policies
The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates, assumptions and apply judgments that affect its financial position and results of operations. On an ongoing basis, management evaluates these estimates and assumptions. Management also continually reviews its accounting policies and financial information disclosures.
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

Goodwill and Intangible Assets. Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired and the second step is not required. However, if the fair value of the reporting unit is less than its carrying amount, an entity must perform the second step to measure the amount of the impairment loss, if any. The second step requires a reporting unit to compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests are the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable and no impairment existed at December 31, 2015 or December 31, 2014, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

Refer to Note 11, "Goodwill and Intangible Assets" of the notes to consolidated financial statements for information regarding the impairment testing performed in calendar year 2015.

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
See "Market Risk Disclosure" in Management’s Discussion and Analysis (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2015	2014	2015	2014	2015	2014	2015	2014
Net Sales	$368,937	$335,739	$379,258	$338,437	$389,829	$350,914	$405,593	$350,411
Gross Profit	143,092	131,299	145,543	134,292	151,897	138,626	163,244	134,673
Operating Income	107,709	97,178	108,133	99,835	116,263	103,206	126,662	98,615
Net Income	77,183	68,566	74,558	76,727	78,332	72,337	88,396	70,975
Diluted Earnings per share	$0.26	$0.24	$0.25	$0.26	$0.27	$0.25	$0.30	$0.24
Basic Earnings per share	$0.26	$0.24	$0.25	$0.27	$0.27	$0.25	$0.30	$0.24

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2015.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2015, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2015.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Fred Bauer	73	Chief Executive Officer	May 1986
Steve Downing	38	Senior Vice President and Chief Financial Officer	June 2015
Kevin Nash	41	Vice President, Accounting and Chief Accounting Officer	June 2014
Scott Ryan	35	Assistant General Counsel and Corporate Secretary	June 2015
Joseph Matthews	47	Vice President, Purchasing	June 2014
Mark Newton	56	Former Senior Vice President	August 2010 - June 2015
There are no family relationships among the officers listed in the preceding table.
Fred Bauer has held his current position with the Company for more than five years.
Steve Downing was elected Senior Vice President and Chief Financial Officer on June 18, 2015. He previously served as Vice President of Finance and Chief Financial Officer from May 2013 to June 2015, as Vice President of Commercial Management from July 2012 to May 2013, as Director of Commercial Management from June 2009 to July 2012, as Commercial Manager from October 2006 to June 2009, as Senior Financial Analyst from April 2006 to October 2006, and prior to that was a Financial Analyst from his hire date in July 2002 to April 2006.
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
Scott Ryan was elected Assistant General Counsel and Corporate Secretary on June 18, 2015 and became an executive officer on August 20, 2015. He previously served as Patent Counsel from November 2013 to June 2015 and prior to that was a Patent Attorney from his hire date in December 2010 to November 2013.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2016 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2015 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated by reference.
The Company has adopted a Code of Ethics for Certain Senior Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464 and the Company's website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company’s website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

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

On February 18, 2016, the Board of Directors adopted the Gentex Corporation Performance-Based Bonus Plan (the "Plan") to: further emphasize performance-based compensation; increasingly provide executive officers, officers, and other key employees of the Corporation with appropriate incentives concerning corporate and individual performance; and enhance the alignment between such key employees and shareholders.

The Plan is administered by the Compensation Committee of the Board, which has discretion to determine the executive officers, officers, and other employees eligible to participate in the Plan. Only employees of the Corporation are eligible to participate in the Plan.

The following performance-based pay elements apply to participants in the Plan:

(1)    Additional Profit-Sharing Bonus - In addition to participation in the Profit-Sharing Bonus Plan of the Company (in which all employees participate), an Additional Profit-Sharing Bonus as described below is available to participants. For each year during which the Plan is made effective by the Compensation Committee, each participant can receive a ten percent (10%) increase in the Profit-Sharing Bonus percentage (on a weighted average basis) that was used to calculate the Profit-Sharing Bonuses paid to all employees for such year (without regard to the Plan) for each one percent (1%) by which net sales in such year exceed net sales in the prior year. A participant's total bonus paid pursuant to the Additional Profit-Sharing Bonus is calculated as the weighted average Profit-Sharing Bonus percentage for the year, plus the Additional Profit-Sharing Bonus percentage determined above, multiplied by the closing annual base pay rate of the participant, less the accumulated Profit-Sharing Bonus paid or payable to the participant for the preceding calendar year.

(2)    Performance Bonus - Performance bonuses are available to participants based on the achievement of the following performance metrics:

(a)    EBITDA, which will have a 33.33% weighting;

(b)    Diluted Earnings per Share, which will have a 33.33% weighting; and

(c)    Quality, which will have a 33.33% weighting.

For purposes of determining such performance bonuses, the Compensation Committee will annually establish a threshold and a target for each applicable performance metric. No performance bonus will be paid with respect to any performance metric unless the threshold established by the Compensation Committee is exceeded. A maximum of up to ten percent (10%) of the closing annual base pay rate of a participant will be paid to each participant as a performance bonus provided that the targets for all performance metrics which the Compensation Committee has established are met or exceeded. To the extent performance exceeds the established threshold, but does not meet the established target, a pro-rata portion of the maximum bonus payable will be paid as a performance bonus (based on the percentage of the target achieved in excess of the threshold). The Quality metric is based on a combination of parts per million and overall cost of quality. Notwithstanding the foregoing, based on any criteria it establishes, the Committee reserves the right to increase a performance bonus for personal goal achievement up to twenty-five percent (25%) of such bonus and to continue to pay bonuses for personal goal achievement to any non-CEO participants of up to twenty-five percent (25%) of base compensation. Any and all bonuses under the Plan are payable in accordance with policies and procedures established by the Compensation Committee.

For 2015, net sales exceeded net sales in 2014 by 12%. In addition, each executive officer was awarded a maximum performance bonus because each of the targets for performance metrics (EBITDA, Diluted Earnings Per Share, and Quality) was exceeded as set forth below:

Performance Metric	Weighting Factor	Threshold	Target	Actual Result
EBITDA	1/3	$415,653,830	$500,285,000	In excess of Target
Diluted EPS	1/3	$0.88	$0.99	In excess of Target
Quality	1/3	*	*	In excess of Target
* Quality thresholds and targets are a non-variable calculation based on parts per million (PPM) plus over-all corporate cost of quality.

For 2015, the following bonuses were earned by the executive officers under the Plan:

Performance-Based Bonus Plan
2015 Earned Bonuses

Executive Officer	Additional Profit-Sharing Bonus	Performance Bonus
Fred Bauer, Chief Executive Officer	$151,322	$52,700
Steve Downing, Senior Vice President and Chief Financial Officer	$96,026	$30,000
Kevin Nash, Vice President, Accounting and Chief Accounting Officer	$51,498	$17,274
Scott Ryan, Assistant General Counsel and Corporate Secretary	$63,156	$20,500
Joseph Matthews, Vice President, Purchasing	$40,036	$14,560
In addition to the Performance-Based Bonus Plan payments, the Compensation Committee approved bonuses for personal goal achievement for Mr. Nash and Mr. Matthews on February 22, 2016 of $15,000 and $17,500, respectively.
Also on February 22, 2016, the Compensation Committee gave final approval for changes to each of the Non-CEO named executive officers compensation as reflected below due to overall increases in responsibilities, Company performance, and personal performance. Stock option grants and restricted stock grants were approved pursuant to the Company's shareholder approved Employee Stock Option Plan and shareholder approved Second Restricted Stock Plan, respectively.
Mr. Downing's annual salary was set at $337,500. In addition, the Compensation Committee approved a 17,730 share stock option grant and a restricted stock grant of 6,300 shares.
Mr. Nash's annual salary was set at $187,772. In addition, the Compensation Committee approved a 8,470 share stock option grant and a restricted stock grant of 3,150 shares.
Mr. Ryan's annual salary was set at $208,417. In addition, the Compensation Committee approved a 4,580 share stock option grant and a restricted stock grant of 1,650 shares.
Mr. Matthews annual salary was set at $155,792. In addition, the Compensation Committee approved a 5,300 share stock option grant and a restricted stock grant of 2,570 shares.

Notwithstanding the foregoing, each of the non-CEO named executive officers do not have written employment agreements, and will continue to be at-will employees of the Company, as is the case with all employees of the Company.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information contained under the caption “Certain Transactions” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The information contained under the caption “Election of Directors” contained in the definitive Proxy Statement hereby incorporated herein by reference.

Item 14.    Principal Accounting Fee and Services.
Information regarding principal accounting fees and services set forth under the caption “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services” in the definitive Proxy Statement is hereby incorporated herein by reference. Information concerning the policy adopted by the Audit Committee regarding the pre-approval of audit and non-audit services provided by the Company’s independent auditors set forth under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. See Part II, Item 8.
2. Financial Statements Schedules. None required or not applicable.

3. Exhibits. See Exhibit Index on Page 62.

(b)	See (a) above.

(c)	See (a) above.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, Senior Vice President and Chief Financial Officer
Date:	February 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23rd day of February, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Fred T. Bauer
Fred T. Bauer, Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Steven R. Downing
Steven R. Downing, Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

By:	/s/ Kevin C. Nash
Kevin C. Nash, Vice President - Accounting and Chief Accounting Officer
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
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gentex Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 23, 2016

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$551,557,527	$497,429,804
Short-term investments	4,547,355	—
Accounts receivable	195,969,400	168,008,704
Inventories	174,695,411	141,757,884
Prepaid expenses and other	57,239,099	49,441,302
Total current assets	984,008,792	856,637,694
PLANT AND EQUIPMENT:
Land, buildings and improvements	232,665,249	231,160,686
Machinery and equipment	616,335,223	554,425,200
Construction-in-process	84,980,367	56,685,789
Total Plant and Equipment	933,980,839	842,271,675
Less- Accumulated depreciation	(521,260,569)	(468,880,683)
Net Plant and Equipment	412,720,270	373,390,992
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	95,156,539	114,642,567
Intangible Assets, net	327,575,000	346,875,000
Patents and other assets, net	21,846,482	23,627,931
	751,943,866	792,511,343
TOTAL ASSETS	$2,148,672,928	$2,022,540,029
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$66,353,774	$71,456,983
Accrued liabilities:
Salaries, wages and vacation	9,324,470	8,984,609
Income Taxes	148,251	768,142
Royalties	10,373,152	12,051,121
Dividends declared	24,759,481	23,619,837
Current portion of long term debt	7,500,000	7,500,000
Other	12,547,418	9,050,471
Total current liabilities	131,006,546	133,431,163
LONG TERM DEBT	225,625,000	258,125,000
DEFERRED INCOME TAXES	69,524,621	59,571,421

TOTAL LIABILITIES	426,156,167	451,127,584

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 400,000,000 shares authorized; 291,338,011 and 295,247,958 shares issued and outstanding in 2015 and 2014 respectively.	17,480,281	17,714,877
Additional paid-in capital	596,782,695	553,836,483
Retained earnings	1,109,384,621	988,548,070
Accumulated other comprehensive income:
Unrealized gain on investments	829,907	10,868,322
Unrealized gain (loss) on derivatives	(1,915,834)	(959,206)
Cumulative translation adjustment	(44,909)	1,403,899
Total shareholders’ investment	1,722,516,761	1,571,412,445
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,148,672,928	$2,022,540,029
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
NET SALES	$1,543,617,706	$1,375,501,159	$1,171,864,171

COST OF GOODS SOLD	939,841,654	836,611,464	741,131,269

Gross profit	603,776,052	538,889,695	430,732,902

OPERATING EXPENSES:
Engineering, research and development	88,392,919	84,175,738	76,495,051
Selling, general and administrative	56,616,694	55,879,783	49,496,038
Total operating expenses	145,009,613	140,055,521	125,991,089

Income from operations	458,766,439	398,834,174	304,741,813

OTHER INCOME:
Investment income	4,990,811	6,016,727	6,724,717
Other, net	(165,794)	10,475,589	16,597,513
Total other income	4,825,017	16,492,316	23,322,230

Income before provision for income taxes	463,591,456	415,326,490	328,064,043

PROVISION FOR INCOME TAXES	145,121,597	126,721,911	105,134,094

NET INCOME	$318,469,859	$288,604,579	$222,929,949

EARNINGS PER SHARE:
Basic	$1.09	$0.99	$0.78
Diluted	$1.08	$0.98	$0.77

Cash Dividends Declared per Share	$0.335	$0.31	$0.28
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
Net Income	$318,469,859	$288,604,579	$222,929,949

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(1,448,808)	(1,104,023)	48,989
Unrealized gains (losses) on derivatives	(1,471,736)	(1,475,702)	—
Unrealized gains (losses) on available-for-sale securities, net	(15,443,716)	(13,229,414)	6,701,020

Other comprehensive income (loss), before tax	(18,364,260)	(15,809,139)	6,750,009

Provision for income taxes related to components of other comprehensive income	(5,920,409)	(5,146,791)	2,345,357

Other comprehensive Income (loss), net of tax	(12,443,851)	(10,662,348)	4,404,652

Comprehensive Income	$306,026,008	$277,942,231	$227,334,601

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2013	286,152,714	17,169,162	410,181,429	676,039,254	17,570,711	1,120,960,556
Issuance of common stock and the tax benefit of stock plan transactions	5,003,332	300,200	42,522,435	—	—	42,822,635
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	17,427,233		—	17,427,233
Dividends declared ($.28 per share)	—	—	—	(80,941,342)	—	(80,941,342)
Net income	—	—	—	222,929,949	—	222,929,949
Other comprehensive income	—	—	—	—	4,404,652	4,404,652
BALANCE AS OF DECEMBER 31, 2013	291,156,046	$17,469,362	$470,131,097	$818,027,861	$21,975,363	$1,327,603,683
Issuance of common stock and the tax benefit of stock plan transactions	5,889,392	353,362	65,117,982	—	—	65,471,344
Repurchases of common stock	(1,797,480)	(107,847)	(2,689,587)	(27,213,448)		(30,010,882)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,276,991	—	—	21,276,991
Dividends declared ($.31 per share)	—	—	—	(90,870,922)	—	(90,870,922)
Net income	—	—	—	288,604,579	—	288,604,579
Other comprehensive income (loss)	—	—	—	—	(10,662,348)	(10,662,348)
BALANCE AS OF DECEMBER 31, 2014	295,247,958	$17,714,877	$553,836,483	$988,548,070	$11,313,015	$1,571,412,445
Issuance of common stock and the tax benefit of stock plan transactions	2,740,626	164,438	32,841,787	—	—	33,006,225
Repurchases of common stock	(6,650,573)	(399,034)	(11,326,566)	(99,503,225)		(111,228,825)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,430,991	—	—	21,430,991
Dividends declared ($.335 per share)	—	—	—	(98,130,083)	—	(98,130,083)
Net income	—	—	—	318,469,859	—	318,469,859
Other comprehensive income (loss)	—	—	—	—	(12,443,851)	(12,443,851)
BALANCE AS OF DECEMBER 31, 2015	291,338,011	17,480,281	596,782,695	1,109,384,621	(1,130,836)	1,722,516,761
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,469,859	$288,604,579	$222,929,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,599,167	77,376,305	62,854,155
Gain on disposal of assets	(10,900)	(44,410)	(54,520)
Loss on disposal of assets	455,950	640,918	2,162,610
Gain on sale of investments	(9,666,482)	(16,742,536)	(19,012,429)
Loss on sale of investments	2,705,601	1,149,627	882,918
Deferred income taxes	13,058,458	14,817,959	(7,726,800)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	21,430,991	21,276,991	17,427,233
Excess tax benefits from stock based compensation	(2,837,727)	(5,502,339)	(4,445,064)
Change in operating assets and liabilities:
Accounts receivable	(27,960,696)	(24,962,114)	(22,347,450)
Inventories	(32,937,525)	(21,683,721)	39,856,102
Prepaid expenses and other	(9,530,002)	(21,946,622)	(2,374,913)
Accounts payable	(5,103,209)	14,946,662	13,310,319
Accrued liabilities	2,904,940	(708,190)	13,876,720
Net cash provided by operating activities	351,578,425	327,223,109	317,338,830
CASH FLOWS FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	58,517,164	75,613,807	82,862,644
Maturities and calls	—	—	98,142,408
Purchases	(47,513,972)	(80,887,357)	(60,543,153)
Plant and equipment additions	(97,941,762)	(72,518,987)	(55,380,457)
Proceeds from sale of plant and equipment	43,544	223,833	386,399
Acquisition of businesses, net of cash acquired	—	—	(698,150,900)
Increase in other assets	(2,842,635)	(2,144,779)	(573,560)
Net cash (used for) investing activities	(89,737,661)	(79,713,483)	(633,256,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	—	275,000,000
Repayment of long-term debt	(32,500,000)	(7,500,000)	(1,875,000)
Deferred financing costs	—	—	(956,441)
Issuance of common stock from stock plan transactions	30,168,496	59,969,006	38,377,571
Cash dividends paid	(96,990,439)	(87,632,009)	(79,160,345)
Repurchases of common stock	(111,228,825)	(30,010,882)	—
Excess tax benefits from stock based compensation	2,837,727	5,502,339	4,445,064
Net cash provided by (used for) financing activities	(207,713,041)	(59,671,546)	235,830,849
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,127,723	187,838,080	(80,086,940)
CASH AND CASH EQUIVALENTS, Beginning of year	497,429,804	309,591,724	389,678,664
CASH AND CASH EQUIVALENTS, End of year	$551,557,527	$497,429,804	$309,591,724
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors and various electronic modules. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
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
Allowance For Doubtful Accounts
The Company bases its allowances for doubtful accounts related to receivables on historical credit and collections experience, and the specific identification of other potential problems impacting collectability, including the economic climate. Actual collections can differ, requiring adjustments to the allowances. Individual accounts receivable balances are evaluated on a monthly basis, and those balances considered uncollectible are charged to the allowance. Collections of amounts previously written off are recorded as an increase to the allowance.
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2015:
Allowance for Doubtful Accounts	$2,711,248	$—	$(47,771)	$2,663,477
Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$3,202,388	$(300,000)	$(191,140)	$2,711,248
Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$3,400,000	$—	$(197,612)	$3,202,388

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
The Company’s Common Stocks and Mutual Funds are classified as available for sale and are stated at fair value based on quoted market prices, and as such are classified as Level 1 assets. The Company determines the fair value of its Government Securities and Corporate Bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2015 and December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$551,557,527	$551,557,527	$—	$—
Short-Term Investments:
Government Securities	3,010,860	—	3,010,860	—
Corporate Bonds	1,512,015	—	1,512,015	—
Other	24,480	24,480	—	—
Long-Term Investments:
Common Stocks	20,454,804	20,454,804	—	—
Mutual Funds – Equity	74,701,735	74,701,735	—	—
Total	$651,261,421	$646,738,546	$4,522,875	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$497,429,804	$497,429,804	$—	$—
Short-Term Investments:
Other	1,021	1,021	—	—
Long-Term Investments:
Common Stocks	24,648,451	24,648,451	—	—
Mutual Funds – Equity	89,994,116	89,994,116	—	—
Total	$612,073,392	$612,073,392	$—	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2015 and 2014:

	Unrealized
2015	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	3,013,482	—	(2,622)	3,010,860
Corporate Bonds	1,512,405	—	(390)	1,512,015
Other	24,480	—	—	24,480
Long-Term Investments:
Common Stocks	17,395,641	4,078,912	(1,019,749)	20,454,804
Mutual Funds-Equity	76,481,106	2,067,399	(3,846,770)	74,701,735
Total	$98,427,114	$6,146,311	$(4,869,531)	$99,703,894

	Unrealized
2014	Cost	Gains	Losses	Market Value
Short-Term Investments:
Other	1,021	—	—	1,021
Long-Term Investments:
Common Stocks	17,069,742	7,933,717	(355,008)	24,648,451
Mutual Funds-Equity	80,852,329	9,922,204	(780,417)	89,994,116
Total	$97,923,092	$17,855,921	$(1,135,425)	$114,643,588
Unrealized losses on investments as of December 31, 2015 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,869,531	$65,440,181
Unrealized losses on investments as of December 31, 2014 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,135,425	$19,972,258
ASC 320, “Accounting for Certain Investments in Debt and Equity Securities,” as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investments ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2015 and 2014.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2015 and 2014.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2015 and 2014:

	2015	2014
Raw materials	$110,683,958	$90,780,320
Work-in-process	27,077,220	24,135,944
Finished goods	36,934,233	26,841,620
Total Inventory	$174,695,411	$141,757,884
Allowances for slow-moving and obsolete inventories (which are included in the above inventory values) were $8.2 million and $6.7 million at December 31, 2015 and 2014. The year-over-year increase in the allowance was proportionate with the increase in inventory.
Plant and Equipment
Plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $58.1 million, $55.3 million and $55.0 million in 2015, 2014 and 2013, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step 1 and step 2 tests discussed hereafter. If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired and the second step is not required. However, if the fair value of the reporting unit is less than its carrying amount, an entity must perform the second step to measure the amount of the impairment loss, if any. The second step requires a

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

reporting unit to compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess.

The assumptions included in the impairment tests require judgment, and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests are the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1.4 million, $1.1 million and $0.4 million, in 2015, 2014 and 2013, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $20.7 million, $17.9 million and $14.9 million, in 2015, 2014 and 2013, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2015, 2014 and 2013. The Company does not offer extended warranties on its products.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years adjusted for the two-for-one common stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

	2015	2014	2013
Numerators:
Numerator for both basic and diluted EPS, net income	$318,469,859	$288,604,579	$222,929,949
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	293,096,212	290,952,123	286,920,036
Potentially dilutive shares resulting from stock option plans	3,141,687	3,347,236	1,628,306
Denominator for diluted EPS	296,237,899	294,299,359	288,548,342
For the years ended December 31, 2015, 2014 and 2013, 1,656,936, 1,228,694 and 6,754,622 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the guidance provided in ASC Topic 815, Derivatives and Hedging. The guidance requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets and measured at fair value. For derivatives designated as cash flow hedges, fair value changes in the effective portion of the hedging instrument are recognized in accumulated other comprehensive income on the consolidated balance sheets until the forecasted transaction affects earnings of the consolidated entity. Any ineffective portion of the fair value change is recognized in earnings immediately. At December 31, 2015, there was no ineffectiveness.

The Company seeks to reduce exposure to interest rate fluctuations through the use of an interest rate swap agreement. The Company does not buy and sell such financial instruments for investment or speculative purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties on derivative contracts. It is the Company’s practice to manage its credit risk on these transactions by dealing with highly rated financial institutions.

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
Recent Accounting Standards

In May 2014 the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was originally to be effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015 the FASB decided to defer by one year the effective dates of the new standard for both public and nonpublic entities reporting under US GAAP. Early adoption would be permitted for all entities, but not before the original public entity effective date (i.e. annual and interim periods beginning after December 16, 2016).

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, whereby debt issuance costs associated with non-revolving debt are presented as a reduction to the debt principal balance. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those fiscal years. Upon adoption, the Company does not anticipate a material impact on the Company's Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance is effective for annual periods beginning after December 15, 2016 with early adoption permitted. Upon adoption, the Company anticipates reclassifying deferred income taxes of approximately $22 million from current assets to non-current liabilities.

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

During the years ended December 31, 2015 and 2014, the Company made repayments of $32.5 million and $7.5 million respectively, plus accrued interest. The aforementioned payments include additional payments made by the Company of $25.0 million, on the Revolver, which were in addition to the scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of December 31, 2015, $100.8 million was outstanding under the Revolver and the Company had availability of $49.2 million on the Revolver. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of December 31, 2015, $133.1 million was outstanding under the Term Loan.

As of December 31, 2015, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of December 31, 2015, the interest rate on its borrowings is equal to 1.43%. Interest expense for the years ended December 31, 2015 and 2014 are presented within the "Other, net" section of the Consolidated Statements of Income and were $4.4 million and $3.5 million, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2015, the Company was in compliance with its covenants under the Credit Agreement.

Interest Rate Swap

On October 1, 2014, the Company entered into an interest rate swap transaction with a bank (the “Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2013. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap had an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility to 1.89%, as of the effective date. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. This derivative instrument has been designated as a cash flow hedge of the variable interest payments on the related debt.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The notional amount of the Company's derivative instruments are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Interest Rate swap	$150,000,000	$150,000,000	$—

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	December 31, 2015	December 31, 2014	December 31, 2013
Financial assets:
Interest Rate Swap Asset	$—	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$2,947,438	$1,475,702	$—

Based on loan balances as of December 31, 2015 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.8 million dollars on an annual basis.

(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Beginning of year	$8,288,000	$7,351,000	$4,168,000
Additions based on tax positions related to the current year	1,765,000	1,328,000	1,595,000
Additions for tax positions in prior years	428,000	634,000	1,633,000
Reductions for tax positions in prior years	(336,000)	(676,000)	(45,000)
Reductions as a result of completed audit examinations	(4,162,000)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(608,000)	(349,000)	—
End of year	$5,375,000	$8,288,000	$7,351,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $325,000 and $821,000 for interest as of December 31, 2015 and 2014, respectively. Interest recorded during 2015, 2014 and 2013 was not considered significant.
The Company is also subject to periodic and routine audits in both domestic and foreign tax jurisdictions, and it is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit.
Based on the current audits in process, the payment of taxes as a result of audit settlements, and the completion of tax examinations, the Company does not expect these to have a material impact on the Company’s financial position or results of operations.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.
In December 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law and reinstated retroactively to January 1, 2015 for various tax provisions known as tax "extenders" that had expired as of December 31, 2014. In accordance with ASC 740-45-15, the effects of changes in tax rates and laws on deferred tax balances and tax rates are recognized in the period the new legislation is enacted. As a result, the impact of the new legislation is reflected in the Company's consolidated financial position and results of operations in the fourth quarter of 2015.
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
The foreign components of income before the provision for income taxes were not material as of December 31, 2015, 2014 and 2013. The components of the provision for income taxes are as follows:

	2015	2014	2013
Currently payable:
Federal	$129,379,597	$108,689,911	$95,285,094
State	2,908,000	2,236,000	3,259,000
Foreign	276,000	978,000	1,353,000
Total	132,563,597	111,903,911	99,897,094
Net deferred:
Primarily federal	12,558,000	14,818,000	5,237,000
Provision for income taxes	$145,121,597	$126,721,911	$105,134,094
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $5.0 million, $10.8 million and $7.4 million in 2015, 2014 and 2013, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2015	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.0%
State income taxes, net of federal income tax benefit	0.40	0.30	0.6
Domestic production exclusion	(2.80)	(2.60)	(3.1)
Research tax credit (1)	(0.80)	(2.00)	(0.4)
Reduction in Reserve for Uncertain Tax Provisions	(0.60)	—	—
Other	0.10	(0.20)	(0.1)
Effective income tax rate	31.30%	30.50%	32.0%
(1) - Research tax credits applied in 2014 related to prior tax year amended tax filings were approximately 1.3 percentage points of the 2 percentage point reduction in the effective income tax rate.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	2015		2014
	Current	Non-Current	Current	Non-Current
Assets:
Accruals not currently deductible	$3,890,858	$266,802	$2,605,711	$224,803
Stock based compensation	16,636,615	3,723,490	13,508,845	2,508,304
Impairment loss on available-for-sale securities	—	73,954	—	135,724
Other	3,839,115	15,755	4,440,407	19,765
Total deferred income tax assets	24,366,588	4,080,001	20,554,963	2,888,596
Liabilities:
Excess tax over book depreciation	—	(53,538,861)	—	(46,017,949)
Goodwill	—	(16,047,068)	—	(8,868,168)
Unrealized gain on investments	—	(961,980)	—	(6,368,670)
Intangible assets	—	(3,056,712)	—	(1,205,230)
Other	(2,114,430)	—	(1,117,956)	—
Net deferred income taxes	$22,252,158	$(69,524,620)	$19,437,007	$(59,571,421)
Income taxes paid in cash were approximately $138.0 million, $128.8 million and $97.1 million in 2015, 2014 and 2013, respectively.
No provision has been made for U.S. Federal and State income taxes on foreign taxes that may result from remittances of undistributed earnings of foreign subsidiaries as of December 31, 2015, 2014 and 2013. The Company expects such earnings will remain reinvested in those foreign subsidiaries indefinitely. Undistributed foreign earnings were not material as of December 31, 2015, 2014 and 2013.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2015, 2014 and 2013 the Company’s contributions were approximately $5.7 million, $5.1 million and $2.8 million, respectively. The increase in the Company's matching contributions in 2015 was due to increased participation in the plan. The increase in 2014 was due to changes, approved by the Company's Board of Directors, to the rate of Company match as well as increased participation in the plan.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2015, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders.

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
The Company has granted options on 7,472,734 shares (net of shares from canceled/expired options) under the new plan through December 31, 2015. Under the plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2015	2014	2013
Dividend yield (1)	2.1%	2.3%	2.6%
Expected volatility (2)	35.8%	38.5%	44.7%
Risk-free interest rate (3)	1.5%	1.7%	1.3%
Expected term of options (in years) (4)	4.3	4.2	4.0
Weighted-average grant-date fair value	$4	$4	$4
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

As of December 31, 2015, there was $20,728,349 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.0 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2015, 2014 and 2013, and changes during the same periods are presented in the tables and narrative below and have been adjusted to reflect the two-for-one common stock split effected in the form of a 100% stock dividend on December 31, 2014.

	2015
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,829	$13
Granted	2,966	17
Exercised	(2,344)	12		$11,596
Forfeited	(759)	14
Outstanding at End of Year	17,692	14	3 Yrs	$45,842
Exercisable at End of Year	6,858	$13	2.1 Yrs	$23,917

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

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2015, 2014, and 2013, are presented in the table and narrative below:

	2015		2014		2013
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	13,265	$4	12,508	$4	11,716	$3
Granted	2,966	4	5,757	4	5,462	4
Vested	(4,678)	4	(4,346)	3	(4,044)	3
Forfeited	(718)	4	(654)	4	(626)	4
Nonvested Stock Options at End of Year	10,835	$4	13,265	$4	12,508	$4

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 315,000 shares (net of shares from canceled options) under the new director plan and 1,086,480 shares (net of shares from exercised/canceled options) under a prior plan through December 31, 2015. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2015	2014	2013
Dividend yield (1)	2.1%	2.2%	2.7%
Expected volatility (2)	36.3%	39.6%	45.9%
Risk-free interest rate (3)	2.2%	2.5%	1.9%
Expected term of options (in years) (4)	6.0	6.4	7.0
Weighted-average grant-date fair value	$5	$5	$5
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

As of December 31, 2015, there were no unrecognized compensation costs related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2015, 2014, and 2013, and changes during the same periods are presented in the tables and narrative below:

	2015
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	381	$12
Granted	49	17
Exercised	(57)	11
Forfeited	—	—
Outstanding at End of Year	373	13	6.4 Yrs	$1,069
Exercisable at End of Year	373	$13	6.4 Yrs	$1,069

	2014
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	462	$11
Granted	98	14
Exercised	(167)	10		$893
Forfeited	(12)	16
Outstanding at End of Year	381	12	6.7 Yrs	$2,137
Exercisable at End of Year	381	$12	6.7 Yrs	$2,137

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

A summary of the status of the Company’s nonvested Non-employee Director Stock Option Plan activity for the years ended December 31, 2015, 2014, and 2013, are presented in the table and narrative below:

	2015		2014		2013
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	—	$—	—	$—	—	$—
Granted	49	5	98	5	84	5
Vested	(49)	5	(98)	5	(84)	5
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan and the prior plan in the years ended December 31, 2015, 2014 and 2013.

Plan	2015	2014	2013	Cumulative Shares Issued in 2015	Weighted Average Fair Value 2013
2013 Employee Stock Purchase Plan	201,785	137,028	102,924	441,737	$14.11
2003 Employee Stock Purchase Plan	—	—	52,340	2,400,000	$8.51
Total shares sold to employees	201,785	137,028	155,264
Restricted Stock Plan
In 2015, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 9,000,000 shares and to extend the Plan’s termination date to February 19, 2025. The purpose of this plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 1,530,380 shares outstanding under the plan as of December 31, 2015. During 2015, 2014, and 2013, 229,660, 431,880 and 374,180 shares, respectively, were granted with a restriction period of five years, and

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

cliff vest after the restriction period with no additional restrictions, at market prices ranging from $15.50 to $18.30 in 2015, $13.39 to $18.31 in 2014, and $10.12 to $16.42 in 2013, and has unearned stock-based compensation of $11,536,022 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2015, 2014 and 2013 was $3,486,242, $3,095,136. and $2,760,446 respectively.

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

	2015	2014	2013
Revenue:
Automotive Products
United States	$494,876,354	$444,921,897	$400,654,021
Germany	295,044,988	262,505,346	244,949,664
Japan	148,632,237	133,758,799	123,884,470
Other Countries	568,318,425	498,936,232	374,499,972
Other	36,745,702	35,378,885	27,876,044
Total	$1,543,617,706	$1,375,501,159	$1,171,864,171
Income (Loss) from Operations:
Automotive Products	$445,067,511	$386,762,986	$298,465,299
Other	13,698,928	12,071,188	6,276,514
Total	$458,766,439	$398,834,174	$304,741,813
Assets:
Automotive Products	$1,414,426,679	$1,333,615,389	$1,290,801,674
Other	9,429,994	8,841,958	9,001,278
Corporate	724,816,255	680,082,682	464,285,482
Total	$2,148,672,928	$2,022,540,029	$1,764,088,434
Depreciation & Amortization:
Automotive Products	$78,925,332	$75,320,999	$58,723,222
Other	306,908	321,426	316,836
Corporate	1,366,927	1,733,880	3,814,097
Total	$80,599,167	$77,376,305	$62,854,155
Capital Expenditures:
Automotive Products	$97,632,519	$71,032,115	$54,020,792
Other	161,247	145,704	301,697
Corporate	147,996	1,341,168	1,057,968
Total	$97,941,762	$72,518,987	$55,380,457

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

Other includes Fire Protection Products and Dimmable Aircraft Windows. Dimmable Aircraft Window net sales continued to increase during 2013, 2014 and 2015, which resulted in income from operations for each of the three years presented in the “Other” category.
Major product line revenues included within these segments are as follows:

	2015	2014	2013
Automotive Products
Automotive Mirrors	$1,332,791,398	$1,169,436,521	$1,108,123,983
HomeLink® Modules*	174,080,606	170,685,753	35,864,144
Total Automotive Products	$1,506,872,004	$1,340,122,274	$1,143,988,127

Other Products Revenue	$36,745,702	$35,378,885	$27,876,044

Total Revenue	$1,543,617,706	$1,375,501,159	$1,171,864,171
*Excludes HomeLink® revenue integrated into automotive mirrors. For 2013, includes revenue from September 27, 2013, the date of the acquisition of HomeLink®, through December 31, 2013.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2015, 2014 and 2013, approximately 6%, 6% and 7% of the Company’s net sales were invoiced and paid in foreign currencies respectively.
In 2015, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	Volkswagen Group	Ford Motor Company	Daimler AG	FCA Group
2015	11%	14%	11%	#	#
2014	12%	14%	#	10%	11%
2013	13%	14%	#	11%	#
# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First		Second		Third		Fourth
	2015	2014	2015	2014	2015	2014	2015	2014
Net Sales	$368,937	$335,739	$379,258	$338,437	$389,829	$350,914	$405,593	$350,411
Gross Profit	143,092	131,299	145,543	134,292	151,897	138,626	163,244	134,673
Operating Income	107,709	97,178	108,133	99,835	116,263	103,206	126,662	98,615
Net Income	77,183	68,566	74,558	76,727	78,332	72,337	88,396	70,975
Earnings Per Share (Diluted)	$0.26	$0.24	$0.25	$0.26	$0.27	$0.25	$0.30	$0.24
Earnings Per Share (Basic)	$0.26	$0.24	$0.25	$0.27	$0.27	$0.25	$0.30	$0.24

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

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

	For the Twelve Months ended December 31,
	2015	2014	2013
Foreign currency translation adjustments:
Balance at beginning of period	$1,403,899	$2,507,922	$2,458,933
Other comprehensive income before reclassifications	(1,448,808)	(1,104,023)	48,989
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period change	(1,448,808)	(1,104,023)	48,989
Balance at end of period	(44,909)	1,403,899	2,507,922
Unrealized gains(losses) on available-for-sale securities:
Balance at beginning of period	10,868,322	19,467,441	15,111,778
Other comprehensive income before reclassifications	(5,513,842)	1,536,416	16,139,845
Amounts reclassified from accumulated other comprehensive income	(4,524,573)	(10,135,535)	(11,784,182)
Net current-period change	(10,038,415)	(8,599,119)	4,355,663
Balance at end of period	829,907	10,868,322	19,467,441
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(959,206)	—	—
Other comprehensive income before reclassifications	(1,659,115)	(959,206)	—
Amounts reclassified from accumulated other comprehensive income	702,487	—	—
Net current-period change	(956,628)	(959,206)	—
Balance at end of period	(1,915,834)	(959,206)	—

Accumulated other comprehensive income, end of period	$(1,130,836)	$11,313,015	$21,975,363
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2015, 2014 and 2013.

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2015	2014	2013
Unrealized gains and (losses) on available-for-sale securities
Realized gain (loss) on sale of securities	$6,960,881	$15,593,131	$18,129,511	Other, net
Provision for Income Taxes	(2,436,308)	(5,457,596)	(6,345,329)	Provision for Income Taxes
Total reclassifications for the period	$4,524,573	$10,135,535	$11,784,182	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(1,080,750)	$—	$—	Other, net
Provision for Income Taxes	378,263	—	—	Provision for Income Taxes
	$(702,487)	$—	$—	Net of tax

Total reclassifications for the period	$3,822,086	$10,135,535	$11,784,182	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	BUSINESS COMBINATIONS

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

On September 27, 2013, the Company recorded Goodwill of $337.6 million related to the HomeLink acquisition detailed further in Note 10. As of December 31, 2013, the Company adjusted recorded Goodwill to $307.4 million resulting from finalization of purchase accounting estimates, during the first quarter of 2014. The carrying value of Goodwill as of December 31, 2015 and December 31, 2014 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2014	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2015	$307,365,845

For the Automotive reporting unit, the Company determined that the fair value remained substantially in excess of its carrying values. And as such, the Company has not recognized any impairment of goodwill in the current period. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions, no such matters were noted in the current period.

The Intangible assets and related change in carrying values are set forth in the table below as of December 31, 2015 and December 31, 2014.

As of December 31, 2015:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(33,750,000)	$146,250,000	12 years
Existing Customer Platforms	43,000,000	(9,675,000)	$33,325,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(43,425,000)	327,575,000

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

Accumulated amortization on patents and intangible assets was approximately $57.3 million and $35.2 million at December 31, 2015 and 2014, respectively. Amortization expense on patents and other intangible assets was approximately $22.5 million, $22.0 million, and $7.9 million in 2015, 2014 and 2013, respectively. At December 31, 2015, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2016, 2017, 2018, 2019 and 2020 to be approximately $22.3 million annually.

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

*10.16
Amendment to the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan (effective February 16, 2012) was included in the Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

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

*10.19
Retirement from Service Agreement between Gentex Corporation and Mark Newton filed as exhibit to Registrant's Report on Form 8-k dated June 22, 2015, and the same is hereby incorporated herein by reference.

*10.20
Second amendment to the Gentex Corporation Second Restricted Stock Plan (as amended on February 8, 2008) was included in the Registrant's proxy Statement filed with the Commission on April 2, 2015, and the same is hereby incorporated herein by reference.

*10.21
Amendment to the Gentex Corporation 2013 Employee Stock Purchase Plan (effective February 14, 2013) was included in the Registrant's Proxy Statement filed with the Commission on April 2, 2015, and is hereby incorporated herein by reference.

*10.22	Gentex Corporation Performance-Based Bonus Plan (effective as of February 18, 2016)

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 *Indicates a compensatory plan or arrangement.