Form 10-Q
period 2016-03-31
GENTEX CORP
filed 2016-05-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 22, 2016
Common Stock, $.06 Par Value	288,832,800

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2016
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$626,470,720	$551,557,527
Short-term investments	9,595,262	4,547,355
Accounts receivable, net	223,989,470	195,969,400
Inventories	188,624,776	174,695,411
Prepaid expenses and other	11,465,302	57,239,099
Total current assets	1,060,145,530	984,008,792

PLANT AND EQUIPMENT—NET	414,695,494	412,720,270

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	71,063,732	95,156,539
Intangible Assets, net	322,750,000	327,575,000
Patents and other assets, net	21,291,520	21,846,482
Total other assets	722,471,097	751,943,866
Total assets	$2,197,312,121	$2,148,672,928

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$79,419,180	$66,353,774
Accrued liabilities	115,904,024	64,652,772
Total current liabilities	195,323,204	131,006,546

LONG TERM DEBT	208,750,000	225,625,000

DEFERRED INCOME TAXES	44,283,828	69,524,621

TOTAL LIABILITIES	448,357,032	426,156,167

SHAREHOLDERS’ INVESTMENT
Common stock	17,347,073	17,480,281
Additional paid-in capital	607,279,154	596,782,695
Retained earnings	1,126,220,944	1,109,384,621
Accumulated other comprehensive income	(1,892,082)	(1,130,836)
Total shareholders’ investment	1,748,955,089	1,722,516,761
Total liabilities and shareholders’ investment	$2,197,312,121	$2,148,672,928

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
NET SALES	$405,567,786	$368,937,455

COST OF GOODS SOLD	246,876,998	225,845,046
Gross profit	158,690,788	143,092,409

OPERATING EXPENSES:
Engineering, research and development	23,091,209	21,587,551
Selling, general & administrative	14,750,589	13,796,352
Total operating expenses	37,841,798	35,383,903

Income from operations	120,848,990	107,708,506

OTHER INCOME (LOSS)
Investment income	790,041	612,025
Other (Loss) Income, net	(2,069,419)	97,359
Total other (loss) income	(1,279,378)	709,384

Income before provision for income taxes	119,569,612	108,417,890

PROVISION FOR INCOME TAXES	39,289,618	31,234,449

NET INCOME	$80,279,994	$77,183,441

EARNINGS PER SHARE:
Basic	$0.28	$0.26
Diluted	$0.28	$0.26

Cash Dividends Declared per Share	$0.085	$0.080

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Net Income	$80,279,994	$77,183,441

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	324,844	(942,974)
Unrealized losses on derivatives	(1,351,557)	(1,831,690)
Unrealized losses on available-for sales securities, net	(319,349)	(577,685)

Other comprehensive loss, before tax	(1,346,062)	(3,352,349)

Benefit for income taxes related to components of other comprehensive loss	(584,816)	(843,281)

Other comprehensive loss, net of tax	(761,246)	(2,509,068)

Comprehensive Income	$79,518,748	$74,674,373

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,279,994	$77,183,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,839,030	21,279,105
Gain on disposal of assets	(10,900)	(44,414)
Loss on disposal of assets	577,916	221,953
Gain on sale of investments	(1,498,949)	(2,912,864)
Loss on sale of investments	1,961,673	300,593
Deferred income taxes	(2,403,818)	(15,354)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,974,453	5,813,951
Excess tax benefits from stock-based compensation	(427,364)	(1,073,744)
Change in operating assets and liabilities:
Accounts receivable, net	(28,020,070)	(33,773,355)
Inventories	(13,929,365)	(3,806,065)
Prepaid expenses and other	23,521,639	15,219,554
Accounts payable	13,065,406	1,827,677
Accrued liabilities, excluding dividends declared	50,511,519	27,731,368
Net cash provided by operating activities	151,441,164	107,951,846

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	43,417,073	7,540,449
Purchases	(25,154,245)	(6,360,397)
Plant and equipment additions	(20,329,035)	(15,160,355)
Proceeds from sale of plant and equipment	516,667	4
Decrease (Increase) in other assets	135,904	(1,150,642)
Net cash provided by (used for) investing activities	(1,413,636)	(15,130,941)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of long-term debt	(16,875,000)	(1,875,000)
Issuance of common stock from stock plan transactions	10,678,450	9,131,177
Cash dividends paid	(24,759,481)	(23,619,837)
Repurchases of common stock	(44,585,668)	(25,049,145)
Excess tax benefits from stock-based compensation	427,364	1,073,744
Net cash (used for) financing activities	(75,114,335)	(40,339,061)

NET INCREASE IN CASH AND CASH EQUIVALENTS	74,913,193	52,481,844

CASH AND CASH EQUIVALENTS, beginning of period	551,557,527	497,429,804

CASH AND CASH EQUIVALENTS, end of period	$626,470,720	$549,911,648

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2015 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the interim periods presented.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance is effective for annual periods beginning after December 15, 2016. The Company adopted ASU No. 2015-17 in the first quarter of 2016 on a prospective basis. As such, prior periods were not retrospectively adjusted. Adoption of this standard resulted in the reclassification of approximately $26 million of deferred income taxes from current assets to non-current liabilities.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements. Upon adoption, the Company does not anticipate a material impact on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is in the process of assessing the potential effect the new standard will have on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2015 and March 31, 2016 was $307.4 million.

In addition to annual impairment testing, which was performed in the fourth quarter of 2015 and indicated that the estimated fair value of the Automotive reporting unit more likely than not exceeded its corresponding carrying amount including goodwill in connection with the Step 0 analysis of ASC 350, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the table below:

As of March 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$32,052,407	$(14,587,905)	$17,464,502	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(37,500,000)	142,500,000	12 years
Existing Customer Platforms	43,000,000	(10,750,000)	32,250,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(48,250,000)	$322,750,000

Total Patents & Other Intangible Assets	$403,052,407	$(62,837,905)	$340,214,502

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2015:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$31,873,665	$(13,890,202)	$17,983,463	various

HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(33,750,000)	$146,250,000	12 years
Existing Customer Platforms	43,000,000	(9,675,000)	$33,325,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(43,425,000)	$327,575,000

Total Patents & Other Intangible Assets	$402,873,665	$(57,315,202)	$345,558,463

Amortization expense on patents and intangible assets was approximately $5.6 million and $5.5 million during the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2016, 2017, 2018, 2019 and 2020 to be approximately $22 million annually.

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
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of March 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$626,470,720	$626,470,720	$—	$—
Short-Term Investments:
Government Securities	3,010,680	—	3,010,680	—
Mutual Funds	5,053,198	—	5,053,198	—
Corporate Bonds	1,501,335	—	1,501,335	—
Other	30,049	30,049	—	—
Long-Term Investments:
Common Stocks	17,069,251	17,069,251	—	—
Mutual Funds – Equity	53,994,481	53,994,481	—	—
Total	$707,129,714	$697,564,501	$9,565,213	$—
As of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$551,557,527	$551,557,527	$—	$—
Short-Term Investments:
Government Securities	3,010,860	—	3,010,860	—
Corporate Bonds	1,512,015	—	1,512,015	—
Other	24,480	24,480	—	—
Long-Term Investments:
Common Stocks	20,454,804	20,454,804	—	—
Mutual Funds – Equity	74,701,735	74,701,735	—	—
Total	$651,261,421	$646,738,546	$4,522,875	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of March 31, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$3,008,955	$1,725	$—	$3,010,680
Mutual Funds	4,997,416	55,782	—	5,053,198
Corporate Bonds	1,501,654	—	(319)	1,501,335
Other	30,049	—	—	30,049
Long-Term Investments:
Common Stocks	14,168,958	3,716,147	(815,854)	17,069,251
Mutual Funds – Equity	55,994,531	1,246,254	(3,246,304)	53,994,481
Other – Equity	—	—	—	—
Total	$79,701,563	$5,019,908	$(4,062,477)	$80,658,994

As of December 31, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$3,013,482	$—	$(2,622)	$3,010,860
Corporate Bonds	1,512,405	—	(390)	1,512,015
Other	24,480	—	—	24,480
Long-Term Investments:
Common Stocks	17,395,641	4,078,912	(1,019,749)	20,454,804
Mutual Funds – Equity	76,481,106	2,067,399	(3,846,770)	74,701,735
Total	$98,427,114	$6,146,311	$(4,869,531)	$99,703,894

Unrealized losses on investments as of March 31, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$3,946,332	$43,246,027
Greater than one year	116,145	248,850
Total	$4,062,477	$43,494,877
Unrealized losses on investments as of December 31, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,869,531	$65,440,181

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

(5)	Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2016	December 31, 2015
Raw materials	$121,720,839	$110,683,958
Work-in-process	30,324,061	27,077,220
Finished goods	36,579,876	36,934,233
Total Inventory	$188,624,776	$174,695,411

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2016	2015
Numerators:
Numerator for both basic and diluted EPS, net income	$80,279,994	$77,183,441
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	289,210,621	295,031,431
Potentially dilutive shares resulting from stock plans	2,105,732	3,562,712
Denominator for diluted EPS	291,316,353	298,594,143

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	7,866,330	1,184,635

(7)	Stock-Based Compensation Plans
As of March 31, 2016, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2015, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,022,382 for the three months ended March 31, 2016, and $4,846,051 for the three months ended March 31, 2015. Compensation cost capitalized as part of inventory as of March 31, 2016 and 2015 was $292,187 and $239,947, respectively.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2016	2015
Dividend Yield (1)	2.15%	2.14%
Expected volatility (2)	34.53%	36.80%
Risk-free interest rate (3)	1.38%	1.37%
Expected term of options (years) (4)	4.18	4.29
Weighted-avg. grant date fair value	$3.67	$4.76
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of March 31, 2016, there was $19,453,385 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of March 31, 2016, there was no unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 315,000 shares under the non-employee director plan through March 31, 2016. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2016, the Company had unearned stock-based compensation of $12,040,805 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2016 was $952,071.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments, foreign currency translation adjustments, and derivatives.

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component: (All amounts shown are net of tax).

	Three Months Ended March 31,
	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(44,909)	$1,403,899
Other Comprehensive (loss) income before reclassifications	324,844	(942,974)
Net current-period change	324,844	(942,974)
Balance at end of period	279,935	460,925
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	829,907	10,868,322
Other Comprehensive income (loss) before reclassifications	(508,348)	(2,073,471)
Amounts reclassified from accumulated other comprehensive income	300,771	1,697,976
Net current-period change	(207,577)	(375,495)
Balance at end of period	622,330	10,492,827
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(1,915,834)	(959,206)
Other comprehensive income (loss) before reclassifications	(1,237,475)	(1,190,599)
Amounts reclassified from accumulated other comprehensive income	358,962	—
Net current-period change	(878,513)	(1,190,599)
Balance at end of period	(2,794,347)	(2,149,805)

Accumulated other comprehensive income (loss), end of period	$(1,892,082)	$8,803,947

The following table presents details of reclassifications out of other comprehensive income for the three and three months ended March 31, 2016 and 2015.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2016	2015
Unrealized gains on available-for-sale securities
Realized (loss) gain on sale of securities	$(462,724)	$2,612,271	Other, net
Provision for Income Taxes	161,953	(914,295)	Provision for Income Taxes
	$(300,771)	$1,697,976	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(552,250)	$—	Other, net
Provision for Income Taxes	193,288	—	Provision for Income Taxes
	$(358,962)	$—	Net of tax

Total reclassifications for the period	$(659,733)	$1,697,976	Net of tax

(9)	Debt and Financing Arrangements

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

During the three months ended March 31, 2016, the Company made principal repayments of $16.9 million, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the company of $15.0 million on the Revolver, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of March 31, 2016, $85.8 million was outstanding on the Revolver with availability of an additional $64.2 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of March 31, 2016, $131.2 million was outstanding under the Term Loan.

As of March 31, 2016, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of March 31, 2016, the interest rate on its borrowings is equal to 1.44%. Interest expense are netted within the "Other, net" section of the Condensed Consolidated Statements of Income and was $0.9 million during the three months ended March 31, 2016, and $0.8 million during the three months ended March 31, 2015.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

Interest Rate Swap

On October 1, 2014 the Company entered into an interest rate swap transaction with a bank (“Counterparty”). The Counterparty is among the syndicate of lenders under the existing Credit Agreement entered into on September 27, 2013. The Company entered into the interest rate swap transaction to mitigate the Company’s floating rate interest risk on an aggregate of $150 million of the Company’s debt that is currently outstanding under the Credit Agreement. The interest rate swap has an effective date of July 31, 2015 and a termination date of September 27, 2018 (which is the expiration date of the Credit Agreement). The Company is required to make certain monthly fixed rate payments to the Counterparty calculated on a notional amount of $150 million for the rate swap, while the Counterparty is obligated to make monthly floating rate payments to the Company referencing the same notional amount. The interest rate swap transaction has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility to 1.89%, as of the effective date. The notional amounts of the interest rate swap agreement are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. This derivative instrument has been designated as a cash flow hedge of the variable interest payments on the related debt.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	March 31, 2016	December 31, 2015
Interest Rate swap	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	March 31, 2016	December 31, 2015
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$4,298,995	$2,947,438

Based on loan balances as of March 31, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.6 million dollars on an annual basis.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Equity

The decrease in common stock during the three months ended March 31, 2016, was primarily due to share repurchases of 3,124,053 shares pursuant to the Company's previously announced share repurchase plan, which was partially offset by the issuance of 903,920 shares of the Company’s common stock under the Company’s stock-based compensation plans for a net decrease of 2,220,133 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2015. As such, the Company recorded a cash dividend of $0.085 during the first quarter of 2016 as compared to a cash dividend of $.08 per share during the first quarter of 2015. The first quarter 2016 dividend of $24.6 million, was declared on February 25, 2016, and was paid on April 17, 2016.

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

The Company's automotive segment develops and manufactures electro-optic products and electronics, including: automatic-dimming rearview mirrors with and without electronic features for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended March 31,
	2016	2015
Revenue:
Automotive Products	$393,968,947	$360,615,289
Other	11,598,839	8,322,166
Total	$405,567,786	$368,937,455
Income from operations:
Automotive Products	$115,980,617	$104,808,058
Other	4,868,373	2,900,448
Total	$120,848,990	$107,708,506

(13)    Income Taxes
The effective tax rate was 32.9% in the first quarter of 2016 compared to 28.8% for the same period in 2015. Effective tax rates for these quarters differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate for the first quarter of 2016 compared to the first quarter of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2016 VERSUS FIRST QUARTER 2015
Net Sales. Net sales for the first quarter of 2016 increased by $36.6 million or 10% when compared with the first quarter of 2015.
Automotive net sales for the first quarter of 2016 increased 9% to $394.0 million, compared with automotive net sales of $360.6 million in the first quarter of 2015, driven by a 11% quarter-over-quarter increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the first quarter of 2016 increased 13% to 3.1 million units compared with the first quarter of 2015, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the first quarter of 2016 increased 10% to 5.7 million units compared with the first quarter of 2015, primarily due to increased penetration of the Company's interior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three months ended March 31, 2016 and 2015. (in thousands)

	Three Months Ended March 31,
	2016	2015	% Change
North American Interior Mirrors	2,260	2,025	12%
North American Exterior Mirrors	864	740	17%
Total North American Mirror Units	3,124	2,765	13%
International Interior Mirrors	4,121	3,592	15%
International Exterior Mirrors	1,582	1,576	—%
Total International Mirror Units	5,703	5,168	10%
Total Interior Mirrors	6,381	5,617	14%
Total Exterior Mirrors	2,447	2,316	6%
Total Auto-Dimming Mirror Units	8,827	7,933	11%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $11.6 million in the first quarter of 2016, an increase of 39%, compared with $8.3 million in the first quarter of 2015, due to a 42% increase in dimmable aircraft window sales and a 36% increase sales from fire protection products.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.9% for the first quarter of 2016 versus 61.2% in the first quarter of 2015. The primary drivers affecting gross profit margin on a quarter over quarter basis resulted in a net increase in the gross profit margin. Annual customer price reductions were more than offset by purchasing cost reductions and the Company's ability to leverage fixed overhead costs. Each of these factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 50 - 100 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the first quarter of 2016 increased 7% or $1.5 million when compared with the first quarter of 2015, primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative (S, G & A) expenses increased 7% or $1.0 million for the first quarter of 2016 compared to the first quarter of 2015, driven higher by increased marketing and advertising expenditures. S,G&A expenses remained at 4% of net sales in the first quarter of 2016 compared to the first quarter of 2015.

Total operating expenses were $37.8 million which increased 7% or $2.5 million from $35.4 million in the first quarter of 2015.

Total Other (Loss) Income. Total other income for the first quarter of 2016 decreased by $2.0 million when compared with the first quarter of 2015, primarily due to realized losses on the sale of equity investments in the first quarter of 2016.
Provision for Income Taxes. The effective tax rate was 32.9% in the first quarter of 2016 compared to 28.8% for same quarter of 2015. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate for the first quarter of 2016 compared to the first quarter of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.
Net Income. Net income for the first quarter of 2016 increased by $3.1 million or 4% when compared with the first quarter of 2015, due to increases in sales and operating income that were offset to an extent by lower other income and increased income taxes versus the first quarter of 2015.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2016 was $626.5 million, which increased approximately $74.9 million compared to $551.6 million as of December 31, 2015. The increase was primarily due to cash flow generated by operating activities.
Accounts receivable as of March 31, 2016 increased approximately $28.0 million compared to December 31, 2015, primarily due to the higher sales level as well as timing of sales within quarters.
Inventories as of March 31, 2016 increased approximately $13.9 million when compared to December 31, 2015, primarily due to increases in raw materials inventory.
Prepaid expenses and other as of March 31, 2016 decreased approximately $45.8 million when compared to December 31, 2015, primarily due to the reclassification of approximately $26 million of deferred income taxes to long-term deferred tax liability as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
Accounts payable as of March 31, 2016 increased approximately $13.1 million when compared to December 31, 2015 primarily due to increased purchases of raw materials to meet forecasted production demand.
Accrued liabilities as of March 31, 2016 increased approximately $51.3 million compared to December 31, 2015, primarily due to increased accrued taxes, and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of March 31, 2016 decreased by $16.9 million compared to December 31, 2015, due to the Company's principal repayment on its term loan, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements.
Cash flow from operating activities for the three months ended March 31, 2016, increased $43.5 million to $151.4 million, compared with $108.0 million, during the same three month period last year, primarily due to increases in net income and changes in working capital.
Capital expenditures for the three months ended March 31, 2016 were approximately $20.3 million, compared with approximately $15.2 million for the same three month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. As a result, in 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site in Zeeland Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $50 - $55 million and will be funded with cash and cash equivalents on hand. The building will be operational for distribution of products during mid-2016, and the production phase will begin in early 2017. Once operational, the Company expects that this building will add capacity to produce an additional 10 - 15 million mirrors annually, depending on product mix and overall use of the building.
The Company estimates that it currently has building capacity to manufacture approximately 25 - 27 million interior mirror units annually and approximately 10 - 12 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.
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

	March 31, 2016	December 31, 2015
Working Capital	$864,822,326	$853,002,246
Long Term Investments	71,063,732	95,156,539
Total	$935,886,058	$948,158,785

The decrease in working capital as of March 31, 2016 is primarily due to the reclassification of approximately $26 million of deferred income taxes to long-term deferred tax liability as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three months ended March 31, 2016, the Company repurchased 3,124,053 shares under this share repurchase plan. The Company has 6,427,894 shares remaining under the plan as of March 31, 2016, which includes the most recent repurchase authorization of 5,000,000 shares (post - split) that was approved by the Board of Directors in February 2016, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company continues to outpace vehicle production growth in large part due to the many different product launches that have been executed in 2015 and year to date in 2016. The Company's unit and revenue growth continue due in part to introduction of the Company's electrochromic technology on a number of vehicles as new applications.

During the first quarter of 2016, interior and exterior auto-dimming mirrors and advanced electronic features were launched on 11 vehicle models. These additional vehicle models offering the Company's interior, exterior, and advanced feature products as well as further penetration of its products on existing models, helped drive a 14% organic growth rate for interior mirrors and a 6% organic growth rate for exterior mirrors during the first quarter of 2016 compared to the same quarter in the prior year, against modest increases in light vehicle production rates in the Company's primary markets. Electronic feature content has contributed to the growth rate in 2016, despite the impact of annual customer price reductions in the range of approximately 2 to 3%.

SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog and road type as well as certain lane tracking features to assist with lighting control. The Company believes it has a unique advantage in the automotive industry with SmartBeam®. The camera chip is designed by the Company specifically for certain driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company packages the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement. In addition, the Company has long been integrating its camera products to optimize performance by fusing with other systems on the vehicle, including radar, navigation, steering and related modules provided by other suppliers. This enables the Company to provide its customers with a highly customizable solution that meets their unique needs and specifications.

On December 8, 2015 the National Highway Traffic Safety Administration (NHTSA) proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  At this time, NHTSA intends to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  The Company believes that its SmartBeam® technology will be qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

HomeLink® is a vehicle to home communication system that enables many home automation functions with the simple push of a button. In 2016, HomeLink® continues to be a growth driver of the business as consumers and automakers continue to increase their demand for this type of functionality in the vehicle. HomeLink® V, which combines bi-directional communication capability for access barriers (e.g., garage doors and gates), lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for innovative, new applications in the vehicle environment. In 2014, the Company announced HomeLink® for applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, access barriers (e.g., garage doors and gates), lights, security systems, and an increasing array of home automation products. The Company has also been working with compatibility partners for HomeLink® applications in new markets like China where HomeLink® has never before been offered. The unique attributes of the China market allow for potential new use cases of this product and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and product.

An advanced electronic feature that the Company has recently announced is its Full Display MirrorTM. The Full Display Mirror began production in the fourth quarter of 2015. When it comes to driving safety, seeing what is behind you in the rearview mirror is critical. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars. These factors can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle’s rearward view. This rear vision system consists of a hybrid Full Display Mirror that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. However, with the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Full Display Mirror was launched on two new vehicle models in the first quarter of 2016, and the Company continues to have broad interest from multiple automakers for development and launch of the Full Display Mirror going forward. The Company has seen a recent increase in the recognition received for this product in the industry. In calendar year 2016, the Company has received one of General Motors Inaugural Innovation awards for the Full Display Mirror, a seventh Automotive News PACE Award and various other technology awards and nominations. The Full Display mirror is a continuation of the Company’s demonstrated ability to create innovative products, that improve safety for drivers and, the Company believes, add value to an Automotive OEM’s product portfolio. The Company believes this technology has the potential ability to impact the automotive industry and the Company in the future.

As a complement to the Full Display Mirror, the Company has announced that it has developed a video camera system designed for today’s advanced automotive display application requirements using its proprietary CMOS imager. The Company believes that its CMOS imager, has a competitive advantage in video applications because it can present more detail in various lighting situations than other cameras the Company understands are currently available in the market. The Company's Full Display Mirror and video camera are designed as a system and employ some of the latest technological advances in automotive video cameras and displays.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within North America, however, no final ruling or legislation was made in response to this petition. In November 2015, a revision to UN-ECE Regulation 46 was approved, which would allow camera monitor systems to replace mirrors within European countries. The revision will enter into force in mid-to-late 2016. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a safer overall product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, there could be increased competition.

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its profit margins. The Company works continuously to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume.

In 2014, the NHTSA issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA ruling, as is indicated from the percentage of U.S. vehicles already having a solution, does not currently indicate an immediate opportunity for new Rear Camera Display ("RCD") mirror applications for the Company. Customer opportunities for RCD mirror applications may exist by the time the 100% requirement is in place, but there is no certainty that is the case at this time. The Company’s RCD mirror application meets all the technical requirements of the NHTSA ruling when installed in a vehicle and appropriately paired with an OEM specified camera. The NHTSA ruling that rearview video systems are required has increased competition for systems capable of rear video in a variety of locations in the vehicle. The Company's RCD mirror application has and will continue to be affected by this increased competition.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and other electronic features that it offers in vehicles and aerospace windows. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-April 2016 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2016.

Light Vehicle Production (per IHS Automotive April light vehicle production forecast)
(in Millions)
Region	Q2 2016	Q2 2015	% Change	Calendar Year 2016	Calendar Year 2015	% Change
North America	4.76	4.53	5%	18.22	17.50	4%
Europe	5.68	5.47	4%	21.32	20.90	2%
Japan and Korea	3.31	3.24	2%	13.31	13.25	—%
Total Light Vehicle Production	13.75	13.24	4%	52.85	51.65	2%
The Company continues to estimate that top line revenue for calendar year 2016 will be between $1.64 and $1.72 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite modest vehicle production increases in our primary markets. Continuing uncertainties, including: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.

Based on actual results for the first quarter, currently forecasted sales and product mix, the Company continues to estimate that the gross profit margin will be between 38.5% and 39.5% for calendar year 2016.
The Company also continues to estimate that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $152 and $160 million for calendar year 2016, primarily due to staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently continues to anticipate that 2016 capital expenditures will be approximately $115 - $130 million, a majority of which will be production equipment purchases. 2016 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also continues to estimate that depreciation and amortization expense for calendar year 2016 will be approximately $90 - $100 million.
The Company also continues to estimate that its tax rate will be between 31.5% and 32.5% for calendar year 2016.
Finally, based on 2017 light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2017.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2016, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2015, except as set forth in Item 2.
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
On October 1, 2014 the Company entered into an interest rate swap transaction with a bank. Please refer to Note 9 of the Notes to the Consolidated Financial statements in this Form 10-Q for further details.

Item 4.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products; our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2015, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in February 2016 the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the three months ended March 31, 2016:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2016	2,448,978	13.96	2,448,978	2,102,969
February 2016	75,027	13.73	75,027	7,027,942
March 2016	600,048	15.62	600,048	6,427,894
First Quarter 2016 Total	3,124,053	14.27	3,124,053

*See above and below for additional plan details.
As of March 31, 2016, the Company has repurchased 67,572,106 shares at a total cost of $600,442,554 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
Totals	67,572,106	$600,442,554

Item 6.	Exhibits.

See Exhibit Index on Page 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 5, 2016	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 5, 2016	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	May 5, 2016	/s/ Kevin C. Nash
Kevin C. Nash
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