Form 10-Q
period 2016-06-30
GENTEX CORP
filed 2016-08-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 22, 2016
Common Stock, $.06 Par Value	286,790,889

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2016
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$499,493,964	$551,557,527
Short-term investments	145,335,532	4,547,355
Accounts receivable, net	219,442,950	195,969,400
Inventories	176,226,597	174,695,411
Prepaid expenses and other	15,104,858	57,239,099
Total current assets	1,055,603,901	984,008,792

PLANT AND EQUIPMENT—NET	431,695,399	412,720,270

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	73,457,358	95,156,539
Intangible Assets, net	317,925,000	327,575,000
Patents and other assets, net	21,211,703	21,846,482
Total other assets	719,959,906	751,943,866
Total assets	$2,207,259,206	$2,148,672,928

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$81,823,157	$66,353,774
Accrued liabilities	87,260,676	64,652,772
Total current liabilities	169,083,833	131,006,546

LONG TERM DEBT	206,875,000	225,625,000

DEFERRED INCOME TAXES	46,377,195	69,524,621

TOTAL LIABILITIES	422,336,028	426,156,167

SHAREHOLDERS’ INVESTMENT
Common stock	17,255,461	17,480,281
Additional paid-in capital	638,336,658	596,782,695
Retained earnings	1,132,806,657	1,109,384,621
Accumulated other comprehensive income	(3,475,598)	(1,130,836)
Total shareholders’ investment	1,784,923,178	1,722,516,761
Total liabilities and shareholders’ investment	$2,207,259,206	$2,148,672,928

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$423,800,778	$379,258,477	$829,368,564	$748,195,932

COST OF GOODS SOLD	257,028,219	233,715,046	503,905,217	459,560,092
Gross profit	166,772,559	145,543,431	325,463,347	288,635,840

OPERATING EXPENSES:
Engineering, research and development	23,071,788	22,315,244	46,162,997	43,902,795
Selling, general & administrative	14,955,050	15,095,357	29,705,639	28,891,709
Total operating expenses	38,026,838	37,410,601	75,868,636	72,794,504

Income from operations	128,745,721	108,132,830	249,594,711	215,841,336

OTHER INCOME (LOSS)
Investment income	774,102	754,052	1,564,143	1,366,077
Other (Loss) Income, net	(1,911,113)	1,563,291	(3,980,532)	1,660,650
Total other (loss) income	(1,137,011)	2,317,343	(2,416,389)	3,026,727

Income before provision for income taxes	127,608,710	110,450,173	247,178,322	218,868,063

PROVISION FOR INCOME TAXES	41,123,468	35,891,736	80,413,086	67,126,185

NET INCOME	$86,485,242	$74,558,437	$166,765,236	$151,741,878

EARNINGS PER SHARE:
Basic	$0.30	$0.25	$0.58	$0.52
Diluted	$0.30	$0.25	$0.57	$0.51

Cash Dividends Declared per Share	$0.090	$0.085	$0.175	$0.165

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$86,485,242	$74,558,437	$166,765,236	$151,741,878

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(1,753,823)	300,766	(1,428,979)	(642,207)
Unrealized losses on derivatives	(120,474)	(36,229)	(1,472,031)	(1,867,920)
Unrealized gains (losses) on available-for sales securities, net	382,485	(2,986,559)	63,136	(3,564,244)

Other comprehensive loss, before tax	(1,491,812)	(2,722,022)	(2,837,874)	(6,074,371)

(Expense) Benefit for income taxes related to components of other comprehensive loss	91,704	(1,057,977)	(493,112)	(1,901,258)

Other comprehensive loss, net of tax	(1,583,516)	(1,664,045)	(2,344,762)	(4,173,113)

Comprehensive Income	$84,901,726	$72,894,392	$164,420,474	$147,568,765

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166,765,236	$151,741,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,789,787	42,471,227
Gain on disposal of assets	(10,900)	(18,052)
Loss on disposal of assets	705,381	250,247
Gain on sale of investments	(1,657,211)	(4,835,125)
Loss on sale of investments	2,144,668	307,110
Deferred income taxes	(402,154)	(2,472,624)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	9,777,427	11,224,538
Excess tax benefits from stock-based compensation	(1,658,828)	(1,629,160)
Change in operating assets and liabilities:
Accounts receivable, net	(23,473,550)	(28,050,976)
Inventories	(1,531,186)	(9,014,610)
Prepaid expenses and other	19,882,083	11,612,976
Accounts payable	15,469,383	(1,520,783)
Accrued liabilities, excluding dividends declared	21,670,990	21,821,075
Net cash provided by operating activities	253,471,126	191,887,721

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	45,982,921	13,805,507
Purchases	(165,496,238)	(12,939,815)
Plant and equipment additions	(54,832,532)	(33,589,833)
Proceeds from sale of plant and equipment	516,667	4
Decrease in other assets	(2,287,732)	(1,084,292)
Net cash used for investing activities	(176,116,914)	(33,808,429)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(18,750,000)	(3,750,000)
Issuance of common stock from stock plan transactions	29,282,769	13,809,419
Cash dividends paid	(49,334,501)	(47,193,926)
Repurchases of common stock	(92,274,871)	(50,107,196)
Excess tax benefits from stock-based compensation	1,658,828	1,629,160
Net cash used for financing activities	(129,417,775)	(85,612,543)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,063,563)	72,466,749

CASH AND CASH EQUIVALENTS, beginning of period	551,557,527	497,429,804

CASH AND CASH EQUIVALENTS, end of period	$499,493,964	$569,896,553

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2015 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of operations and cash flows for the interim periods presented.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance is effective for annual periods beginning after December 15, 2016. The Company adopted ASU No. 2015-17 in the first quarter of 2016 on a prospective basis. As such, prior periods were not retrospectively adjusted. Adoption of this standard during the quarter ended March 31, 2016 resulted in the reclassification of approximately $27 million of deferred income taxes from current assets to non-current liabilities.

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2015 and June 30, 2016 was $307.4 million.

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$32,227,694	$(15,183,694)	$17,044,000	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(41,250,000)	138,750,000	12 years
Existing Customer Platforms	43,000,000	(11,825,000)	31,175,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(53,075,000)	$317,925,000

Total Patents & Other Intangible Assets	$403,227,694	$(68,258,694)	$334,969,000

As of December 31, 2015:

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

Amortization expense on patents and intangible assets was approximately $5.6 million and $11.1 million during the three and six month periods ended June 30, 2016, respectively, compared to approximately $5.5 million and $11.0 million for the same periods ended June 30, 2015, respectively.

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
The Company's certificates of deposit have remaining maturities of less than one year and are classified as available for sale. These investments are carried at cost, which approximates fair value.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of June 30, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$499,493,964	$499,493,964	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	10,027,130	—	10,027,130	—
Mutual Funds	5,266,666	—	5,266,666	—
Other	41,736	41,736	—	—
Long-Term Investments:
Corporate Bonds	1,986,619	—	1,986,619	—
Common Stocks	16,888,931	16,888,931	—	—
Mutual Funds – Equity	54,321,968	54,321,968	—	—
Preferred Stock	259,840	259,840	—	$—
Total	$718,286,854	$701,006,439	$17,280,415	$—
As of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$551,557,527	$551,557,527	$—	$—
Short-Term Investments:
Government Securities	3,010,860	—	3,010,860	—
Corporate Bonds	1,512,015	—	1,512,015	—
Other	24,480	24,480	—	—
Long-Term Investments:
Common Stocks	20,454,804	20,454,804	—	—
Mutual Funds – Equity	74,701,735	74,701,735	—	—
Total	$651,261,421	$646,738,546	$4,522,875	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of June 30, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	$10,022,758	$4,372	$—	$10,027,130
Mutual Funds	5,172,416	94,250	—	5,266,666
Other	41,736	—	—	41,736
Long-Term Investments:
Corporate Bonds	1,984,889	1,730	—	1,986,619
Common Stocks	13,987,384	3,724,622	(823,075)	16,888,931
Mutual Funds – Equity	55,994,531	1,619,354	(3,291,917)	54,321,968
Preferred Stock	249,260	10,580	—	259,840
Total	$217,452,974	$5,454,908	$(4,114,992)	$218,792,890

As of December 31, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$3,013,482	$—	$(2,622)	$3,010,860
Corporate Bonds	1,512,405	—	(390)	1,512,015
Other	24,480	—	—	24,480
Long-Term Investments:
Common Stocks	17,395,641	4,078,912	(1,019,749)	20,454,804
Mutual Funds – Equity	76,481,106	2,067,399	(3,846,770)	74,701,735
Total	$98,427,114	$6,146,311	$(4,869,531)	$99,703,894

Unrealized losses on investments as of June 30, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$3,326,724	$34,946,484
Greater than one year	788,268	5,218,444
Total	$4,114,992	$40,164,928
Unrealized losses on investments as of December 31, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,869,531	$65,440,181
Greater than one year	—	—
Total	$4,869,531	$65,440,181

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
Fixed income securities as of June 30, 2016, have contractual maturities as follows:

Due within one year	$140,027,130
Due between one and five years	1,986,619
Due over five years	—
142,013,749

(5)	Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2016	December 31, 2015
Raw materials	$109,934,474	$110,683,958
Work-in-process	30,543,062	27,077,220
Finished goods	35,749,061	36,934,233
Total Inventory	$176,226,597	$174,695,411

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerators:
Numerator for both basic and diluted EPS, net income	$86,485,242	$74,558,437	$166,765,236	$151,741,878
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	288,803,045	293,958,258	288,943,030	294,461,499
Potentially dilutive shares resulting from stock plans	2,660,838	3,503,844	2,429,695	3,528,533
Denominator for diluted EPS	291,463,883	297,462,102	291,372,725	297,990,032

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	4,330,316	1,804,157	6,563,404	1,496,107

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Stock-Based Compensation Plans
As of June 30, 2016, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2015, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,811,300 and $7,833,682 for the three and six months ended June 30, 2016, respectively and $4,728,949 and $9,574,999 for the three and six months ended June 30, 2015, respectively. Compensation cost capitalized as part of inventory as of June 30, 2016 and 2015 was $282,786 and $249,581, respectively.

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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend Yield (1)	2.18%	2.12%	2.17%	2.13%
Expected volatility (2)	34.14%	35.96%	34.34%	36.38%
Risk-free interest rate (3)	1.01%	1.63%	1.20%	1.50%
Expected term of options (years) (4)	4.31	4.30	4.25	4.30
Weighted-avg. grant date fair value	$3.64	$4.25	$3.66	$4.51
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of June 30, 2016, there was $18,971,958 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of June 30, 2016, there was $190,852 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 371,000 shares under the non-employee director plan through June 30, 2016. Under the non-employee director plan, the option exercise

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2016, the Company had unearned stock-based compensation of $12,088,592 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and six months ended June 30, 2016 was $991,674 and $1,943,745.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$279,935	$460,925	$(44,909)	$1,403,899
Other Comprehensive (loss) income before reclassifications	(1,753,823)	300,767	(1,428,979)	(642,207)
Net current-period change	(1,753,823)	300,767	(1,428,979)	(642,207)
Balance at end of period	(1,473,888)	761,692	(1,473,888)	761,692
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	622,330	10,492,827	829,907	10,868,322
Other Comprehensive income (loss) before reclassifications	232,539	(3,186,497)	(275,809)	626,452
Amounts reclassified from accumulated other comprehensive income	16,076	1,245,234	316,847	(2,943,210)
Net current-period change	248,615	(1,941,263)	41,038	(2,316,758)
Balance at end of period	870,945	8,551,564	870,945	8,551,564
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(2,794,347)	(2,149,805)	(1,915,834)	(959,206)
Other comprehensive income (loss) before reclassifications	(437,811)	(23,549)	(1,675,287)	(1,214,148)
Amounts reclassified from accumulated other comprehensive income	359,503	—	718,466	—
Net current-period change	(78,308)	(23,549)	(956,821)	(1,214,148)
Balance at end of period	(2,872,655)	(2,173,354)	(2,872,655)	(2,173,354)

Accumulated other comprehensive income (loss), end of period	$(3,475,598)	$7,139,902	$(3,475,598)	$7,139,902

The following table presents details of reclassifications out of other comprehensive income for the three and six months ended June 30, 2016 and 2015.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized gains on available-for-sale securities
Realized (loss) gain on sale of securities	$(24,733)	$1,915,743	$(487,457)	$4,528,014	Other, net
Provision for Income Taxes	8,657	(670,509)	170,610	(1,584,804)	Provision for Income Taxes
	$(16,076)	$1,245,234	$(316,847)	$2,943,210	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(553,083)	$—	$(1,105,333)	$—	Other, net
Provision for Income Taxes	193,580	—	386,867	—	Provision for Income Taxes
	$(359,503)	$—	$(718,466)	$—	Net of tax

Total reclassifications for the period	$(375,579)	$1,245,234	$(1,035,313)	$2,943,210	Net of tax

(9)	Debt and Financing Arrangements

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

During the three and six months ended June 30, 2016, the Company made principal repayments of $1.9 million and $18.8 million respectively, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the company of $15.0 million on the Revolver during the first quarter of 2016, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of June 30, 2016, $85.8 million was outstanding on the Revolver with availability of an additional $64.2 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of June 30, 2016, $129.4 million was outstanding under the Term Loan.

As of June 30, 2016, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2016, the interest rate on its borrowings is equal to 1.47%. Interest expense are netted within the "Other, net" section of the Condensed Consolidated Statements of Income and were $0.8 million and $1.7 million during the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.7 million during the three and six months ended June 30, 2015.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

The notional amount of the Company's derivative instruments are as follows:

	June 30, 2016	December 31, 2015
Interest Rate swap	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	June 30, 2016	December 31, 2015
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$4,419,469	$2,947,438

Based on loan balances as of June 30, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.6 million dollars on an annual basis.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Equity

The decrease in common stock during the six months ended June 30, 2016, was primarily due to share repurchases of 6,205,046 shares pursuant to the Company's previously announced share repurchase plan, which was partially offset by the issuance of 2,458,048 shares of the Company’s common stock under the Company’s stock-based compensation plans for a net decrease of 3,746,998 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2016. As such, the Company recorded a cash dividend of $0.090 during the second quarter of 2016 as compared to a cash dividend of $.085 per share during the first quarter of 2016. The second quarter 2016 dividend of $25.9 million, was declared on May 19, 2016, and was paid on July 20, 2016.

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

The Company's automotive segment develops and manufactures electro-optic products and electronics, including: automatic-dimming rearview mirrors with and without electronic features in each case for the automotive industry; non-auto dimming rearview automotive mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Automotive Products	$414,403,115	$370,504,300	$808,372,062	$731,119,589
Other	9,397,663	8,754,177	20,996,502	17,076,343
Total	$423,800,778	$379,258,477	$829,368,564	$748,195,932
Income from operations:
Automotive Products	$125,571,809	$105,242,465	$241,552,426	$210,050,524
Other	3,173,912	2,890,365	8,042,285	5,790,812
Total	$128,745,721	$108,132,830	$249,594,711	$215,841,336

(13)    Income Taxes
The effective tax rate was 32.5% in the six months ended June 30, 2016 compared to 30.7% for the same period in 2015. Effective tax rates for these quarters differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate for the six months ended June 30, 2016 compared to the same period of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2016 VERSUS SECOND QUARTER 2015
Net Sales. Net sales for the second quarter of 2016 increased by $44.5 million or 12% when compared with the second quarter of 2015.
Automotive net sales for the second quarter of 2016 increased 12% to $414.4 million, compared with automotive net sales of $370.5 million in the second quarter of 2015, driven by a 13% quarter-over-quarter increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the second quarter of 2016 increased 7% to 3.2 million units compared with the second quarter of 2015, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the second quarter of 2016 increased 17% to 6.0 million units compared with the second quarter of 2015, primarily due to increased penetration of the Company's interior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three and six months ended June 30, 2016 and 2015. (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
North American Interior Mirrors	2,316	2,184	6%	4,576	4,208	9%
North American Exterior Mirrors	929	851	9%	1,793	1,591	13%
Total North American Mirror Units	3,245	3,035	7%	6,370	5,800	10%
International Interior Mirrors	4,392	3,642	21%	8,512	7,234	18%
International Exterior Mirrors	1,629	1,497	9%	3,212	3,073	5%
Total International Mirror Units	6,021	5,139	17%	11,724	10,307	14%
Total Interior Mirrors	6,708	5,826	15%	13,089	11,442	14%
Total Exterior Mirrors	2,559	2,348	9%	5,005	4,664	7%
Total Auto-Dimming Mirror Units	9,267	8,174	13%	18,094	16,107	12%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $9.4 million in the second quarter of 2016, an increase of 7%, compared with $8.8 million in the second quarter of 2015, primarily due to increases in dimmable aircraft window shipments.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.6% for the second quarter of 2016 versus 61.6% in the second quarter of 2015. The quarter over quarter increase in the gross profit margin was driven by purchasing cost reductions and favorable product mix, which more than offset annual customer price reductions. Purchasing cost reductions had a positive impact of approximately 125 - 150 basis points. Each of the other factors is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 25 - 50 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the second quarter of 2016 increased 3% or $0.8 million when compared with the second quarter of 2015, primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative (S, G & A) expenses decreased less than 1% or $0.1 million for the second quarter of 2016 compared to the second quarter of 2015. S, G & A expenses, despite going down, remained at 4% of net sales in the second quarter of 2016 compared to the second quarter of 2015. S, G, & A expenses decreased primarily due to severance related costs that occurred in 2015, which were partially offset by increases in staffing levels and benefits.

Total operating expenses were $38.0 million in the second quarter of 2016, which increased 2% or $0.6 million from $37.4 million in the second quarter of 2015.

Total Other (Loss) Income. Total other income for the second quarter of 2016 decreased by $3.5 million when compared with the second quarter of 2015, primarily due to realized losses on the sale of equity investments in the second quarter of 2016.
Provision for Income Taxes. The effective tax rate was 32.2% in the second quarter of 2016 compared to 32.5% for same quarter of 2015. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences.
Net Income. Net income for the second quarter of 2016 increased by $11.9 million or 16% when compared with the second quarter of 2015, due to increases in sales and operating income.

SIX MONTHS ENDED JUNE 30, 2016 VERSUS SIX MONTHS ENDED JUNE 30, 2015
Net Sales. Net sales for the six months ended June 30, 2016 increased by $81.2 million or 10.8% when compared with the same period in 2015.
Automotive net sales for the first six months of 2016 were $808 million, up 10.5% compared with automotive net sales of $731.1 million for the first six months of 2015, driven by a 12% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the six months ended June 30, 2016 increased 10% to 6.4 million units compared with same period in 2015, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the six months ended June 30, 2016 increased 14% to 11.7 million units compared with the same period in 2015 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.8% for the first six months of 2016, versus 61.4% in the same period last year. The increase in gross margin on a year to date basis was primarily due to purchasing cost reductions and favorable product mix, which more than offset annual customer price reductions. Purchasing cost reductions had a positive impact on cost of good sold of approximately 125 - 150 basis points and annual customer price reductions had a negative impact of approximately 125 - 150 basis points. Product mix is estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 25 - 50 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the six months ended June 30, 2016 increased 5.1% or $2.3 million when compared with the same period last year, primarily due to increased staffing and testing and prototype expense, which continue to development and launch of new business.
Selling, general and administrative (S, G & A) expenses for the first six months of 2016 increased 2.8% or 0.8 million when compared with the same period last year, primarily due to increases in staffing and benefits, which were partially offset by severance related costs in 2015.
Total Other Income. Total other income for the six months ended June 30, 2016 decreased by $5.4 million when compared with the same period last year, primarily due to reduced realized gains on sales of equity investments in the first six months of 2016, compared to the first six months of 2015.
Taxes. The effective tax rate was 32.5% for the six months ended June 30, 2016 compared to 30.7% for same period of 2015. The increase in the effective tax rate for the second quarter of 2016 compared to the second quarter of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.
Net Income. Net income for the six months ended June 30, 2016 increased by $15.0 million or 9.9% to $167 million versus $152 million in the same period last year, due to increases in sales and operating income which more than offset lower other income and higher income taxes period over period.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2016 was $499.5 million, which decreased approximately $52.1 million compared to $551.6 million as of December 31, 2015. The decrease was primarily due to purchases of investments, capital expenditures, accelerated debt repayments, and share repurchases, but was partially offset by cash flow from operations during the six months ended June 30, 2016.
Short-term investments as of June 30, 2016 was $145.3 million, up from $4.5 million as of December 31, 2015 and Long-term investments was $73.5 million as of June 30, 2016, down from $95.2 million as of December 31, 2015, due to changes in the Company's overall investment portfolio.
Accounts receivable as of June 30, 2016 increased approximately $23.5 million compared to December 31, 2015, primarily due to the higher sales level as well as timing of sales within the quarters.
Inventories as of June 30, 2016 increased approximately $1.5 million when compared to December 31, 2015, primarily due to increases in work-in-process inventory.
Prepaid expenses and other as of June 30, 2016 decreased approximately $42.1 million when compared to December 31, 2015, primarily due to the reclassification of approximately $27 million of deferred income taxes from current assets to non-current deferred tax liability as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
Accounts payable as of June 30, 2016 increased approximately $15.5 million when compared to December 31, 2015 primarily due to increased purchases of raw materials to meet forecasted production demand and capital expenditures.
Accrued liabilities as of June 30, 2016 increased approximately $22.6 million compared to December 31, 2015, primarily due to increases in accrued wages, reflecting the timing of certain compensation payments.
Long term debt as of June 30, 2016 decreased by $18.8 million compared to December 31, 2015, due to the Company's principal repayments on its term loan, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements.
Cash flow from operating activities for the six months ended June 30, 2016, increased $61.6 million to $253.5 million, compared with $191.9 million during the same six month period last year, primarily due to increases in net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2016 were approximately $54.8 million, compared with approximately $33.6 million for the same six month period last year.
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

	June 30, 2016	December 31, 2015
Working Capital	$886,520,068	$853,002,246
Long Term Investments	73,457,358	95,156,539
Total	$959,977,426	$948,158,785

The increase in working capital as of June 30, 2016 was negatively impacted due to the reclassification of approximately $27 million of deferred income taxes to long-term deferred tax liability as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three and six months ended June 30, 2016, the Company repurchased 3,080,993 and 6,205,046 shares, respectively, under this share repurchase plan. The Company has 3,346,901 shares remaining under the plan as of June 30, 2016, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's unit growth continues to outpace vehicle production growth in large part due to the many different product launches that have been executed in 2015 and year to date in 2016. The Company's unit and revenue growth continues to be driven by the Company's electrochromic technology, including a number of vehicles as new applications.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 11 vehicle models during the first quarter and 24 vehicle models during the second quarter of 2016. Of these product launches in the second quarter, approximately two-thirds of the launches represent advanced feature launches. Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These additional vehicle models offering the Company's interior, exterior, and advanced feature products as well as further penetration of its products on existing models, helped drive a 15% organic growth rate for interior mirrors and a 9% organic growth rate for exterior mirrors during the second quarter of 2016 compared to the same quarter in the prior year, against a three percent increase in light vehicle production in the Company's primary markets. Electronic feature content has contributed to the growth rate in 2016, despite the impact of annual customer price reductions in the range of approximately 2 to 3%.

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

On December 8, 2015 the National Highway Traffic Safety Administration (NHTSA) proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  At this time, NHTSA intends to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

HomeLink® is a vehicle to home communication system that enables many home automation functions with the simple push of a button. In 2016, HomeLink® continues to be a growth driver of the business as consumers and automakers continue to increase their demand for this type of functionality in the vehicle. HomeLink® V, which combines bi-directional communication capability for access barriers (e.g., garage doors and gates), lights, locks, and security systems with the ability to function across the globe, provides the Company with a technology platform for innovative, new applications in the vehicle environment. In 2014, the Company announced HomeLink® for applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, access barriers (e.g., garage doors and gates), lights, security systems, and an increasing array of home automation products. The Company has also been working with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of this product and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and product.

Another advanced electronic feature that the Company has announced is its Full Display MirrorTM. The Full Display MirrorTM began production in the fourth quarter of 2015. When it comes to driving safety, seeing what is behind you in the rearview mirror is critical. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars. These factors can significantly hinder the mirror’s rearward view. The Company's Full Display MirrorTM is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle’s rearward view. This rear vision system consists of a hybrid Full Display MirrorTM that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. However, with the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display MirrorTM is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company continues to work on the development and launch of the Full Display MirrorTM for its initial four customers. The Company is also seeing interest from the Company's initial launch customers and other automotive OEM's as well. The interest in this product is further demonstrated by the fact that several others have begun to show product concepts meant to address a similar use case. The Company believes the Full Display MirrorTM provides a unique product offering by combining all relevant technologies into one unit that includes the Company's electrochromic technology. The Company believes it is marketing a very unique, customized solution to OEM's that the Company anticipates will provide tremendous value for not only the OEM but also the consumer. Although the Company expects that there will be competing products, the Company still believes this product addresses all scenarios and thereby provides a unique solution that combines mirror, displays, eletrochromics, and the full suite of the Company's other electronic technologies.

As a complement to the Full Display MirrorTM, the Company has announced that it has developed a video camera system designed for today’s advanced automotive display application requirements using its proprietary CMOS imager. The Company believes that its CMOS imager, has a competitive advantage in video applications because it can present more detail in various lighting situations than other cameras the Company understands are currently available in the market. The Company's Full Display MirrorTM and video camera are designed as a system and employ some of the latest technological advances in automotive video cameras and displays. In some cases, however, certain OEM's have a preferred camera provider, and the Company works to seamlessly integrate other cameras provided and optimize those for use with the Full Display MirrorTM system.

On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within North America, however, no final ruling or legislation was made in response to this petition. In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a safer overall product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, there could be increased competition.

In January 2016, the Company announced a partnership with TransCore to provide auto manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's electronic rearview mirrors. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car, similar to navigation systems, HomeLink®, satellite radio, and other technologies. Since the Integrated Toll ModuleTM enables travel across all U.S. toll roads, motorists would no longer need multiple toll tags for different regions of the country or have to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. In 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Act calls for the development of a nationally inter-operable electronic toll collection system by October 2016. The UTM provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company continues to work on the hardware and integration of this product and is seeing interest from several customers in regard to this new technology. Such interest provides the Company hope that this product could potentially represent another growth channel for the Company over the next several years.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-July 2016 light vehicle production forecasts indicated in the table below, the Company has updated certain guidance for calendar year 2016.

Light Vehicle Production (per IHS Automotive July light vehicle production forecast)
(in Millions)
Region	2H 2016	2H 2015	% Change	Calendar Year 2016	Calendar Year 2015	% Change
North America	8.95	8.75	2%	18.04	17.54	3%
Europe	10.11	9.56	6%	21.53	20.54	5%
Japan and Korea	6.59	6.58	—%	13.03	13.19	(1)%
Total Light Vehicle Production	25.65	24.89	3%	52.60	51.27	3%
Based on the above production estimates and actual financial results through six months ended June 30, 2016, the Company now estimates that top line revenue for calendar year 2016 will be between $1.68 and $1.72 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite more modest vehicle production increases in our primary markets. Continuing uncertainties, however, such as: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) work stoppages, strikes, etc., (which could disrupt shipments to customers), always make forecasting challenging.

Based on actual results for the first and second quarter of 2016, currently forecasted sales, and anticipated product mix, the Company now estimates that the gross profit margin will be between 39.0% and 39.5% for calendar year 2016.
The Company also now estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $150 and $158 million for calendar year 2016, primarily due to increased staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently continues to anticipate that 2016 capital expenditures will be approximately $115 - $130 million. 2016 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also continues to estimate that depreciation and amortization expense for calendar year 2016 will be approximately $90 - $100 million.
The Company also continues to estimate that its tax rate will be between 31.5% and 32.5% for calendar year 2016.
Finally, based on 2017 light vehicle production forecasts and current forecasted product mix, the Company is at this time making no changes to its previously announced revenue estimates for calendar year 2017.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2016, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2015, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The following is a summary of share repurchase activity during the three months ended June 30, 2016:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2016	2,448,978	13.96	2,448,978	2,102,969
February 2016	75,027	13.73	75,027	7,027,942
March 2016	600,048	15.62	600,048	6,427,894
First Quarter 2016 Total	3,124,053	14.27	3,124,053
April 2016	355,123	15.24	355,123	6,072,771
May 2016	884,004	15.97	884,004	5,188,767
June 2016	1,841,866	15.29	1,841,866	3,346,901
2nd Quarter 2016 Total	3,080,993	15.48	3,080,993

2016 Total	6,205,046	14.87	6,205,046	3,346,901

*See above and below for additional plan details.
As of June 30, 2016, the Company has repurchased 70,653,099 shares at a total cost of $648,131,758 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
Totals	70,653,099	$648,131,758

Item 6.	Exhibits.

See Exhibit Index on Page 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 5, 2016	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 5, 2016	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	August 5, 2016	/s/ Kevin C. Nash
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