Form 10-Q
period 2016-09-30
GENTEX CORP
filed 2016-11-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 20, 2016
Common Stock, $.06 Par Value	286,509,623

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2016
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$534,518,281	$551,557,527
Short-term investments	152,235,753	4,547,355
Accounts receivable, net	229,236,789	195,969,400
Inventories	179,353,603	174,695,411
Prepaid expenses and other	13,471,694	57,239,099
Total current assets	1,108,816,120	984,008,792

PLANT AND EQUIPMENT—NET	450,781,365	412,720,270

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	57,458,514	95,156,539
Intangible Assets, net	313,100,000	327,575,000
Patents and other assets, net	20,751,828	21,846,482
Total other assets	698,676,187	751,943,866
Total assets	$2,258,273,672	$2,148,672,928

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$71,000,819	$66,353,774
Accrued liabilities	85,478,444	64,652,772
Total current liabilities	156,479,263	131,006,546

LONG TERM DEBT	195,000,000	225,625,000

DEFERRED INCOME TAXES	50,529,019	69,524,621

TOTAL LIABILITIES	402,008,282	426,156,167

SHAREHOLDERS’ INVESTMENT
Common stock	17,275,776	17,480,281
Additional paid-in capital	655,290,470	596,782,695
Retained earnings	1,184,141,924	1,109,384,621
Accumulated other comprehensive income	(442,780)	(1,130,836)
Total shareholders’ investment	1,856,265,390	1,722,516,761
Total liabilities and shareholders’ investment	$2,258,273,672	$2,148,672,928

Note: The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$429,643,276	$389,829,139	$1,259,011,840	$1,138,025,071

COST OF GOODS SOLD	255,821,376	237,932,439	759,726,593	697,492,531
Gross profit	173,821,900	151,896,700	499,285,247	440,532,540

OPERATING EXPENSES:
Engineering, research and development	23,585,115	21,505,461	69,748,112	65,408,256
Selling, general & administrative	16,024,504	14,128,619	45,730,143	43,020,328
Total operating expenses	39,609,619	35,634,080	115,478,255	108,428,584

Income from operations	134,212,281	116,262,620	383,806,992	332,103,956

OTHER INCOME (LOSS)
Investment income	916,556	495,468	2,480,699	1,861,545
Other Income (Loss), net	(800,855)	(710,346)	(4,781,387)	950,304
Total Other Income (Loss)	115,701	(214,878)	(2,300,688)	2,811,849

Income before provision for income taxes	134,327,982	116,047,742	381,506,304	334,915,805

PROVISION FOR INCOME TAXES	42,263,336	37,715,317	122,676,422	104,841,502

NET INCOME	$92,064,646	$78,332,425	$258,829,882	$230,074,303

EARNINGS PER SHARE:
Basic	$0.32	$0.27	$0.90	$0.78
Diluted	$0.32	$0.27	$0.89	$0.77

Cash Dividends Declared per Share	$0.090	$0.085	$0.265	$0.250

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$92,064,646	$78,332,425	$258,829,882	$230,074,303

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	162,343	(396,686)	(1,266,636)	(1,038,892)
Unrealized gains (losses) on derivatives	1,070,229	(1,275,655)	(401,803)	(3,143,576)
Unrealized gains (losses) on available-for sales securities, net	3,345,885	(11,808,718)	3,409,021	(15,372,962)

Other comprehensive income (loss), before tax	4,578,457	(13,481,059)	1,740,582	(19,555,430)

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	1,545,640	(4,579,531)	1,052,527	(6,480,789)

Other comprehensive income (loss), net of tax	3,032,817	(8,901,528)	688,055	(13,074,641)

Comprehensive Income	$95,097,463	$69,430,897	$259,517,937	$216,999,662

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,829,882	$230,074,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,853,761	63,709,095
Gain on disposal of assets	(10,900)	(18,052)
Loss on disposal of assets	796,234	360,659
Gain on sale of investments	(3,170,455)	(8,390,451)
Loss on sale of investments	3,512,544	1,828,617
Deferred income taxes	2,204,030	(10,836,858)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	14,503,307	16,534,607
Excess tax benefits from stock-based compensation	(3,391,853)	(2,411,583)
Change in operating assets and liabilities:
Accounts receivable, net	(33,267,389)	(40,194,912)
Inventories	(4,658,192)	(22,846,177)
Prepaid expenses and other	21,515,247	9,106,066
Accounts payable	4,647,045	12,435,275
Accrued liabilities, excluding dividends declared	22,661,540	33,810,991
Net cash provided by operating activities	353,024,801	283,161,580

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	75,741,184	45,787,794
Purchases	(182,664,625)	(34,380,942)
Plant and equipment additions	(91,497,229)	(62,282,827)
Proceeds from sale of plant and equipment	516,667	4
Decrease in other assets	(2,416,610)	(1,931,566)
Net cash used for investing activities	(200,320,613)	(52,807,537)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(30,625,000)	(30,625,000)
Issuance of common stock from stock plan transactions	55,449,028	20,008,358
Cash dividends paid	(75,217,692)	(72,150,137)
Repurchases of common stock	(122,741,623)	(82,900,454)
Excess tax benefits from stock-based compensation	3,391,853	2,411,583
Net cash used for financing activities	(169,743,434)	(163,255,650)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,039,246)	67,098,393

CASH AND CASH EQUIVALENTS, beginning of period	551,557,527	497,429,804

CASH AND CASH EQUIVALENTS, end of period	$534,518,281	$564,528,197

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2015 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2016, and the results of operations and cash flows for the interim periods presented.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, which updates the guidance as to how certain cash receipts and cash payments should be presented and classified within the statement of cash flows. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company is in the process of assessing the potential effect the new standard will have on its consolidated financial statements.

(3)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2015 and September 30, 2016 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$32,302,452	$(15,791,045)	$16,511,407	various

Other Intangible Assets
HomeLink®Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(45,000,000)	135,000,000	12 years
Existing Customer Platforms	43,000,000	(12,900,000)	30,100,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(57,900,000)	$313,100,000

Total Patents & Other Intangible Assets	$403,302,452	$(73,691,045)	$329,611,407

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)     Goodwill and Other Intangible Assets (continued)

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

Amortization expense on patents and intangible assets was approximately $5.6 million and $16.7 million during the three and nine month periods ended September 30, 2016, respectively, compared to approximately $5.5 million and $16.5 million for the same periods ended September 30, 2015, respectively.

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
The Company's certificates of deposit have remaining maturities of less than one year and are classified as available for sale, and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of September 30, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$534,518,281	$534,518,281	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	10,010,610	—	10,010,610	—
Mutual Funds	5,334,512	—	5,334,512	—
Corporate Bonds	6,765,414	—	6,765,414	—
Other	125,217	125,217	—	—
Long-Term Investments:
Corporate Bonds	1,968,094	—	1,968,094	—
Common Stocks	13,693,634	13,693,634	—	—
Mutual Funds – Equity	41,404,005	41,404,005	—	—
Preferred Stock	392,781	392,781	—	$—
Total	$744,212,548	$720,133,918	$24,078,630	$—
As of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$551,557,527	$551,557,527	$—	$—
Short-Term Investments:
Government Securities	3,010,860	—	3,010,860	—
Corporate Bonds	1,512,015	—	1,512,015	—
Other	24,480	24,480	—	—
Long-Term Investments:
Common Stocks	20,454,804	20,454,804	—	—
Mutual Funds – Equity	74,701,735	74,701,735	—	—
Total	$651,261,421	$646,738,546	$4,522,875	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2016, and December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of September 30, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	$10,011,046	$1,799	$(2,235)	$10,010,610
Mutual Funds	5,235,438	99,140	(66)	5,334,512
Corporate Bonds	6,773,386	—	(7,972)	6,765,414
Other	125,217	—	—	125,217
Long-Term Investments:
Corporate Bonds	1,970,096	—	(2,002)	1,968,094
Common Stocks	10,978,179	3,111,060	(395,605)	13,693,634
Mutual Funds – Equity	39,536,844	2,206,543	(339,382)	41,404,005
Preferred Stock	378,260	14,521	—	392,781
Total	$205,008,466	$5,433,063	$(747,262)	$209,694,267

As of December 31, 2015:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$3,013,482	$—	$(2,622)	$3,010,860
Corporate Bonds	1,512,405	—	(390)	1,512,015
Other	24,480	—	—	24,480
Long-Term Investments:
Common Stocks	17,395,641	4,078,912	(1,019,749)	20,454,804
Mutual Funds – Equity	76,481,106	2,067,399	(3,846,770)	74,701,735
Total	$98,427,114	$6,146,311	$(4,869,531)	$99,703,894

Unrealized losses on investments as of September 30, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$506,734	$31,401,343
Greater than one year	240,528	1,481,420
Total	$747,262	$32,882,763
Unrealized losses on investments as of December 31, 2015, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,869,531	$65,440,181
Greater than one year	—	—
Total	$4,869,531	$65,440,181

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
Fixed income securities as of September 30, 2016, have contractual maturities as follows:

Due within one year	$146,776,024
Due between one and five years	1,968,094
Due over five years	—
148,744,118

(5)	Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2016	December 31, 2015
Raw materials	$108,033,204	$110,683,958
Work-in-process	31,230,322	27,077,220
Finished goods	40,090,077	36,934,233
Total Inventory	$179,353,603	$174,695,411

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerators:
Numerator for both basic and diluted EPS, net income	$92,064,646	$78,332,425	$258,829,882	$230,074,303
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	287,736,638	292,589,866	288,466,905	293,742,028
Potentially dilutive shares resulting from stock plans	2,717,187	2,787,612	2,557,758	3,252,544
Denominator for diluted EPS	290,453,825	295,377,478	291,024,663	296,994,572

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,818,032	3,756,396	4,193,947	1,611,900

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)	Stock-Based Compensation Plans
As of September 30, 2016, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2015, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,724,780 and $11,558,462 for the three and nine months ended September 30, 2016, respectively and $4,404,297 and $13,979,297 for the three and nine months ended September 30, 2015, respectively. Compensation cost capitalized as part of inventory as of September 30, 2016 and 2015 was $317,315 and $279,903, respectively.

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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend Yield (1)	2.19%	2.12%	2.17%	2.13%
Expected volatility (2)	32.19%	35.81%	33.62%	36.10%
Risk-free interest rate (3)	1.14%	1.37%	1.18%	1.56%
Expected term of options (years) (4)	4.29	4.31	4.26	4.97
Weighted-avg. grant date fair value	$3.91	$3.94	$3.74	$4.47
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of September 30, 2016, there was $18,589,743 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of September 30, 2016, there was $66,324 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 371,000 shares under the non-employee director plan through September 30, 2016. Under the non-employee director plan, the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2016, the Company has granted 585,668 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2016, the Company had unearned stock-based compensation of $11,816,334 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and nine months ended September 30, 2016 was $1,001,100 and $2,944,845.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(1,473,888)	$761,692	$(44,909)	$1,403,899
Other Comprehensive (loss) income before reclassifications	162,343	(396,685)	(1,266,636)	(1,038,892)
Net current-period change	162,343	(396,685)	(1,266,636)	(1,038,892)
Balance at end of period	(1,311,545)	365,007	(1,311,545)	365,007
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	870,945	8,551,564	829,907	10,868,322
Other Comprehensive income (loss) before reclassifications	2,269,315	(6,353,685)	1,993,505	(5,727,233)
Amounts reclassified from accumulated other comprehensive income	(94,489)	(1,321,982)	222,359	(4,265,192)
Net current-period change	2,174,826	(7,675,667)	2,215,864	(9,992,425)
Balance at end of period	3,045,771	875,897	3,045,771	875,897
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(2,872,655)	(2,173,354)	(1,915,834)	(959,206)
Other comprehensive income (loss) before reclassifications	353,397	(1,113,648)	(1,321,890)	(2,327,796)
Amounts reclassified from accumulated other comprehensive income	342,252	284,472	1,060,718	284,472
Net current-period change	695,649	(829,176)	(261,172)	(2,043,324)
Balance at end of period	(2,177,006)	(3,002,530)	(2,177,006)	(3,002,530)

Accumulated other comprehensive income (loss), end of period	$(442,780)	$(1,761,626)	$(442,780)	$(1,761,626)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of other comprehensive income for the three and nine months ended September 30, 2016 and 2015.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gains on available-for-sale securities
Realized gain (loss) on sale of securities	$145,367	$2,033,819	$(342,090)	$6,561,834	Other, net
Provision for Income Taxes	(50,878)	(711,837)	119,732	(2,296,642)	Provision for Income Taxes
	$94,489	$1,321,982	$(222,358)	$4,265,192	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(526,542)	$(437,650)	$(1,631,875)	$(437,650)	Other, net
Provision for Income Taxes	184,290	153,178	571,156	153,178	Provision for Income Taxes
	$(342,252)	$(284,472)	$(1,060,719)	$(284,472)	Net of tax

Total reclassifications for the period	$(247,763)	$1,037,510	$(1,283,077)	$3,980,720	Net of tax

(9)	Debt and Financing Arrangements

Credit Agreement

On September 27, 2013, the Company entered into a Credit Agreement (“Credit Agreement”) with certain banks and agents.

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

During the three and nine months ended September 30, 2016, the Company made principal repayments of $11.8 million and $30.6 million respectively, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $15.0 million on the Revolver during the first quarter of 2016 and a payment of $10.0 million on the Revolver during the third quarter of 2016, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of September 30, 2016, $75.7 million was outstanding on the Revolver with availability of an additional $74.3 million. Under current terms of the Term Loan, the Company will make principal repayments of $7.5 million annually through the maturity date of the Term Loan. As of September 30, 2016, $127.5 million was outstanding under the Term Loan.

As of September 30, 2016, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of September 30, 2016, the interest rate on its

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

borrowings is equal to 1.53%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.8 million and $2.5 million during the three and nine months ended September 30, 2016, respectively, and $0.8 million and $2.4 million during the three and nine months ended September 30, 2015.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expense are netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the interest rate swap was $0.5 million and $1.6 million during the three and nine months ended September 30, 2016, respectively, and $0.5 million during both the three and nine months ended September 30, 2015.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	September 30, 2016	December 31, 2015
Interest Rate swap	$150,000,000	$150,000,000

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	September 30, 2016	December 31, 2015
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$3,349,240	$2,947,438

Based on loan balances as of September 30, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.5 million dollars on an annual basis.

(10)	Equity

The decrease in common stock during the nine months ended September 30, 2016, was primarily due to share repurchases of 8,041,358 shares pursuant to the Company's previously announced share repurchase plan, which was partially offset by the issuance of 4,632,945 shares of the Company’s common stock under the Company’s stock-based compensation plans for a net decrease of 3,408,413 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2016. As such, the Company recorded a cash dividend of $0.090 during the second and third quarters of 2016 as compared to a cash dividend of $.085 per share during the first quarter of 2016. The third quarter 2016 dividend of $25.9 million, was declared on August 31, 2016, and was paid on October 19, 2016.

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

The Company's automotive segment develops and manufactures electro-optic products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview automotive mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Automotive Products	$419,793,577	$379,889,957	$1,228,165,639	$1,111,009,546
Other	9,849,699	9,939,182	30,846,201	27,015,525
Total	$429,643,276	$389,829,139	$1,259,011,840	$1,138,025,071
Income from operations:
Automotive Products	$130,567,201	$112,238,938	$372,119,627	$322,289,461
Other	3,645,080	4,023,682	11,687,365	9,814,495
Total	$134,212,281	$116,262,620	$383,806,992	$332,103,956

(13)    Income Taxes
The effective tax rate was 32.2% in the nine months ended September 30, 2016 compared to 31.3% for the same period in 2015. Effective tax rates for these quarters differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the same period of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2016 VERSUS THIRD QUARTER 2015
Net Sales. Net sales for the third quarter of 2016 increased by $39.8 million or 10% when compared with the third quarter of 2015.
Automotive net sales for the third quarter of 2016 increased 11% to $419.8 million, compared with automotive net sales of $379.9 million in the third quarter of 2015, driven primarily by a 9% quarter-over-quarter increase in automotive mirror unit shipments and favorable shifts in product mix. North American automotive mirror unit shipments in the third quarter of 2016 increased 2% to 3.2 million units compared with the third quarter of 2015, primarily due to increased penetration of the Company's exterior auto-dimming mirrors. International automotive mirror unit shipments in the third quarter of 2016 increased 14% to 5.9 million units compared with the third quarter of 2015, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three and nine months ended September 30, 2016 and 2015. (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
North American Interior Mirrors	2,259	2,242	1%	6,835	6,451	6%
North American Exterior Mirrors	921	871	6%	2,714	2,462	10%
Total North American Mirror Units	3,179	3,114	2%	9,549	8,913	7%
International Interior Mirrors	4,258	3,669	16%	12,771	10,903	17%
International Exterior Mirrors	1,675	1,541	9%	4,887	4,614	6%
Total International Mirror Units	5,933	5,210	14%	17,658	15,517	14%
Total Interior Mirrors	6,517	5,911	10%	19,606	17,354	13%
Total Exterior Mirrors	2,596	2,412	8%	7,601	7,076	7%
Total Auto-Dimming Mirror Units	9,113	8,324	9%	27,207	24,430	11%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $9.8 million in the third quarter of 2016, relatively consistent with $9.9 million in the third quarter of 2015.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 59.5% for the third quarter of 2016 versus 61.0% in the third quarter of 2015. The quarter over quarter increase in the gross profit margin was driven by purchasing cost reductions and favorable product mix, which more than offset annual customer price reductions. Purchasing cost reductions and favorable product mix each had a positive impact of approximately 100 - 150 basis points, while annual customer price reductions had a similar negative impact.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the third quarter of 2016 increased 10% or $2.1 million when compared with the third quarter of 2015, primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative (S, G & A) expenses increased by 13% or $1.9 million for the third quarter of 2016 compared to the third quarter of 2015. S, G & A expenses, notwithstanding the quarter over quarter increase, remained at approximately 4% of net sales in the third quarter of 2016 compared to the third quarter of 2015. S, G, & A expenses increased primarily due to increased staffing levels and benefits.

Total operating expenses were $39.6 million in the third quarter of 2016, which increased 11% or $4.0 million from $35.6 million in the third quarter of 2015.

Total Other (Loss) Income. Total other income for the third quarter of 2016 increased by $0.3 million when compared with the third quarter of 2015, primarily due to higher realized gains on the sale of equity investments in the third quarter of 2016 versus the same quarter in the prior year.
Provision for Income Taxes. The effective tax rate was 31.5% in the third quarter of 2016 compared to 32.5% for same quarter of 2015. Effective tax rates differ from statutory federal income tax rates, primarily due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences.
Net Income. Net income for the third quarter of 2016 increased by $13.7 million or 18% when compared with the third quarter of 2015, due to increases in sales and increases in operating income as a result of the improved gross margin and consistent financial discipline in the Company's operating expense growth.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2015
Net Sales. Net sales for the nine months ended September 30, 2016 increased by $121.0 million or 10.6% when compared with the same period in 2015.
Automotive net sales for the first nine months of 2016 were $1.2 billion, up 11% compared with automotive net sales of $1.1 billion for the first nine months of 2015, driven by a 11% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the nine months ended September 30, 2016 increased 7% to 9.5 million units compared with same period in 2015, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the nine months ended September 30, 2016 increased 14% to 17.7 million units compared with the same period in 2015 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.3% for the first nine months of 2016, versus 61.3% in the same period last year. The increase in gross margin on a year to date basis was primarily due to purchasing cost reductions and favorable product mix, which more than offset annual customer price reductions. Purchasing cost reductions had a positive impact on cost of good sold of approximately 100 - 125 basis points and annual customer price reductions had a negative impact of approximately 100 - 150 basis points. Product mix impacted cost of goods sold independently as a percentage of net sales by approximately 25 - 50 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the nine months ended September 30, 2016 increased 6.6% or $4.3 million when compared with the same period last year, primarily due to increased staffing and testing and prototype expense, which continue due to development and launch of new business.
Selling, general and administrative (S, G & A) expenses for the first nine months of 2016 increased 6.3% or $2.7 million when compared with the same period last year, primarily due to increases in staffing and benefits, which were partially offset by severance related costs in 2015, which did not recur in 2016.
Total Other Income. Total other income for the nine months ended September 30, 2016 decreased by $5.1 million when compared with the same period last year, primarily due to reduced realized gains on sales of equity investments in the first six months of 2016, which were offset by increased realized gains in the third quarter, compared to the first nine months of 2015.
Taxes. The effective tax rate was 32.2% for the nine months ended September 30, 2016 compared to 31.3% for same period of 2015. The increase in the effective tax rate for the third quarter of 2016 compared to the third quarter of 2015 is primarily due to the reversal of $3.9 million of the uncertain tax position related to the incremental research and development tax credits as a result of the Internal Revenue Service concluding audits for the Company’s amended filings for calendar years 2010 through 2012, in the first quarter of 2015.
Net Income. Net income for the nine months ended September 30, 2016 increased by $28.8 million or 12.5% to $259 million versus $230 million in the same period last year, due to increases in sales and operating income which more than offset lower other income and higher income taxes period over period.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2016 was $534.5 million, which decreased approximately $17.0 million compared to $551.6 million as of December 31, 2015. The decrease was primarily due to purchases of investments, capital expenditures, accelerated debt repayments, and share repurchases, but was partially offset by cash flow from operations during the nine months ended September 30, 2016.
Short-term investments as of September 30, 2016 were $152.2 million, up from $4.5 million as of December 31, 2015 and Long-term investments were $57.5 million as of September 30, 2016, down from $95.2 million as of December 31, 2015, due to changes in the Company's overall investment portfolio.
Accounts receivable as of September 30, 2016 increased approximately $33.3 million compared to December 31, 2015, primarily due to the higher sales level as well as timing of sales within the quarters.
Inventories as of September 30, 2016 increased approximately $4.7 million when compared to December 31, 2015, primarily due to increases in work-in-process and finished goods inventory.
Prepaid expenses and other as of September 30, 2016 decreased approximately $43.8 million when compared to December 31, 2015, primarily due to the reclassification of approximately $27 million of deferred income taxes from current assets to non-current deferred tax liabilities as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.
Accounts payable as of September 30, 2016 increased approximately $4.6 million when compared to December 31, 2015 primarily due to increased purchases of raw materials to meet forecasted production demand and capital expenditures.
Accrued liabilities as of September 30, 2016 increased approximately $20.8 million compared to December 31, 2015, primarily due to increases in accrued wages, reflecting the timing of certain compensation payments.
Long term debt as of September 30, 2016 decreased by $30.6 million compared to December 31, 2015, due to the Company's principal repayments on its term and revolver loans, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements.
Cash flow from operating activities for the nine months ended September 30, 2016, increased $69.9 million to $353.0 million, compared with $283.2 million during the same nine month period last year, primarily due to increases in net income and changes in working capital.
Capital expenditures for the nine months ended September 30, 2016 were approximately $91.5 million, compared with approximately $62.3 million for the same nine month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. As a result, in 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site in Zeeland Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $55 - $60 million and will be funded with cash and cash equivalents on hand. The distribution portion of the facility is currently operational, and the manufacturing portion will be operational in early 2017. Once operational, the Company expects that this building will add capacity to produce an additional 10 - 15 million mirrors annually, depending on product mix and overall use of the building.
The Company estimates that it currently has building capacity to manufacture approximately 25 - 27 million interior mirror units annually and approximately 15 - 20 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.
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

	September 30, 2016	December 31, 2015
Working Capital	$952,336,857	$853,002,246
Long Term Investments	57,458,514	95,156,539
Total	$1,009,795,371	$948,158,785

The increase in working capital as of September 30, 2016 was negatively impacted due to the reclassification of approximately $27 million of deferred income taxes to non-current deferred tax liability as a result of the adoption of ASU No. 2015-17, further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three and nine months ended September 30, 2016, the Company repurchased 1,836,312 and 8,041,358 shares, respectively, under this share repurchase plan. The Company has 9,010,589 shares remaining under the plan as of September 30, 2016, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's unit growth continues to outpace vehicle production growth in large part due to the many different product launches that have been executed in 2015 and year to date in 2016. The Company's unit and revenue growth continues to be driven by the Company's electrochromic technology, including a number of vehicles as new applications.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 11 vehicle models during the first quarter of 2016, 24 vehicle models during the second quarter of 2016 and 21 vehicle models during the third quarter of 2016. The launches in the third quarter were reduced by some minor losses of content on 6 nameplates, meaning the 21 nameplates were the number of launches net of losses. Of the product launches for the first nine months of 2016, approximately 20 of the launches represent advanced feature launches. Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on existing models, helped drive a 10% organic growth rate for interior mirrors and a 8% organic growth rate for exterior mirrors during the third quarter of 2016 compared to the same quarter in the prior year, against a slight quarter over quarter decrease in light vehicle production in the Company's primary markets. Electronic feature content has contributed to the growth rate in 2016, despite the impact of annual customer price reductions in the range of approximately 2 to 3%.

SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog and road type as well as certain lane tracking features to assist with lighting control. The Company believes it has a unique advantage in the automotive industry with SmartBeam®. The camera chip is designed by the Company specifically for certain driver assist applications, with custom optics and algorithms written by the Company and specifically tailored for its chip and optical systems. The Company has the ability to package the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. Competing products attach their camera and electronics directly to the windshield, which causes additional maintenance in the event of a windshield replacement. In addition, the Company has long been integrating its camera products to optimize performance by fusing with other systems on the vehicle, including radar, navigation, steering and related modules provided by other suppliers. This enables the Company to provide its customers with a highly customizable solution that meets their unique needs and specifications.

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

Another advanced electronic feature that the Company has announced is its Full Display Mirror®. The Full Display Mirror® began production in the fourth quarter of 2015. When it comes to driving safety, seeing what is behind you in the rearview mirror is critical. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars. These factors can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. However, with the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company continues to work on the development and launch of the Full Display Mirror® for its initial four customers. The Company is also seeing interest from the Company's other automotive OEM's as well. The Company has also announced that a fifth OEM has sourced the Company as a supplier of this relatively new technology. The interest in this product is further demonstrated by the fact that several others have begun to show product concepts meant to address a similar use case. The Company believes the Full Display Mirror® provides a unique product offering by combining all relevant technologies into one unit that includes the Company's electrochromic technology. The Company believes it is marketing a very unique, customized solution to OEM's that the Company anticipates will provide tremendous value for not only the OEM but also the consumer. Although the Company expects that there will be competing products, the Company still believes this product addresses all scenarios and thereby provides a unique solution that combines mirror, displays, eletrochromics, and the full suite of the Company's other electronic technologies.

As a complement to the Full Display Mirror®, the Company has developed a video camera system designed for today’s advanced automotive display application requirements using its proprietary CMOS imager. The Company believes that its CMOS imager has a competitive advantage in video applications due to certain performance and cost advantages when combining the Full Display Mirror® into a full system. The Company's Full Display Mirror® and video camera are designed as a system and employ some of the latest technological advances in automotive video cameras and displays. In some cases, however, certain OEM's already have a preferred camera provider, and the Company works to seamlessly integrate other cameras provided and optimize those for use with the Full Display Mirror® system.
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States, however, no final ruling or legislation was made in response to this petition. In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, there could be increased competition.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's electronic rearview mirrors. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car, similar to navigation systems, HomeLink®, satellite radio, and other technologies. Since the Integrated Toll ModuleTM enables travel across all U.S. toll roads, motorists would no longer need multiple toll tags for different regions of the country or have to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. In 2012, President Obama signed into law the Moving Ahead for Progress in the 21st Century Act (MAP-21). The Act calls for the development of a nationally inter-operable electronic toll collection system by October 2016. The Integrated Toll ModuleTM provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company continues to work on the hardware and integration of this product and is seeing interest from several customers in regard to this new technology. With such interest, the Company believes that this product could potentially represent another growth opportunity over the next several years. Over the next few quarters, the Company will be working to finalize the initial hardware designs and complete drive testing of the prototypes with the stated goal of having its first confirmed customer toward the end of next year.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-October 2016 light vehicle production forecasts indicated in the table below, the Company has updated certain guidance for calendar year 2016.

Light Vehicle Production (per IHS Automotive October light vehicle production forecast)
(in Millions)
Region	4Q 2016	4Q 2015	% Change	Calendar Year 2016	Calendar Year 2015	% Change
North America	4.38	4.33	1%	17.88	17.50	2%
Europe	5.35	5.21	3%	21.49	20.94	3%
Japan and Korea	3.42	3.43	—%	12.95	13.27	(2)%
Total Light Vehicle Production	13.15	12.97	1%	52.32	51.71	1%
Based on the above production estimates and actual financial results through the nine months ended September 30, 2016, the Company now estimates that top line revenue for calendar year 2016 will be between $1.68 and $1.71 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite more modest vehicle production increases in the Company's primary markets. Continuing uncertainties, however, such as: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) work stoppages, strikes, etc., (which could disrupt shipments to customers), always make forecasting challenging.

Based on actual results for the nine months ended September 30, 2016, currently forecasted sales, and anticipated product mix, the Company now estimates that the gross profit margin will be between 39.3% and 39.7% for calendar year 2016.
The Company also now estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $152 and $157 million for calendar year 2016, primarily due to increased staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, and previously announced facility expansion projects, the Company continues to anticipate that 2016 capital expenditures will be approximately $115 - $130 million. 2016 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2016, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2015, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. On February 23, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the nine months ended September 30, 2016:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2016	2,448,978	13.96	2,448,978	2,102,969
February 2016	75,027	13.73	75,027	7,027,942
March 2016	600,048	15.62	600,048	6,427,894
1st Quarter 2016 Total	3,124,053	14.27	3,124,053

April 2016	355,123	15.24	355,123	6,072,771
May 2016	884,004	15.97	884,004	5,188,767
June 2016	1,841,866	15.29	1,841,866	3,346,901
2nd Quarter 2016 Total	3,080,993	15.48	3,080,993

July 2016	875,187	15.36	875,187	2,471,714
August 2016	560,567	17.83	560,567	9,411,147
September 2016	400,558	17.54	400,558	9,010,589
3rd Quarter 2016 Total	1,836,312	16.59	1,836,312

2016 Total	8,041,358	15.26	8,041,358	9,010,589

*See above and below for additional plan details.
As of September 30, 2016, the Company has repurchased 72,489,411 shares at a total cost of $678,598,510 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
Totals	72,489,411	$678,598,510

Item 6.	Exhibits.

See Exhibit Index on Page 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 4, 2016	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 4, 2016	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	November 4, 2016	/s/ Kevin C. Nash
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