Form 10-K
period 2016-12-31
GENTEX CORP
filed 2017-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), 287,591,013 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $4,324,819,280 computed at the closing price on that date.
As of February 1, 2017, 287,297,892 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2016
FORM 10-K

Part I

Item 1.        Business.

(a)	General Development of Business

Gentex Corporation (the "Company") designs and manufactures automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics that are value added features to the interior and exterior automotive rearview mirrors as well as interior visors, overhead consoles, and other locations in the vehicle. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

The Company was organized as a Michigan corporation in 1974 to manufacture smoke detectors, a product line that has since evolved to include a variety of fire protection products. In 1982, the Company introduced an interior electro-mechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In 1987, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In 1991, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In 1997, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat, convex and aspheric. In 2005, the Company began making volume shipments of its new bezel-free exterior automatic-dimming mirror. In 2005, the Company announced, and in 2010 began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors. In 2015, the Company began making shipments of the Full Display Mirror®, which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company signed an exclusive agreement in the ordinary course of business with TransCore LLP to integrate TransCore's toll module technology into the vehicle in a first-to-market application referred to as Integrated Toll Module® or "ITM"®. The interior mirror is an optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield. In 2016 (announced in 2017), the Company signed an agreement entered into the ordinary course of business with VOXX to exclusively distribute in the aftermarket the Gentex Aftermarket Full Display Mirror® in North America. Also recently, the Company displayed a new three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. The Company also announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system but also the ride sharing car of the future. Delta ID has developed an ActiveIRIS® technology that combines unique iris-recognition software with a simple hardware set that can be easily integrated into mobile computing devices. Delta ID’s technology powers iris recognition on smartphones, tablets and other devices currently, and is a proven leader in biometric identification. The Company and Delta ID recently completed a strategic partnership agreement in the ordinary course of business for automotive applications. Automotive revenues represent approximately 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features.

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

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pick-up trucks, sport utility vehicles, and vans for original equipment manufacturers (OEMs) worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2016.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Steelmate, Tokai Rika Company, Ningbo Kingband, Peak Power Automotive, and Beijing Sincode. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include, SmartBeam®, HomeLink®, frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, biometric authentication systems(in development), hands free communication, as well as Rear Camera Display ("RCD") interior mirrors and Full Display Mirror® ("FDM"®) interior mirrors, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view.
Automotive Rearview Mirrors and Electronics Markets and Marketing. In North America, Europe and Asia, the Company markets its products primarily through a direct sales force utilizing its sales and engineering offices located in Germany, UK, Sweden, France, Japan, Korea and China, as well as its headquarters in Michigan. The Company generally supplies automatic-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders with customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors and electronics modules for Audi, BMW, Daimler, FCA Group, Ford, Fuji Heavy, General Motors, Honda, Hyundai/Kia, Infiniti, Jaguar/Land Rover, Lexus, Mazda, Mitsubishi, Nissan, Opel, PSA Group, Renault, Rolls Royce, SAIC, SEAT, Skoda, Subaru, Suzuki, Tesla, Toyota, Volkswagen and Volvo.
The Company’s automatic-dimming mirror unit shipment mix by region has fluctuated over the past ten years. The following is a breakdown of unit shipment mix by region in 2016, 2015, 2014, and 2006 calendar years:

	2016	2015	2014	2006
Domestic	27%	22%	21%	33%
Transplants(1)	16%	15%	16%	12%
North America	43%	37%	37%	45%
Europe	39%	45%	44%	40%
Asia-Pacific	18%	18%	19%	15%
Total	100%	100%	100%	100%
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
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 92% market share worldwide in 2016 and an approximate 91% market share in 2015. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, divisions of Magna International Inc. ("Magna") a wholly-owned subsidiary of Magna International, continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and may have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors, a wholly-owned subsidiary of Magna. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. However, the Company believes that these Chinese domestic mirror suppliers do not currently meet global automotive grade specifications.
On September 27, 2013, the Company completed its acquisition of HomeLink®. Currently, the Company is the sole supplier of wireless in-vehicle communication devices to the automotive industry for communication with garages, gates, parking barriers, and certain home automation products. HomeLink® business continues to be awarded to the Company either through its automatic-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile (i.e. visors, overhead consoles, and center consoles). In 2014, the Company announced HomeLink® for applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company believes it is being awarded virtually all business in this area and that while the Company believes it continues to maintain a competitive advantage in this area, the increased focus on vehicle and home connectivity through other devices, represents a longer term competitive threat to this business.
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
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. SmartBeam®, FDM®, driver-assist features, rear video camera, etc.), the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features and technologies are brought to market.
Dimmable Aircraft Windows
The Company provides variably dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. The Company continues to ship parts for the Boeing 787 Dreamliner Series of Aircraft.
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
Trademarks and Patents
The Company owns 33 U.S. Registered Trademarks and 566 U.S. Patents, of which 26 Registered Trademarks and 521 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2017 and 2035. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 248 foreign Registered Trademarks and 642 foreign patents, of which 242 Registered Trademarks and 623 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2017 and 2040. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.
The Company owns 7 U.S. Registered Trademarks, 16 U.S. Patents, 17 foreign Registered Trademarks, and 11 foreign patents that relate to the Company’s fire protection products. The US Patents expire between 2017 and 2032, while the foreign patents expire between 2020 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.

The Company owns 29 U.S. Patents and 8 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire between 2017 and 2034, while the foreign patents expire between 2021 and 2027.
The Company also has in process 276 U.S. patent applications, 252 foreign patent applications, and 129 Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.

Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non-automatic-dimming rearview mirrors and electronics for the automotive industry, variable dimmable windows for the aircraft industry, and fire protection products for the fire protection industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's net sales in 2016 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Ford Motor Company. The loss of any of these customers (or certain other significant customers) could have a material adverse effect on the Company's business, financial condition, and/or results of operations. The Company’s backlog of unshipped orders was $459.6 million and $428.2 million at February 1, 2017, and 2016, respectively.
At February 1, 2017, the Company had 5,315 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing.

(d)	Financial Information About Geographic Areas
See the Narrative Description of Business (Item 1(c)) and Note 7 of the Consolidated Financial Statements for certain information regarding geographic areas.

(e)	Available Information
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s Internet website (http://ir.gentex.com) as soon as practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation, changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market.
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while stable, continues to provide some uncertainty (especially in the Japan and Korean markets) and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part and material shortages, automotive and tier one supplier plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer vehicle preference shifts, where we may have a lower penetration rate and lower content per vehicle, and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience plant shutdowns, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

Automakers continue to experience volatility and uncertainty in executing planned new programs which can result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it difficult for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2016 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Ford Motor Company. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
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

On March 31, 2014, the National Highway Traffic Safety Administration ("NHTSA") issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA ruling, as is indicated from the percentage of U.S. vehicles already having a rearview video solution, does not currently indicate opportunity for new RCD mirror applications for the Company. Customer opportunities may exist by the time the 100% requirement is in place, but there is no certainty in this regard. The Company’s RCD mirror application meets all the technical requirements of the NHTSA rule when installed in a vehicle and appropriately paired with an OEM specified camera. The NHTSA rule that rearview video systems are required has increased competition for systems capable of rear video in a variety of locations in the vehicle. Our RCD mirror application has and will continue to be affected by this increased competition.
Our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products could impact the long-term success of SmartBeam®. As we continue to expand the capabilities of our CMOS imager technology, we recognize that we are competing against multiple-function driver-assist technologies that have presented and will continue to present a competitive threat for SmartBeam®.
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
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration to allow automakers to use cameras as an option to replace conventional rearview mirrors within North America, however, no comment, final rule, or legislation was made in response to this petition. In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. As of January 2017, Camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
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

Credit Risk. In light of ongoing financial stresses within the certain regions within the worldwide automotive industry, certain automakers and Tier 1 customers may be considering the sale of certain business segments or bankruptcy. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
Our overall allowance for doubtful accounts primarily relates to financially distressed automotive mirror and electronics customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
Supply Chain Disruptions. Due to the just-in-time supply chains within our business and the automotive industry, a disruption in a supply chain caused by one or more of our suppliers and/or an unrelated Tier 1 supplier due to part shortages, natural disasters, work stoppages, strikes, bankruptcy, etc. could disrupt our shipments to one or more automakers or Tier 1 customers, which could adversely affect our business, financial condition, and/or results of operations.
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

IT Infrastructure. A failure of our information technology (IT) infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our businesses over a period of several years and continue to update and further implement new systems going forward. These systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, financial condition, and/or results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, 2015, and 2016, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

The European New Car Assessment Program ("Euro NCAP") provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles could potentially replace the Company's SmartBeam application on these vehicles.

On December 8, 2015 the National Highway Traffic Safety Administration ("NHTSA") proposed changes to the Administration’s 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA originally intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  In January 2017, NHTSA, published a notice on SafeCar.gov stating the new goal for implementation was calendar year 2019 for model year 2020; however, the notice has been removed from the aforementioned website after the January 20, 2017 Regulatory Freeze Pending Review Memorandum from the Trump Administration. The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

Our results of operations could also be impacted by changes in tax laws and rates, which could affect the measurement of deferred tax assets and liabilities and our effective tax rate.

Interest Rate Risk. The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance an acquisition and working capital requirements. The Company's total variable-rate debt was $185.6 million as of December 31, 2016. As of December 31, 2016, the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $150 million of its variable-rate debt to fixed-rate debt that had an effective date of July 31, 2015 lasting through the term of the Company's loan agreement related thereto which is September 27, 2018. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other accrued liabilities in the amount of $1.8 million on December 31, 2016. As of December 31, 2016, the weighted-average interest rate on the Company's variable-rate debt was approximately 1.77%. Based on loan balances as of December 31, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $.3 million on an annual basis. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $12.93 to a high of $20.39 during 2016. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2016 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978 from related parties (see Part III, Item 13, of this report).

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
In 2010, the Company purchased an existing 108,000-square-foot electronics manufacturing facility in Holland, Michigan, which is located approximately three miles from its other manufacturing facilities in Zeeland, Michigan. The facility was operational in the first quarter of 2011 and at full capacity in the third quarter of 2011. The total cost to purchase the facility and building improvements was approximately $5 million, which was funded from cash and cash equivalents on hand. In 2012, the Company expanded this electronics assembly facility with the construction of a 125,000 square-foot expansion. The total cost of the facility expansion was approximately $25 million and was funded from cash and cash equivalents on hand.
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
In 2013, the Company completed a 120,000 square-foot expansion project connecting two of its manufacturing facilities in Zeeland, Michigan, with a total cost of approximately $25 million. Also in 2013, the Company completed a 10,000 square-foot facility to centralize the production and distribution of chilled water that is used in production and chemistry labs, as well as air conditioning. This was completed for a total cost of approximately $11 million. The above projects were funded from cash and cash equivalents on hand.
In 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located in Zeeland, Michigan. The total cost of the project is expected to be approximately $60 - $65 million. The distribution portion of the facility is currently operational, and the manufacturing portion will be operational in early 2017. This project will be funded from cash and cash equivalents on hand.
Europe
The Company also has sales and engineering offices throughout Europe to support its sales and engineering efforts. In 1993, the Company established a sales and engineering office in Germany and the following year, the Company formed a German limited liability company, Gentex GmbH, to expand its sales and engineering support activities in

Europe. In 2003, the Company constructed a 40,000 square-foot office and distribution facility in Erlenbach, Germany, at a cost of approximately $5 million, which was funded from cash and cash equivalents on hand. In 2016, the Company completed a 50,000 square-foot expansion of this facility, with a total cost of approximately $6 million, funded from cash and cash equivalents on hand.
The Company also operates satellite sales and engineering offices in Pfaffenhoffen, Sindlelfingen and Cologne, Germany.
The Company currently also operates sales and engineering offices out of the United Kingdom, France, and Sweden.
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
The Company estimates that it currently has building capacity to manufacture approximately 30 - 33 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2016, the Company shipped 26.0 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 13 - 15 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2016, the Company shipped approximately 10.1 million exterior automatic-dimming mirrors.

Item 3.        Legal Proceedings.
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company does not believe however, that at the current time, there are any matters that constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 1, 2017, there were 2,751 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table. (Adjusted for the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

	Common Stock Price Range		Dividends Declared Per Share
Quarter	2016	2015	2016	2015
First Quarter	$12.93 - 15.90	$15.83 - 18.80	$0.085	$0.080
Second Quarter	$14.69 - 16.60	$16.34 - 18.55	0.090	0.085
Third Quarter	$14.66 - 18.30	$13.84 - 16.80	0.090	0.085
Fourth Quarter	$16.06 - 20.39	$15.29 - 16.91	0.090	0.085
Year	$12.93 - 20.39	$13.84 - 18.80	$0.355	$0.335
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2011, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.055 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.06 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.065 per share until the Board takes other action with respect to the payment of dividends. In February 2013, The Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.07 per share until the Board takes other action with respect to the payment of dividends. In May 2014, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.08 per share until the Board takes other action with respect to the payment of dividends. In May 2015, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.085 per share until the Board takes other action with respect to the payment of dividends. In May 2016, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.09 per share until the Board takes other action with respect to the payment of dividends. Based on current U.S. income tax laws, the Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors. (All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

(b) Not applicable.

(c)
On October 8, 2002, the Company announced a share repurchase plan, under which it had the authority to repurchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On February 18, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2016:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2016	2,448,978	$13.96	2,448,978	2,102,969
February 2016	75,027	13.73	75,027	7,027,942
March 2016	600,048	15.62	600,048	6,427,894
April 2016	355,123	15.24	355,123	6,072,771
May 2016	884,004	15.97	884,004	5,188,767
June 2016	1,841,866	15.29	1,841,866	3,346,901
July 2016	875,187	15.36	875,187	2,471,714
August 2016	560,567	17.83	560,567	9,411,147
September 2016	400,558	17.54	400,558	9,010,589
October 2016	1,645,833	17.38	1,645,833	7,364,756
November 2016	103,376	16.56	103,376	7,261,380
December 2016	515,560	19.99	515,560	6,745,820
Total	10,306,127		10,306,127

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

As of December 31, 2016, the Company has repurchased 74,754,180 shares at a total cost of $719,221,108 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for two-for-one stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
Total	74,754,180	$719,221,108

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

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2016	2015	2014	2013	2012
Net Sales	$1,678,925	$1,543,618	$1,375,501	$1,171,864	$1,099,560
Net Income	347,591	318,470	288,605	222,930	168,587
Earnings Per Share (Fully Diluted)	$1.19	$1.08	$0.98	$0.77	$0.59
Gross Profit Margin	39.8%	39.1%	39.2%	36.8%	33.9%
Cash Dividends per Common Share	$0.355	$0.335	$0.31	$0.28	$0.26
Total Assets	$2,309,620	$2,148,673	$2,022,540	$1,764,088	$1,265,691
Long-Term Debt Outstanding at Year End	$178,125	$225,625	$258,125	$265,625	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2016	2015
	Year Ended December 31,			Vs	Vs
	2016	2015	2014	2015	2014
Net Sales	100.0%	100.0%	100.0%	8.8%	12.2%
Cost of Goods Sold	60.2	60.9	60.8	7.5	12.3
Gross Profit	39.8	39.1	39.2	10.7	12.0
Operating Expenses:
Engineering, Research and Development	5.6	5.7	6.1	6.6	5.0
Selling, General and Administrative	3.7	3.7	4.1	10.3	1.3
Total Operating Expenses:	9.3	9.4	10.2	8.1	3.5
Operating Income	30.5	29.7	29.0	11.5	15.0
Other Income/(Expense)	(0.1)	0.3	1.2	(124.5)	(70.7)
Income Before Provision for Income Taxes	30.4	30.0	30.2	10.1	11.6
Provision for Income Taxes	9.7	9.4	9.2	12.3	14.5
Net Income	20.7%	20.6%	21.0%	9.1%	10.3%

Results of Operations: 2016 to 2015
Net Sales. In 2016, Company net sales increased by $135.3 million, or 9% compared to the prior year. Automotive net sales increased due to a 9% increase in automatic-dimming mirror shipments, from 33.0 million units in 2015 to 36.1 million units in 2016, primarily reflecting increased overall penetration of automatic-dimming mirrors. North American automotive mirror unit shipments increased 6% in 2016 compared with the prior year, primarily due to a 9% increase in shipments of the Company's exterior automatic-dimming mirrors and a 5% increase in shipments of interior automatic-dimming mirrors, each on a year over year basis. International automotive mirror unit shipments increased 11% in 2016 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers. During the fourth quarter of 2016, a raw material shortage of plastic, which is used in the majority of the Company's interior and exterior auto-dimming mirrors, impacted the ability of the Company to meet full customer demand for the fourth quarter, and as a result, negatively impacted unit shipments and revenue for the quarter. Also, during the fourth quarter of 2016, incremental plant shutdowns at OEM’s and inventory adjustments at certain Tier 1 customers negatively impacted quarterly unit shipments and revenue. The combined negative impact on revenue of these issues was approximately $15 million.
Other net sales increased 7% to $39.2 million compared to the prior year, as dimmable aircraft window sales increased 1% year over year and fire protection sales increased 15% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 60.9% in 2015 to 60.2% in 2016, primarily due to continued strength in product mix as well as purchasing cost reductions, which more than offset the impact of annual customer price reductions and the raw material shortage that occurred in the fourth quarter of 2016. Purchasing cost reductions and product mix each independently impacted cost of goods sold as a percentage of net sales by approximately 100 - 125 basis points, which was offset by the impact annual customer price reductions of 100 - 125 basis points. All other factors are estimated to have impacted cost of goods sold independently as a percentage of net sales by approximately 50 basis points.

Operating Expenses. Engineering, research and development expenses increased by $5.8 million from 2015 to 2016, but remained at 6% of net sales. E, R & D expenses in 2016 increased 7% year over year, compared to calendar year 2015, primarily due to increased staffing levels which continue to support growth and the development of new business.
Selling, general and administrative expenses increased by $5.9 million or 10% from 2015 to 2016, and remained at 4% of net sales. The primary reason for the increase from 2015 to 2016 was due to increased marketing and advertising expenditures.
Total Other Income/(Expense). Investment income decreased $0.2 million in 2016 versus 2015, primarily due to lower year-end mutual fund distribution income. Other income – net decreased $5.8 million in 2016 versus 2015, primarily due to lower realized gains on the sale of equity investments and increased interest expense associated with the Company's debt financing, as well as increased interest expense as a result of the interest rate swap implemented in 2015, as discussed further in Note 2 of the Consolidated Financial Statements.
Taxes. The effective tax rate was 31.9% for year ended December 31, 2016 compared to 31.3% the prior year. The effective tax rate in 2015 and 2016 differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction and the effect of the Protecting Americans from Tax Hikes (PATH) Act, which was signed into law in the fourth quarter and applied retroactively to January 1, 2015 for various tax provisions that had expired as of December 31, 2014. The increase in the effective tax rate in 2016 from the prior year is primarily due to the reduction of certain tax benefits during 2015 that were not repeated during 2016.
Net Income. Net income increased by $29.1 million, or 9% year over year, primarily due to increased sales.

Results of Operations: 2015 to 2014
Net Sales. In 2015, Company net sales increased by $168.1 million, or 12% compared to the prior year. Automotive net sales increased due to a 14% increase in automatic-dimming mirror shipments, from 29.0 million units in 2014 to 33.0 million units in 2015, primarily reflecting increased overall penetration of automatic-dimming mirrors. North American automotive mirror unit shipments increased 13% in 2015 compared with the prior year, primarily due to a 37% increase in shipments of the Company's exterior automatic-dimming mirrors and a 5% increase in shipments of interior automatic-dimming mirrors, each on a year over year basis. International automotive mirror unit shipments increased 14% in 2015 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers.
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
Net Income. Net income increased by $29.9 million, or 10% year over year, primarily due to increased sales and gross profit.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of only mild overall improvements in the Company's primary markets and continuing devaluations of foreign currencies in markets where the Company's sales exist.
The Company's cash and cash equivalents were $546.5 million, $551.6 million and $497.4 million as of December 31, 2016, 2015 and 2014, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $7.9 million, $4.2 million and $10.1 million as of December 31, 2016, 2015 and 2014, respectively. The funds held by foreign subsidiaries are considered indefinitely reinvested to be used to support operations outside the United States. The Company does not intend to repatriate any foreign cash or cash equivalents in the foreseeable future. These amounts would be subject to possible U.S. taxation only if remitted as dividends.
The Company's current ratio increased from 7.5 as of December 31, 2015, to 7.7 as of December 31, 2016, primarily due to an increase in short term investments and accounts receivable, which increases were partially offset by an increase in accounts payable and decrease in prepaid expenses and other. The Company's current ratio increased from 6.4 as of December 31, 2014, to 7.5 as of December 31, 2015, primarily due to an increase in accounts receivable and cash and cash equivalents as a result of increased operating cash flows.
Cash flow from operating activities was $471.5 million, $351.6 million and $327.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash flow from operating activities increased $119.9 million for the year ended December 31, 2016 compared to the prior year, primarily due to increased net income and changes in working capital. Cash flow from operating activities increased $24.4 million for the year ended December 31, 2015, compared the same period in 2014, primarily due to increased net income, offset by changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2016 increased by $161.7 million to $251.4 million, compared with $89.7 million, during 2015, primarily due to increased investment purchases and capital expenditures during the year, partially offset by an increase in sales proceeds of available for sale securities. Cash flow used for investing activities for the year ended December 31, 2015 increased by $10.0 million to $89.7 million, compared to the year ended December 31, 2014, primarily due to increases in capital expenditures during the year. Capital expenditures for the year ended December 31, 2016, were $121.0 million, compared with $97.9 million for the prior year, primarily due to an increase in production equipment purchases and building related costs. Capital expenditures for the year ended December 31, 2015 were $97.9 million, compared with $72.5 million the prior year, primarily due to an increase in production equipment purchases and building related costs.
Cash flow used for financing activities for the year ended December 31, 2016, increased $17.4 million to $225.1 million, compared to the prior year, primarily due to repurchases of common stock of $163.4 million compared to $111.2 million in 2015, repayments of long-term debt of $47.5 million compared to $32.5 million in 2015, and an increase of $4.1 million to $101.1 million in dividends paid. Cash flow used for financing activities for the year ended December 31, 2015, increased $148.0 million to $207.7 million compared to the year ended December 31, 2014, primarily due to dividends paid and common stock repurchases.

Short-term investments as of December 31, 2016 were $177.0 million, up from $4.5 million as of December 31, 2015 and Long-term investments were $49.9 million as of December 31, 2016, down from $95.2 million as of December 31, 2015, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2016 increased $15.6 million compared to December 31, 2015, primarily due to the higher sequential sales level.
Inventories as of December 31, 2016, increased $14.6 million compared to December 31, 2015, primarily due to increases in forecasted production demand in support of increased sales levels.

Intangible Assets, net as of December 31, 2016 decreased $19.3 million compared to December 31, 2015, due to the amortization of definite lived intangible assets and patents, discussed further in in Note 10 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2016, increased $13.6 million compared to December 31, 2015, primarily due the timing of inventory and capital expenditure payments.
Long term debt as of December 31, 2016 decreased $47.5 million compared to December 31, 2015, due to principal repayments on the Company's long term debt financing.
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

	2016	2015	2014
Working Capital	$1,005,131,050	$853,002,246	$723,206,531
Long Term Investments	49,894,363	95,156,539	114,642,567
Total	$1,055,025,413	$948,158,785	$837,849,098

Please refer to Part II, Item 5, for a complete discussion regarding the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for calendar year 2017 are approximately 17.6 million units for North America, 21.8 million for Europe and 13.2 million for Japan and Korea.
The Company currently estimates that top line revenue for calendar year 2017 will be between $1.78 and $1.85 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite modest vehicle production increases in our primary markets. Continuing uncertainties, including: light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 39.0% and 40.0% for calendar year 2017.  Historically, annual customer price reductions place significant pressure on gross margin on an annual basis. However, given the current sales forecast and projected product mix for 2017, the Company continues to believe it may be able to offset the majority of those annual customer price reductions with purchasing cost reductions, operational efficiencies, and by leveraging fixed overhead.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $165 and $172 million for calendar year 2017, with the increase primarily due to staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for our automatic-dimming mirrors and electronics, and previously announced facility expansion projects, the Company currently anticipates that 2017 capital expenditures will be approximately $115 - $130 million, a majority of which will be production equipment purchases. 2017 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2017 will be approximately $95 - $105 million.

The Company is further estimating that its tax rate will be between 31.5% and 32.5% for calendar year 2017 based on the existing tax laws.
The Company also intends to continue to repurchase additional shares of its common stock in 2017 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2018. IHS current forecasts for light vehicle production for calendar year 2018 are approximately 17.9 million units for North America, 22.1 million for Europe and 12.9 million for Japan and Korea. Based on these forecasts, the Company is estimating that revenue for calendar year 2018 will increase approximately 6 to 10% over current estimates provided for 2017 revenue.
Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments). Interest rate fluctuations on the Company's long term debt financing could negatively impact our financial performance due to increased borrowing costs. The Company has entered into an interest rate swap transaction that has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility at 1.89%, as of the effective date. Refer to Note 2 of the Consolidated Financial Statements regarding further discussion of the Company's long term debt obligations as well as its interest rate swap transaction entered into on October 1, 2014. Based on loan balances as of December 31, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.3 million dollars on an annual basis.
The Company has some assets, liabilities and operations outside the United States, including multi-currency accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world and automobile manufacturing is highly dependent on general economic conditions, it could be significantly affected by weak economic conditions in foreign markets that could reduce demand for its products.
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2016, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 6% for 2015 and 6% for 2014). The Company currently expects that approximately 7% of the Company’s net sales in 2017 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.

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

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (in millions) as of December 31, 2016.

	Total	Less than 1 Year	1-3 Years
Short-term debt	7.5	7.5	—
Long-term debt	178.1	—	178.1
Interest on short and long-term debt	5.9	3.4	2.5
Operating leases	2.6	1.3	1.3
Purchase obligations	136.1	136.1	—
Dividends payable	25.9	25.9	—
Total	356.1	174.2	181.9
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
Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized based on the terms of the customer purchase order that indicates title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from sale arrangements with multiple deliverables.

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

The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company has continued to monitor FASB activity related to the new standard and is currently assessing existing contracts with customers as a part of determining the potential effect the new standard will have on its consolidated financial statements. The Company currently anticipates that the adoption of ASU No. 2014-09 could impact the accounting treatment of certain contracts, as well as pre-production engineering, development and tooling costs related to products manufactured for our customers under long-term supply agreements.

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

The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. Other than management's internal projections of future cash flows, the primary assumptions used in the impairment tests are the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable and no impairment existed at December 31, 2016 or December 31, 2015, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

Refer to Note 10, "Goodwill and Intangible Assets" of the notes to consolidated financial statements for information regarding the impairment testing performed in calendar year 2016.

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company's consolidated financial statements will be to recognize certain tax benefits or tax deficiencies upon a restricted-stock award or unit vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders' equity. The amount of the impact to the provision for income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value recognized through share-based compensation. During the years ended December 31, 2016, 2015, and 2014, the Company recorded $4.3 million, $2.3 million, and $5.0 million to consolidated stockholders' equity as net tax benefits related to share-based compensation, respectively. Additionally, the Company will present the cash flows related to the applicable share-based compensation excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities on a prospective basis. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year.
See also Item 13 of Part III with respect to “Certain Transactions”, which is incorporated herein.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2016	2015	2016	2015	2016	2015	2016	2015
Net Sales	$405,568	$368,937	$423,801	$379,258	$429,643	$389,829	$419,913	$405,593
Gross Profit	158,691	143,092	166,773	145,543	173,822	151,897	169,167	163,244
Operating Income	120,849	107,709	128,746	108,133	134,212	116,263	127,936	126,662
Net Income	80,280	77,183	86,485	74,558	92,065	78,332	88,761	88,396
Diluted Earnings per share	$0.28	$0.26	$0.30	$0.25	$0.32	$0.27	$0.31	$0.30
Basic Earnings per share	$0.28	$0.26	$0.30	$0.25	$0.32	$0.27	$0.31	$0.30

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2016.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2016, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2016.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant
The following table lists the names, ages, and positions of all of the Company’s executive officers. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Fred Bauer	74	Chief Executive Officer	May 1986
Steve Downing	39	Senior Vice President and Chief Financial Officer	June 2015
Kevin Nash	42	Vice President, Accounting and Chief Accounting Officer	June 2014
Scott Ryan	36	Assistant General Counsel and Corporate Secretary	June 2015
Joseph Matthews	48	Vice President, Purchasing	June 2014
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2017 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2016 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.
The Company has adopted a Code of Ethics for Certain Senior Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer as well as all other officers of the Corporation. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464 and the Company's website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company’s website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

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

The Board of Directors previously adopted the Gentex Corporation Performance-Based Bonus Plan (the "Performance Plan") that pays an Additional Profit-Sharing Bonus and a Performance Bonus based on the achievement of certain targets. The Additional Profit-Sharing Bonus available to participants allowed each participant in 2016 to receive a ten percent (10%) increase in the Profit-Sharing Bonus percentage (on a weighted average basis) that was used to calculate the Profit-Sharing Bonuses paid to all employees for such year (without regard to the Performance Plan) for each one percent (1%) by which net sales in such year exceed net sales in the prior year. For 2017, the Board of Directors has set that increase at thirteen percent (13%). The change was made to maintain the same incentive and potential benefit of the Additional Profit Sharing Bonus in the context of an overall increase in base pay throughout the entire organization and decrease in the Profit-Sharing Bonus percentage payable to all employees. The Performance Bonus available to participants is based on the achievement of these performance metrics: EBITDA; Diluted Earnings per Share; and Quality, each weighted equally.

For 2016, net sales exceeded net sales in 2015 by 9%, making each executive officer eligible for an Additional Profit-Sharing Bonus. In addition, each executive officer was eligible for a maximum performance bonus because each of the targets for performance metrics (EBITDA, Diluted Earnings Per Share, and Quality) was exceeded as set forth below:

Performance Metric	Weighting Factor	Threshold	Target	Actual Result
EBITDA	1/3	485,429,000	585,174,000	In excess of Target
Diluted EPS	1/3	$0.97	$1.14	In excess of Target
Quality	1/3	*	*	In excess of Target
* Quality thresholds and targets are a non-variable calculation based on parts per million (PPM) plus over-all corporate cost of quality.
In addition, the Compensation Committee and the Board exercised available discretion under the Performance Plan to increase such bonuses as authorized in the Performance Plan, based on the criteria established in accordance with the Performance Plan.

For 2016, the following bonuses were earned by the executive officers under the Plan:

Performance-Based Bonus Plan
2016 Earned Bonuses

Executive Officer	Additional Profit-Sharing Bonus	Performance Bonus*
Fred Bauer, Chief Executive Officer	$129,191	$104,617
Steve Downing, Senior Vice President and Chief Financial Officer	$78,311	$63,875
Kevin Nash, Vice President, Accounting and Chief Accounting Officer	$43,584	$35,610
Scott Ryan, Assistant General Counsel and Corporate Secretary	$47,498	$39,230
Joseph Matthews, Vice President, Purchasing	$35,888	$29,420
*Includes discretionary increases authorized by the Board of Directors in accordance with the terms of the Performance Plan.
In addition to the above Performance Plan payments, the Board of Directors approved a bonus for personal goal achievement for Mr. Nash on February 16, 2017, of $20,000.
On February 16, 2017, the Board of Directors gave final approval for changes to each of the non-CEO named executive officers compensation as reflected below due to overall increases in responsibilities, Company performance, and pe rsonal performance. Stock option grants and restricted stock grants were approved pursuant to the Company's shareholder approved Employee Stock Option Plan and shareholder approved Second Restricted Stock Plan, respectively.
Mr. Downing's annual salary was set at $425,250. In addition, the Board approved a 21,280 share stock option grant and a restricted stock grant of 7,560 shares. Mr. Downing elected to receive 6,384 shares of restricted stock in lieu of the stock options.
Mr. Nash's annual salary was set at $226,736. In addition, the Board approved a 9,740 share stock option grant and a restricted stock grant of 3,630 shares. Mr. Nash elected 2,922 shares of restricted stock in lieu of the stock options.
Mr. Ryan's annual salary was set at $240,722. In addition, the Board approved a 5,040 share stock option grant and a restricted stock grant of 1,820 shares. Mr. Ryan elected to receive 1,512 shares of restricted stock in lieu of the stock options.
Mr. Matthews annual salary was set at $175,032. In addition, the Board approved a 5,680 share stock option grant and a restricted stock grant of 2,750 shares.

Each of the non-CEO named executive officers continue to be at-will employees of the Company, as is the case with all U.S. employees of the Company.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. Financial Statements. See Part II, Item 8.
2. Financial Statements Schedules. None required or not applicable.

3. Exhibits. See Exhibit Index on Page 65.

(b)	See (a) above.

(c)	See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, Senior Vice President and Chief Financial Officer
Date:	February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Fred T. Bauer	Director
Fred T. Bauer

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ John Mulder	Director
John Mulder

/s/ Richard Schaum	Director
Richard Schaum

/s/ Fred Sotok	Director
Fred Sotok

/s/ Peter Hoekstra	Director
Peter Hoekstra

/s/ Leslie Brown	Director
Leslie Brown

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gentex Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gentex Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gentex Corporation:
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gentex Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gentex Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 22, 2017

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$546,477,075	$551,557,527
Short-term investments	177,021,197	4,547,355
Accounts receivable	211,591,745	195,969,400
Inventories	189,311,437	174,695,411
Prepaid expenses and other	30,587,575	57,239,099
Total current assets	1,154,989,029	984,008,792
PLANT AND EQUIPMENT:
Land, buildings and improvements	294,696,813	232,665,249
Machinery and equipment	721,713,250	616,335,223
Construction-in-process	30,643,709	84,980,367
Total Plant and Equipment	1,047,053,772	933,980,839
Less- Accumulated depreciation	(581,231,305)	(521,260,569)
Net Plant and Equipment	465,822,467	412,720,270
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	49,894,363	95,156,539
Intangible Assets, net	308,275,000	327,575,000
Patents and other assets, net	23,273,129	21,846,482
Total Other Assets	688,808,337	751,943,866
TOTAL ASSETS	$2,309,619,833	$2,148,672,928
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$79,963,630	$66,353,774
Accrued liabilities:
Salaries, wages and vacation	12,378,007	9,324,470
Income Taxes	572,834	148,251
Royalties	11,932,416	10,373,152
Dividends declared	25,896,376	24,759,481
Current portion of long term debt	7,500,000	7,500,000
Other	11,614,716	12,547,418
Total current liabilities	149,857,979	131,006,546
LONG TERM DEBT	178,125,000	225,625,000
DEFERRED INCOME TAXES	71,212,620	69,524,621

TOTAL LIABILITIES	399,195,599	426,156,167

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 400,000,000 shares authorized; 287,737,516 and 291,338,011 shares issued and outstanding in 2016 and 2015 respectively.	17,264,251	17,480,281
Additional paid-in capital	683,446,463	596,782,695
Retained earnings	1,210,984,825	1,109,384,621
Accumulated other comprehensive income:
Unrealized gain on investments	2,788,975	829,907
Unrealized gain (loss) on derivatives	(1,197,281)	(1,915,834)
Cumulative translation adjustment	(2,862,999)	(44,909)
Total shareholders’ investment	1,910,424,234	1,722,516,761
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,309,619,833	$2,148,672,928
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
NET SALES	$1,678,924,756	$1,543,617,706	$1,375,501,159

COST OF GOODS SOLD	1,010,472,512	939,841,654	836,611,464

Gross profit	668,452,244	603,776,052	538,889,695

OPERATING EXPENSES:
Engineering, research and development	94,238,032	88,392,919	84,175,738
Selling, general and administrative	62,471,277	56,616,694	55,879,783
Total operating expenses	156,709,309	145,009,613	140,055,521

Income from operations	511,742,935	458,766,439	398,834,174

OTHER INCOME:
Investment income	4,787,128	4,990,811	6,016,727
Other, net	(5,969,290)	(165,794)	10,475,589
Total other income	(1,182,162)	4,825,017	16,492,316

Income before provision for income taxes	510,560,773	463,591,456	415,326,490

PROVISION FOR INCOME TAXES	162,969,497	145,121,597	126,721,911

NET INCOME	$347,591,276	$318,469,859	$288,604,579

EARNINGS PER SHARE:
Basic	$1.21	$1.09	$0.99
Diluted	$1.19	$1.08	$0.98

Cash Dividends Declared per Share	$0.355	$0.335	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
Net Income	$347,591,276	$318,469,859	$288,604,579

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(2,818,090)	(1,448,808)	(1,104,023)
Unrealized gains (losses) on derivatives	1,105,468	(1,471,736)	(1,475,702)
Unrealized gains (losses) on available-for-sale securities, net	3,013,951	(15,443,716)	(13,229,414)

Other comprehensive income (loss), before tax	1,301,328	(18,364,260)	(15,809,139)

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	1,441,798	(5,920,409)	(5,146,791)

Other comprehensive (loss), net of tax	(140,469)	(12,443,851)	(10,662,348)

Comprehensive Income	$347,450,807	$306,026,008	$277,942,231

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2014	291,156,046	$17,469,362	$470,131,097	$818,027,861	$21,975,363	$1,327,603,683
Issuance of common stock and the tax benefit of stock plan transactions	5,889,392	353,362	65,117,982	—	—	65,471,344
Repurchases of common stock	(1,797,480)	(107,847)	(2,689,587)	(27,213,448)	—	(30,010,882)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,276,991	—	—	21,276,991
Dividends declared ($.31 per share)	—	—	—	(90,870,922)	—	(90,870,922)
Net income	—	—	—	288,604,579	—	288,604,579
Other comprehensive income	—	—	—	—	(10,662,348)	(10,662,348)
BALANCE AS OF DECEMBER 31, 2014	295,247,958	$17,714,877	$553,836,483	$988,548,070	$11,313,015	$1,571,412,445
Issuance of common stock and the tax benefit of stock plan transactions	2,740,626	164,438	32,841,787	—	—	33,006,225
Repurchases of common stock	(6,650,573)	(399,034)	(11,326,566)	(99,503,225)	—	(111,228,825)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,430,991	—	—	21,430,991
Dividends declared ($.335 per share)	—	—	—	(98,130,083)	—	(98,130,083)
Net income	—	—	—	318,469,859	—	318,469,859
Other comprehensive income (loss)	—	—	—	—	(12,443,851)	(12,443,851)
BALANCE AS OF DECEMBER 31, 2015	291,338,011	$17,480,281	$596,782,695	$1,109,384,621	$(1,130,836)	$1,722,516,761
Issuance of common stock and the tax benefit of stock plan transactions	6,705,632	402,338	86,491,101	—	—	86,893,439
Repurchases of common stock	(10,306,127)	(618,368)	(19,020,032)	(143,722,821)	—	(163,361,221)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	19,192,699	—	—	19,192,699
Dividends declared ($.355 per share)	—	—	—	(102,268,251)	—	(102,268,251)
Net income	—	—	—	347,591,276	—	347,591,276
Other comprehensive income (loss)	—	—	—	—	(140,469)	(140,469)
BALANCE AS OF DECEMBER 31, 2016	287,737,516	$17,264,251	$683,446,463	$1,210,984,825	$(1,271,305)	$1,910,424,234
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,591,276	$318,469,859	$288,604,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,587,430	80,599,167	77,376,305
Gain on disposal of assets	(146,261)	(10,900)	(44,410)
Loss on disposal of assets	1,080,486	455,950	640,918
Gain on sale of investments	(4,239,895)	(9,666,482)	(16,742,536)
Loss on sale of investments	3,919,698	2,705,601	1,149,627
Deferred income taxes	22,498,361	13,058,458	14,817,959
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	19,192,699	21,430,991	21,276,991
Excess tax benefits from stock based compensation	(5,583,391)	(2,837,727)	(5,502,339)
Change in operating assets and liabilities:
Accounts receivable	(15,622,345)	(27,960,696)	(24,962,114)
Inventories	(14,616,026)	(32,937,525)	(21,683,721)
Prepaid expenses and other	4,399,366	(9,530,002)	(21,946,622)
Accounts payable	13,609,856	(5,103,209)	14,946,662
Accrued liabilities	10,793,540	2,904,940	(708,190)
Net cash flows from operating activities	471,464,794	351,578,425	327,223,109
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	87,293,155	58,517,164	75,613,807
Maturities and calls	5,500,000	—	—
Purchases	(216,670,674)	(47,513,972)	(80,887,357)
Plant and equipment additions	(120,955,614)	(97,941,762)	(72,518,987)
Proceeds from sale of plant and equipment	665,191	43,544	223,833
Increase in other assets	(7,278,166)	(2,842,635)	(2,144,779)
Net cash (used for) investing activities	(251,446,108)	(89,737,661)	(79,713,483)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(47,500,000)	(32,500,000)	(7,500,000)
Issuance of common stock from stock plan transactions	81,310,048	30,168,496	59,969,006
Cash dividends paid	(101,131,356)	(96,990,439)	(87,632,009)
Repurchases of common stock	(163,361,221)	(111,228,825)	(30,010,882)
Excess tax benefits from stock based compensation	5,583,391	2,837,727	5,502,339
Net cash (used for) financing activities	(225,099,138)	(207,713,041)	(59,671,546)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,080,452)	54,127,723	187,838,080
CASH AND CASH EQUIVALENTS, Beginning of year	551,557,527	497,429,804	309,591,724
CASH AND CASH EQUIVALENTS, End of year	$546,477,075	$551,557,527	$497,429,804
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2016:
Allowance for Doubtful Accounts	$2,663,477	$—	$253,947	$2,917,424
Year Ended December 31, 2015:
Allowance for Doubtful Accounts	$2,711,248	$—	$(47,771)	$2,663,477
Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$3,202,388	$(300,000)	$(191,140)	$2,711,248

The Company’s overall allowance for doubtful accounts primarily relates to financially distressed automotive customers. The Company continues to work with these financially distressed customers in collecting past due balances.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Investments
The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, and for its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measure on earnings. The cost of securities sold is based on the specific identification method.
The Company’s common stocks and certain mutual funds are classified as available for sale and are stated at fair value based on quoted market prices, and as such are classified as Level 1 assets. The Company determines the fair value of its government securities, corporate bonds, and certain mutual funds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit have remaining maturities of less than one year and are classified as available for sale, and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$546,477,075	$546,477,075	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	13,993,480	—	13,993,480	—
Mutual Funds	26,116,681		26,116,681
Corporate Bonds	6,698,382	—	6,698,382	—
Other	212,653	212,653	—	—
Long-Term Investments:
Corporate Bonds	1,948,556		1,948,556
Common Stocks	12,849,007	12,849,007	—	—
Mutual Funds	28,872,010	28,872,010	—	—
Preferred Stock	714,000	714,000
Government Securities	5,510,790		5,510,790
Total	$773,392,634	$719,124,745	$54,267,889	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$551,557,527	$551,557,527	$—	$—
Short-Term Investments:
Government Securities	3,010,860	—	3,010,860	—
Corporate Bonds	1,512,015	—	1,512,015	—
Other	24,480	24,480	—	—
Long-Term Investments:
Common Stocks	20,454,804	20,454,804	—	—
Mutual Funds – Equity	74,701,735	74,701,735	—	—
Total	$651,261,421	$646,738,546	$4,522,875	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2016 and 2015:

	Unrealized
2016	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	—	$130,000,000
Government Securities	14,003,644	—	(10,164)	13,993,480
Mutual Funds	26,326,674	27,459	(237,452)	26,116,681
Corporate Bonds	6,706,721	—	(8,339)	6,698,382
Other	212,653	—	—	212,653
Long-Term Investments:
Corporate Bonds	1,955,292	—	(6,736)	1,948,556
Common Stocks	9,825,550	3,349,962	(326,505)	12,849,007
Mutual Funds	27,329,164	1,830,992	(288,146)	28,872,010
Preferred Stock	745,462	360	(31,822)	714,000
Government Securities	5,519,668	661	(9,539)	5,510,790
Total	$222,624,828	$5,209,434	$(918,703)	$226,915,559

	Unrealized
2015	Cost	Gains	Losses	Market Value
Short-Term Investments:
Government Securities	$3,013,482	$—	$(2,622)	$3,010,860
Corporate Bonds	1,512,405	—	(390)	1,512,015
Other	24,480	—	—	24,480
Long-Term Investments:
Common Stocks	17,395,641	4,078,912	(1,019,749)	20,454,804
Mutual Funds-Equity	76,481,106	2,067,399	(3,846,770)	74,701,735
Total	$98,427,114	$6,146,311	$(4,869,531)	$99,703,894

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Unrealized losses on investments as of December 31, 2016 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$767,612	$55,574,292
Greater than one year	151,091	358,120
Total	$918,703	$55,932,412
Unrealized losses on investments as of December 31, 2015 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,869,531	$65,440,181
Greater than one year	—	—
Total	$4,869,531	$65,440,181
ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2016 and 2015.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2016 and 2015.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Raw materials	$115,099,569	$110,683,958
Work-in-process	32,509,368	27,077,220
Finished goods	41,702,500	36,934,233
Total Inventory	$189,311,437	$174,695,411
Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $6.1 million and $8.2 million at December 31, 2016 and 2015. The year-over-year decrease in the allowance was a result of the disposal of certain items within inventory.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $66.3 million, $58.1 million and $55.3 million in 2016, 2015 and 2014, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Impairment or Disposal of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
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

The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. Other than management's internal projections of future cash flows, the primary assumptions used in the step 1 and step 2 impairment tests are the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges booked currently or in prior periods in which goodwill existed.

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
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1.9 million, $1.4 million and $1.1 million, in 2016, 2015 and 2014, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $22.1 million, $20.7 million and $17.9 million, in 2016, 2015 and 2014, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Operations are charged with the cost of claims reported and an estimate of claims incurred but not reported, based upon historical claims lag information and other data.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2016, 2015 and 2014. The Company does not offer extended warranties on its products.
Income Taxes
The provision for income taxes is based on the earnings reported in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. In accordance with ASU 2015-17, Balance Sheet Classification of Deferred Taxes, deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet as of December 31, 2016. Prior periods were not retrospectively adjusted.
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years adjusted for the two-for-one common stock split effected in the form of a 100% stock dividend issued on December 31, 2014:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2016	2015	2014
Numerators:
Numerator for both basic and diluted EPS, net income	$347,591,276	$318,469,859	$288,604,579
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	288,433,772	293,096,212	290,952,123
Potentially dilutive shares resulting from stock option plans	2,638,544	3,141,687	3,347,236
Denominator for diluted EPS	291,072,316	296,237,899	294,299,359
For the years ended December 31, 2016, 2015 and 2014, 1,985,849, 1,656,936 and 1,228,694 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Other Comprehensive Income (Loss)
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments, unrealized gains and losses on certain derivative financial instruments, and foreign currency translation adjustments that are further detailed in Note 9 to the Consolidated Financial Statements.
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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the guidance provided in ASC Topic 815, Derivatives and Hedging. The guidance requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets and measured at fair value. For derivatives designated as cash flow hedges, fair value changes in the effective portion of the hedging instrument are recognized in accumulated other comprehensive income on the consolidated balance sheets until the forecasted transaction affects earnings of the consolidated entity. Any ineffective portion of the fair value change is recognized in earnings immediately. At December 31, 2016 and December 31, 2015, there was no ineffectiveness.

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

The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company has continued to monitor FASB activity related to the new standard and is currently assessing existing contracts with customers as a part of determining the potential effect the new standard will have on its consolidated financial statements. The Company currently anticipates that the adoption of ASU No. 2014-09 could impact the accounting treatment of certain contracts, as well as pre-production engineering, development and tooling costs related to products manufactured for our customers under long-term supply agreements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The guidance is effective for annual periods beginning after December 15, 2016. The Company adopted ASU No. 2015-17 in the first quarter of 2016 on a prospective basis, as such, prior periods were not retrospectively adjusted.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company believes the most significant impact of the adoption of ASU 2016-09 to the Company's consolidated financial statements will be to recognize certain tax benefits or tax deficiencies upon a restricted-stock award vesting or stock option exercise relative to the deferred tax asset position established in the provision for income taxes line of the consolidated statement of operations instead of to consolidated stockholders' equity. The amount of the impact to the provision of income taxes will depend on the difference between the market value of share-based awards at vesting or settlement and the grant date fair value recognized through share-based compensation. During the years ended December 31, 2016, 2015, and 2014, the Company recorded $4.3 million, $2.3 million, and $5.0 million to consolidated stockholders' equity as net tax benefits related to share-based compensation, respectively. Additionally, the Company will present the cash flows related to the applicable share-based compensation excess tax benefits in operating activities along with other income tax cash flows rather than in financing activities on a prospective basis. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year.

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

On September 27, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is borrower under a $150 million senior revolving credit facility ("Revolver") and a $150 million term loan facility ("Term Loan"). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $75 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit agreement are not secured, but are subject to certain covenants. The Revolver expires and the Term Loan matures on September 27, 2018.

During the years ended December 31, 2016 and 2015, the Company made repayments of $47.5 million and $32.5 million respectively, plus accrued interest. The aforementioned payments include additional payments made by the Company of $40.0 million and $25.0 million respectively, on the Revolver, which were in addition to the scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of December 31, 2016, $60.7 million was outstanding under the Revolver and the Company had availability of $89.3 million on the Revolver. Under current terms of the Term Loan, the Company will make principal repayments of at least $7.5 million annually through the maturity date of the Term Loan. As of December 31, 2016, $125.6 million was outstanding under the Term Loan.

The borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of December 31, 2016, the interest rate on its borrowings is equal to 1.77%. Interest expense for the years ended December 31, 2016 and 2015 are presented within the "Other, net" section of the Consolidated Statements of Income and expenses associated with the Term Loan and Revolver were $3.5 million and $3.3 million, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2016, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expenses are netted within the “Other, net” section of the Condensed Consolidated Statements of Income, and expenses associated with the interest rate swap were $2.1 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Interest Rate swap	$150,000,000	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	December 31, 2016	December 31, 2015	December 31, 2014
Financial assets:
Interest Rate Swap Asset	$—	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$1,841,970	$2,947,438	$1,475,702

Based on loan balances as of December 31, 2016 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.3 million on an annual basis.

(3)	INCOME TAXES
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Beginning of year	$5,375,000	$8,288,000	$7,351,000
Additions based on tax positions related to the current year	756,000	1,765,000	1,328,000
Additions for tax positions in prior years	487,000	428,000	634,000
Reductions for tax positions in prior years	(2,949,000)	(336,000)	(676,000)
Reductions as a result of completed audit examinations	—	(4,162,000)	—
Reductions as a result of a lapse of the applicable statute of limitations	(261,000)	(608,000)	(349,000)
End of year	$3,408,000	$5,375,000	$8,288,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $277,000 and $325,000 for interest as of December 31, 2016 and 2015, respectively. Interest recorded during 2016, 2015 and 2014 was not considered significant.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.
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
The foreign components of income before the provision for income taxes were not material as of December 31, 2016, 2015 and 2014. The components of the provision for income taxes are as follows:

	2016	2015	2014
Currently payable:
Federal	$136,124,497	$129,379,597	$108,689,911
State	3,805,000	2,908,000	2,236,000
Foreign	540,000	276,000	978,000
Total	140,469,497	132,563,597	111,903,911
Net deferred:
Primarily federal	22,500,000	12,558,000	14,818,000
Provision for income taxes	$162,969,497	$145,121,597	$126,721,911
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $11.8 million, $5.0 million and $10.8 million in 2016, 2015 and 2014, respectively, and were recognized as an adjustment of additional paid-in capital.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2016	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	0.50	0.40	0.30
Domestic production exclusion	(2.70)	(2.80)	(2.60)
Research tax credit (1)	(0.80)	(0.80)	(2.00)
Reduction in Reserve for Uncertain Tax Provisions	(0.20)	(0.60)	—
Other	0.10	0.10	(0.20)
Effective income tax rate	31.90%	31.30%	30.50%
(1) - Research tax credits applied in 2014 related to prior tax year amended tax filings were approximately 1.3 percentage points of the 2 percentage point reduction in the effective income tax rate.

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2016 and 2015, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

	December 31,
	2016	2015
Assets:
Accruals not currently deductible	$4,282,470	$4,157,660
Stock based compensation	18,701,361	20,360,105
Other	3,924,945	3,928,824
Total deferred income tax assets	26,908,776	28,446,589
Liabilities:
Excess tax over book depreciation	(65,642,206)	(53,538,861)
Goodwill	(23,225,969)	(16,047,068)
Unrealized gain on investments	(1,435,322)	(961,980)
Intangible assets	(5,368,886)	(3,056,712)
Other	(2,449,012)	(2,114,430)
Net deferred income taxes	$(71,212,619)	$(47,272,462)
As further described in Note 1. Summary of Significant Accounting Policies, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, on a prospective basis (prior periods were not retrospectively adjusted) in the first quarter of 2016. As a result, deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet as of December 31, 2016. Net current and non-current tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2016	2015
Current assets	—	24,366,588
Current liabilities	—	(2,114,430)
Long-term assets	26,908,776	4,080,001
Long-term liabilities	(98,121,395)	(73,604,621)
Total deferred tax liability	$(71,212,619)	$(47,272,462)
Income taxes paid in cash were approximately $144.1 million, $138.0 million and $128.8 million in 2016, 2015 and 2014, respectively.
No provision has been made for U.S. Federal and State income taxes on foreign taxes that may result from remittances of undistributed earnings of foreign subsidiaries as of December 31, 2016, 2015 and 2014. The Company expects such earnings will remain reinvested in those foreign subsidiaries indefinitely. Undistributed foreign earnings were not material as of December 31, 2016, 2015 and 2014.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2016, 2015 and 2014 the Company’s contributions were approximately $6.5 million, $5.7 million and $5.1 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2016, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Employee Stock Option Plan
In May 2014, the Employee Stock Option Plan was approved by shareholders, amending and restating a prior plan. The Company may grant up to 24,000,000 shares of common stock under the plan. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and technical personnel and as a means for retaining certain employees of the Company by allowing them to purchase shares of common stock of the Corporation and thereby have an additional incentive to contribute to the prosperity of the Company.
The Company has granted options on 10,342,260 shares (net of shares from canceled/expired options) under the plan through December 31, 2016. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2016	2015	2014
Dividend yield (1)	2.2%	2.1%	2.3%
Expected volatility (2)	33.2%	35.8%	38.5%
Risk-free interest rate (3)	1.4%	1.5%	1.7%
Expected term of options (in years) (4)	4.7	4.3	4.2
Weighted-average grant-date fair value	$4	$4	$4
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

As of December 31, 2016, there was $17,732,000 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.0 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2016, 2015 and 2014, and changes during the same periods are presented in the tables and narrative below and have been adjusted to reflect the two-for-one common stock split effected in the form of a 100% stock dividend on December 31, 2014.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2016
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,692	$14
Granted	3,227	17
Exercised	(6,291)	12		$31,790
Forfeited	(376)	15
Outstanding at End of Year	14,252	15	3 Yrs	$67,763
Exercisable at End of Year	4,855	$14	2.3 Yrs	$30,021

	2015
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,829	$13
Granted	2,966	17
Exercised	(2,344)	12		$11,596
Forfeited	(759)	14
Outstanding at End of Year	17,692	14	3 Yrs	$45,842
Exercisable at End of Year	6,858	$13	2.1 Yrs	$23,917

	2014
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	18,000	$12
Granted	5,757	15
Exercised	(5,224)	11		$26,618
Forfeited	(704)	13
Outstanding at End of Year	17,829	13	3.5 Yrs	$90,759
Exercisable at End of Year	4,564	$12	2.3 Yrs	$28,342

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2016, 2015, and 2014, are presented in the table and narrative below:

	2016		2015		2014
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	10,835	$4	13,265	$4	12,508	$4
Granted	3,227	4	2,966	4	5,757	4
Vested	(4,343)	4	(4,678)	4	(4,346)	3
Forfeited	(322)	4	(718)	4	(654)	4
Nonvested Stock Options at End of Year	9,397	$4	10,835	$4	13,265	$4

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 371,000 shares (net of shares from canceled options) under the new director plan and 1,074,480 shares (net of shares from canceled options) under a prior plan through December 31, 2016. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2016	2015	2014
Dividend yield (1)	2.2%	2.1%	2.2%
Expected volatility (2)	34.1%	36.3%	39.6%
Risk-free interest rate (3)	1.9%	2.2%	2.5%
Expected term of options (in years) (4)	6.2	6.0	6.4
Weighted-average grant-date fair value	$4	$5	$5
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

As of December 31, 2016, there were no unrecognized compensation costs related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2016, 2015, and 2014, and changes during the same periods are presented in the tables and narrative below:

	2016
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	373	$13
Granted	56	16
Exercised	(36)	10
Forfeited	(12)	16
Outstanding at End of Year	381	14	6.4 Yrs	$2,180
Exercisable at End of Year	381	$14	6.4 Yrs	$2,180

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

A summary of the status of the Company’s nonvested Non-employee Director Stock Option Plan activity for the years ended December 31, 2016, 2015, and 2014, are presented in the table and narrative below:

	2016		2015		2014
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	—	$—	—	$—	—	$—
Granted	56	4	49	5	98	5
Vested	(56)	4	(49)	5	(98)	5
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2016, 2015 and 2014.

Plan	2016	2015	2014	Cumulative Shares Issued in 2016	Weighted Average Fair Value 2016
2013 Employee Stock Purchase Plan	177,781	201,785	137,028	619,518	$14.24
Restricted Stock Plan

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

In 2015, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 9,000,000 shares and to extend the Plan’s termination date to February 19, 2025. The purpose of this plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 1,532,480 shares outstanding and has issued 4,477,580 shares under the plan as of December 31, 2016. During 2016, 2015, and 2014, 246,660, 229,660 and 431,880 shares, respectively, were granted with a restriction period of five years, and cliff vest after the restriction period with no additional restrictions, at market prices ranging from $14.70 to $19.69 in 2016, $15.50 to $18.30 in 2015, and $13.39 to $18.31 in 2014, and has unearned stock-based compensation of $11,063,638 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2016, 2015 and 2014 was $3,885,042, $3,486,242. and $3,095,136 respectively.

(6)	CONTINGENCIES
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time there are matters that constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations of the Company.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2016	2015	2014
Revenue:
Automotive Products
United States	$554,945,912	$494,876,354	$444,921,897
Germany	328,208,190	295,044,988	262,505,346
Japan	154,005,299	148,632,237	133,758,799
Other Countries	602,532,841	568,318,425	498,936,232
Other	39,232,514	36,745,702	35,378,885
Total	$1,678,924,756	$1,543,617,706	$1,375,501,159
Income (Loss) from Operations:
Automotive Products	$497,753,966	$445,067,511	$386,762,986
Other	13,988,969	13,698,928	12,071,188
Total	$511,742,935	$458,766,439	$398,834,174
Assets:
Automotive Products	$1,457,989,335	$1,414,426,679	$1,333,615,389
Other	9,384,154	9,429,994	8,841,958
Corporate	842,246,344	724,816,255	680,082,682
Total	$2,309,619,833	$2,148,672,928	$2,022,540,029
Depreciation & Amortization:
Automotive Products	$86,567,248	$78,925,332	$75,320,999
Other	290,296	306,908	321,426
Corporate	1,729,886	1,366,927	1,733,880
Total	$88,587,430	$80,599,167	$77,376,305
Capital Expenditures:
Automotive Products	$99,811,083	$97,632,519	$71,032,115
Other	200,262	161,247	145,704
Corporate	20,944,269	147,996	1,341,168
Total	$120,955,614	$97,941,762	$72,518,987
Other includes Dimmable Aircraft Windows and Fire Protection Products. Major product line revenues included within these segments are as follows:

	2016	2015	2014
Automotive Products
Automotive Mirrors	$1,456,963,758	$1,332,791,398	$1,169,436,521
HomeLink® Modules*	182,728,485	174,080,606	170,685,753
Total Automotive Products	$1,639,692,243	$1,506,872,004	$1,340,122,274

Other Products Revenue	$39,232,513	$36,745,702	$35,378,885

Total Revenue	$1,678,924,756	$1,543,617,706	$1,375,501,159
*Excludes HomeLink® revenue integrated into automotive mirrors.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ended December 31, 2016, 2015 and 2014, approximately 7%, 6% and 6% of the Company’s net sales were invoiced and paid in foreign currencies respectively.
In 2016, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	Volkswagen Group	Ford Motor Company	Daimler AG	FCA Group
2016	11%	14%	11%	#	#
2015	11%	14%	11%	#	#
2014	12%	14%	#	10%	11%
# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First		Second		Third		Fourth
	2016	2015	2016	2015	2016	2015	2016	2015
Net Sales	$405,568	$368,937	$423,801	$379,258	$429,643	$389,829	$419,913	$405,593
Gross Profit	158,691	143,092	166,773	145,543	173,822	151,897	169,167	163,244
Operating Income	120,849	107,709	128,746	108,133	134,212	116,263	127,936	126,662
Net Income	80,280	77,183	86,485	74,558	92,065	78,332	88,761	88,396
Earnings Per Share (Diluted)	$0.28	$0.26	$0.30	$0.25	$0.32	$0.27	$0.31	$0.30
Earnings Per Share (Basic)	$0.28	$0.26	$0.30	$0.25	$0.32	$0.27	$0.31	$0.30

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Twelve Months ended December 31,
	2016	2015	2014
Foreign currency translation adjustments:
Balance at beginning of period	$(44,909)	$1,403,899	$2,507,922
Other comprehensive loss before reclassifications	(2,818,090)	(1,448,808)	(1,104,023)
Net current-period change	(2,818,090)	(1,448,808)	(1,104,023)
Balance at end of period	(2,862,999)	(44,909)	1,403,899
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	829,907	10,868,322	19,467,441
Other comprehensive income (loss) before reclassifications	2,167,196	(5,513,842)	1,536,416
Amounts reclassified from accumulated other comprehensive income	(208,128)	(4,524,573)	(10,135,535)
Net current-period change	1,959,068	(10,038,415)	(8,599,119)
Balance at end of period	2,788,975	829,907	10,868,322
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(1,915,834)	(959,206)	—
Other comprehensive loss before reclassifications	(672,419)	(1,659,115)	(959,206)
Amounts reclassified from accumulated other comprehensive income	1,390,972	702,487	—
Net current-period change	718,553	(956,628)	(959,206)
Balance at end of period	(1,197,281)	(1,915,834)	(959,206)

Accumulated other comprehensive income (loss), end of period	$(1,271,305)	$(1,130,836)	$11,313,015
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2016, 2015 and 2014.

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2016	2015	2014
Unrealized gains and (losses) on available-for-sale securities
Realized gain on sale of securities	$320,197	$6,960,881	$15,593,131	Other, net
Provision for Income Taxes	(112,069)	(2,436,308)	(5,457,596)	Provision for Income Taxes
Total reclassifications for the period	$208,128	$4,524,573	$10,135,535	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(2,139,958)	$(1,080,750)	$—	Other, net
Provision for Income Taxes	748,986	378,263	—	Provision for Income Taxes
	$(1,390,972)	$(702,487)	$—	Net of tax

Total reclassifications for the period	$(1,182,844)	$3,822,086	$10,135,535	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of $307.4 million related to the HomeLink® acquisition, which occurred in September 2013. The carrying value of Goodwill as of December 31, 2016 and December 31, 2015 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2015	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2016	$307,365,845

For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. For the Automotive reporting unit, the Company determined that the fair value remained substantially in excess of its carrying values. As such, the Company has not recognized any impairment of goodwill in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions, no such matters were noted in the current period.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2016 and December 31, 2015.

As of December 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(48,750,000)	$131,250,000	12 years
Existing Customer Platforms	43,000,000	(13,975,000)	$29,025,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(62,725,000)	308,275,000

As of December 31, 2015:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(33,750,000)	$146,250,000	12 years
Existing Customer Platforms	43,000,000	(9,675,000)	$33,325,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(43,425,000)	327,575,000

Accumulated amortization on patents and intangible assets was approximately $79.2 million and $57.3 million at December 31, 2016 and 2015, respectively. Amortization expense on patents and other intangible assets was approximately $22.3 million, $22.5 million, and $22.0 million in 2016, 2015 and 2014, respectively. At December 31, 2016, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2017, 2018, 2019, and 2020 to be approximately $22 million annually and approximately $21 million for the year ended December 31, 2021.

(11)    STOCK SPLIT

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

10.13
Credit Agreement, dated September 27, 2013, by and between the Company, the Agent, the Syndication Agent, the Arranger, and the lenders thereto was filed as exhibit 10.1 to Registrant's Report on Form 8-K filed October 3, 2013, and the same is hereby incorporated herein by reference.

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

*10.22
Gentex Corporation Performance-Based Bonus Plan (effective as of February 18, 2016) was filed as Exhibit 10.22 to Registrant's Report on Form 10-K dated February 23, 2016, and the same is incorporated herein by reference. See also Part III, Item 11 herein.

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