Form 10-Q
period 2017-03-31
GENTEX CORP
filed 2017-05-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017, or

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
Yes:  ☑    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐     No:   ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 21, 2017
Common Stock, $.06 Par Value	287,270,285

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2017
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$559,645,625	$546,477,075
Short-term investments	176,635,803	177,021,197
Accounts receivable, net	249,457,918	211,591,745
Inventories	197,088,251	189,311,437
Prepaid expenses and other	11,730,076	30,587,575
Total current assets	1,194,557,673	1,154,989,029

PLANT AND EQUIPMENT—NET	473,151,849	465,822,467

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	61,512,162	49,894,363
Intangible Assets, net	303,450,000	308,275,000
Patents and other assets, net	23,255,137	23,273,129
Total other assets	695,583,144	688,808,337
Total assets	$2,363,292,666	$2,309,619,833

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$77,714,280	$79,963,630
Accrued liabilities	196,641,584	69,894,349
Total current liabilities	274,355,864	149,857,979

LONG TERM DEBT	36,250,000	178,125,000

DEFERRED INCOME TAXES	77,915,264	71,212,620

TOTAL LIABILITIES	388,521,128	399,195,599

SHAREHOLDERS’ INVESTMENT
Common stock	17,266,545	17,264,251
Additional paid-in capital	701,980,783	683,446,463
Retained earnings	1,254,778,976	1,210,984,825
Accumulated other comprehensive income	745,234	(1,271,305)
Total shareholders’ investment	1,974,771,538	1,910,424,234
Total liabilities and shareholders’ investment	$2,363,292,666	$2,309,619,833

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
NET SALES	$453,535,250	$405,567,786

COST OF GOODS SOLD	277,734,465	246,876,998
Gross profit	175,800,785	158,690,788

OPERATING EXPENSES:
Engineering, research and development	25,152,257	23,091,209
Selling, general & administrative	16,221,408	14,750,589
Total operating expenses	41,373,665	37,841,798

Income from operations	134,427,120	120,848,990

OTHER INCOME (LOSS)
Investment income	1,472,527	790,041
Other Loss, net	(1,034,743)	(2,069,419)
Total Other Income (Loss)	437,784	(1,279,378)

Income before provision for income taxes	134,864,904	119,569,612

PROVISION FOR INCOME TAXES	37,308,163	39,289,618

NET INCOME	$97,556,741	$80,279,994

EARNINGS PER SHARE:
Basic	$0.34	$0.28
Diluted	$0.33	$0.28

Cash Dividends Declared per Share	$0.090	$0.085

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Net Income	$97,556,741	$80,279,994

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	188,590	324,844
Unrealized gains (losses) on derivatives	641,975	(1,351,557)
Unrealized gains (losses) on available-for sales securities, net	2,170,254	(319,349)

Other comprehensive income (loss), before tax	3,000,819	(1,346,062)

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	984,280	(584,816)

Other comprehensive income (loss), net of tax	2,016,539	(761,246)

Comprehensive Income	$99,573,280	$79,518,748

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,556,741	$80,279,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,181,854	22,839,030
Gain on disposal of assets	(146,261)	(10,900)
Loss on disposal of assets	359,959	577,916
Gain on sale of investments	(274,844)	(1,498,949)
Loss on sale of investments	21,431	1,961,673
Deferred income taxes	5,718,363	(2,403,818)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,422,996	4,974,453
Change in operating assets and liabilities:
Accounts receivable, net	(37,866,173)	(28,020,070)
Inventories	(7,776,814)	(13,929,365)
Prepaid expenses and other	18,857,501	23,521,639
Accounts payable	(2,249,350)	13,065,406
Accrued liabilities, excluding dividends declared and short-term debt	27,385,768	50,511,519
Net cash provided by operating activities	131,191,171	151,868,528

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	1,316,280	43,417,073
Maturities and calls	6,100,000	—
Purchases	(16,225,018)	(25,154,245)
Plant and equipment additions	(27,119,993)	(20,329,035)
Proceeds from sale of plant and equipment	15,001	516,667
(Increase) Decrease in other assets	(588,361)	135,904
Net cash used for investing activities	(36,502,091)	(1,413,636)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(41,875,000)	(16,875,000)
Issuance of common stock from stock plan transactions	17,237,232	10,678,450
Cash dividends paid	(25,896,377)	(24,759,481)
Repurchases of common stock	(30,986,385)	(44,585,668)
Net cash used for financing activities	(81,520,530)	(75,541,699)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,168,550	74,913,193

CASH AND CASH EQUIVALENTS, beginning of period	546,477,075	551,557,527

CASH AND CASH EQUIVALENTS, end of period	$559,645,625	$626,470,720

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for the interim periods presented.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of earnings will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)     Adoption of New Accounting Standards (continued)

of this standard on its consolidated financial statements. Upon adoption, the Company does not anticipate a material impact on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09,  Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement as a component of the income tax provision. In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. ASU 2016-09 also allows for the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will continue to apply its existing entity-wide policy to estimate the number of awards expected to be forfeited.

Impact to Consolidated Statements of Income
One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits or deficiencies related to share-based compensation. For example, prior to adopting ASU 2016-09 such benefits and deficiencies were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these benefits and deficiencies are recognized as a discrete tax benefit or discrete tax expense, in the Company’s Consolidated Statements of Income. For the three months ended March 31, 2017, the Company recognized a discrete tax benefit of $1.8 million related to net tax benefits from share-based compensation. ASU 2016-09 requires companies to adopt the amendment related to accounting for benefits and deficiencies on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Income for the three months ended March 31, 2016 related to the $0.4 million of net tax expense the Company recognized as additional paid-in capital during such three months. Net tax expense of $0.4 million recognized as additional paid-in-capital during the three months ended March 31, 2016 includes gross tax benefits of $0.1 million net of $0.5 million tax expense. In consideration of the impact of the adoption of this standard to earnings per share, the total impact of adoption of this standard to the earnings per share calculation was less than $.01 for the three month periods ending March 31, 2017.

Impact to Consolidated Statements of Cash Flows
In addition to the income tax consequences described above, under ASU 2016-09 all tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, tax benefits from share-based payment arrangements were reported as cash flows from financing activities. With respect to the classification of tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, the Company elected to reclassify $0.4 million of tax expense previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2016 as cash flows from operating activities.

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2016 and March 31, 2017 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of March 31, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$33,620,379	$(17,147,912)	$16,472,467	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(52,500,000)	127,500,000	12 years
Existing Customer Platforms	43,000,000	(15,050,000)	27,950,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(67,550,000)	$303,450,000

Total Patents & Other Intangible Assets	$404,620,379	$(84,697,912)	$319,922,467

As of December 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$33,002,468	$(16,481,728)	$16,520,740	various

HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(48,750,000)	$131,250,000	12 years
Existing Customer Platforms	43,000,000	(13,975,000)	$29,025,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(62,725,000)	$308,275,000

Total Patents & Other Intangible Assets	$404,002,468	$(79,206,728)	$324,795,740

Amortization expense on patents and intangible assets was approximately $5.6 million during the three month period ended March 31, 2017, compared to approximately $5.6 million for the same period ended March 31, 2016.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)     Goodwill and Other Intangible Assets (continued)

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2017, 2018, 2019, 2020 and 2021 to be approximately $22 million annually.

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
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2017, and December 31, 2016:

As of March 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$559,645,625	$559,645,625	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	16,996,070	—	16,996,070	—
Mutual Funds	26,322,271	—	26,322,271	—
Corporate Bonds	3,054,720	—	3,054,720	—
Other	262,742	262,742	—	—
Long-Term Investments:
Corporate Bonds	10,829,545	—	10,829,545	—
Government Securities	6,050,190	—	6,050,190	—
Common Stocks	13,305,263	13,305,263	—	—
Mutual Funds – Equity	30,583,753	30,583,753	—	—
Preferred Stock	743,411	743,411	—	$—
Total	$797,793,590	$734,540,794	$63,252,796	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$546,477,075	$546,477,075	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	13,993,480	—	13,993,480	—
Mutual Funds	26,116,681		26,116,681	—
Corporate Bonds	6,698,382	—	6,698,382	—
Other	212,653	212,653	—	—
Long-Term Investments:
Corporate Bonds	1,948,556		1,948,556	—
Common Stocks	12,849,007	12,849,007	—	—
Mutual Funds	28,872,010	28,872,010	—	—
Preferred Stock	714,000	714,000		—
Government Securities	5,510,790		5,510,790	—
Total	$773,392,634	$719,124,745	$54,267,889	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2017, and December 31, 2016:

As of March 31, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	$17,017,432	$—	$(21,362)	$16,996,070
Mutual Funds	26,458,425	41,908	(178,062)	26,322,271
Corporate Bonds	3,058,352	—	(3,632)	3,054,720
Other	262,742	—	—	262,742
Long-Term Investments:
Corporate Bonds	10,823,853	9,342	(3,650)	10,829,545
Government Securities	6,059,283	—	(9,093)	6,050,190
Common Stocks	9,879,067	3,613,008	(186,812)	13,305,263
Mutual Funds – Equity	27,382,364	3,206,612	(5,223)	30,583,753
Preferred Stock	745,462	9,536	(11,587)	743,411
Total	$231,686,980	$6,880,406	$(419,421)	$238,147,965

As of December 31, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	$14,003,644	$—	$(10,164)	$13,993,480
Mutual Funds	26,326,674	27,459	(237,452)	26,116,681
Corporate Bonds	6,706,721	—	(8,339)	6,698,382
Other	212,653	—	—	212,653
Long-Term Investments:
Corporate Bonds	1,955,292	—	(6,736)	1,948,556
Common Stocks	9,825,550	3,349,962	(326,505)	12,849,007
Mutual Funds	27,329,164	1,830,992	(288,146)	28,872,010
Preferred Stock	745,462	360	(31,822)	714,000
Government Securities	5,519,668	661	(9,539)	5,510,790
Total	$222,624,828	$5,209,434	$(918,703)	$226,915,559

Unrealized losses on investments as of March 31, 2017, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$321,258	$51,576,425
Greater than one year	98,163	269,524
Total	$419,421	$51,845,949
Unrealized losses on investments as of December 31, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$767,612	$55,574,292
Greater than one year	151,091	358,120
Total	$918,703	$55,932,412

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. The Company reviews its equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No equity investment losses were considered to be other than temporary during the periods presented. The Company additionally has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.

Fixed income securities as of March 31, 2017, have contractual maturities as follows:

Due within one year	$150,050,790
Due between one and five years	17,623,180
Due over five years	—
$167,673,970

(5)	Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2017	December 31, 2016
Raw materials	$122,534,856	$115,099,569
Work-in-process	33,896,522	32,509,368
Finished goods	40,656,873	41,702,500
Total Inventory	$197,088,251	$189,311,437

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2017	2016
Numerators:
Numerator for both basic and diluted EPS, net income	$97,556,741	$80,279,994
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	287,408,900	289,210,621
Potentially dilutive shares resulting from stock plans	4,070,938	2,105,732
Denominator for diluted EPS	291,479,838	291,316,353

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,311	7,866,330

(7)	Stock-Based Compensation Plans
As of March 31, 2017, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2016, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,484,240 for the three months ended March 31, 2017, and $4,022,382 for the three months ended March 31, 2016. Compensation cost capitalized as part of inventory as of March 31, 2017 and 2016 was $226,119 and $292,187, respectively.
Employee Stock Option Plan

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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2017	2016
Dividend Yield (1)	2.18%	2.15%
Expected volatility (2)	29.81%	34.53%
Risk-free interest rate (3)	2.10%	1.38%
Expected term of options (years) (4)	4.09	4.18
Weighted-avg. grant date fair value	$4.51	$3.67
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of March 31, 2017, there was $15,329,604 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of March 31, 2017, there was no unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 371,000 shares under the non-employee director plan through March 31, 2017. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of March 31, 2017, the Company has granted 659,810 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2017,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

the Company had unearned stock-based compensation of $14,924,917 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2017 was $940,811.

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

	Three Months Ended March 31,
	2017	2016
Foreign currency translation adjustments:
Balance at beginning of period	$(2,862,999)	$(44,909)
Other Comprehensive income before reclassifications	188,590	324,844
Net current-period change	188,590	324,844
Balance at end of period	(2,674,409)	279,935
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	2,788,975	829,907
Other Comprehensive income (loss) before reclassifications	1,575,383	(508,348)
Amounts reclassified from accumulated other comprehensive income	(164,718)	300,771
Net current-period change	1,410,665	(207,577)
Balance at end of period	4,199,640	622,330
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(1,197,281)	(1,915,834)
Other comprehensive income (loss) before reclassifications	147,318	(1,237,475)
Amounts reclassified from accumulated other comprehensive income	269,966	358,962
Net current-period change	417,284	(878,513)
Balance at end of period	(779,997)	(2,794,347)

Accumulated other comprehensive income (loss), end of period	$745,234	$(1,892,082)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents details of reclassifications out of other comprehensive income for the three months ended March 31, 2017 and 2016.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2016	2015
Unrealized gains on available-for-sale securities
Realized gain (loss) on sale of securities	$253,413	$(462,724)	Other, net
Provision for Income Taxes	(88,695)	161,953	Provision for Income Taxes
	$164,718	$(300,771)	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(415,333)	$(552,250)	Other, net
Provision for Income Taxes	145,367	193,288	Provision for Income Taxes
	$(269,966)	$(358,962)	Net of tax

Total reclassifications for the period	$(105,248)	$(659,733)	Net of tax

(9)	Debt and Financing Arrangements

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

During the three months ended March 31, 2017, the Company made principal repayments of $41.9 million, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $40.0 million on the Revolver during the first quarter of 2017, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. The Company additionally reclassified $100 million of long-term debt to short-term debt as a result of the Company's current plans to make accelerated debt payments over the course of the next year. As of March 31, 2017, $20.8 million was outstanding on the Revolver with availability of an additional $129.2 million. Under current terms of the Term Loan, the Company is required to make principal repayments of $7.5 million annually, but currently intends to make accelerated debt repayments through the maturity date of the Term Loan. As of March 31, 2017, $123.8 million was outstanding under the Term Loan.

As of March 31, 2017, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of March 31, 2017, the interest rate on its borrowings is equal to 1.99%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.9 million during the three months ended March 31, 2017, and $0.9 million during the three months ended March 31, 2016.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expense are netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the interest rate swap was $0.4 million during the three months ended March 31, 2017, and $0.6 million during the three months ended March 31, 2016.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	March 31, 2017	December 31, 2016
Interest Rate Swap	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	March 31, 2017	December 31, 2016
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$1,199,995	$1,841,970

Based on loan balances as of March 31, 2017 and the effective interest swap date of July 31, 2015, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million dollars on an annual basis.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)	Equity

The increase in common stock during the three months ended March 31, 2017, was primarily due to the issuance of 1,511,640 shares of the Company’s common stock under the Company’s stock-based compensation plans, which was partially offset by share repurchases of 1,473,403 shares pursuant to the Company's previously announced share repurchase plan, for a net increase of 38,237 shares.

The Company announced a $.005 per share increase in its quarterly cash dividend rate during the second quarter of 2016. As such, the Company recorded a cash dividend of $0.090 during the first quarter of 2017 as compared to a cash dividend of $.085 per share during the first quarter of 2016. The first quarter 2017 dividend of $25.9 million, was declared on March 6, 2017, and was paid on April 19, 2017.

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

The Company's automotive segment develops and manufactures electro-optic products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

	Three Months Ended March 31,
	2017	2016
Revenue:
Automotive Products	$445,652,575	$393,968,947
Other	7,882,675	11,598,839
Total	$453,535,250	$405,567,786
Income from operations:
Automotive Products	$132,504,957	$115,980,617
Other	1,922,163	4,868,373
Total	$134,427,120	$120,848,990

(13)    Income Taxes
The effective tax rate was 27.7% in the three months ended March 31, 2017 compared to 32.9% for the same period in 2016. Effective tax rates for these quarters differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the same period of 2016 is primarily due to favorable discrete items that impacted the Company's tax provision in the amount of $5.6 million, of which $3.8 million was related to a change in tax method and $1.8 million was related to the adoption of ASU 2016-09 during the most recently completed quarter, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impacts on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2017 VERSUS FIRST QUARTER 2016
Net Sales. Net sales for the first quarter of 2017 increased by $48.0 million or 12% when compared with the first quarter of 2016.
Automotive net sales for the first quarter of 2017 increased 13% to $445.6 million, compared with automotive net sales of $394.0 million in the first quarter of 2016, driven primarily by a 12% quarter-over-quarter increase in automotive mirror unit shipments and favorable shifts in product mix. North American automotive mirror unit shipments in the first quarter of 2017 increased 5% to 3.3 million units compared with the first quarter of 2016, primarily due to increased penetration of the Company's exterior auto-dimming mirrors. International automotive mirror unit shipments in the first quarter of 2017 increased 16% to 6.6 million units compared with the first quarter of 2016, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

The below table represents the Company's auto dimming mirror unit shipments for the three months ended March 31, 2017, and 2016. (in thousands)

	Three Months Ended March 31,
	2017	2016	% Change
North American Interior Mirrors	2,359	2,260	4%
North American Exterior Mirrors	916	864	6%
Total North American Mirror Units	3,276	3,124	5%
International Interior Mirrors	4,818	4,121	17%
International Exterior Mirrors	1,826	1,582	15%
Total International Mirror Units	6,643	5,703	16%
Total Interior Mirrors	7,177	6,381	12%
Total Exterior Mirrors	2,742	2,447	12%
Total Auto-Dimming Mirror Units	9,919	8,827	12%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $7.9 million in the first quarter of 2017, compared to $11.6 million in the first quarter of 2016.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.2% for the first quarter of 2017 versus 60.9% in the first quarter of 2016. The quarter over quarter net decrease in the gross profit margin was the result of annual customer price reductions, which was partially offset by purchasing cost reductions and favorable product mix. Annual customer price reductions had a negative impact of approximately 150 - 200 basis points, while purchasing cost reductions and favorable product mix each had a positive impact of approximately 50 - 100 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the first quarter of 2017 increased 9% or $2.1 million when compared with the first quarter of 2016, primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative (S, G & A) expenses increased by 10% or $1.5 million for the first quarter of 2017 compared to the first quarter of 2016. S, G & A expenses, notwithstanding the quarter over quarter increase, remained at approximately 4% of net sales in the first quarter of 2017 and in the first quarter of 2016. S, G, & A expenses increased primarily due to increased staffing levels and benefits.

Total operating expenses were $41.4 million in the first quarter of 2017, which increased 9% or $3.5 million from $37.8 million in the first quarter of 2016.

Total Other (Loss) Income. Total other income for the first quarter of 2017 increased by $1.7 million when compared with the first quarter of 2016, primarily due to an increase in investment income and realized gains on the sale of equity investments in the first quarter of 2017 versus the same quarter in the prior year.
Provision for Income Taxes. The effective tax rate was 27.7% in the first quarter of 2017 compared to 32.9% for same quarter of 2016. Effective tax rates differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the first quarter of 2017 compared to the same period of 2016 is primarily due to favorable discrete items that impacted the Company's tax provision in the amount of $5.6 million, of which $3.8 million was related to a change in tax method and $1.8 million was related to the adoption of ASU 2016-09 during the most recently completed quarter, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impacts on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Net Income. Net income for the first quarter of 2017 increased by $17.3 million or 22% when compared with the first quarter of 2016, due to increases in sales and the favorable tax impacts related to the discrete tax items previously described.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2017 was $559.6 million, which increased approximately $13.2 million compared to $546.5 million as of December 31, 2016. The increase was primarily due to positive cash flow from operations, but was somewhat offset by the accelerated repayment of debt, capital expenditures, dividends, and share repurchases during the three months ended March 31, 2017.
Short-term investments as of March 31, 2017 were $176.6 million, compared to $177.0 million as of December 31, 2016 and Long-term investments were $61.5 million as of March 31, 2017, up from $49.9 million as of December 31, 2016, partially due to positive investment performance resulting in increased unrealized gains for the quarter.
Accounts receivable as of March 31, 2017 increased approximately $37.9 million compared to December 31, 2016, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of March 31, 2017 increased approximately $7.8 million when compared to December 31, 2016, primarily due to increases in raw materials to meet forecasted production demand.
Accounts payable as of March 31, 2017 decreased approximately $2.2 million when compared to December 31, 2016 primarily due to the timing of certain purchases and payments within the quarters.
Accrued liabilities as of March 31, 2017 increased approximately $126.7 million compared to December 31, 2016, primarily due to the reclassification of $100 million of long-term debt to short-term debt as a result of the Company's plans to make accelerated debt payments over the course of the next year. The remainder of the increase is a result of increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of March 31, 2017 decreased by $141.9 million compared to December 31, 2016, due to the Company's principal repayments on its term and revolver loans, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements, as well as the aforementioned reclassification of $100 million of debt from long-term to short-term.
Cash flow from operating activities for the three months ended March 31, 2017, decreased $20.7 million to $131.2 million, compared with $151.9 million during the same three month period last year, primarily due to changes in working capital, which was partially offset by increases in net income.
Capital expenditures for the three months ended March 31, 2017 were approximately $27.1 million, compared with approximately $20.3 million for the same three month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. For example, in 2014, the Company began construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site in Zeeland Michigan, where the Company previously performed master planning and completed land infrastructure improvements. Both the distribution and manufacturing portions of the facility are now currently operational.
The Company estimates that it currently has building capacity to manufacture approximately 30 - 33 million interior mirror units annually and approximately 13 - 15 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, as well as the debt financing arrangement (notwithstanding its prohibitions on incurring additional indebtedness), discussed further in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	March 31, 2017	December 31, 2016
Working Capital	$920,201,809	$1,005,131,050
Long Term Investments	61,512,162	49,894,363
Total	$981,713,971	$1,055,025,413

The decrease in working capital as of March 31, 2017 is primarily due to the reclassification of $100 million of long-term debt to short-term debt as a result of the Company's plans to make accelerated debt payments over the course of the next year. The Company believes it has the ability to make such accelerated debt payments.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three months ended March 31, 2017, the Company repurchased 1,473,403 shares, respectively, under this share repurchase plan. The Company has 5,272,417 shares remaining under the plan as of March 31, 2017, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's unit growth continues to outpace vehicle production growth in large part due to the many different product launches that have been executed in 2016 and year to date in 2017. The Company's unit and revenue growth continues to be driven by the Company's electrochromic technology, including a number of vehicles as new applications, as well as certain other advanced features.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 11 vehicle models during the first quarter of 2017. These launches consist of products involving approximately 50% advanced features. While lower than the mix experience for calendar year 2016, this mix is consistent with preceding years.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These net additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on existing models, helped drive a 12% organic growth rate for interior mirrors and a 12% organic growth rate for exterior mirrors during the first quarter of 2017 compared to the same quarter in the prior year, against a 3% quarter over quarter increase in light vehicle production in the Company's primary markets.

PRODUCT UPDATE

The Full Display Mirror® began production in the fourth quarter of 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company continues to work on the development and launch of the Full Display Mirror® for its initial five customers. As of the first quarter of 2017, the Company is currently shipping production Full Display Mirrors to two of the five OEMs. For the second OEM, the Company is the system supplier, which includes the rearward facing camera in addition to the Full Display Mirror®. The Company continues to see interest from other automotive OEMs as well.

During the first quarter of 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known as a camera monitoring system (CMS), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as a priceable, optional feature all while enhancing safety by allowing the system to fail safe. Failures due to weather conditions or system failure that disrupt the digital view, allow drivers to use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States, however, no final ruling or legislation was made in response to this petition. In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. As of January 2017, Camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. By using different types of flat and curved glass, combined with simple alterations to the video viewing modes, the Company's CMS system, discussed above, can be tuned to meet the various regulatory field-of-view requirements within the aforementioned regions which allow camera monitoring systems to replace mirrors. However, notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and will remain the primary safety function for rear vision today. Cameras, when used as the sole rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company acknowledges that as such technology evolves over time, there could be increased competition.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system system, with an estimated 50 million units on the road. The system consists of three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled (RF) devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the next-generation HomeLink®, a HomeLink® button press communicates with the HomeLink® app on the user’s smartphone via Bluetooth Low Energy. The app contains pre-defined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices. providing comprehensive vehicle-to-home automation, which provides the ability to prepare the home for arrival or departure with one button press. For the automaker, it allows them to offer a customizable yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company has also been working with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company has begun its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's electronic rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or "ITM"® enables travel across all North American toll roads, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with production deliveries currently scheduled for calendar year 2019, which may vary based on automaker vehicle launch timing.

During the first quarter of 2017, the Company introduced a new vehicle-based biometric identification system that authenticates the driver and delivers customized security, comfort and convenience features. The system can also be used to help secure and enhance vehicle-to-home automation services as well as vehicle-to-infrastructure transactions. Upon entering the vehicle, the biometric system would identify the driver with an iris scan, and, if authorized, start the car and personalize setup by automatically adjusting mirrors, steering wheel, seat position, music favorites, GPS locations, and others. The Company's biometrics system is integrated into an automatic-dimming rearview mirror and related windscreen mount. The mirror is the ideal integration position, as it is a natural location for the driver when entering the vehicle. In addition, it provides a consistent feature location across vehicle platforms and can share other electronic components. The Company's automotive biometric solution stems from a strategic partnership with Delta ID, which has developed an ActiveIRIS® technology that combines unique iris-recognition software with a simple hardware set that can be easily integrated into mobile computing devices. The Company and Delta ID completed a strategic partnership agreement in the ordinary course of business for automotive applications. Iris recognition is among the most secure form of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink®. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users.

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

OTHER

Automotive revenues represent approximately 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

The Company does continue to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, but there is no assurance the Company will be able to do so in the future.

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products.

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with aircraft manufacturers that have an interest in this technology regarding potential additional programs.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the mid-April 2017 light vehicle production forecasts indicated in the table below, the Company has updated certain guidance for calendar year 2017.

Light Vehicle Production (per IHS Automotive April light vehicle production forecast)
(in Millions)
Region	2Q 2017	2Q 2016	% Change	3Q 2017	3Q 2016	% Change	Calendar Year 2017	Calendar Year 2016	% Change
North America	4.6	4.6	—%	4.2	4.4	(5)%	17.5	17.8	(2)%
Europe	5.6	5.9	(5)%	4.8	4.8	—%	21.9	21.5	2%
Japan and Korea	3.2	3.1	3%	3.3	3.0	10%	13.3	12.9	3%
Total Light Vehicle Production	13.4	13.6	(1)%	12.3	12.2	1%	52.7	52.2	1%
The Company continues to estimate that top line revenue for calendar year 2017 will be between $1.78 and $1.85 billion. However, based on weakening light vehicle production estimates in Europe for the second quarter of 2017 and in North America in the third quarter of 2017, the Company expects its revenues for the second and third quarters of 2017 to be at or around the lower end of its annual guidance range for revenue, but expects the fourth quarter revenues to be at or around the higher end of its annual guidance range. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.
The Company continues to see order rates and booked business that allow for these estimates despite modest vehicle production increases in our primary markets. Nevertheless, uncertainties remain including: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.

Based on actual results for the first quarter, currently forecasted sales and product mix, the Company continues to estimate that the gross profit margin will be between 39.0% and 40.0% for calendar year 2017.
The Company also continues to estimate that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $165 and $172 million for calendar year 2017, primarily due to staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, the Company currently continues to anticipate that 2017 capital expenditures will be approximately $115 - $130 million, a majority of which will be production equipment purchases. 2017 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also continues to estimate that depreciation and amortization expense for calendar year 2017 will be approximately $95 - $105 million.
The Company also continues to estimate that its tax rate will be between 31.5% and 32.5% for calendar year 2017, based on existing tax laws and excluding discrete items. The adoption of ASU 2016-09 during the current year, as further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements, could cause variability in the Company's effective tax rate in the future, depending on employee stock option exercise activity and the price of the Company's common stock.
The Company also intends to continue to repurchase additional shares of its common stock in 2017 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.
Finally, based on 2018 light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2018.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2017, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2016, except to the extent described in Part I – Item 2 of this Form 10-Q.

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

The following is a summary of share repurchase activity during the three months ended March 31, 2017:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2017	662,681	21.14	662,681	6,083,139
February 2017	410,224	20.43	410,224	5,672,915
March 2017	400,498	21.47	400,498	5,272,417
1st Quarter 2017 Total	1,473,403	21.03	1,473,403

2017 Total	1,473,403		1,473,403	5,272,417

*See above and below for additional plan details.

As of March 31, 2017, the Company has repurchased 76,227,583 shares at a total cost of $750,207,494 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
Totals	76,227,583	$750,207,494

Item 6.	Exhibits.

See Exhibit Index on Page 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 5, 2017	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 5, 2017	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	May 5, 2017	/s/ Kevin C. Nash
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