Form 10-Q
period 2017-06-30
GENTEX CORP
filed 2017-08-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017, or

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
Yes:  ☑    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 21, 2017
Common Stock, $.06 Par Value	285,549,444

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2017
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016

	June 30, 2017 (Unaudited)	December 31, 2016 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$580,579,352	$546,477,075
Short-term investments	184,553,242	177,021,197
Accounts receivable, net	229,250,339	211,591,745
Inventories	196,540,222	189,311,437
Prepaid expenses and other	13,775,396	30,587,575
Total current assets	1,204,698,551	1,154,989,029

PLANT AND EQUIPMENT—NET	482,588,291	465,822,467

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	49,260,381	49,894,363
Intangible Assets, net	298,625,000	308,275,000
Patents and other assets, net	21,555,728	23,273,129
Total other assets	676,806,954	688,808,337
Total assets	$2,364,093,796	$2,309,619,833

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$82,920,929	$79,963,630
Accrued liabilities and current portion of long-term debt	188,219,588	69,894,349
Total current liabilities	271,140,517	149,857,979

LONG TERM DEBT	9,375,000	178,125,000

DEFERRED INCOME TAXES	79,641,856	71,212,620

TOTAL LIABILITIES	360,157,373	399,195,599

SHAREHOLDERS’ INVESTMENT
Common stock	17,172,517	17,264,251
Additional paid-in capital	706,680,885	683,446,463
Retained earnings	1,276,901,865	1,210,984,825
Accumulated other comprehensive income	3,181,156	(1,271,305)
Total shareholders’ investment	2,003,936,423	1,910,424,234
Total liabilities and shareholders’ investment	$2,364,093,796	$2,309,619,833

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET SALES	$443,139,073	$423,800,778	$896,674,323	$829,368,564

COST OF GOODS SOLD	275,931,278	257,028,219	553,665,743	503,905,217
Gross profit	167,207,795	166,772,559	343,008,580	325,463,347

OPERATING EXPENSES:
Engineering, research and development	25,243,410	23,071,788	50,395,667	46,162,997
Selling, general & administrative	16,099,871	14,955,050	32,321,279	29,705,639
Total operating expenses	41,343,281	38,026,838	82,716,946	75,868,636

Income from operations	125,864,514	128,745,721	260,291,634	249,594,711

OTHER INCOME (LOSS)
Investment income	1,736,138	774,102	3,208,665	1,564,143
Other Loss, net	343,111	(1,911,113)	(691,632)	(3,980,532)
Total Other Income (Loss)	2,079,249	(1,137,011)	2,517,033	(2,416,389)

Income before provision for income taxes	127,943,763	127,608,710	262,808,667	247,178,322

PROVISION FOR INCOME TAXES	39,407,816	41,123,468	76,715,979	80,413,086

NET INCOME	$88,535,947	$86,485,242	$186,092,688	$166,765,236

EARNINGS PER SHARE:
Basic	$0.31	$0.30	$0.65	$0.58
Diluted	$0.31	$0.30	$0.64	$0.57

Cash Dividends Declared per Share	$0.100	$0.090	$0.190	$0.175

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$88,535,947	$86,485,242	$186,092,688	$166,765,236

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	1,495,210	(1,753,823)	1,683,800	(1,428,979)
Unrealized gains (losses) on derivatives	494,885	(120,474)	1,136,860	(1,472,031)
Unrealized gains on available-for sales securities, net	952,365	382,485	3,122,619	63,136

Other comprehensive income (loss), before tax	2,942,460	(1,491,812)	5,943,279	(2,837,874)

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	506,538	91,704	1,490,818	(493,112)

Other comprehensive income (loss), net of tax	2,435,922	(1,583,516)	4,452,461	(2,344,762)

Comprehensive Income	$90,971,869	$84,901,726	$190,545,149	$164,420,474

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$186,092,688	$166,765,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,428,320	45,789,787
Gain on disposal of assets	(83,667)	(10,900)
Loss on disposal of assets	286,318	705,381
Gain on sale of investments	(876,496)	(1,657,211)
Loss on sale of investments	37,718	2,144,668
Deferred income taxes	7,008,364	(402,154)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	9,114,708	9,777,427
Change in operating assets and liabilities:
Accounts receivable, net	(17,658,594)	(23,473,550)
Inventories	(7,228,785)	(1,531,186)
Prepaid expenses and other	16,812,179	19,882,083
Accounts payable	2,957,299	15,469,383
Accrued liabilities, excluding dividends declared and short-term debt	16,667,667	21,670,990
Net cash provided by operating activities	263,557,719	255,129,954

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	2,179,926	45,982,921
Maturities and calls	12,100,000	—
Purchases	(17,216,593)	(165,496,238)
Plant and equipment additions	(56,218,870)	(54,832,532)
Proceeds from sale of plant and equipment	89,701	516,667
Decrease (Increase) in other assets	1,783,574	(2,287,732)
Net cash used for investing activities	(57,282,262)	(176,116,914)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(68,750,000)	(18,750,000)
Issuance of common stock from stock plan transactions	21,929,900	29,282,769
Cash dividends paid	(51,796,194)	(49,334,501)
Repurchases of common stock	(73,556,886)	(92,274,871)
Net cash used for financing activities	(172,173,180)	(131,076,603)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,102,277	(52,063,563)

CASH AND CASH EQUIVALENTS, beginning of period	546,477,075	551,557,527

CASH AND CASH EQUIVALENTS, end of period	$580,579,352	$499,493,964

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of operations and cash flows for the interim periods presented.

(2)	Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that will supersede nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard was originally to be effective for public entities for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB decided to defer by one year the effective dates of the new standard for both public and nonpublic entities reporting under US GAAP. Early adoption would be permitted for all entities, but not before the original public entity effective date (i.e. annual and interim periods beginning after December 15, 2016).

The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. Under this method, the Company will recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. The new revenue standard will be applied to contracts that are in progress at the date of initial application.

The Company is currently evaluating the impact of this standard on its operations, consolidated financial statements and footnote disclosures. The assessment phase of this evaluation has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The implementation team has also made substantial progress in the contract review phase of this evaluation, which includes identifying the population of contracts for a deeper analysis of the potential accounting impact due to the new standard for individual contracts. As a result, the Company expects to continue recognizing revenue at a particular point in time for the majority of our contracts with customers, which is generally when products are either shipped or delivered. The new standard may also impact how the Company accounts for pre-production activities, such as customer funded tooling and engineering design and development cost recoveries. Additionally, the Company anticipates testing the new controls and processes designed to comply with the standard in 2017 to permit the Company’s adoption on January 1, 2018.

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

Impact to Consolidated Statements of Income
One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits or deficiencies related to share-based compensation. For example, prior to adopting ASU 2016-09 such benefits and deficiencies were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these benefits and deficiencies are recognized as a discrete tax benefit or discrete tax expense, in the Company’s Consolidated Statements of Income. For the three and six months ended June 30, 2017, the Company recognized a discrete tax benefit of $0.2 million and $2.0 million respectively, related to net tax benefits from share-based compensation. ASU 2016-09 requires companies to adopt the amendment related to accounting for benefits and deficiencies on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Income for the three and six months ended June 30, 2016 related to the $0.3 million of net tax benefit and $0.1 million of net tax expense the Company recognized as additional paid-in capital during each respective period. Net tax benefit of $0.3 million and net tax expense of $0.1 million recognized as additional paid-in-capital during the three and six months ended June 30, 2016 includes gross tax benefits of $0.8 million net of $0.5 million tax expense for the three months ended June 30, 2016, and gross tax benefits of $1.0 million net of $1.1 million tax expense for the six months ended June 30, 2016. In consideration of the impact of the adoption of this standard to earnings per share, the total impact of adoption of this standard to the earnings per share calculation was less than $.01 for each of the three and six month periods ending June 30, 2017.

Impact to Consolidated Statements of Cash Flows
In addition to the income tax consequences described above, under ASU 2016-09 all tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, tax benefits from share-based payment arrangements were reported as cash flows from financing activities. With respect to the classification of tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, the Company elected to reclassify $1.7 million of tax expense previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2016 as cash flows from operating activities.

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

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2016 and June 30, 2017 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$33,939,953	$(17,473,999)	$16,465,954	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(56,250,000)	123,750,000	12 years
Existing Customer Platforms	43,000,000	(16,125,000)	26,875,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(72,375,000)	$298,625,000

Total Patents & Other Intangible Assets	$404,939,953	$(89,848,999)	$315,090,954

As of December 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$33,002,468	$(16,481,728)	$16,520,740	various

HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(48,750,000)	$131,250,000	12 years
Existing Customer Platforms	43,000,000	(13,975,000)	$29,025,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(62,725,000)	$308,275,000

Total Patents & Other Intangible Assets	$404,002,468	$(79,206,728)	$324,795,740

Amortization expense on patents and intangible assets was approximately $5.7 million and $11.3 million, respectively, during the three and six month periods ended June 30, 2017, compared to approximately $5.6 million and $11.1 million, respectively, for the same periods ended June 30, 2016.

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
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2017, and December 31, 2016:
As of June 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$580,579,352	$580,579,352	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Corporate Bonds	10,757,288	—	10,757,288	—
Government Securities	17,028,600	—	17,028,600	—
Mutual Funds	26,525,181	—	26,525,181	—
Other	242,173	242,173	—	—
Long-Term Investments:
Corporate Bonds	3,038,550	—	3,038,550	—
Common Stocks	13,819,854	13,819,854	—	—
Mutual Funds – Equity	31,615,311	31,615,311	—	—
Preferred Stock	786,666	786,666	—	$—
Total	$814,392,975	$757,043,356	$57,349,619	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$546,477,075	$546,477,075	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	13,993,480	—	13,993,480	—
Mutual Funds	26,116,681	—	26,116,681	—
Corporate Bonds	6,698,382	—	6,698,382	—
Other	212,653	212,653	—	—
Long-Term Investments:
Corporate Bonds	1,948,556	—	1,948,556	—
Common Stocks	12,849,007	12,849,007	—	—
Mutual Funds	28,872,010	28,872,010	—	—
Preferred Stock	714,000	714,000	—	—
Government Securities	5,510,790	—	5,510,790	—
Total	$773,392,634	$719,124,745	$54,267,889	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2017, and December 31, 2016:

As of June 30, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	17,058,035	—	(29,435)	17,028,600
Mutual Funds	26,611,888	51,791	(138,498)	26,525,181
Corporate Bonds	10,761,522	1,839	(6,073)	10,757,288
Other	242,173	—	—	242,173
Long-Term Investments:
Corporate Bonds	3,034,367	4,183	—	3,038,550
Common Stocks	10,455,462	3,809,668	(445,276)	13,819,854
Mutual Funds – Equity	27,491,364	4,123,947	—	31,615,311
Preferred Stock	745,462	41,204	—	786,666
Total	$226,400,273	$8,032,632	$(619,282)	$233,813,623

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	14,003,644	—	(10,164)	13,993,480
Mutual Funds	26,326,674	27,459	(237,452)	26,116,681
Corporate Bonds	6,706,721	—	(8,339)	6,698,382
Other	212,653	—	—	212,653
Long-Term Investments:
Corporate Bonds	1,955,292	—	(6,736)	1,948,556
Common Stocks	9,825,550	3,349,962	(326,505)	12,849,007
Mutual Funds	27,329,164	1,830,992	(288,146)	28,872,010
Preferred Stock	745,462	360	(31,822)	714,000
Government Securities	5,519,668	661	(9,539)	5,510,790
Total	$222,624,828	$5,209,434	$(918,703)	$226,915,559

Unrealized losses on investments as of June 30, 2017, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$511,290	$46,054,905
Greater than one year	107,992	268,074
Total	$619,282	$46,322,979
Unrealized losses on investments as of December 31, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$767,612	$55,574,292
Greater than one year	151,091	358,120
Total	$918,703	$55,932,412

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

Fixed income securities as of June 30, 2017, have contractual maturities as follows:

Due within one year	$157,785,888
Due between one and five years	3,825,216
Due over five years	—
$161,611,104
(5)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2017	December 31, 2016
Raw materials	$122,567,049	$115,099,569
Work-in-process	34,716,262	32,509,368
Finished goods	39,256,911	41,702,500
Total Inventory	$196,540,222	$189,311,437

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerators:
Numerator for both basic and diluted EPS, net income	$88,535,947	$86,485,242	$186,092,688	$166,765,236
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	286,722,482	288,803,045	286,956,367	288,943,030
Potentially dilutive shares resulting from stock plans	3,120,420	2,660,838	3,581,875	2,429,695
Denominator for diluted EPS	289,842,902	291,463,883	290,538,242	291,372,725

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	873,937	4,330,316	109,597	6,563,404

(7)	Stock-Based Compensation Plans
As of June 30, 2017, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2016, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,406,371 and $6,890,611 for the three and six months ended June 30, 2017, respectively, and $3,811,300 and $7,833,682 for the three and six months ended June 30, 2016, respectively. Compensation cost capitalized as part of inventory as of June 30, 2017 and 2016 was $225,613 and $282,786, respectively.

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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend Yield (1)	2.15%	2.18%	2.17%	2.17%
Expected volatility (2)	28.02%	34.14%	29.21%	34.34%
Risk-free interest rate (3)	1.89%	1.01%	2.03%	1.20%
Expected term of options (years) (4)	4.24	4.31	4.14	4.25
Weighted-avg. grant date fair value	$3.86	$3.64	$4.29	$3.66
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of June 30, 2017, there was $14,050,223 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of June 30, 2017, there was $194,729 unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 427,000 shares under the non-employee director plan through June 30, 2017. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of June 30, 2017, the Company has granted 709,595 shares under this plan.

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

Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2017, the Company had unearned stock-based compensation of $18,588,951 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and six months ended June 30, 2017 was $1,285,847 and $2,226,658, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency translation adjustments:
Balance at beginning of period	$(2,674,409)	$279,935	$(2,862,999)	$(44,909)
Other Comprehensive income (loss) before reclassifications	1,495,210	(1,753,823)	1,683,800	(1,428,979)
Net current-period change	1,495,210	(1,753,823)	1,683,800	(1,428,979)
Balance at end of period	(1,179,199)	(1,473,888)	(1,179,199)	(1,473,888)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	4,199,640	622,330	2,788,975	829,907
Other Comprehensive income (loss) before reclassifications	1,164,243	232,539	2,739,626	(275,809)
Amounts reclassified from accumulated other comprehensive income	(545,206)	16,076	(709,924)	316,847
Net current-period change	619,037	248,615	2,029,702	41,038
Balance at end of period	4,818,677	870,945	4,818,677	870,945
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(779,997)	(2,794,347)	(1,197,281)	(1,915,834)
Other comprehensive income (loss) before reclassifications	(23,617)	(437,811)	123,701	(1,675,287)
Amounts reclassified from accumulated other comprehensive income	345,292	359,503	615,258	718,466
Net current-period change	321,675	(78,308)	738,959	(956,821)
Balance at end of period	(458,322)	(2,872,655)	(458,322)	(2,872,655)

Accumulated other comprehensive income (loss), end of period	$3,181,156	$(3,475,598)	$3,181,156	$(3,475,598)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents details of reclassifications out of other comprehensive income for the six months ended June 30, 2017 and 2016.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gains on available-for-sale securities
Realized gain (loss) on sale of securities	$838,778	$(24,733)	$1,092,191	$(487,457)	Other, net
Provision for Income Taxes	(293,572)	8,657	(382,267)	170,610	Provision for Income Taxes
	$545,206	$(16,076)	$709,924	$(316,847)	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(531,219)	$(553,083)	$(946,552)	$(1,105,333)	Other, net
Provision for Income Taxes	185,927	193,580	331,294	386,867	Provision for Income Taxes
	$(345,292)	$(359,503)	$(615,258)	$(718,466)	Net of tax

Total reclassifications for the period	$199,914	$(375,579)	$94,666	$(1,035,313)	Net of tax

(9)	Debt and Financing Arrangements

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

During the three and six months ended June 30, 2017, the Company made principal repayments of $26.9 million and $68.8 million respectively, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $20.0 million to pay down the remaining balance on the Revolver and $5.0 million on the Term Loan during the second quarter of 2017, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. During the first quarter of 2017, the Company additionally reclassified $100 million of long-term debt to short-term debt as a result of the Company's current plans to make accelerated debt payments over the course of the next year. As of June 30, 2017, there was no outstanding balance on the Revolver. Under current terms of the Term Loan, the Company is required to make principal repayments of $7.5 million annually, but currently intends to make accelerated debt repayments through the maturity date of the Term Loan. As of June 30, 2017, $116.9 million was outstanding under the Term Loan.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

As of June 30, 2017, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2017, the interest rate on its borrowings is equal to 2.23%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.7 million and $1.6 million during the three and six months ended June 30, 2017, respectively, and $0.8 million and $1.7 million during the three and six months ended June 30, 2016, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the interest rate swap was $0.4 million and $0.9 million during the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.1 million during the three and six months ended June 30, 2016, respectively.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	June 30, 2017	December 31, 2016
Interest Rate Swap	$150,000,000	$150,000,000

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	June 30, 2017	December 31, 2016
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$904,955	$1,841,970

Based on loan balances as of June 30, 2017 and the effective interest swap date of July 31, 2015, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million dollars on an annual basis.

(10)	Equity

The decrease in common stock during the six months ended June 30, 2017, was primarily due to the repurchases of 3,655,278 shares pursuant to the Company's previously announced share repurchase plan, of which was partially offset by the issuance of 2,126,386 shares of the Company’s common stock under the Company’s stock-based compensation plans, for a net decrease of 1,528,892 shares.

The Company announced a $.01 per share increase in its quarterly cash dividend rate during the second quarter of 2017. As such, the Company recorded a cash dividend of $0.10 during the second quarter of 2017 as compared to a cash dividend of $.090 per share during the second quarter of 2016. The second quarter 2017 dividend of $28.6 million, was declared on May 18, 2017, and was paid on July 19, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Automotive Products	$433,922,260	$414,403,115	$879,574,835	$808,372,062
Other	9,216,813	9,397,663	17,099,488	20,996,502
Total	$443,139,073	$423,800,778	$896,674,323	$829,368,564
Income from operations:
Automotive Products	$123,222,811	$125,571,809	$255,727,768	$241,552,426
Other	2,641,703	3,173,912	4,563,866	8,042,285
Total	$125,864,514	$128,745,721	$260,291,634	$249,594,711

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)    Income Taxes
The effective tax rate was 29.2% in the six months ended June 30, 2017 compared to 32.5% for the same period in 2016. Effective tax rates for these periods differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the same period of 2016 is primarily due to favorable discrete items that impacted the Company's tax provision in the amount of $5.8 million, of which $3.8 million was related to a change in tax method and $2.0 million was related to the first quarter adoption of ASU 2016-09, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. Of this $2.0 million related to the adoption of ASU 2016-09, $1.8 million was related to the first quarter 2017, and $0.2 million was related to the second quarter 2017. The new ASU and its impacts on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2017 VERSUS SECOND QUARTER 2016
Net Sales. Net sales for the second quarter of 2017 increased by $19.3 million or 5% when compared with the second quarter of 2016.
Automotive net sales for the second quarter of 2017 increased 5% to $433.9 million, compared with automotive net sales of $414.4 million in the second quarter of 2016, driven primarily by a 6% quarter-over-quarter increase in automotive mirror unit shipments. Automotive mirror unit shipments in the second quarter of 2017 increased 6% to 9.8 million units compared with the second quarter of 2016, primarily due to increased international shipments of the Company's interior and exterior auto-dimming mirrors, which was partially offset by decreased North American mirror shipments.

The below table represents the Company's auto dimming mirror unit shipments for the three and six months ended June 30, 2017, and 2016. (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
North American Interior Mirrors	2,231	2,316	(4)%	4,591	4,576	—%
North American Exterior Mirrors	914	929	(2)%	1,831	1,793	2%
Total North American Mirror Units	3,146	3,245	(3)%	6,422	6,370	1%
International Interior Mirrors	4,826	4,392	10%	9,644	8,512	13%
International Exterior Mirrors	1,816	1,629	11%	3,642	3,212	13%
Total International Mirror Units	6,642	6,021	10%	13,286	11,724	13%
Total Interior Mirrors	7,058	6,708	5%	14,235	13,089	9%
Total Exterior Mirrors	2,730	2,559	7%	5,472	5,005	9%
Total Auto-Dimming Mirror Units	9,788	9,267	6%	19,707	18,094	9%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $9.2 million in the second quarter of 2017, a decrease of 2%, compared to $9.4 million in the second quarter of 2016.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.3% for the second quarter of 2017 versus 60.6% in the second quarter of 2016. The quarter over quarter net decrease in the gross profit margin was the result of annual customer price reductions that were not fully offset by purchasing cost reductions, and the Company's inability to leverage fixed overhead costs as a result of unfavorable product mix. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 100 - 150 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the second quarter of 2017 increased 9% or $2.2 million when compared with the second quarter of 2016, primarily due to increased staffing levels which continue to support growth and the development of new business.

Selling, general and administrative (S, G & A) expenses increased by 8% or $1.1 million for the second quarter of 2017 compared to the second quarter of 2016. S, G & A expenses, notwithstanding the quarter over quarter increase, remained at approximately 4% of net sales in the second quarter of 2017 and in the second quarter of 2016. S, G, & A expenses increased primarily due to increased staffing levels and benefits.

Total operating expenses were $41.3 million in the second quarter of 2017, which increased 9% or $3.3 million, from $38.0 million in the second quarter of 2016.

Total Other (Loss) Income. Total other income for the second quarter of 2017 increased by $3.2 million when compared with the second quarter of 2016, primarily due to an increase in investment income and realized gains on the sale of equity investments in the second quarter of 2017 versus the same quarter in the prior year.
Provision for Income Taxes. The effective tax rate was 30.8% in the second quarter of 2017 compared to 32.2% for same quarter of 2016. Effective tax rates differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the second quarter of 2017 compared to the same period of 2016 is primarily due to increased income at foreign subsidiaries with a lower tax rate, as well as favorable discrete items that impacted the Company's tax provision in the amount of $0.2 million related to the adoption of ASU 2016-09 during the first quarter of 2017, which requires recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impact on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Net Income. Net income for the second quarter of 2017 increased by $2.1 million or 2% when compared with the second quarter of 2016, due to increases in sales and other income.
SIX MONTHS ENDED JUNE 30, 2017 VERSUS SIX MONTHS ENDED JUNE 30, 2016
Net Sales. Net sales for the six months ended June 30, 2017 increased by $67.3 million or 8.1% when compared with the same period in 2016.
Automotive net sales for the first six months of 2017 were $879.6 million, up 9% compared with automotive net sales of $808.4 million for the first six months of 2016, driven by a 9% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the six months ended June 30, 2017 increased 1% to 6.4 million units compared with same period in 2016, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors. International automotive mirror unit shipments in the six months ended June 30, 2017 increased 13% to 13.3 million units compared with the same period in 2016 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.7% for the first six months of 2017, versus 60.8% in the same period last year. The period over period decrease in gross margin on a year to date basis was primarily due to annual customer price reductions that were not fully offset by purchasing cost reductions and the Company's inability to leverage fixed overhead costs as a result of unfavorable product mix. Annual customer price reductions had a negative impact of approximately 100 - 150 basis points, while inability to leverage fixed overhead had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the six months ended June 30, 2017 increased 9.2% or $4.2 million when compared with the same period last year, primarily due increased staffing levels due to development and launch of new business.
Selling, general and administrative (S, G & A) expenses for the first six months of 2017 increased 8.8% or $2.6 million when compared with the same period last year, primarily due to increases in staffing and benefits.
Total Other Income. Total other income for the six months ended June 30, 2017 increased by $4.9 million when compared with the same period last year, primarily due to an increase in investment income and realized gains on the sale of equity investments in the first six months of 2017 compared to the first six months of 2016.
Taxes. The effective tax rate was 29.2% for the six months ended June 30, 2017 compared to 32.5% for same period of 2016. The decrease in the effective tax rate for the six months ended June 30, 2017 compared to the same period of 2016 is primarily due to favorable discrete items that impacted the Company's tax provision in the amount of $5.8 million, of which $3.8 million was related to a change in tax method and $2.0 million was related to the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impact on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Net Income. Net income for the six months ended June 30, 2017 increased by $19.3 million or 11.6% to $186 million versus $167 million in the same period last year, due to increases in sales, other income, and the favorable tax impacts related to the discrete tax items previously described.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2017 was $580.6 million, which increased approximately $34.1 million compared to $546.5 million as of December 31, 2016. The increase was primarily due to positive cash flow from operations, but was partially offset by the accelerated repayment of debt, capital expenditures, dividends, and share repurchases during the six months ended June 30, 2017.
Short-term investments as of June 30, 2017 were $184.6 million, up from $177.0 million as of December 31, 2016, primarily due to investment purchases, as well as positive investment performance resulting in increased unrealized gains for the six month period ended June 30, 2017. Long-term investments were $49.3 million as of June 30, 2017, compared to $49.9 million as of December 31, 2016.
Accounts receivable as of June 30, 2017 increased approximately $17.7 million compared to December 31, 2016, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of June 30, 2017 increased approximately $7.2 million when compared to December 31, 2016, primarily due to increases in raw materials to meet forecasted production demand.
Accounts payable as of June 30, 2017 increased approximately $3.0 million when compared to December 31, 2016 primarily due to the timing of certain purchases and payments within the quarters.
Accrued liabilities as of June 30, 2017 increased approximately $118.3 million compared to December 31, 2016, primarily due to the reclassification of $100 million of long-term debt to short-term debt in the first quarter of 2017 as a result of the Company's plans to make accelerated debt payments over the course of the next year. The remainder of the increase is a result of increased accrued taxes and compensation, reflecting the timing of certain tax and compensation payments.
Long term debt as of June 30, 2017 decreased by $168.8 million compared to December 31, 2016, due to the Company's principal repayments on its Term Loan and Revolver, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements, as well as the aforementioned reclassification of $100 million of debt from long-term to short-term.
Cash flow from operating activities for the six months ended June 30, 2017, increased $8.4 million to $263.6 million, compared with $255.1 million during the same six month period last year, primarily due to changes in working capital, which was partially offset by increases in net income. Cash flows from operating activities for the six months ended June 30, 2016 were also impacted by the adoption of ASU 2016-09 in the first quarter of 2017, which impacted the classification of tax benefits from share-based payment arrangements. The new ASU and its impact on the Company's Consolidated Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Capital expenditures for the six months ended June 30, 2017 were approximately $56.2 million, compared with approximately $54.8 million for the same six month period last year.
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

	June 30, 2017	December 31, 2016
Working Capital	$933,558,034	$1,005,131,050
Long Term Investments	49,260,381	49,894,363
Total	$982,818,415	$1,055,025,413

The decrease in working capital as of June 30, 2017 is primarily due to the reclassification of $100 million of long-term debt to short-term debt as a result of the Company's plans to make accelerated debt payments over the course of the next year. The Company believes it has the ability to make such accelerated debt payments.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three and six months ended June 30, 2017, the Company repurchased 2,181,875 and 3,655,278 shares, respectively, under this share repurchase plan. The Company has 3,090,542 shares remaining under the plan as of June 30, 2017, as is further detailed in Part II, Item 2 of this Form 10-Q.

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

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 11 vehicle models during the first quarter and on a net new 24 vehicle models during the second quarter of 2017. Of these product launches in the second quarter, approximately two-thirds of the launches represent advanced feature launches.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These net additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on existing models, helped drive a 5% organic growth rate for interior mirrors and a 7% organic growth rate for exterior mirrors during the second quarter of 2017 compared to the same quarter in the prior year, despite a 1% quarter over quarter decrease in light vehicle production in the Company's primary markets.

PRODUCT UPDATE

The Full Display Mirror® began production in the fourth quarter of 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company continues to work on the development and launch of the Full Display Mirror® for its initial five customers. As of the second quarter of 2017, the Company is currently shipping production Full Display Mirrors to two of the five OEMs. For the second OEM, Subaru, the Company is the system supplier, which includes the rearward facing camera in addition to the Full Display Mirror®. The Company continues to see interest from other automotive OEMs as well.

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
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States. No final ruling or legislation, however, has been made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, however, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. Additionally, NHTSA recently published its Fiscal Year 2018 Budget Estimate that references rear visibility as an area for deregulation consideration. The Unified Agenda of Regulatory and Deregulatory Actions, however, recently published by the Trump Administration (published after the NHTSA Fiscal Year 2018 Budget Estimate) does not reference rule making for new or changed requirements of the rear visibility standard.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. As of January 2017, Camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. By using different types of flat and curved glass, combined with simple alterations to the video viewing modes, the Company's CMS system, discussed above, can be tuned to meet the various regulatory field-of-view requirements within the aforementioned regions which allow camera monitoring systems to replace mirrors. However, notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and will, at least for some period of time, remain the primary safety function for rear vision. Cameras, when used as the sole rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company acknowledges that as such technology evolves over time, there could be increased competition.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system system, with an estimated 50 million units on the road. The system consists of three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the next-generation HomeLink®, a HomeLink® button press communicates with the HomeLink® app on the user’s smartphone via Bluetooth Low Energy. The app contains pre-defined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices. providing comprehensive vehicle-to-home automation, which provides the ability to prepare the home for arrival or departure with one button press. For the automaker, it allows them to offer a customizable yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company has begun its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or "ITM"® enables travel across all North American toll roads, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with production deliveries currently scheduled for calendar year 2019, which may vary based on automaker vehicle launch timing.

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

On December 8, 2015 the National Highway Traffic Safety Administration (NHTSA) proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   In January 2017, NHTSA published a notice on SafeCar.gov stating the new goal for implementation was calendar year 2019 for model year 2020. The notice has, however, been removed from the aforementioned website after the January 20, 2017 Regulatory Freeze Pending Review Memorandum from the Trump Administration. In addition, the aforementioned NHTSA Fiscal Year 2018 Budget Estimate allocated a portion of the budget for NCAP, including the possibility of a new comment period and that NHTSA will consider modernizing portions of the lighting standard to permit innovation in the area of adaptive driving-beam headlights. The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the July 2017 light vehicle production forecasts indicated in the table below, the Company has updated certain guidance for calendar year 2017.

Light Vehicle Production (per IHS Automotive July light vehicle production forecast)
(in Millions)
Region	3Q 2017	3Q 2016	% Change	4Q 2017	4Q 2016	% Change	Calendar Year 2017	Calendar Year 2016	% Change
North America	4.21	4.42	(5)%	4.33	4.36	(1)%	17.54	17.83	(2)%
Europe	4.94	4.75	4%	5.63	5.36	5%	22.14	21.54	3%
Japan and Korea	3.32	3.01	10%	3.36	3.48	(3)%	13.42	12.91	4%
Total Light Vehicle Production	12.47	12.18	2%	13.32	13.20	1%	53.10	52.28	2%
Based on the above production estimates and actual financial results through six months ended June 30, 2017, the Company now estimates that top line revenue for calendar year 2017 will be between $1.79 and $1.83 billion. Based on the July 2017 IHS light vehicle production forecast and current forecasted product mix for the 3rd and 4th quarter 2017, the Company currently expects revenues in the second half of calendar year 2017 to increase between 6% and 10% when compared with the 3rd and 4th quarters of calendar year 2016, with the 3rd quarter of 2017 expected to be at or around the lower end of the range and the 4th quarter of 2017 expected to be at or around the higher end of the range. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.
The Company continues to see order rates and booked business that allow for these estimates despite relatively modest vehicle production increases in our primary markets. Nevertheless, uncertainties remain including: light vehicle production levels; supplier part shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.

Based on actual results for the second quarter, currently forecasted sales and product mix, the Company now estimates that the gross profit margin will be between 38.5% and 39.0% for calendar year 2017.
The Company also estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $165 and $170 million for calendar year 2017, primarily due to staffing and benefit costs which continue to support growth and the development of new business. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
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

Lastly, based on 2018 light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2018, which continues to be estimated to be over and above the foregoing 2017 revenue estimates in the range of 6% to 10%.

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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2017, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The following is a summary of share repurchase activity during the three months ended June 30, 2017:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2017	662,681	21.14	662,681	6,083,139
February 2017	410,224	20.43	410,224	5,672,915
March 2017	400,498	21.47	400,498	5,272,417
1st Quarter 2017 Total	1,473,403	21.03	1,473,403

April 2017	565,525	20.17	565,525	4,706,892
May 2017	1,141,197	19.60	1,141,197	3,565,695
June 2017	475,153	18.50	475,153	3,090,542
2nd Quarter 2017 Total	2,181,875	19.51	2,181,875

2017 Total	3,655,278	20.12	3,655,278	3,090,542

*See above and below for additional plan details.

As of June 30, 2017, the Company has repurchased 78,409,458 shares at a total cost of $792,777,995 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
Totals	78,409,458	$792,777,995

Item 6.	Exhibits.

See Exhibit Index on Page 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 4, 2017	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 4, 2017	/s/ Steven R. Downing
Steven R. Downing
Senior Vice President and Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	August 4, 2017	/s/ Kevin C. Nash
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