Form 10-Q
period 2017-09-30
GENTEX CORP
filed 2017-11-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017, or

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 20, 2017
Common Stock, $.06 Par Value	283,902,844

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2017
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016

	September 30, 2017 (Unaudited)	December 31, 2016 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$561,999,767	$546,477,075
Short-term investments	178,650,929	177,021,197
Accounts receivable, net	240,505,816	211,591,745
Inventories	206,657,817	189,311,437
Prepaid expenses and other	16,047,166	30,587,575
Total current assets	1,203,861,495	1,154,989,029

PLANT AND EQUIPMENT—NET	493,663,599	465,822,467

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	51,663,435	49,894,363
Intangible Assets, net	293,800,000	308,275,000
Patents and other assets, net	21,276,820	23,273,129
Total other assets	674,106,100	688,808,337
Total assets	$2,371,631,194	$2,309,619,833

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$79,903,534	$79,963,630
Accrued liabilities and current portion of long-term debt	185,019,306	69,894,349
Total current liabilities	264,922,840	149,857,979

LONG TERM DEBT	—	178,125,000

DEFERRED INCOME TAXES	80,443,155	71,212,620

TOTAL LIABILITIES	345,365,995	399,195,599

SHAREHOLDERS’ INVESTMENT
Common stock	17,038,791	17,264,251
Additional paid-in capital	713,624,374	683,446,463
Retained earnings	1,289,596,619	1,210,984,825
Accumulated other comprehensive income	6,005,415	(1,271,305)
Total shareholders’ investment	2,026,265,199	1,910,424,234
Total liabilities and shareholders’ investment	$2,371,631,194	$2,309,619,833

Note: The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET SALES	$438,627,786	$429,643,276	$1,335,302,109	$1,259,011,840

COST OF GOODS SOLD	267,398,126	255,821,376	821,063,869	759,726,593
Gross profit	171,229,660	173,821,900	514,238,240	499,285,247

OPERATING EXPENSES:
Engineering, research and development	24,770,279	23,585,115	75,165,946	69,748,112
Selling, general & administrative	17,386,729	16,024,504	49,708,008	45,730,143
Total operating expenses	42,157,008	39,609,619	124,873,954	115,478,255

Income from operations	129,072,652	134,212,281	389,364,286	383,806,992

OTHER INCOME (LOSS)
Investment income	2,139,387	916,556	5,348,052	2,480,699
Other Loss, net	(379,996)	(800,855)	(1,071,628)	(4,781,387)
Total Other Income (Loss)	1,759,391	115,701	4,276,424	(2,300,688)

Income before provision for income taxes	130,832,043	134,327,982	393,640,710	381,506,304

PROVISION FOR INCOME TAXES	40,601,708	42,263,336	117,317,687	122,676,422

NET INCOME	$90,230,335	$92,064,646	$276,323,023	$258,829,882

EARNINGS PER SHARE:
Basic	$0.32	$0.32	$0.97	$0.90
Diluted	$0.31	$0.32	$0.96	$0.89

Cash Dividends Declared per Share	$0.100	$0.090	$0.290	$0.265

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$90,230,335	$92,064,646	$276,323,023	$258,829,882

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	1,182,152	162,343	2,865,952	(1,266,636)
Unrealized gains (losses) on derivatives	239,215	1,070,229	1,376,077	(401,803)
Unrealized gains on available-for sales securities, net	2,287,103	3,345,885	5,409,722	3,409,021

Other comprehensive income (loss), before tax	3,708,470	4,578,457	9,651,751	1,740,582

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	884,211	1,545,640	2,375,031	1,052,527

Other comprehensive income (loss), net of tax	2,824,259	3,032,817	7,276,720	688,055

Comprehensive Income	$93,054,594	$95,097,463	$283,599,743	$259,517,937

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276,323,023	$258,829,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,858,551	68,853,761
Gain on disposal of assets	(163,984)	(10,900)
Loss on disposal of assets	288,323	796,234
Gain on sale of investments	(1,028,505)	(3,170,455)
Loss on sale of investments	113,091	3,512,544
Deferred income taxes	6,855,507	2,204,030
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	13,090,804	14,503,307
Change in operating assets and liabilities:
Accounts receivable, net	(28,914,071)	(33,267,389)
Inventories	(17,346,380)	(4,658,192)
Prepaid expenses and other	14,540,408	21,515,247
Accounts payable	(60,096)	4,647,045
Accrued liabilities, excluding dividends declared and short-term debt	13,999,423	22,661,540
Net cash provided by operating activities	352,556,094	356,416,654

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	2,888,493	75,741,184
Maturities and calls	18,100,000	—
Purchases	(18,062,164)	(182,664,625)
Plant and equipment additions	(86,111,836)	(91,497,229)
Proceeds from sale of plant and equipment	192,756	516,667
Decrease (Increase) in other assets	2,432,320	(2,416,610)
Net cash used for investing activities	(80,560,431)	(200,320,613)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of debt	(78,125,000)	(30,625,000)
Issuance of common stock from stock plan transactions	31,896,752	55,449,028
Cash dividends paid	(80,417,057)	(75,217,692)
Repurchases of common stock	(129,827,666)	(122,741,623)
Net cash used for financing activities	(256,472,971)	(173,135,287)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,522,692	(17,039,246)

CASH AND CASH EQUIVALENTS, beginning of period	546,477,075	551,557,527

CASH AND CASH EQUIVALENTS, end of period	$561,999,767	$534,518,281

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2016 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2017, and the results of operations and cash flows for the interim periods presented.

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

The Company is currently finalizing its evaluation of the impact of this standard on its operations, consolidated financial statements and footnote disclosures. The assessment phase of this evaluation has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The implementation team has also made substantial progress in the contract review phase of this evaluation, which includes identifying the population of contracts for a deeper analysis of the potential accounting impact due to the new standard for individual contracts. As a result, the Company expects to continue recognizing revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. The Company anticipates it will expand its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU. Additionally, the Company anticipates testing the new controls and processes designed to comply with the standard in 2017 to permit the Company’s adoption on January 1, 2018.

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

Impact to Consolidated Statements of Income
One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits or deficiencies related to share-based compensation. For example, prior to adopting ASU 2016-09 such benefits and deficiencies were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these benefits and deficiencies are recognized as a discrete tax benefit or discrete tax expense, in the Company’s Consolidated Statements of Income. For the three and nine months ended September 30, 2017, the Company recognized a net discrete tax benefit of $0.6 million and $2.6 million, respectively, related to net tax benefits from share-based compensation. ASU 2016-09 requires companies to adopt the amendment related to accounting for benefits and deficiencies on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Income for the three and nine months ended September 30, 2016 related to the $1.4 million and $1.3 million of net tax benefits the Company recognized as additional paid-in capital during each respective period. Net tax benefits of $1.4 million and $1.3 million, respectively, recognized as additional paid-in-capital during the three and nine months ended September 30, 2016 includes gross tax benefits of $1.7 million net of $0.3 million tax expense for the three months ended September 30, 2016, and gross tax benefits of $2.7 million net of $1.4 million tax expense for the nine months ended September 30, 2016. In consideration of the impact of the adoption of this standard to earnings per share, the total impact of adoption of this standard to the earnings per share calculation was less than $.01 for each of the three and nine month periods ending September 30, 2017.

Impact to Consolidated Statements of Cash Flows
In addition to the income tax consequences described above, under ASU 2016-09 all tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, tax benefits from share-based payment arrangements were reported as cash flows from financing activities. With respect to the classification of tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, the Company elected to reclassify $3.4 million of tax expense previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 as cash flows from operating activities.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2016 and September 30, 2017 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$34,367,408	$(18,185,165)	$16,182,243	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(60,000,000)	120,000,000	12 years
Existing Customer Platforms	43,000,000	(17,200,000)	25,800,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(77,200,000)	$293,800,000

Total Patents & Other Intangible Assets	$405,367,408	$(95,385,165)	$309,982,243

As of December 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$33,002,468	$(16,481,728)	$16,520,740	various

HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(48,750,000)	$131,250,000	12 years
Existing Customer Platforms	43,000,000	(13,975,000)	$29,025,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(62,725,000)	$308,275,000

Total Patents & Other Intangible Assets	$404,002,468	$(79,206,728)	$324,795,740

Amortization expense on patents and intangible assets was approximately $5.6 million and $16.9 million, respectively, during the three and nine month periods ended September 30, 2017, compared to approximately $5.6 million and $16.7 million, respectively, for the same periods ended September 30, 2016.

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
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2017, and December 31, 2016:
As of September 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$561,999,767	$561,999,767	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Corporate Bonds	7,709,586	—	7,709,586	—
Government Securities	14,026,870	—	14,026,870	—
Mutual Funds	26,693,214	—	26,693,214	—
Other	221,259	221,259	—	—
Long-Term Investments:
Corporate Bonds	3,033,780	—	3,033,780	—
Common Stocks	14,606,120	14,606,120	—	—
Mutual Funds – Equity	33,234,535	33,234,535	—	—
Preferred Stock	789,000	789,000	—	$—
Total	$792,314,131	$740,850,681	$51,463,450	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$546,477,075	$546,477,075	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	13,993,480	—	13,993,480	—
Mutual Funds	26,116,681	—	26,116,681	—
Corporate Bonds	6,698,382	—	6,698,382	—
Other	212,653	212,653	—	—
Long-Term Investments:
Corporate Bonds	1,948,556	—	1,948,556	—
Common Stocks	12,849,007	12,849,007	—	—
Mutual Funds	28,872,010	28,872,010	—	—
Preferred Stock	714,000	714,000	—	—
Government Securities	5,510,790	—	5,510,790	—
Total	$773,392,634	$719,124,745	$54,267,889	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2017, and December 31, 2016:

As of September 30, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	14,041,499	—	(14,629)	14,026,870
Mutual Funds	26,755,214	56,844	(118,844)	26,693,214
Corporate Bonds	7,700,108	9,478	—	7,709,586
Other	221,259	—	—	221,259
Long-Term Investments:
Corporate Bonds	3,028,681	5,099	—	3,033,780
Common Stocks	10,630,324	4,341,708	(365,912)	14,606,120
Mutual Funds – Equity	27,491,364	5,743,171	—	33,234,535
Preferred Stock	745,462	43,538	—	789,000
Total	$220,613,911	$10,199,838	$(499,385)	$230,314,364

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

As of December 31, 2016:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	14,003,644	—	(10,164)	13,993,480
Mutual Funds	26,326,674	27,459	(237,452)	26,116,681
Corporate Bonds	6,706,721	—	(8,339)	6,698,382
Other	212,653	—	—	212,653
Long-Term Investments:
Corporate Bonds	1,955,292	—	(6,736)	1,948,556
Common Stocks	9,825,550	3,349,962	(326,505)	12,849,007
Mutual Funds	27,329,164	1,830,992	(288,146)	28,872,010
Preferred Stock	745,462	360	(31,822)	714,000
Government Securities	5,519,668	661	(9,539)	5,510,790
Total	$222,624,828	$5,209,434	$(918,703)	$226,915,559

Unrealized losses on investments as of September 30, 2017, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$384,514	$37,750,442
Greater than one year	114,871	283,040
Total	$499,385	$38,033,482
Unrealized losses on investments as of December 31, 2016, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$767,612	$55,574,292
Greater than one year	151,091	358,120
Total	$918,703	$55,932,412

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)     Investments (continued)

Fixed income securities as of September 30, 2017, have contractual maturities as follows:

Due within one year	$151,736,456
Due between one and five years	3,822,780
Due over five years	—
$155,559,236
(5)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2017	December 31, 2016
Raw materials	$127,675,167	$115,099,569
Work-in-process	29,950,794	32,509,368
Finished goods	49,031,856	41,702,500
Total Inventory	$206,657,817	$189,311,437

(6)	Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerators:
Numerator for both basic and diluted EPS, net income	$90,230,335	$92,064,646	$276,323,023	$258,829,882
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	284,661,920	287,736,638	285,915,565	288,466,905
Potentially dilutive shares resulting from stock plans	2,359,030	2,717,187	3,145,936	2,557,758
Denominator for diluted EPS	287,020,950	290,453,825	289,061,501	291,024,663

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	807,013	1,818,032	2,847,247	4,193,947

(7)	Stock-Based Compensation Plans
As of September 30, 2017, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2016, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,067,076 and $9,957,687 for the three and nine months ended September 30, 2017, respectively, and $3,724,780 and $11,558,462 for the three and nine months ended September 30, 2016, respectively. Compensation cost for share based

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

payment awards capitalized as part of inventory as of September 30, 2017 and 2016 was $286,765 and $317,315, respectively.
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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend Yield (1)	2.10%	2.19%	2.15%	2.17%
Expected volatility (2)	23.09%	32.19%	27.68%	33.62%
Risk-free interest rate (3)	1.92%	1.14%	2.00%	1.18%
Expected term of options (years) (4)	4.25	4.29	4.17	4.26
Weighted-avg. grant date fair value	$3.35	$3.91	$4.05	$3.74
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years. As of September 30, 2017, there was $12,629,199 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of September 30, 2017, there was $66,764 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 427,000 shares under the non-employee director plan through September 30, 2017. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2017, the Company has granted 760,890 shares under this plan.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)     Stock-Based Compensation Plans (continued)

Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2017, the Company had unearned stock-based compensation of $20,074,695 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and nine months ended September 30, 2017 was $1,788,162 and $4,014,820, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation adjustments:
Balance at beginning of period	$(1,179,199)	$(1,473,888)	$(2,862,999)	$(44,909)
Other Comprehensive income (loss) before reclassifications	1,182,152	162,343	2,865,952	(1,266,636)
Net current-period change	1,182,152	162,343	2,865,952	(1,266,636)
Balance at end of period	2,953	(1,311,545)	2,953	(1,311,545)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	4,818,677	870,945	2,788,975	829,907
Other Comprehensive income before reclassifications	1,371,712	2,269,315	4,111,338	1,993,505
Amounts reclassified from accumulated other comprehensive income	114,905	(94,489)	(595,019)	222,359
Net current-period change	1,486,617	2,174,826	3,516,319	2,215,864
Balance at end of period	6,305,294	3,045,771	6,305,294	3,045,771
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(458,322)	(2,872,655)	(1,197,281)	(1,915,834)
Other comprehensive income (loss) before reclassifications	424	353,397	124,124	(1,321,890)
Amounts reclassified from accumulated other comprehensive income	155,066	342,252	770,325	1,060,718
Net current-period change	155,490	695,649	894,449	(261,172)
Balance at end of period	(302,832)	(2,177,006)	(302,832)	(2,177,006)

Accumulated other comprehensive income (loss), end of period	$6,005,415	$(442,780)	$6,005,415	$(442,780)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)     Comprehensive Income (continued)

The following table presents details of reclassifications out of other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gains (losses) on available-for-sale securities
Realized (loss) gain on sale of securities	$(176,777)	$145,367	$915,414	$(342,090)	Other, net
Provision for Income Taxes	61,872	(50,878)	(320,395)	119,731	Provision for Income Taxes
	$(114,905)	$94,489	$595,019	$(222,359)	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(238,564)	$(526,542)	$(1,185,116)	$(1,631,875)	Other, net
Provision for Income Taxes	83,498	184,290	414,791	571,157	Provision for Income Taxes
	$(155,066)	$(342,252)	$(770,325)	$(1,060,718)	Net of tax

Total reclassifications for the period	$(269,971)	$(247,763)	$(175,306)	$(1,283,077)	Net of tax

(9)	Debt and Financing Arrangements

Credit Agreement

On September 27, 2013, the Company entered into a Credit Agreement (“Credit Agreement”) with certain banks and agents.

Pursuant to the Credit Agreement, the Company is the borrower under a $150 million senior revolving credit facility (“Revolver”) and a $150 million term loan facility (“Term Loan”). Under the terms of the Credit Agreement, the Company is entitled, to further request an additional aggregate principal amount of up to $75 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. The Revolver expires and the Term Loan matures on September 27, 2018.

During the three and nine months ended September 30, 2017, the Company made principal repayments of $10.0 million and $78.8 million respectively, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $8.1 million on the Term Loan during the third quarter of 2017, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of September 30, 2017, there was no outstanding balance on the Revolver. Under current terms of the Term Loan, the Company is required to make principal repayments of $7.5 million annually. As of September 30, 2017, $106.9 million was outstanding under the Term Loan.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

As of September 30, 2017, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of September 30, 2017, the interest rate on its borrowings is equal to 2.24%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.7 million and $2.3 million during the three and nine months ended September 30, 2017, respectively, and $0.8 million and $2.5 million during the three and nine months ended September 30, 2016, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the interest rate swap was $0.3 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.6 million during the three and nine months ended September 30, 2016, respectively.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

The notional amount of the Company's derivative instruments are as follows:

	September 30, 2017	December 31, 2016
Interest Rate Swap	$150,000,000	$150,000,000

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements (continued)

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	September 30, 2017	December 31, 2016
Financial assets:
Interest Rate Swap Asset	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$653,888	$1,841,970

Based on loan balances as of September 30, 2017 and the effective interest swap date of July 31, 2015, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million dollars on an annual basis.

(10)	Equity

The decrease in common stock during the nine months ended September 30, 2017, was primarily due to the repurchases of 6,868,424 shares pursuant to the Company's previously announced share repurchase plan, which was partially offset by the issuance of 3,110,764 shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 3,757,660 shares.

The Company announced a $.01 per share increase in its quarterly cash dividend rate during the second quarter of 2017. As such, the Company recorded a cash dividend of $0.10 during the third quarter of 2017 as compared to a cash dividend of $.090 per share during the third quarter of 2016. The third quarter 2017 dividend of $28.4 million, was declared on August 23, 2017, and was paid on October 18, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Automotive Products	$428,161,863	$419,793,577	$1,307,736,698	$1,228,165,639
Other	10,465,923	9,849,699	27,565,411	30,846,201
Total	$438,627,786	$429,643,276	$1,335,302,109	$1,259,011,840
Income from operations:
Automotive Products	$125,817,994	$130,567,201	$381,545,762	$372,119,627
Other	3,254,658	3,645,080	7,818,524	11,687,365
Total	$129,072,652	$134,212,281	$389,364,286	$383,806,992

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)    Income Taxes
The effective tax rate was 29.8% in the nine months ended September 30, 2017 compared to 32.2% for the same period in 2016. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the same period of 2016 was also due to favorable discrete items that impacted the Company's tax provision in the amount of $6.3 million, of which: $3.7 million was related to a change in tax method; and $2.6 million was related to the first quarter adoption of ASU 2016-09, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. Of this $2.6 million related to the adoption of ASU 2016-09, $0.6 million was related to the third quarter 2017. The new ASU and its impacts on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2017 VERSUS THIRD QUARTER 2016
Net Sales. Net sales for the third quarter of 2017 increased by $9.0 million or 2% when compared with the third quarter of 2016.
Automotive net sales for the third quarter of 2017 increased 2% to $428.2 million, compared with automotive net sales of $419.8 million in the third quarter of 2016, driven primarily by a 5% quarter-over-quarter increase in automotive mirror unit shipments. Automotive mirror unit shipments in the third quarter of 2017 increased 5% to 9.6 million units compared with the third quarter of 2016, primarily due to increased international shipments of the Company's interior and exterior auto-dimming mirrors, which were partially offset by lowever quarter over quarter North American mirror unit shipments.

The below table represents the Company's auto dimming mirror unit shipments for the three and nine months ended September 30, 2017, and 2016. (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
North American Interior Mirrors	2,102	2,259	(7)%	6,693	6,835	(2)%
North American Exterior Mirrors	842	921	(9)%	2,673	2,714	(2)%
Total North American Mirror Units	2,944	3,179	(7)%	9,366	9,549	(2)%
International Interior Mirrors	4,794	4,258	13%	14,438	12,771	13%
International Exterior Mirrors	1,875	1,675	12%	5,517	4,887	13%
Total International Mirror Units	6,668	5,933	12%	19,954	17,658	13%
Total Interior Mirrors	6,896	6,517	6%	21,130	19,606	8%
Total Exterior Mirrors	2,717	2,596	5%	8,189	7,601	8%
Total Auto-Dimming Mirror Units	9,613	9,113	5%	29,320	27,207	8%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $10.5 million in the third quarter of 2017, an increase of 6%, compared to $9.8 million in the third quarter of 2016.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.0% in the third quarter of 2017 versus 59.5% in the third quarter of 2016. The quarter over quarter net decrease in the gross profit margin was the result of annual customer price reductions that were not fully offset by purchasing cost reductions, and the Company's inability to leverage fixed overhead costs due to the lower growth in sales on a quarter over quarter basis. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 100 - 150 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.

Operating Expenses. Engineering, research and development (E, R & D) expenses for the third quarter of 2017 increased 5% or $1.2 million when compared with the third quarter of 2016, primarily due to increased staffing levels, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative (S, G & A) expenses increased by 9% or $1.4 million for the third quarter of 2017 compared to the third quarter of 2016. S, G & A expenses, notwithstanding the quarter over quarter increase, remained at approximately 4% of net sales in the third quarter of 2017 and in the third quarter of 2016. S, G, & A expenses increased primarily due to increased staffing levels and travel.

Total operating expenses were $42.2 million in the third quarter of 2017, which increased 6% or $2.5 million, from $39.6 million in the third quarter of 2016.

Total Other (Loss) Income. Total other income for the third quarter of 2017 increased by $1.6 million when compared with the third quarter of 2016, primarily due to an increase in investment income and reduced interest expense in the third quarter of 2017 versus the same quarter in the prior year.
Provision for Income Taxes. The effective tax rate was 31.0% in the third quarter of 2017 compared to 31.5% for same quarter of 2016. Generally, effective tax rates differ from statutory federal income tax rates, due to the domestic manufacturing deduction, provisions for state and local income taxes and permanent tax differences. The decrease in the effective tax rate for the third quarter of 2017 compared to the same period of 2016 was also due to favorable discrete items that impacted the Company's tax provision in the amount of $0.6 million for the third quarter related to the adoption of ASU 2016-09 during the first quarter of 2017, which requires recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impact on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Net Income. Net income for the third quarter of 2017 decreased by $1.8 million or 2% when compared with the third quarter of 2016, due to decreases in gross profit margin and increases in operating expense.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2016
Net Sales. Net sales for the nine months ended September 30, 2017 increased by $76.3 million or 6% when compared with the same period in 2016.
Automotive net sales for the first nine months of 2017 were $1.3 billion, up 6% compared with automotive net sales of $1.2 billion for the first nine months of 2016, driven by a 8% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the nine months ended September 30, 2017 decreased 2% to 9.4 million units compared with same period in 2016, primarily due to the decline in North American light vehicle production. International automotive mirror unit shipments in the nine months ended September 30, 2017 increased 13% to 20.0 million units compared with the same period in 2016 primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 61.5% for the first nine months of 2017, versus 60.3% in the same period last year. The period over period decrease in gross margin on a year to date basis was primarily due to annual customer price reductions that were not fully offset by purchasing cost reductions and the Company's inability to leverage fixed overhead costs as a result of unfavorable product mix. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 100 - 150 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2017 increased 7.8% or $5.4 million when compared with the same period last year, primarily due to increased staffing levels due to development and launch of new business.
S, G & A expenses for the first nine months of 2017 increased 8.7% or $4.0 million when compared with the same period last year, primarily due to increases in staffing levels and travel expenses.
Total Other Income. Total other income for the nine months ended September 30, 2017 increased by $6.6 million when compared with the same period last year, primarily due to an increase in investment income and realized gains on the sale of equity investments in the first nine months of 2017 compared to the first nine months of 2016.
Taxes. The effective tax rate was 29.8% for the nine months ended September 30, 2017 compared to 32.2% for same period of 2016. The decrease in the effective tax rate for the nine months ended September 30, 2017 compared to the same period of 2016 is primarily due to favorable discrete items that impacted the Company's tax provision in the amount of $6.3 million, of which: $3.7 million was related to a change in tax method; and $2.6 million was related to the adoption of ASU 2016-09 during the first quarter of 2017, which requires prospective recognition of excess tax benefits and deficiencies from stock-based compensation arrangements in the income statement as a component of the income tax provision. The new ASU and its impact on the Company's Consolidated Statements of Income and Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.

Net Income. Net income for the nine months ended September 30, 2017 increased by $17.5 million or 6.8% to $276 million versus $259 million in the same period last year, due to increases in sales, other income, and the favorable tax impacts related to the discrete tax items previously described.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2017 was $562.0 million, which increased approximately $15.5 million compared to $546.5 million as of December 31, 2016. The increase was primarily due to positive cash flow from operations, but was partially offset by the accelerated repayment of debt, capital expenditures, dividends, and share repurchases during the nine months ended September 30, 2017.
Short-term investments as of September 30, 2017 were $178.7 million, up from $177.0 million as of December 31, 2016, primarily due to investment purchases, as well as positive investment performance resulting in unrealized gains for the nine month period ended September 30, 2017. Long-term investments were $51.7 million as of September 30, 2017, compared to $49.9 million as of December 31, 2016.
Accounts receivable as of September 30, 2017 increased approximately $28.9 million compared to December 31, 2016, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of September 30, 2017 increased approximately $17.3 million when compared to December 31, 2016, primarily due to increases in raw materials and finished goods to meet forecasted production demand.
Accounts payable as of September 30, 2017 decreased approximately $0.1 million when compared to December 31, 2016.
Accrued liabilities and current portion of long-term debt as of September 30, 2017 increased approximately $115.1 million compared to December 31, 2016, primarily due to the reclassification of the Company's long-term debt to short-term debt in connection with the September 27, 2018 maturity of the aforementioned debt balances. The remainder of the increase is a result of increased accrued compensation, reflecting the timing of certain compensation payments.
Long term debt as of September 30, 2017 decreased by $178.1 million compared to December 31, 2016, due to the Company's principal repayments on its Term Loan and Revolver, further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements, as well as the aforementioned reclassification of debt from long-term to short-term in connection with the September 27, 2018 maturity of the Company's debt.
Cash flow from operating activities for the nine months ended September 30, 2017, decreased $3.9 million to $352.6 million, compared with $356.4 million during the same nine month period last year, primarily due to changes in working capital, which were partially offset by an increase in net income. Cash flows from operating activities for the nine months ended September 30, 2016 were also impacted by the adoption of ASU 2016-09 in the first quarter of 2017, which impacted the classification of tax benefits from share-based payment arrangements. The new ASU and its impact on the Company's Consolidated Statements of Cash Flows are further described in Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Capital expenditures for the nine months ended September 30, 2017 were approximately $86.1 million, compared with approximately $91.5 million for the same nine month period last year.
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

	September 30, 2017	December 31, 2016
Working Capital	$938,938,655	$1,005,131,050
Long Term Investments	51,663,435	49,894,363
Total	$990,602,090	$1,055,025,413

The decrease in working capital as of September 30, 2017 is primarily due to the reclassification of long-term debt to short-term debt. The Company believes it has the ability to make the debt payments in anticipation of the debt maturity on September 27, 2018.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three and nine months ended September 30, 2017, the Company repurchased 3,213,146 and 6,868,424 shares, respectively, under this share repurchase plan. The Company has 14,877,396 shares remaining under the plan as of September 30, 2017, as is further detailed in Part II, Item 2 of this Form 10-Q.

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

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 11 vehicle models during the first quarter of 2017, net new 24 vehicle models during the second quarter of 2017, and on a net new 20 vehicle models during the third quarter of 2017. Of the product launches in the third quarter of 2017, approximately 60% of the launches represent advanced feature launches.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These net additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on existing models, helped drive a 6% organic growth rate for interior mirrors and a 5% organic growth rate for exterior mirrors during the third quarter of 2017 compared to the third quarter of 2016, driven by an increase of 12% in international auto-dimming mirror unit shipments. The underlying light vehicle production in Europe, Japan and Korea was up 7% quarter over quarter overall in these markets, which comprise the majority of the company’s international shipments. The growth in international auto-dimming mirror unit shipments was partially offset by a quarter-over-quarter decrease of 7% in North American auto-dimming mirror unit shipments which in large part resulted from an 8% quarter-over-quarter decline in North American light vehicle production.

PRODUCT UPDATE

The Full Display Mirror® began production in the fourth quarter of 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, internally or externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a standard mirror, which is a long-standing safety requirement in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. The Company continues to work on the development and launch of the Full Display Mirror® for its initial five customers. As of the third quarter of 2017, the Company is shipping production Full Display Mirrors to three of the five OEMs, which are General Motors, Subaru and Nissan. The Company continues to see interest from other automotive OEMs as well and is engaged in negotiations with other OEMs, which the Company believes will cause certain other OEMs to add the Full Display Mirror® into their product roadmap for future vehicles.

During the first quarter of 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known as a camera monitoring system (CMS), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature all while enhancing safety by allowing the system to fail safe. Failures due to weather conditions or system failure that disrupt the digital view, allow drivers to use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States. No final ruling or legislation, however, has been made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, however, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. Additionally, NHTSA published its Fiscal Year 2018 Budget Estimate that references rear visibility as an area for deregulation consideration. The Unified Agenda of Regulatory and Deregulatory Actions, published by the Trump Administration (published after the NHTSA Fiscal Year 2018 Budget Estimate) does not reference rule making for new or changed requirements of the rear visibility standard.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. As of January 2017, Camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. By using different types of flat and curved glass, combined with simple alterations to the video viewing modes, the Company's CMS system, discussed above, can be tuned to meet the various regulatory field-of-view requirements within the aforementioned regions which allow camera monitoring systems to replace mirrors. However, notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and will, at least for some period of time, remain the primary safety function for rear vision due to its failsafe nature. Cameras, when used as the sole rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company acknowledges that as such technology evolves over time, there could be increased competition.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the next-generation HomeLink®, a HomeLink® button press communicates with the HomeLink® app on the user’s smartphone via Bluetooth Low Energy. The app contains pre-defined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices. providing comprehensive vehicle-to-home automation, which provides the ability to prepare the home for arrival or departure with one button press. For the automaker, it allows them to offer a customizable yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company has begun its first volume production shipments of HomeLink® units on vehicles for the China market.

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

OUTLOOK

The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the October 2017 light vehicle production forecasts indicated in the table below, the Company has updated certain guidance for calendar year 2017.

Light Vehicle Production (per IHS Automotive October light vehicle production forecast)
(in Millions)
Region	4Q 2017	4Q 2016	% Change	Calendar Year 2017	Calendar Year 2016	% Change
North America	4.23	4.36	(3)%	17.28	17.83	(3)%
Europe	5.69	5.37	6%	22.27	21.54	3%
Japan and Korea	3.50	3.48	1%	13.51	12.91	5%
Total Light Vehicle Production	13.42	13.21	2%	53.06	52.28	1%
Based on the above production estimates and actual financial results through nine months ended September 30, 2017, the Company currently estimates that top line revenue for calendar year 2017 will be between $1.78 and $1.80 billion. Based on the October 2017 IHS light vehicle production forecast and current forecasted product mix for the 4th quarter 2017, the Company currently expects revenues for the 4th quarter 2017 to increase between 5% and 10% when compared with the 4th quarter of calendar year 2016. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.
The Company continues to see order rates and booked business that allow for these estimates despite relatively modest vehicle production increases (and in some measures even decreases) in its primary markets. Nevertheless, ongoing uncertainties remain including: light vehicle production levels; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on actual results for the third quarter, currently forecasted sales and product mix, the Company continues to estimate that the gross profit margin will be between 38.5% and 39.0% for calendar year 2017.
The Company also continues to estimate that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $165 and $170 million for calendar year 2017, primarily due to staffing related costs, which continue to support growth and the development of new business and technology advances. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, the Company now anticipates that 2017 capital expenditures will be approximately $110 - $120 million. 2017 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company continues to estimate that depreciation and amortization expense for calendar year 2017 will be approximately $95 - $100 million.
The Company now estimates that its tax rate will be between 31.0% and 32.0% for calendar year 2017, based on existing tax laws and excluding discrete items. The adoption of ASU 2016-09 during the current year, as further explained in Note 2 to the Unaudited Condensed Consolidated Financial Statements, could cause variability in the Company's effective tax rate in the future, depending on employee stock option exercise activity and the price of the Company's common stock.
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

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2017, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth in Item 2.
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

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. On February 23, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. On August 23, 2017, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 15,000,000 shares (post - split) under the plan.The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the three months ended September 30, 2017:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2017	662,681	21.14	662,681	6,083,139
February 2017	410,224	20.43	410,224	5,672,915
March 2017	400,498	21.47	400,498	5,272,417
1st Quarter 2017 Total	1,473,403	21.03	1,473,403

April 2017	565,525	20.17	565,525	4,706,892
May 2017	1,141,197	19.60	1,141,197	3,565,695
June 2017	475,153	18.50	475,153	3,090,542
2nd Quarter 2017 Total	2,181,875	19.51	2,181,875

July 2017	1,234,386	17.36	1,234,386	1,856,156
August 2017	1,603,749	17.45	1,603,749	15,252,407
September 2017	375,011	18.24	375,011	14,877,396
3rd Quarter 2017 Total	3,213,146	17.51	3,213,146

2017 Total	6,868,424	18.90	6,868,424	14,877,396

*See above and below for additional plan details.

As of September 30, 2017, the Company has repurchased 81,622,604 shares at a total cost of $849,037,930 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
September 30, 2017	3,213,146	$56,259,935
Totals	81,622,604	$849,037,930

Item 6.	Exhibits.

See Exhibit Index on Page 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 3, 2017	/s/ Fred T. Bauer
Fred T. Bauer
Chairman and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 3, 2017	/s/ Steven R. Downing
Steven R. Downing
President, Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer) on behalf of Gentex Corporation

Date:	November 3, 2017	/s/ Kevin C. Nash
Kevin C. Nash
Vice President - Accounting and Chief Accounting Officer
(Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Interim Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Interim Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase