Form 10-K
period 2017-12-31
GENTEX CORP
filed 2018-02-21
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017 or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
Commission File No.: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2030505
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

600 N. Centennial Street, Zeeland, Michigan	49464
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (616) 772-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, par value $.06 per share	Nasdaq Global Select Market
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
Yes:  ☑    No:  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( )
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), 286,208,624 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $5,284,326,964 computed at the closing price on that date.
As of February 1, 2018, 274,421,032 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.
GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2017
FORM 10-K

Part I

Item 1.        Business.

(a)	General Development of Business

Gentex Corporation (the "Company") designs and manufactures automatic-dimming rearview and non-dimming mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics that are value added features to the interior and exterior automotive rearview mirrors as well as interior visors, overhead consoles, and other locations in the vehicle. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

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

In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® ("FDM"®) in North America. The Company has also displayed a new three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink ConnectTM. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure called HomeLink ConnectTM. HomeLink ConnectTM is an all-new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink ConnectTM compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings. The Company also announced that Jaguar Land Rover will be the first original equipment manufacturer ("OEM") to deploy this new technology on their vehicles.

Automotive revenues represent approximately 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	Financial Information About Segments
See Note 7 to the Consolidated Financial Statements filed with this report.

(c)	Narrative Description of Business

The Company designs and manufactures automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry.

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

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2017.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Steelmate, Tokai Rika Company, Peak Power Automotive, Adayo, Brandmotion, Echomaster, MEKRA Group, Beijing Sincode, and the China automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, hands free communication, as well as Rear Camera Display ("RCD") interior mirrors and FDM® interior mirrors, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advance features currently in development include: biometric authentication systems, camera monitoring systems ("CMS"), and large area auto-dimming devices.

Automotive Rearview Mirrors and Electronics Markets and Marketing. In North America, Europe and Asia, the Company markets its products primarily through a direct sales force utilizing its sales and engineering offices located in Germany, UK, Sweden, France, Japan, South Korea and China, as well as its headquarters in Michigan. The Company generally supplies automatic-dimming mirrors and mirrors with advanced electronic features to its customers worldwide under annual blanket purchase orders with customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors and electronics modules for BMW Group, Daimler Group, FCA Group, Ford Motor Co., Fuji Heavy, Geely/Volvo, General Motors, Honda Motor Co., Hyundai/Kia, Jaguar/Land Rover, Mazda, Mitsubishi, Nissan Motor Co., Opel, PSA Group, Renault, SAIC, Subaru, Suzuki, Tesla, Toyota Motor Co., and Volkswagen.
The Company’s automatic-dimming mirror unit shipment mix by region has fluctuated over the past ten years. The following is a breakdown of unit shipment mix by region in 2017, 2016, 2015, and 2007 calendar years:

	2017	2016	2015	2007
Domestic	19%	23%	22%	32%
Transplants(1)	12%	13%	15%	12%
North America	31%	36%	37%	44%
Europe	46%	44%	45%	40%
Asia-Pacific	23%	20%	18%	16%
Total	100%	100%	100%	100%
(1) European and Asian based automakers with automotive production plants in North America.

Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Historically, new safety and comfort and convenience options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its automatic-dimming mirrors with and without advanced features will be offered in more option packages, and continue to be available on more small and mid-size vehicle models as consumer awareness of these safety and comfort and convenience features continues to grow, and as the Company continues its efforts to make automakers aware of the Company's technology available on competitive vehicle platforms.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 93% market share worldwide in 2017 and an approximate 92% market share in 2016. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International Inc. ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and may have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. The Company currently believes, however, that these Chinese domestic mirror suppliers do not at this time meet global automotive grade specifications. Additionally, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and the Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by third parties.
Through the Company's HomeLink® function, the Company is the sole supplier of integrated wireless in-vehicle communication devices to the automotive industry for communication with garages, gates, parking barriers, and certain home automation products. HomeLink® business continues to be awarded to the Company either through its automatic-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile (i.e. visors, overhead consoles, and center consoles). In 2014, the Company announced HomeLink®

applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company announced in January 2018 the launch of HomeLink Connect™, an extension of the Company's HomeLink® feature and an all-new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle’s center console display and/or rearview mirror controls. Drivers of HomeLink Connect™ compatible vehicles will be able to download and configure the app to control a myriad of individual home automation devices, or create entire home automation settings. The Company believes it is being awarded virtually all business in this area and that while the Company believes it continues to maintain a competitive advantage in this area, the increased focus on vehicle and home connectivity through other devices represents a competitive threat to this business.
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
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. SmartBeam®, FDM®, driver-assist features, rear video camera, etc.), as well as continuing to expand the capabilities of the Company's CMS technology, the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features and technologies are brought to market.
Dimmable Aircraft Windows
The Company provides variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. The Company continues to ship parts for the Boeing 787 Dreamliner Series of Aircraft.
Markets and Marketing. The Company markets its variable dimmable windows to aircraft manufacturers globally.
Competition. The Company’s variable dimmable aircraft windows are the first commercialized product of its kind for original equipment installation in the aircraft industry. Other manufacturers are working to develop and sell competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
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
Trademarks and Patents
The Company owns 36 U.S. Registered Trademarks and 581 U.S. Patents, of which 29 Registered Trademarks and 534 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2018 and 2036. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 290 foreign Registered Trademarks and 722 foreign patents, of which 272 Registered Trademarks and 705 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2018 and 2042. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

The Company owns 30 U.S. Patents and 8 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire between 2020 and 2034, while the foreign patents expire between 2021 and 2027.
The Company owns 7 U.S. Registered Trademarks, 17 U.S. Patents, 18 foreign Registered Trademarks, and 11 foreign patents that relate to the Company’s fire protection products. The US Patents expire between 2019 and 2035, while the foreign patents expire between 2020 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 269 U.S. patent applications, 304 foreign patent applications, and 77 Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.

Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non-automatic-dimming rearview mirrors and electronics for the automotive industry, variable dimmable windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company has several important customers within the automotive industry, four of which each account for 10% or more of the Company's net sales in 2017 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, Daimler Group, and Ford Motor Company. The loss of any of these customers (or certain other significant customers) could have a material adverse effect on the Company's business, financial condition, and/or results of operations. The Company’s backlog of unshipped orders was $463.3 million and $459.6 million at February 1, 2018, and 2017, respectively.
As of February 1, 2018, the Company had 5,481 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

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
Automotive Industry. 98% of our net sales are to customers within the automotive industry. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while stable, continues to provide some uncertainty and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part and material shortages, automotive and tier one supplier plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases, consumer vehicle preference shifts, where we may have a lower penetration rate and lower content per vehicle, and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience plant shutdowns, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

Automakers continue to experience volatility and uncertainty in executing planned new programs which can result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it difficult for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including four automotive customers which each account for 10% or more of our annual net sales in 2017 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, Daimler Group, and Ford Motor Company. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
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

Competition. We recognize that Magna Mirrors, our main competitor, may have considerably more resources available to it, and may present a formidable competitive threat.

Additionally, other companies have demonstrated products that are competitive to our Full Display Mirror® system, and we acknowledge that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by third parties.

On March 31, 2014, the NHTSA issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. The Company’s RCD mirror application meets all the technical requirements of the NHTSA rule when installed in a vehicle and appropriately paired with an OEM specified camera. The NHTSA rule that rearview video systems are required has increased competition for systems capable of rear video in a variety of locations in the vehicle. Our RCD mirror application has and will continue to be affected by this increased competition.
Our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products could impact the success of SmartBeam®.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration to allow automakers to use CMS as an option to replace conventional rearview mirrors within North America, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2017, NHTSA published its Fiscal Year 2018 Budget Estimate that references rear visibility as an area for deregulation consideration. With that said, the Unified Agenda of Regulatory and Deregulatory Actions, published by the Trump Administration after the NHTSA Fiscal Year 2018 Budget Estimate, does not reference rule making for new or changed requirements of the rear visibility standard.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. As of January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has launched a rear vision camera system that streams rear video to a rearview-mirror-integrated display using the Company's Full Display Mirror®. This CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

Product Mix. We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of such changes and circumstances impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant content could have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. If actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations could be negatively impacted.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable windows, electronics, and fire protection products, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, poses risk for the Company. This trend represents an increasing risk to technology companies in the United States, including the Company.
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

IT Infrastructure. A failure of our information technology ("IT") infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our businesses over a period of several years and continue to update and further implement new systems going forward. These systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, financial condition, and/or results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, 2015, 2016, and 2017, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

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

On December 8, 2015, the NHTSA proposed changes to the Administration’s 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA originally intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  In January 2017, NHTSA, published a notice on SafeCar.gov stating the new goal for implementation was calendar year 2019 for model year 2020; however, the notice has been removed from the aforementioned website after the January 20, 2017 Regulatory Freeze Pending Review Memorandum from the Trump Administration. In addition, the aforementioned NHTSA Fiscal Year 2018 Budget Estimate allocated a portion of the budget for NCAP, including the possibility of a new comment period and that NHTSA will consider modernizing portions of the lighting standard to permit innovation in the area of adaptive driving-beam headlights.

The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

Interest Rate Risk. The Company is exposed to interest rate changes primarily as a result of interest expense on borrowings used to finance an acquisition and working capital requirements. The Company's total variable-rate debt was $78.0 million as of December 31, 2017. As of December 31, 2017, the Company held one interest rate swap agreement denominated in U.S. dollars that effectively converts $150 million of its variable-rate debt to fixed-rate debt that had an effective date of July 31, 2015, and lasts through the term of the Company's loan agreement related thereto which is September 27, 2018. The interest rate swap derivative instrument is held and used by the Company as a tool for managing interest rate risk. The counterparty to the swap instrument is a large financial institution that the Company believes is of high-quality creditworthiness. While the Company may be exposed to potential losses due to the credit risk of non-performance by this counterparty, such losses are not anticipated. The fair value of the interest rate swap was recorded within other accrued liabilities in the amount of $0.2 million on December 31, 2017. As of December 31, 2017, the weighted-average interest rate on the Company's variable-rate debt was approximately 2.57%. Based on loan balances as of December 31, 2017, and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million on an annual basis. The Company does not enter into contracts for speculative or trading purposes, nor is it a party to any leveraged derivative instruments.

International Operations. We currently conduct operations in various countries and jurisdictions, including purchasing raw materials and other supplies from many different countries around the world, which subjects us to the legal, political, regulatory and social requirements as well as various economic conditions in these jurisdictions. Some of these countries are considered growth markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including:

•	Exposure to local economic, political and labor conditions;

•
Unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;

•	Tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	Expropriation and nationalization;

•	Difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	Reduced intellectual property protection;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Investment restrictions or requirements;

•	Export and import restrictions;

•	Violence and civil unrest in local countries;

•
Compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries; and

•	Exposure related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate.

Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•
Volatility in commodity prices may adversely affect our business, financial condition and/or results of operations. If commodity prices rise, and if we are unable to recover these cost increases from our customers, such increases could have an adverse effect on our business, financial condition and/or results of operations;

•
Uncertain equity markets may negatively impact our financial performance due to an increase in realized losses on the sale of equity investments and/or recognized losses due to an Other-Than-Temporary Impairment adjustment on available-for-sale securities;

•
General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, war or significant terrorist acts, could each affect worldwide automotive sales and production levels;

•	Manufacturing yield issues may negatively impact our business, financial condition and/or results of operations; and

•	Obligations and costs associated with addressing quality issues or warranty claims may adversely affect our business, financial condition and/or results of operations.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $16.59 to a high of $22.12 during 2017. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2017 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the Fire Protection Products Group is a 25,000 square-foot, one-story building leased by the Company since 1978, which will be acquired by the Company in the first quarter of 2018 as previously announced.

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
In 2017, the Company completed construction of a 250,000 square-foot manufacturing and distribution facility located at a 140 acre site in Zeeland, Michigan, with a total cost of approximately $63 million, which was funded from cash and cash equivalents on hand. The distribution portion of the facility was operational in 2016, and the manufacturing portion of the facility became operational in early 2017.
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
The Company also operates satellite sales and engineering offices in Pfaffenhofen, Sindelfingen and Cologne, Germany.
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
In 2002, the Company established Gentex Technologies Korea Co., Ltd. as a sales and engineering office in Seoul, Korea.
In 2005, the Company opened a sales and engineering office near Shanghai, China. In 2006, the Company purchased a 25,000 square-foot office and distribution facility near Shanghai, China, at a cost of approximately $750,000, which was funded from cash and cash equivalents on hand. In 2017, the Company purchased a 40,000 square-foot office and distribution facility near Shanghai, China, at a cost of approximately $7.8 million, which was funded from cash and cash equivalents on hand.
Capacity
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 30 - 33 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2017, the Company shipped 28.3 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 13 - 15 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2017, the Company shipped approximately 11.0 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market®. As of February 1, 2018, there were 3,118 record-holders of the Company’s common stock. Ranges of high and low sale prices of the Company’s common stock reported through The Nasdaq Global Select Market for the past two fiscal years appear in the following table.

	Common Stock Price Range		Dividends Declared Per Share
Quarter	2017	2016	2017	2016
First Quarter	$19.76 - 22.12	$12.93 - 15.90	$0.090	$0.085
Second Quarter	$18.06 - 21.49	$14.69 - 16.60	0.100	0.090
Third Quarter	$16.59 - 19.98	$14.66 - 18.30	0.100	0.090
Fourth Quarter	$18.51 - 21.16	$16.06 - 20.39	0.100	0.090
Year	$16.59 - 22.12	$12.93 - 20.39	$0.390	$0.355
See Item 12 of Part III with respect to “Equity Compensation Plan Summary,” which is incorporated herein.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2012, and reinvestment of dividends in all cases.

In August 2008, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.055 per share until the Board takes other action with respect to the payment of dividends. In February 2011, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.06 per share until the Board takes other action with respect to the payment of dividends. In February 2012, the Company’s Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.065 per share until the Board takes other action with respect to the payment of dividends. In February 2013, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.07 per share until the Board takes other action with respect to the payment of dividends. In May 2014, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.08 per share until the Board takes other action with respect to the payment of dividends. In May 2015, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.085 per share until the Board takes other action with respect to the payment of dividends. In May 2016, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.09 per share until the Board takes other action with respect to the payment of dividends. In May 2017, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.10 per share until the Board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors. (All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

(b) Not applicable.

(c)
On October 8, 2002, the Company announced a share repurchase plan, under which it had the authority to repurchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On February 18, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. On August 23, 2017, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 15,000,000 shares (post - split) under the plan. Additionally, on January 16, 2018, the Company repurchased and subsequently retired approximately 5.5 million shares of common stock from the former CEO pursuant to his retirement agreement, which was effective December 31, 2017, as previously announced. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2017:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2017	662,681	$21.14	662,681	6,083,139
February 2017	410,224	20.43	410,224	5,672,915
March 2017	400,498	21.47	400,498	5,272,417
April 2017	565,525	20.17	565,525	4,706,892
May 2017	1,141,197	19.60	1,141,197	3,565,695
June 2017	475,153	18.50	475,153	3,090,542
July 2017	1,234,386	17.36	1,234,386	1,856,156
August 2017	1,603,749	17.45	1,603,749	15,252,407
September 2017	375,011	18.24	375,011	14,877,396
October 2017	575,105	19.15	575,105	14,302,291
November 2017	2,061,005	19.25	2,061,005	12,241,286
December 2017	2,450,390	20.75	2,450,390	9,790,896
Total	11,954,924		11,954,924

* See above paragraph for data on which plan was announced, the total number of shares approved for repurchase under the plan, and the expiration date (if any) of the plan.

Additionally, as previously announced, on January 16, 2018, the Company repurchased approximately 5.5 million shares of common stock from the former CEO pursuant to his retirement agreement, which was effective December 31, 2017. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan.

As of December 31, 2017, the Company has repurchased 86,709,104 shares at a total cost of $950,584,323 under the plan. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for two-for-one stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased (Post-Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
September 30, 2017	3,213,146	56,270,779
December 31, 2017	5,086,500	101,535,549
Total	86,709,104	$950,584,323

Item 6.	Selected Financial Data.

(in thousands, except per share data)
	2017	2016	2015	2014	2013
Net Sales	$1,794,873	$1,678,925	$1,543,618	$1,375,501	$1,171,864
Net Income	406,792	347,591	318,470	288,605	222,930
Earnings Per Share (Fully Diluted)	$1.41	$1.19	$1.08	$0.98	$0.77
Gross Profit Margin	38.7%	39.8%	39.1%	39.2%	36.8%
Cash Dividends per Common Share	$0.390	$0.355	$0.335	$0.31	$0.28
Total Assets	$2,352,054	$2,309,620	$2,148,673	$2,022,540	$1,764,088
Long-Term Debt Outstanding at Year End	$—	$178,125	$225,625	$258,125	$265,625

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2017	2016
	Year Ended December 31,			Vs	Vs
	2017	2016	2015	2016	2015
Net Sales	100.0%	100.0%	100.0%	6.9%	8.8%
Cost of Goods Sold	61.3	60.2	60.9	8.9	7.5
Gross Profit	38.7	39.8	39.1	3.9	10.7
Operating Expenses:
Engineering, Research and Development	5.6	5.6	5.7	5.8	6.6
Selling, General and Administrative	4.0	3.7	3.7	14.4	10.3
Total Operating Expenses:	9.5	9.3	9.4	9.2	8.1
Operating Income	29.2	30.5	29.7	2.3	11.5
Other Income/(Expense)	0.5	(0.1)	0.3	(813.8)	(124.5)
Income Before Provision for Income Taxes	29.6	30.4	30.0	4.2	10.1
Provision for Income Taxes	7.0	9.7	9.4	(23.3)	12.3
Net Income	22.7%	20.7%	20.6%	17.0%	9.1%

Results of Operations: 2017 to 2016
Net Sales. In 2017, Company net sales increased by $115.9 million, or 7% compared to the prior year. Automotive net sales increased due to a 9% increase in automatic-dimming mirror shipments, from 36.1 million units in 2016 to 39.3 million units in 2017, primarily reflecting increased overall penetration of automatic-dimming mirrors, primarily within the Company's international markets. International automotive mirror unit shipments increased 15% in 2017 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers.
Other net sales decreased 6% to $36.7 million compared to the prior year, as dimmable aircraft window sales decreased 13% year over year, which was offset by an increase of 2% year over year for fire protection sales.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 60.2% in 2016 to 61.3% in 2017, primarily due to annual customer price reductions that were not fully offset with purchasing cost reductions, as well as the Company's inability to leverage fixed overhead costs due to negative product mix. Annual price reductions and fixed overhead costs independently impacted cost of goods sold as a percentage of net sales by approximately 100 - 150 basis points. These negative impacts were partially offset by the impact of purchasing cost reductions of 50 - 75 basis points.
Operating Expenses. Engineering, research and development expenses increased by $5.5 million from 2016 to 2017, but remained at 6% of net sales. E, R & D expenses in 2017 increased 6% year over year, compared to calendar year 2016, primarily due to increased staffing levels which continue to support growth and the development of new business.
Selling, general and administrative expenses increased by $9.0 million or 14% from 2016 to 2017, but remained at 4% of net sales. The primary reason for the increase from 2016 to 2017 was due to increased staffing levels and travel expenses, as well as approximately $4.4 million in certain previously announced retirement related expenses associated with the retirement of the Company's previous CEO and Chairman of the Board.

Total Other Income/(Expense). Investment income increased $4.7 million in 2017 versus 2016, primarily due to higher year-end mutual fund distribution income. Other income – net increased $5.0 million in 2017 versus 2016, primarily due to increased realized gains on the sale of equity investments and decreased interest expense associated with the Company's debt financing, as discussed further in Note 2 of the Consolidated Financial Statements.
Taxes. The effective tax rate was 23.5% for year ended December 31, 2017 compared to 31.9% the prior year. The effective tax rate in 2016 and 2017 differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction for both years, as well as the impacts of the Tax Cuts and Jobs Act of 2017 ("Act"). As a result of the Act, the Company re-measured its deferred tax assets and liabilities, which was partially offset by the Company’s transition tax. The total impact of the tax adjustments reduced the Company’s income tax expense during the year by $37.2 million. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated. Although the Company continues to analyze certain aspects of the Act and refine its assessment, the ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Act. Pursuant to SAB 118, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
Net Income. Net income increased by $59.2 million, or 17% year over year, primarily due to the lower effective tax rate as well and a 7% percent increase in revenue on a year over year basis.

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

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of only mild overall improvements in the Company's primary markets.
The Company's cash and cash equivalents were $569.7 million, $546.5 million and $551.6 million as of December 31, 2017, 2016 and 2015, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $12.6 million, $7.9 million and $4.2 million as of December 31, 2017, 2016 and 2015, respectively. The Act, along with reducing the federal income tax rate to 21% from 35%, implements a modified territorial system that provides for an exemption for foreign dividends. However, a one-time transition tax is payable in respect of cumulative retained earnings of foreign subsidiaries at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Pursuant to the guidance within SAB 118, as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated, which was not material for the one-time transition tax. Although the Company continues to analyze certain aspects of the Act and refine its assessment, the ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Act.
The Company's current ratio decreased from 7.7 as of December 31, 2016, to 4.9 as of December 31, 2017, primarily due to the repayment of $107.6 million of the Company's long term debt, and reclassifying the remaining $78.0 million as short term debt due to the maturity of the Company's term loan in September 2018, as discussed further in Note 2 of the financial statements. The Company's current ratio increased from 7.5 as of December 31, 2015, to 7.7 as of December 31, 2016, primarily due to an increase in short term investments and accounts receivable, which increases were partially offset by an increase in accounts payable and decrease in prepaid expenses and other.
Cash flow from operating activities was $501.0 million, $477.0 million and $354.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flow from operating activities increased $24.0 million for the year ended December 31, 2017 compared to the prior year, primarily due to increased net income, partially offset by changes in working capital. Cash flow from operating activities increased $119.9 million for the year ended December 31, 2016, compared the same period in 2015, primarily due to increased net income and changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2017 decreased by $173.7 million to $77.7 million, compared with $251.4 million, during 2016, primarily due to decreased investment purchases and capital expenditures during the year, as a result of allocation of funds to repay the long-term debt and for common stock repurchases. Cash flow used for investing activities for the year ended December 31, 2016 increased by $161.7 million to $251.4 million, compared to the year ended December 31, 2015, primarily due to increased investment purchases and capital expenditures during the year, partially offset by an increase in sales proceeds of available for sale securities. Capital expenditures for the year ended December 31, 2017, were $104.0 million, compared with $121.0 million for the prior year, primarily due to decreases in production equipment purchases and building related costs. Capital expenditures for the year ended December 31, 2016 were $121.0 million, compared with $97.9 million the prior year, primarily due to an increase in production equipment purchases and building related costs.
Cash flow used for financing activities for the year ended December 31, 2017, increased $169.4 million to $400.0 million, compared to the prior year, primarily due to repurchases of common stock of $231.4 million compared to $163.4 million in 2016, repayments of long-term debt of $107.6 million compared to $47.5 million in 2016, and an increase of $7.7 million to $108.8 million in dividends paid. Cash flow used for financing activities for the year ended December 31, 2016, increased $20.1 million to $230.7 million compared to the year ended December 31, 2015, primarily due to increased common stock repurchases, repayments of debt, and dividends paid.

Short-term investments as of December 31, 2017 were $152.5 million, down from $177.0 million as of December 31, 2016 and Long-term investments were $57.8 million as of December 31, 2017, up from $49.9 million as of December 31, 2016, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2017 increased $19.5 million compared to December 31, 2016, primarily due to the higher sequential sales level.
Inventories as of December 31, 2017, increased $27.5 million compared to December 31, 2016, primarily due to extended lead times on certain electronics and raw material inventory levels to support first quarter 2018 production and sales forecasts.
Intangible Assets, net as of December 31, 2017 decreased $19.3 million compared to December 31, 2016, due to the amortization of definite lived intangible assets and patents, discussed further in in Note 10 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2017, increased $9.9 million compared to December 31, 2016, primarily due the timing of inventory and capital expenditure payments.
Long term debt as of December 31, 2017, decreased $178.1 million compared to December 31, 2016, due to principal repayments on the Company's long term debt financing, as well as the aforementioned reclassification of the debt from long-term to short-term in connection with the September 27, 2018 maturity of the Company's debt.
Management considers the Company’s current working capital and long-term investments, as well as its existing debt financing arrangement (notwithstanding covenants prohibiting additional indebtedness), discussed further in Note 2 of the Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	2017	2016	2015
Working Capital	$940,916,816	$1,005,131,050	$853,002,246
Long Term Investments	57,782,418	49,894,363	95,156,539
Total	$998,699,234	$1,055,025,413	$948,158,785

The decrease in working capital as of December 31, 2017 is primarily due to the reclassification of long-term debt to current liability. The Company believes it has the ability to make the debt payments in anticipation of the debt maturity on September 27, 2018.

Please refer to Part II, Item 5, for a complete discussion regarding the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and IHS current forecasts for light vehicle production for calendar year 2018 are approximately 17.4 million units for North America, 22.7 million for Europe and 12.7 million for Japan and Korea.
The Company currently estimates that top line revenue for calendar year 2018 will be between $1.89 and $1.97 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite modest vehicle production increases in our primary markets. Continuing uncertainties, including: light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 38.0% and 39.0% for calendar year 2018.  Historically, annual customer price reductions place significant pressure on gross margin on an annual basis. However, given the current sales forecast and projected product mix for 2018, the Company continues to believe it may be able to offset the majority of those annual customer price reductions with purchasing cost reductions, operational efficiencies, and by leveraging fixed overhead.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $180 and $190 million for calendar year 2018, with the increase primarily due to staffing and benefit costs which continue to support growth and the development of new business.
In light of on-going demand for our automatic-dimming mirrors and electronics, the Company currently anticipates that 2018 capital expenditures will be approximately $115 - $130 million, a majority of which will be production equipment purchases. 2018 capital expenditures are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2018 will be approximately $105 - $115 million.
The Company is further estimating that its tax rate will be between 18.0% and 21.0% for calendar year 2018.
In accordance with its previously announced share repurchase plan, the Company also intends to continue to repurchase additional shares of its common stock in 2018 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2019. IHS current forecasts for light vehicle production for calendar year 2019 are approximately 17.4 million units for North America, 22.9 million for Europe and 12.5 million for Japan and Korea. Based on these forecasts, the Company is estimating that revenue for calendar year 2019 will increase approximately 5 to 10% over current estimates provided for 2018 revenue.
Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk and equity price risk. Volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustments on available-for-sale securities (mark-to-market adjustments). Interest rate fluctuations on the Company's long term debt financing could negatively impact our financial performance due to increased borrowing costs. The Company has entered into an interest rate swap transaction that has the effect of fixing the annual interest rate payable on $150 million of the Company’s outstanding debt under its existing credit facility at 1.89%, as of the effective date. Refer to Note 2 of the Consolidated Financial Statements regarding further discussion of the Company's long term debt obligations as well as its interest rate swap transaction entered into on October 1, 2014. Based on loan balances as of December 31, 2017 and the effective date of July 31, 2016 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million dollars on an annual basis.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during 2017, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 7% for 2016 and 6% for 2015). The Company currently expects that approximately 7% of the Company’s net sales in 2018 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.

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

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (in millions) as of December 31, 2017.

	Total	Less than 1 Year	1-3 Years
Short-term debt	78.0	78.0	—
Long-term debt	—	—	—
Interest on short-term debt	1.1	1.1	—
Stock Repurchase Agreement	115.5	115.5	—
Operating leases	2.0	1.0	1.0
Purchase obligations	138.3	138.3	—
Dividends payable	28.0	28.0	—
Total	362.9	361.9	1.0

Purchase obligations are primarily for raw material inventory and capital equipment.

The Company agreed to repurchase approximately 5.5 million shares of common stock from the former CEO, pursuant to his previously disclosed retirement agreement, which was effective December 31, 2017, at an average price of $20.98 per share. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan. These shares were repurchased in January 2018.

Significant Accounting Policies and Critical Accounting Estimates
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
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The policies described below represent those that are broadly applicable to its operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts. These judgments are based on our historical experience, terms of existing contracts, and management’s evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

The Company considers an accounting estimate to be critical if:
• It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
• Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations.

Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized based on the terms of the customer purchase order that generally provide title to the product and risk of ownership passes to the customer upon shipment. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from sale arrangements with multiple deliverables.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered, and therefore does not anticipate a material impact on its consolidated financial statements.
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

Goodwill and Intangible Assets. Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments using a fair value method which incorporates management’s judgments and assumptions, as well as incorporates third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses a combination of widely accepted valuation methodologies incorporating certain judgments and assumptions to arrive at the fair value of the reporting unit.

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

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable and no impairment existed at December 31, 2017 or December 31, 2016, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

Refer to Note 10, "Goodwill and Intangible Assets" of the notes to consolidated financial statements for information regarding the impairment testing performed in calendar year 2017.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The amendment also impacts the measurement of financial liabilities under the fair value option as well as certain presentation and disclosure requirements for financial instruments. The amendment requires certain provisions to be applied prospectively and others to be applied by means of a cumulative-effect adjustment. The Company will have a cumulative-effect adjustment in the first quarter of 2018 of approximately $7 million as a result of the implementation of this guidance.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2017	2016	2017	2016	2017	2016	2017	2016
Net Sales	$453,535	$405,568	$443,139	$423,801	$438,628	$429,643	$459,570	$419,913
Gross Profit	175,801	158,691	167,208	166,773	171,230	173,822	180,290	169,167
Operating Income	134,427	120,849	125,865	128,746	129,073	134,212	133,994	127,936
Net Income	97,557	80,280	88,536	86,485	90,230	92,065	130,469	88,761
Basic Earnings per share	$0.34	$0.28	$0.31	$0.30	$0.32	$0.32	$0.46	$0.31
Diluted Earnings per share	$0.33	$0.28	$0.31	$0.30	$0.31	$0.32	$0.46	$0.31

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2017.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2017, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2017.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Executive Officers of the Registrant
The following table lists the names, ages, and positions of all of the Company’s executive officers at the time of this report. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	40	President and Chief Executive Officer	January 2018
Kevin Nash	43	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Scott Ryan	37	Assistant General Counsel and Corporate Secretary	June 2015
Neil Boehm	46	Chief Technology Officer and Vice President, Engineering	February 2018
Matthew Chiodo	53	Vice President, Sales	January 2017
There are no family relationships among the officers listed in the preceding table.
Steve Downing was elected Chief Executive Officer effective as of January 1, 2018. He previously served as President and Chief Operating Officer from August 2017 to December 2017, as Senior Vice President and Chief Financial Officer from June 2015 to August 2017, as Vice President of Finance and Chief Financial Officer from May 2013 to June 2015, as Vice President of Commercial Management from July 2012 to May 2013, as Director of Commercial Management from June 2009 to July 2012, as Commercial Manager from October 2006 to June 2009, as Senior Financial Analyst from April 2006 to October 2006, and prior to that was a Financial Analyst from his hire date in July 2002 to April 2006. The terms of Mr. Downing's employment arrangement are contained herein in Part III, Item 11 to this Form 10‑K.
On February 21, 2018, the Company announced that Kevin Nash was appointed as the Company's Vice President, Finance, Chief Financial Officer, and Treasurer, effective as of February 15, 2018. He will remain the Company's Chief Accounting Officer. Mr. Nash was previously, the Company's Vice President of Accounting and Chief Accounting Officer, a role he has held since 2014 and served as Director of Accounting and Chief Accounting Officer before that. He has been employed by the Company since 1999, beginning as a senior accountant, progressing to accounting manager, Corporate Controller and then Director of Accounting and Chief Accounting Officer until his promotion to Vice President of Accounting and Chief Accounting Officer. The terms of Mr. Nash's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.

Also on February 21, 2018, the Company announced that Neil Boehm was appointed as the Company's Vice President, Engineering and Chief Technology Officer as of February 15, 2018 and was also appointed an executive officer. Mr. Boehm was previously the Company's Vice President of Engineering, a role he has held since 2015 and previously served as Senior Director of Engineering. He has been employed by the Company since 2001, beginning as a program manager, progressing to Director of Electrical Engineering, and then Senior Director of Engineering until his promotion to Vice President of Engineering. The terms of Mr. Boehm's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.

Also on February 21, 2018, the Company announced that Matthew Chiodo, the Company's Vice President of Sales, was appointed an executive officer effective February 15, 2018. Mr. Chiodo has been in his current role since January 2017 and previously served as Director of Sales. He has been employed by the Company since 2001, beginning in sales, progressing to Director of Sales until his promotion to Vice President of Sales. The terms of Mr. Chiodo's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.

Scott Ryan was elected Assistant General Counsel and Corporate Secretary on June 18, 2015 and became an executive officer on August 20, 2015. He previously served as Patent Counsel from November 2013 to June 2015 and prior to that was a Patent Attorney from his hire date in December 2010 to November 2013. The terms of Mr. Ryan's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
As of February 15, 2018, Joseph Matthews is no longer any executive officer of the Company, but remains employed as Vice President, Purchasing.

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2018 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2017 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.
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

The Board of Directors previously adopted the Gentex Corporation Performance-Based Bonus Plan (the "Performance Plan") that pays an Additional Profit-Sharing Bonus and a Performance Bonus based on the achievement of certain targets. The Additional Profit-Sharing Bonus available to participants, including executive officers, allowed each participant in 2017 to receive a thirteen percent (13%) increase in the Profit-Sharing Bonus percentage (on a weighted average basis) that was used to calculate the Profit-Sharing Bonuses paid to all employees for such year (without regard to the Performance Plan) for each one percent (1%) by which net sales in such year exceed net sales in the prior year. The Performance Bonus available to participants in the Performance Plan is based on the achievement of these performance metrics: EBITDA; Diluted Earnings per Share; and Quality, each weighted equally.

For 2017, net sales exceeded net sales in 2016 by 7%, making each executive officer and other participants eligible for an Additional Profit-Sharing Bonus. In addition, each executive officer was eligible for a Performance Bonus because each of the targets for the performance metrics (EBITDA, Diluted Earnings Per Share, and Quality) was exceeded as set forth below:

Performance Metric	Weighting Factor	Threshold	Target	Actual Result
EBITDA	1/3	540,297,328	636,350,187	622,929,260
Diluted EPS	1/3	$1.07	$1.26	$1.41 per share
Quality	1/3	*	*	In excess of Target
* Quality thresholds and targets are a non-variable calculation based on parts per million (PPM) plus over-all corporate cost of quality.
In addition, the Compensation Committee and the Board of Directors exercised available discretion under the Performance Plan to increase such bonuses as authorized in the Performance Plan, based on the criteria established in accordance with the Performance Plan.

For 2017, the following bonuses were earned by the executive officers under the Plan, including bonuses as indicated for personal goal achievement, all of which were approved by the Board of Directors on February 15, 2018.

Performance-Based Bonus Plan
2017 Earned Bonuses

Executive Officer	Additional Profit-Sharing Bonus	Performance Bonus*	Personal Goal Achievement
Steve Downing, President and CEO	$70,299	$50,712	$98,989
Kevin Nash, VP, Finance, CFO and Treasurer	$37,275	$27,039	$59,678
Scott Ryan, Assistant General Counsel and Corporate Secretary	$39,334	$28,707	$40,369
Neil Boehm, VP, Engineering and CTO	$38,658	$27,878	$61,871
Matt Chiodo, VP, Sales	$39,105	$28,650	$63,115
Fred Bauer, Former CEO	$91,619	$66,328	$—
Joseph Matthews, VP, Purchasing	$28,488	$20,873	$22,478
*Includes discretionary increases authorized by the Board of Directors in accordance with the terms of the Performance Plan.
In addition to the above Performance Plan payments, the Board of Directors approved bonuses for personal goal achievement disclosed in the aforementioned table on February 15, 2018.

On February 15, 2018, the board of directors, in connection with reviews of executive officers and certain officer appointments, increases in responsibility, and/or personal performance, made the following changes to named executive officer compensation, including changes to base salary, stock option grants, and restricted share awards, setforth herein:

Executive Officer	Position	Base Salary	Stock Option Grant	Restricted Share Award
Steve Downing	President and CEO	$650,000	101,000	68,040
Kevin Nash	VP, Finance, CFO and Treasurer	$340,000	27,000	8,000
Neil Boehm	VP, Engineering and CTO	$333,000	30,000	8,000
Matt Chiodo	VP, Sales	$336,000	30,000	8,000
Scott Ryan	Assistant General Counsel and Secretary	$315,000	25,000	8,000

Stock option grants and restricted stock awards were approved pursuant to the Company's shareholder approved Employee Stock Option Plan and shareholder approved Second Restated Stock Plan, respectively. The stock option grants are ten-year options that become exercisable, as long as employment with the Company continues for 25% of such shares on each anniversary of the grant date commencing with the first anniversary of the grant date. The exercise price is the closing price of the stock on the grant date set forth above. The restricted stock awards vest at the fourth anniversary of the grant, except 37,000 shares of restricted stock granted in recognition of Steve Downing's promotion to President and CEO, which vest at the fifth anniversary of the grant.

Each of the named executive officers continue to be at-will employees of the Company.

Gentex Annual Incentive Performance-Based Bonus Plan

On February 15, 2018, the Board of Directors amended and restated the Gentex Corporation Performance-Based Bonus Plan as the Amended and Restated Annual Incentive Performance-Based Bonus Plan ("the Plan") to: further emphasize performance-based compensation; provide executive officers, officers, and other key employees of the Corporation with appropriate incentives concerning corporate and individual performance; and enhance the alignment between such key employees and shareholders. The Plan is administered by the Compensation Committee of the Board, which has discretion to determine the executive officers, officers, and other employees eligible to participate in the Plan. Only employees of the Corporation are eligible to participate in the Plan.

Annual Performance Bonus - in lieu of participating in the Profit Sharing Bonuses paid to all employees, annual performance bonuses are available to participants based on the achievement of the following performance metrics:

(a) Revenue, which will have a 33.33% weighting;

(b) Operating Income, which will have a 33.33% weighting; and

(c) Earnings Per Diluted Share, which will have a 33.33% weighting.

For purposes of determining annual performance bonuses, the Compensation Committee will annually establish a threshold, target and maximum for each applicable performance metric, along with incentive ratios applicable to each Participant with respect to such threshold, target, and maximum. The applicable incentive ratio is a percentage of base pay for each Participant, designated by the Compensation Committee, which is then multiplied by the weighting factor of a particular performance metric to determine the amount of a performance bonus payable to a Participant to the extent the threshold, target, or maximum for a performance metrics is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet the established target or maximum, as applicable, a pro rata portion of the potential bonus payable will be paid as a performance bonus (based on the percentage of the target or maximum, as applicable, achieved in excess of the threshold or target, as applicable). Calculations of performance bonuses will be determined using linear interpolation for performance between threshold and target and between target and maximum. The annual performance bonus is cash-based and intended to motivate and reward employees based on Company and individual performance metrics that drive shareholder value.

Notwithstanding the foregoing, based on any criteria it establishes in its discretion, the Committee reserves the right to increase (or decrease) a performance bonus for personal goal achievement in an amount so as not to in any event exceed 250% of base compensation. Any and all bonuses under the Plan are payable in accordance with policies and procedures established by the Compensation Committee.

For 2018, the Compensation Committee has established incentive ratios of twenty five percent (25%) upon achievement of the threshold and up to one hundred percent (100%) for the CEO and seventy-five percent (75%) for the other named executive officers for achievement of performance in excess of the threshold up to the target, plus incentive ratios of zero percent (0%) to one hundred percent (100%) for the CEO and seventy five percent (75%) for the named executive officers for the achievement of performance in excess of target up to the maximum. At its February 2018 meeting, the Compensation Committee also established thresholds, targets, and maximums for the Revenue, Operating Income, and Earnings Per Diluted Share performance metrics.

Director Compensation

For 2018, the Board of Directors adjusted the annual compensation of directors who are not employees as follows:

•	Annual retainer - $80,000

•	Chair of the board retainer - $75,000

•	Audit Committee Chair retainer - $12,500

•	Compensation Committee Chair retainer - $10,000

•	Nominating and Corporate Governance Committee Chair retainer - $10,000

•	Audit Committee Member retainer (non-chair) - $7.500

•	Compensation Committee Member retainer (non-chair) - $5,000

•	Nominating and Corporate Governance Committee Member (non-chair) - $5.000

All of said amounts are payable quarterly.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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

3. Exhibits. See Exhibit Index on Page 67.

(b)	See (a) above.

(c)	See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 21, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21nd day of February, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Kevin C. Nash
Kevin C. Nash, Vice President, Finance, Chief Financial Officer and Treasurer
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
James Wallace

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1999
Grand Rapids, Michigan
February 21, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 21, 2018

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569,734,496	$546,477,075
Short-term investments	152,538,054	177,021,197
Accounts receivable, net	231,121,788	211,591,745
Inventories, net	216,765,583	189,311,437
Prepaid expenses and other	14,403,902	30,587,575
Total current assets	1,184,563,823	1,154,989,029
PLANT AND EQUIPMENT:
Land, buildings and improvements	317,600,833	294,696,813
Machinery and equipment	790,833,278	721,713,250
Construction-in-process	35,828,403	30,643,709
Total Plant and Equipment	1,144,262,514	1,047,053,772
Less- Accumulated depreciation	(651,783,184)	(581,231,305)
Net Plant and Equipment	492,479,330	465,822,467
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	57,782,418	49,894,363
Intangible Assets, net	288,975,000	308,275,000
Patents and other assets, net	20,887,496	23,273,129
Total Other Assets	675,010,759	688,808,337
TOTAL ASSETS	$2,352,053,912	$2,309,619,833
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$89,898,467	$79,963,630
Accrued liabilities:
Salaries, wages and vacation	18,502,209	12,378,007
Income Taxes	360,014	572,834
Royalties	14,660,864	11,932,416
Dividends payable	28,028,132	25,896,376
Current portion of long term debt	78,000,000	7,500,000
Other	14,197,321	11,614,716
Total current liabilities	243,647,007	149,857,979
LONG TERM DEBT	—	178,125,000
DEFERRED INCOME TAXES	58,888,644	71,212,620

TOTAL LIABILITIES	302,535,651	399,195,599

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 400,000,000 shares authorized; 280,281,321 and 287,737,516 shares issued and outstanding in 2017 and 2016 respectively.	16,816,879	17,264,251
Additional paid-in capital	723,510,672	683,446,463
Retained earnings	1,301,997,327	1,210,984,825
Accumulated other comprehensive income:
Unrealized gain on investments	6,626,379	2,788,975
Unrealized gain (loss) on derivatives	(78,026)	(1,197,281)
Cumulative translation adjustment	645,030	(2,862,999)
Total shareholders’ investment	2,049,518,261	1,910,424,234
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,352,053,912	$2,309,619,833
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
NET SALES	$1,794,872,578	$1,678,924,756	$1,543,617,706

COST OF GOODS SOLD	1,100,344,312	1,010,472,512	939,841,654

Gross profit	694,528,266	668,452,244	603,776,052

OPERATING EXPENSES:
Engineering, research and development	99,726,438	94,238,032	88,392,919
Selling, general and administrative	71,443,476	62,471,277	56,616,694
Total operating expenses	171,169,914	156,709,309	145,009,613

Income from operations	523,358,352	511,742,935	458,766,439

OTHER INCOME:
Investment income	9,442,387	4,787,128	4,990,811
Other, net	(1,004,035)	(5,969,290)	(165,794)
Total other income (expense)	8,438,352	(1,182,162)	4,825,017

Income before provision for income taxes	531,796,704	510,560,773	463,591,456

PROVISION FOR INCOME TAXES	125,004,782	162,969,497	145,121,597

NET INCOME	$406,791,922	$347,591,276	$318,469,859

EARNINGS PER SHARE:
Basic	$1.42	$1.21	$1.09
Diluted	$1.41	$1.19	$1.08

Cash Dividends Declared per Share	$0.390	$0.355	$0.335
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
Net Income	$406,791,922	$347,591,276	$318,469,859

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	3,508,029	(2,818,090)	(1,448,808)
Unrealized gains (losses) on derivatives	1,721,933	1,105,468	(1,471,736)
Unrealized gains (losses) on available-for-sale securities, net	5,903,699	3,013,951	(15,443,716)

Other comprehensive income (loss), before tax	11,133,661	1,301,328	(18,364,260)

Expense (Benefit) for income taxes related to components of other comprehensive income (loss)	2,668,973	1,441,798	(5,920,409)

Other comprehensive income (loss), net of tax	8,464,688	(140,469)	(12,443,851)

Comprehensive Income	$415,256,610	$347,450,807	$306,026,008

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2015	295,247,958	$17,714,877	$553,836,483	$988,548,070	$11,313,015	$1,571,412,445
Issuance of common stock and the tax benefit of stock plan transactions	2,740,626	164,438	32,841,787	—	—	33,006,225
Repurchases of common stock	(6,650,573)	(399,034)	(11,326,566)	(99,503,225)	—	(111,228,825)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,430,991	—	—	21,430,991
Dividends declared ($.335 per share)	—	—	—	(98,130,083)	—	(98,130,083)
Net income	—	—	—	318,469,859	—	318,469,859
Other comprehensive income	—	—	—	—	(12,443,851)	(12,443,851)
BALANCE AS OF DECEMBER 31, 2015	291,338,011	$17,480,281	$596,782,695	$1,109,384,621	$(1,130,836)	$1,722,516,761
Issuance of common stock and the tax benefit of stock plan transactions	6,705,632	402,338	86,491,101	—	—	86,893,439
Repurchases of common stock	(10,306,127)	(618,368)	(19,020,032)	(143,722,821)	—	(163,361,221)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	19,192,699	—	—	19,192,699
Dividends declared ($.355 per share)	—	—	—	(102,268,251)	—	(102,268,251)
Net income	—	—	—	347,591,276	—	347,591,276
Other comprehensive income (loss)	—	—	—	—	(140,469)	(140,469)
BALANCE AS OF DECEMBER 31, 2016	287,737,516	$17,264,251	$683,446,463	$1,210,984,825	$(1,271,305)	$1,910,424,234
Issuance of common stock and the tax benefit of stock plan transactions	4,498,729	269,923	47,500,544	—	—	47,770,467
Repurchases of common stock	(11,954,924)	(717,295)	(25,813,300)	(204,832,621)	—	(231,363,216)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,376,965	—	—	18,376,965
Dividends declared ($.39 per share)	—	—	—	(110,946,799)	—	(110,946,799)
Net income	—	—	—	406,791,922	—	406,791,922
Other comprehensive income (loss)	—	—	—	—	8,464,688	8,464,688
BALANCE AS OF DECEMBER 31, 2017	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$406,791,922	$347,591,276	$318,469,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,570,908	88,587,430	80,599,167
Gain on disposal of assets	(188,150)	(146,261)	(10,900)
Loss on disposal of assets	299,174	1,080,486	455,950
Gain on sale of investments	(1,309,166)	(4,239,895)	(9,666,482)
Loss on sale of investments	375,388	3,919,698	2,705,601
Deferred income taxes	(14,996,179)	22,498,361	13,058,458
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	18,376,965	19,192,699	21,430,991
Change in operating assets and liabilities:
Accounts receivable	(19,530,043)	(15,622,345)	(27,960,696)
Inventories	(27,454,146)	(14,616,026)	(32,937,525)
Prepaid expenses and other	16,183,673	4,399,366	(9,530,002)
Accounts payable	9,934,837	13,609,856	(5,103,209)
Accrued liabilities	12,947,597	10,793,540	2,904,940
Net cash flows from operating activities	501,002,780	477,048,185	354,416,152
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	30,207,523	87,293,155	58,517,164
Maturities and calls	23,100,000	5,500,000	—
Purchases	(29,874,960)	(216,670,674)	(47,513,972)
Plant and equipment additions	(104,040,919)	(120,955,614)	(97,941,762)
Proceeds from sale of plant and equipment	249,757	665,191	43,544
Increase in other assets	2,646,029	(7,278,166)	(2,842,635)
Net cash used for investing activities	(77,712,570)	(251,446,108)	(89,737,661)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(107,625,000)	(47,500,000)	(32,500,000)
Issuance of common stock from stock plan transactions	47,770,467	81,310,048	30,168,496
Cash dividends paid	(108,815,040)	(101,131,356)	(96,990,439)
Repurchases of common stock	(231,363,216)	(163,361,221)	(111,228,825)
Net cash used for financing activities	(400,032,789)	(230,682,529)	(210,550,768)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,257,421	(5,080,452)	54,127,723
CASH AND CASH EQUIVALENTS, Beginning of year	546,477,075	551,557,527	497,429,804
CASH AND CASH EQUIVALENTS, End of year	$569,734,496	$546,477,075	$551,557,527
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2017:
Allowance for Doubtful Accounts	$2,917,424	$—	$(202,891)	$2,714,533
Year Ended December 31, 2016:
Allowance for Doubtful Accounts	$2,663,477	$—	$253,947	$2,917,424
Year Ended December 31, 2015:
Allowance for Doubtful Accounts	$2,711,248	$—	$(47,771)	$2,663,477

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
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,734,496	$569,734,496	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	9,011,130	—	9,011,130	—
Mutual Funds	393,581	—	393,581	—
Corporate Bonds	12,944,999	—	12,944,999	—
Other	188,344	188,344	—	—
Long-Term Investments:
Corporate Bonds	3,018,720	—	3,018,720	—
Common Stocks	15,703,371	15,703,371	—	—
Mutual Funds	34,681,337	34,681,337	—	—
Preferred Stock	1,178,991	1,178,991	—	—
Total	$776,854,969	$751,486,539	$25,368,430	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$546,477,075	$546,477,075	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	13,993,480	—	13,993,480	—
Mutual Funds	26,116,681	—	26,116,681	—
Corporate Bonds	6,698,382	—	6,698,382	—
Other	212,653	212,653	—	—
Long-Term Investments:
Corporate Bonds	1,948,556	—	1,948,556	—
Common Stocks	12,849,007	12,849,007	—	—
Mutual Funds	28,872,010	28,872,010	—	—
Preferred Stock	714,000	714,000	—	—
Government Securities	5,510,790	—	5,510,790	—
Total	$773,392,634	$719,124,745	$54,267,889	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2017 and 2016:

	Unrealized
2017	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	9,024,777	—	(13,647)	9,011,130
Mutual Funds	392,482	1,575	(476)	393,581
Corporate Bonds	12,952,229	—	(7,230)	12,944,999
Other	188,344	—	—	188,344
Long-Term Investments:
Corporate Bonds	3,022,994	—	(4,274)	3,018,720
Common Stocks	10,897,219	5,079,815	(273,663)	15,703,371
Mutual Funds	29,306,540	5,440,344	(65,547)	34,681,337
Preferred Stock	1,141,458	40,533	(3,000)	1,178,991
Total	$196,926,043	$10,562,267	$(367,837)	$207,120,473

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2016	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	14,003,644	—	(10,164)	13,993,480
Mutual Funds	26,326,674	27,459	(237,452)	26,116,681
Corporate Bonds	6,706,721	—	(8,339)	6,698,382
Other	212,653	—	—	212,653
Long-Term Investments:
Corporate Bonds	1,955,292	—	(6,736)	1,948,556
Common Stocks	9,825,550	3,349,962	(326,505)	12,849,007
Mutual Funds	27,329,164	1,830,992	(288,146)	28,872,010
Preferred Stock	745,462	360	(31,822)	714,000
Government Securities	5,519,668	661	(9,539)	5,510,790
Total	$222,624,828	$5,209,434	$(918,703)	$226,915,559
Unrealized losses on investments as of December 31, 2017 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$263,655	$31,223,557
Greater than one year	104,182	285,077
Total	$367,837	$31,508,634
Unrealized losses on investments as of December 31, 2016 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$767,612	$55,574,292
Greater than one year	151,091	358,120
Total	$918,703	$55,932,412
ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income and equity investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2017 and 2016.
Fixed income securities as of December 31, 2017, have contractual maturities as follows:

Due within one year	$151,956,129
Due between one and five years	4,197,711
Due over five years	—
$156,153,840

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2017 and 2016.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Raw materials	$139,272,129	$115,099,569
Work-in-process	30,481,192	32,509,368
Finished goods	47,012,262	41,702,500
Total Inventory	$216,765,583	$189,311,437
Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $6.6 million and $6.1 million at December 31, 2017 and 2016. The overall allowance remained consistent at 3% of the inventory balance.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $77.0 million, $66.3 million and $58.1 million in 2017, 2016 and 2015, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments using a fair value method which incorporates management’s judgments and assumptions, as well as incorporates third party valuations. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value, the Company uses a combination of widely accepted valuation

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

methodologies incorporating certain judgments and assumptions to arrive at the fair value of the reporting unit.

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

Revenue Recognition
The Company’s revenue is generated from sales of its products. Sales are recognized when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables. Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered, and therefore the adoption of the standard did not have a material impact on its consolidated financial statements.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $2.6 million, $1.9 million and $1.4 million, in 2017, 2016 and 2015, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $24.6 million, $22.1 million and $20.7 million, in 2017, 2016 and 2015, respectively.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2017, 2016 and 2015. The Company does not offer extended warranties on its products.
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
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	2017	2016	2015
Numerators:
Numerator for both basic and diluted EPS, net income	$406,791,922	$347,591,276	$318,469,859
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	285,864,997	288,433,772	293,096,212
Potentially dilutive shares resulting from stock option plans	2,361,092	2,638,544	3,141,687
Denominator for diluted EPS	288,226,089	291,072,316	296,237,899
For the years ended December 31, 2017, 2016 and 2015, 910,105 shares, 1,985,849 shares, and 1,656,936 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the guidance provided in ASC Topic 815, Derivatives and Hedging. The guidance requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets and measured at fair value. For derivatives designated as cash flow hedges, fair value changes in the effective portion of the hedging instrument are recognized in accumulated other comprehensive income on the consolidated balance sheets until the forecasted transaction affects earnings of the consolidated entity. Any ineffective portion of the fair value change is recognized in

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

earnings immediately. The Company reported a loss of $.1 million in earnings for the year ended December 31, 2017 as a result of the ineffectiveness of the hedge. As of December 31, 2016, there was no ineffectiveness.

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
Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement as a component of the income tax provision. In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. ASU 2016-09 also allows for the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company will continue to apply its existing entity-wide policy to estimate the number of awards expected to be forfeited. The Company adopted this standard in the first quarter of 2017.

Impact to Consolidated Statements of Income
One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits or deficiencies related to share-based compensation. For example, prior to adopting ASU 2016-09 such benefits and deficiencies were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these benefits and deficiencies are recognized as a discrete tax benefit or discrete tax expense, in the Company’s Consolidated Statements of Income. For the years ended December 31, 2017, the Company recognized a net discrete tax benefit of $5.2 million, related to net tax benefits from share-based compensation. ASU 2016-09 requires companies to adopt the amendment related to accounting for benefits and deficiencies on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Income for the years ended December 31, 2016 and 2015 related to the $3.2 million and $1.2 million of net tax benefits the Company recognized as additional paid-in capital during each respective period. Net tax benefits of $3.2 million recognized as additional paid-in-capital during the year ended December 31, 2016 includes gross tax benefits of $4.9 million net of $1.7 million tax expense. Net tax benefits of $1.2 million recognized as additional paid-in-capital during the year ended December 31, 2015

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

includes gross tax benefits of $1.7 million net of $.5 million tax expense. In consideration of the impact of the adoption of this standard to earnings per share, the total impact of adoption of this standard to the earnings per share calculation was less than $.02 for the year ending December 31, 2017.

Impact to Consolidated Statements of Cash Flows
In addition to the income tax consequences described above, under ASU 2016-09 all tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, tax benefits from share-based payment arrangements were reported as cash flows from financing activities. With respect to the classification of tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, the Company elected to reclassify $5.6 million of tax expense previously reported as cash flows from financing activities on the Company’s Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016 as cash flows from operating activities.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company anticipates it will expand its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The Company will have a cumulative-effect adjustment in the first quarter of 2018 of approximately $7 million as a result of the implementation of this guidance, as a result of the reclassification of the net unrealized gain for available-for-sale securities as of December 31, 2017 from other comprehensive income to retained earnings. The adoption of ASU 2016-01 is expected to increase volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

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

(2)	DEBT AND FINANCING ARRANGEMENTS

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2017 and 2016, the Company made repayments of $107.6 million and $47.5 million respectively, plus accrued interest. The aforementioned payments include additional payments made by the Company of $100.0 million and $40.0 million respectively, on the Term Loan and Revolver, which were in addition to the scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of December 31, 2017, there was no outstanding balance on the Revolver, and the Company had availability of $149.3 million on the Revolver. As of December 31, 2017, $78.0 million was outstanding under the Term Loan. The Company anticipates that the Revolver and Term Loan will be retired in 2018.

The borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of December 31, 2017, the effective interest rate on its borrowings is equal to 2.57%. Interest expense for the years ended December 31, 2017 and 2016 are presented within the "Other, net" section of the Consolidated Statements of Income and expenses associated with the Term Loan and Revolver were $3.0 million and $3.5 million, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2017, the Company was in compliance with its covenants under the Credit Agreement.

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

Interest expenses are netted within the “Other, net” section of the Condensed Consolidated Statements of Income, and expenses associated with the interest rate swap were $1.3 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under its existing Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notional amount of the Company's derivative instruments are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Interest Rate swap	$150,000,000	$150,000,000	$150,000,000

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

Fair Value Measurements
Quoted Prices with Other Observable Inputs (Level 2)
	December 31, 2017	December 31, 2016	December 31, 2015
Financial assets:
Interest Rate Swap Asset	$—	$—	$—
Financial Liabilities:
Interest Rate Swap Liability (Other Accrued Liabilities)	$230,845	$1,841,970	$2,947,438

Based on loan balances as of December 31, 2017 and the effective date of July 31, 2015 of the interest rate swap, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by less than $0.1 million on an annual basis.

(3)	INCOME TAXES
The provision for income taxes is based on the earnings reported in the accompanying consolidated financial statements. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to apply taxable income in years which those temporary differences are expected to be recovered or settled. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.
The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Although the Company continues to analyze certain aspects of the Act and refine its assessment, the ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued as a result of the Act. Pursuant to SAB 118, adjustments to the provisional amounts recorded by the Company as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.
As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax liability by $38.4 million which was recorded as a reduction to income tax expense during the fourth quarter of 2017. The Company’s revaluation of its net deferred tax liability is subject to further refinement as additional information becomes available and further analysis is completed.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

The foreign components of income before the provision for income taxes were not material as of December 31, 2017, 2016 and 2015. The components of the provision for income taxes are as follows:

	2017	2016	2015
Currently payable:
Federal	$133,166,194	$136,124,497	$129,379,597
State	3,984,000	3,805,000	2,908,000
Foreign	2,440,000	540,000	276,000
Total	139,590,194	140,469,497	132,563,597
Deferred income tax (benefit) expense:
Primarily federal	(14,585,412)	22,500,000	12,558,000
Provision for income taxes	$125,004,782	$162,969,497	$145,121,597
The currently payable provision is further reduced by the tax benefits associated with the exercise, vesting or disposition of stock under the stock plans described in Note 5. These reductions totaled approximately $8.3 million, $11.8 million and $5.0 million in 2017, 2016 and 2015, respectively. As a result of the implementation of ASU 2016-09 in first quarter 2017, as further discussed in Note 1, this reduction was recognized through income tax expense in 2017, whereas the reductions were recognized as an adjustment of additional paid-in capital for the years 2016 and 2015.
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2017	2016	2015
Statutory federal income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal income tax benefit	0.50	0.50	0.40
Domestic production exclusion	(2.80)	(2.70)	(2.80)
Research tax credit	(0.80)	(0.80)	(0.80)
Increase (Reduction) in Reserve for Uncertain Tax Provisions	0.10	(0.20)	(0.60)
Change in Tax Rate on Deferred Taxes	(7.20)	—	—
Foreign Tax Credit	(0.80)	—	—
Other	(0.50)	0.10	0.10
Effective income tax rate	23.50%	31.90%	31.30%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Assets:
Accruals not currently deductible	$4,546,767	$4,282,470
Stock based compensation	8,594,640	18,701,361
Other	3,679,680	3,924,945
Total deferred income tax assets	16,821,087	26,908,776
Liabilities:
Excess tax over book depreciation	(46,123,681)	(65,642,206)
Goodwill	(18,972,334)	(23,225,969)
Unrealized gain on investments	(2,093,105)	(1,435,322)
Intangible assets	(4,172,726)	(5,368,886)
Other	(4,347,885)	(2,449,012)
Net deferred income taxes	$(58,888,644)	$(71,212,619)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)	INCOME TAXES, continued

Net current and non-current tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2017	2016
Long-term assets	16,821,087	26,908,776
Long-term liabilities	(75,709,731)	(98,121,395)
Total deferred tax liability	$(58,888,644)	$(71,212,619)
Income taxes paid in cash were approximately $126.0 million, $144.1 million and $138.0 million in 2017, 2016 and 2015, respectively.
The Tax Cuts and Jobs Act, along with reducing the federal income tax rate to 21% from 35%, implements a modified territorial system that provides for an exemption for foreign dividends. However, a one-time transition tax is payable in respect of cumulative retained earnings of foreign subsidiaries at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. The Company does not anticipate the one-time transition tax, the provisional estimate of which is $1.2 million, to be material.
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Beginning of year	$3,408,000	$5,375,000	$8,288,000
Additions based on tax positions related to the current year	941,000	756,000	1,765,000
Additions for tax positions in prior years	289,000	487,000	428,000
Reductions for tax positions in prior years	(63,000)	(2,949,000)	(336,000)
Reductions as a result of completed audit examinations	—	—	(4,162,000)
Reductions as a result of a lapse of the applicable statute of limitations	(140,000)	(261,000)	(608,000)
End of year	$4,435,000	$3,408,000	$5,375,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $433,000 and $277,000 for interest as of December 31, 2017 and 2016, respectively. Interest recorded during 2017, 2016 and 2015 was not considered significant.
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
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2017, 2016 and 2015 the Company’s contributions were approximately $7.7 million, $6.5 million and $5.7 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
The Company does not provide health care benefits to retired employees.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2017, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders.

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
The Company has granted options on 11,404,018 shares (net of shares from canceled/expired options) under the plan through December 31, 2017. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to seven years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2017	2016	2015
Dividend yield (1)	2.1%	2.2%	2.1%
Expected volatility (2)	26.7%	33.2%	35.8%
Risk-free interest rate (3)	2.0%	1.4%	1.5%
Expected term of options (in years) (4)	4.2	4.7	4.3
Weighted-average grant-date fair value	$4	$4	$4
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

As of December 31, 2017, there was $9,957,103 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 1.8 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2017, 2016 and 2015, and changes during the same periods are presented in the tables and narrative below.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2017
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	14,252	$15
Granted	1,295	20
Exercised	(3,476)	13		$25,156
Forfeited	(234)	16
Outstanding at End of Year	11,837	16	2.7 Yrs	$58,202
Exercisable at End of Year	5,297	$15	2 Yrs	$32,152

	2016
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,692	$14
Granted	3,227	17
Exercised	(6,291)	12		$31,790
Forfeited	(376)	15
Outstanding at End of Year	14,252	15	3 Yrs	$67,763
Exercisable at End of Year	4,855	$14	2.3 Yrs	$30,021

	2015
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,829	$13
Granted	2,966	17
Exercised	(2,344)	12		$11,596
Forfeited	(759)	14
Outstanding at End of Year	17,692	14	3 Yrs	$45,842
Exercisable at End of Year	6,858	$13	2.1 Yrs	$23,917

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2017, 2016, and 2015, are presented in the table and narrative below:

	2017		2016		2015
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	9,397	$4	10,835	$4	13,265	$4
Granted	1,295	4	3,227	4	2,966	4
Vested	(3,941)	4	(4,343)	4	(4,678)	4
Forfeited	(211)	4	(322)	4	(718)	4
Nonvested Stock Options at End of Year	6,540	$4	9,397	$4	10,835	$4

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 427,000 shares (net of shares from canceled options) under the new director plan and 1,074,480 shares (net of shares from canceled options) under a prior plan through December 31, 2017. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2017	2016	2015
Dividend yield (1)	2.2%	2.2%	2.1%
Expected volatility (2)	28.3%	34.1%	36.3%
Risk-free interest rate (3)	2.2%	1.9%	2.2%
Expected term of options (in years) (4)	6.4	6.2	6.0
Weighted-average grant-date fair value	$5	$4	$5
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

As of December 31, 2017, there were no unrecognized compensation costs related to share-based payments under this plan.
A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2017, 2016, and 2015, and changes during the same periods are presented in the tables and narrative below:

	2017
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	381	$14
Granted	56	19
Exercised	(31)	14
Forfeited	—	—
Outstanding at End of Year	406	15	6.1 Yrs	$2,565
Exercisable at End of Year	406	$15	6.1 Yrs	$2,565

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

A summary of the status of the Company’s nonvested Non-employee Director Stock Option Plan activity for the years ended December 31, 2017, 2016, and 2015, are presented in the table and narrative below:

	2017		2016		2015
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	—	$—	—	$—	—	$—
Granted	56	5	56	4	49	5
Vested	(56)	5	(56)	4	(49)	5
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	—	$—	—	$—	—	$—

Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2017, 2016 and 2015.

Plan	2017	2016	2015	Cumulative Shares Issued in 2017	Weighted Average Fair Value 2017
2013 Employee Stock Purchase Plan	175,479	177,781	201,785	794,997	$17.12

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

Restricted Stock Plan
In 2015, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 9,000,000 shares and to extend the Plan’s termination date to February 19, 2025. The purpose of this plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 2,019,404 shares outstanding and has issued 5,334,225 shares under the plan as of December 31, 2017. During 2017, 2016, and 2015, 228,630, 246,660 and 229,660 shares, respectively, were granted with a restriction period of five years, and 628,015 during 2017 with a restriction of four years, and cliff vest after the restriction period with no additional restrictions, at market prices ranging from $18.97 to $21.33 in 2017, $14.70 to $19.69 in 2016, and $15.50 to $18.30 in 2015, and has unearned stock-based compensation of $22,417,962 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2017, 2016 and 2015 was $5,353,339, $3,885,042, and$3,486,242 respectively.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2017	2016	2015
Revenue:
Automotive Products
United States	$567,492,812	$554,945,912	$494,876,354
Germany	351,123,204	328,208,190	295,044,988
Japan	185,261,067	154,005,299	148,632,237
Other Countries	654,250,385	602,532,841	568,318,425
Other	36,745,110	39,232,514	36,745,702
Total	$1,794,872,578	$1,678,924,756	$1,543,617,706
Income (Loss) from Operations:
Automotive Products	$512,895,699	$497,753,966	$445,067,511
Other	10,462,653	13,988,969	13,698,928
Total	$523,358,352	$511,742,935	$458,766,439
Assets:
Automotive Products	$1,472,061,650	$1,457,989,335	$1,414,426,679
Other	9,576,514	9,384,154	9,429,994
Corporate	870,415,748	842,246,344	724,816,255
Total	$2,352,053,912	$2,309,619,833	$2,148,672,928
Depreciation & Amortization:
Automotive Products	$95,378,100	$86,567,248	$78,925,332
Other	300,935	290,296	306,908
Corporate	3,891,873	1,729,886	1,366,927
Total	$99,570,908	$88,587,430	$80,599,167
Capital Expenditures:
Automotive Products	$82,703,576	$99,811,083	$97,632,519
Other	170,357	200,262	161,247
Corporate	21,166,986	20,944,269	147,996
Total	$104,040,919	$120,955,614	$97,941,762
Other includes Dimmable Aircraft Windows and Fire Protection Products. Major product line revenues included within these segments are as follows:

	2017	2016	2015
Automotive Products
Automotive Mirrors	$1,573,222,820	$1,456,963,758	$1,332,791,398
HomeLink® Modules*	184,904,648	182,728,485	174,080,606
Total Automotive Products	$1,758,127,468	$1,639,692,243	$1,506,872,004

Other Products Revenue	$36,745,110	$39,232,513	$36,745,702

Total Revenue	$1,794,872,578	$1,678,924,756	$1,543,617,706
*Excludes HomeLink® revenue integrated into automotive mirrors.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

ended December 31, 2017, 2016 and 2015, approximately 8%, 7% and 6% of the Company’s net sales were invoiced and paid in foreign currencies respectively.
In 2017, the Company had four automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Corporation	Volkswagen Group	Ford Motor Company	Daimler AG
2017	12%	15%	10%	10%
2016	11%	14%	11%	#
2015	11%	14%	11%	#
# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First		Second		Third		Fourth
	2017	2016	2017	2016	2017	2016	2017	2016
Net Sales	$453,535	$405,568	$443,139	$423,801	$438,628	$429,643	$459,570	$419,913
Gross Profit	175,801	158,691	167,208	166,773	171,230	173,822	180,290	169,167
Operating Income	134,427	120,849	125,865	128,746	129,073	134,212	133,994	127,936
Net Income	97,557	80,280	88,536	86,485	90,230	92,065	130,469	88,761
Earnings Per Share (Basic)	$0.34	$0.28	$0.31	$0.30	$0.32	$0.32	$0.46	$0.31
Earnings Per Share (Diluted)	$0.33	$0.28	$0.31	$0.30	$0.31	$0.32	$0.46	$0.31

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Twelve Months ended December 31,
	2017	2016	2015
Foreign currency translation adjustments:
Balance at beginning of period	$(2,862,999)	$(44,909)	$1,403,899
Other comprehensive loss before reclassifications	3,508,029	(2,818,090)	(1,448,808)
Net current-period change	3,508,029	(2,818,090)	(1,448,808)
Balance at end of period	645,030	(2,862,999)	(44,909)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	2,788,975	829,907	10,868,322
Other comprehensive income (loss) before reclassifications	4,444,360	2,167,196	(5,513,842)
Amounts reclassified from accumulated other comprehensive income	(606,956)	(208,128)	(4,524,573)
Net current-period change	3,837,404	1,959,068	(10,038,415)
Balance at end of period	6,626,379	2,788,975	829,907
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(1,197,281)	(1,915,834)	(959,206)
Other comprehensive income (loss) before reclassifications	248,042	(672,419)	(1,659,115)
Amounts reclassified from accumulated other comprehensive income	871,213	1,390,972	702,487
Net current-period change	1,119,255	718,553	(956,628)
Balance at end of period	(78,026)	(1,197,281)	(1,915,834)

Accumulated other comprehensive income (loss), end of period	$7,193,383	$(1,271,305)	$(1,130,836)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2017, 2016 and 2015.

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2017	2016	2015
Unrealized gains and (losses) on available-for-sale securities
Realized gain on sale of securities	$933,778	$320,197	$6,960,881	Other, net
Provision for Income Taxes	(326,822)	(112,069)	(2,436,308)	Provision for Income Taxes
Total reclassifications for the period	$606,956	$208,128	$4,524,573	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(1,340,329)	$(2,139,958)	$(1,080,750)	Other, net
Provision for Income Taxes	469,116	748,986	378,263	Provision for Income Taxes
	$(871,213)	$(1,390,972)	$(702,487)	Net of tax

Total reclassifications for the period	$(264,257)	$(1,182,844)	$3,822,086	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of $307.4 million related to the HomeLink® acquisition, which occurred in September 2013. The carrying value of Goodwill as of December 31, 2017 and December 31, 2016 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2016	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2017	$307,365,845

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

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2017 and December 31, 2016.

As of December 31, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(63,750,000)	$116,250,000	12 years
Existing Customer Platforms	43,000,000	(18,275,000)	$24,725,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(82,025,000)	288,975,000

As of December 31, 2016:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(48,750,000)	$131,250,000	12 years
Existing Customer Platforms	43,000,000	(13,975,000)	$29,025,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(62,725,000)	308,275,000

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated amortization on patents and intangible assets was approximately $101.0 million and $79.2 million at December 31, 2017 and 2016, respectively. Amortization expense on patents and other intangible assets was approximately $22.5 million, $22.3 million, and $22.5 million in 2017, 2016 and 2015, respectively. At December 31, 2017, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2018, 2019, 2020, and 2021 to be approximately $22 million annually and approximately $21 million for the year ended December 31, 2022.

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

*10.1
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

*10.2
Specimen form of Grant Agreement for the Gentex Corporation Qualified Stock Option Plan (as amended and restated, effective February 26, 2004 and as amended March 4, 2005), was filed as Exhibit 10(b)(3) to Registrant’s Report on Form 10-Q dated November 1, 2005, and the same is hereby incorporated herein by reference.

*10.3	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10.4
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to the Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10.5
Specimen form of Grant Agreement for the Gentex Corporation Restricted Stock Plan (as amended and restated, effective February 26, 2004), was filed as Exhibit 10(b)(4) to Registrant’s Report on Form 10-Q dated November 2, 2004, and the same is hereby incorporated herein by reference.

*10.6
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

10.10
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

10.11
Credit Agreement, dated September 27, 2013, by and between the Company, the Agent, the Syndication Agent, the Arranger, and the lenders thereto was filed as exhibit 10.1 to Registrant's Report on Form 8-K filed October 3, 2013, and the same is hereby incorporated herein by reference.

*10.12
Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 20, 2014) was included in Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

*10.13
Specimen form of Grant Agreement for the Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 10, 2014 was filed as exhibit 10.3 to Registrant's Report on Form 10-Q filed August 7, 2014, and the same is hereby incorporated herein by reference.

*10.14
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

10.16
ISDA Master Agreement between Wells Fargo Bank, N.A. and Gentex Corporation dated as of October 1, 2014 (with Schedule to the Master Agreement) was filed as Exhibit 10.1 to Registrant's Report on Form 10-Q dated November 10, 2014 and the same is hereby incorporated herein by reference.

*10.17
Second amendment to the Gentex Corporation Second Restricted Stock Plan (as amended on February 8, 2008) was included in the Registrant's proxy Statement filed with the Commission on April 2, 2015, and the same is hereby incorporated herein by reference.

*10.18
Amendment to the Gentex Corporation 2013 Employee Stock Purchase Plan (effective February 14, 2013) was included in the Registrant's Proxy Statement filed with the Commission on April 2, 2015, and is hereby incorporated herein by reference.

*10.19	Gentex Corporation Amended and Restated Annual Incentive Performance-Based Bonus Plan (as amended on February 15, 2018) filed as an exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.20	Retirement from Service Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.21	Employment Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.22	Stock Redemption Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 *Indicates a compensatory plan or arrangement.