Form 10-Q
period 2018-03-31
GENTEX CORP
filed 2018-05-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Yes:  ☐ No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 20, 2018
Common Stock, $.06 Par Value	273,854,076

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2018
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of  March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
		(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$524,323,560	$569,734,496
Short-term investments	152,179,408	152,538,054
Accounts receivable, net	246,427,239	231,121,788
Inventories	207,232,952	216,765,583
Prepaid expenses and other	11,531,029	14,403,902
Total current assets	1,141,694,188	1,184,563,823

PLANT AND EQUIPMENT—NET	496,274,467	492,479,330

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	3,240,000	57,782,418
Intangible Assets, net	284,150,000	288,975,000
Patents and other assets, net	21,627,968	20,887,496
Total other assets	616,383,813	675,010,759
Total assets	$2,254,352,468	$2,352,053,912

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$77,307,897	$89,898,467
Current portion of long-term debt	50,000,000	78,000,000
Accrued liabilities	100,861,709	75,748,540
Total current liabilities	228,169,606	243,647,007

DEFERRED INCOME TAXES	56,205,366	58,888,644

TOTAL LIABILITIES	284,374,972	302,535,651

SHAREHOLDERS’ INVESTMENT
Common stock	16,431,263	16,816,879
Additional paid-in capital	742,491,728	723,510,672
Retained earnings	1,208,841,516	1,301,997,327
Accumulated other comprehensive income	2,212,989	7,193,383
Total shareholders’ investment	1,969,977,496	2,049,518,261
Total liabilities and shareholders’ investment	$2,254,352,468	$2,352,053,912

Note: The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
NET SALES	$465,420,105	$453,535,250

COST OF GOODS SOLD	292,791,704	277,734,465
Gross profit	172,628,401	175,800,785

OPERATING EXPENSES:
Engineering, research and development	26,049,258	25,152,257
Selling, general & administrative	18,063,810	16,221,408
Total operating expenses	44,113,068	41,373,665

Income from operations	128,515,333	134,427,120

OTHER INCOME (LOSS)
Investment income	2,037,605	1,472,527
Other Income (Loss), net	1,206,993	(1,034,743)
Total Other Income	3,244,598	437,784

Income before provision for income taxes	131,759,931	134,864,904

PROVISION FOR INCOME TAXES	20,511,188	37,308,163

NET INCOME	$111,248,743	$97,556,741

EARNINGS PER SHARE:
Basic	$0.40	$0.34
Diluted	$0.40	$0.33

Cash Dividends Declared per Share	$0.110	$0.090
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Net Income	$111,248,743	$97,556,741

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	1,626,178	188,590
Unrealized gains on derivatives	67,047	641,975
Unrealized gains (losses) on debt securities, net	(21,280)	2,170,254

Other comprehensive income, before tax	1,671,945	3,000,819

Expense for income taxes related to components of other comprehensive income	9,611	984,280

Other comprehensive income, net of tax	1,662,334	2,016,539

Comprehensive Income	$112,911,077	$99,573,280
See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,248,743	$97,556,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,046,434	25,181,854
Gain on disposal of assets	(4,374)	(146,261)
Loss on disposal of assets	8,677	359,959
Gain on sale of investments	(1,245,075)	(274,844)
Loss on sale of investments	529,484	21,431
Deferred income taxes	(2,746,797)	5,718,363
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	3,977,471	4,422,996
Change in operating assets and liabilities:
Accounts receivable, net	(15,305,451)	(37,866,173)
Inventories	9,532,631	(7,776,814)
Prepaid expenses and other	2,872,873	18,857,501
Accounts payable	(12,590,570)	(2,249,350)
Accrued liabilities, excluding dividends declared and short-term debt	23,125,002	27,385,768
Net cash provided by operating activities	147,449,048	131,191,171

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	53,822,052	1,316,280
Maturities and calls	3,000,000	6,100,000
Purchases	(1,213,405)	(16,225,018)
Plant and equipment additions	(26,247,890)	(27,119,993)
Proceeds from sale of plant and equipment	67,400	15,001
Decrease (Increase) in other assets	45,322	(588,361)
Net cash provided by (used for) investing activities	29,473,479	(36,502,091)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of debt	(28,000,000)	(41,875,000)
Issuance of common stock from stock plan transactions	36,267,047	17,237,232
Cash dividends paid	(28,028,132)	(25,896,377)
Repurchases of common stock	(202,572,378)	(30,986,385)
Net cash used for financing activities	(222,333,463)	(81,520,530)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(45,410,936)	13,168,550

CASH AND CASH EQUIVALENTS, beginning of period	569,734,496	546,477,075

CASH AND CASH EQUIVALENTS, end of period	$524,323,560	$559,645,625

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2017 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the interim period presented.

(2)  Adoption of New Accounting Pronouncements

New Accounting Pronouncements Adopted in Fiscal Year 2018

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method as applied to customer contracts that were not completed as January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The Company has documented its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered, as customer contracts did not meet the criteria in ASC 606 for over-time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company has expanded its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU. See Note 14 to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the Company’s revenue.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to the Company's consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in net income. The amendment also updates certain presentation and disclosure requirements. The Company had a cumulative-effect adjustment in the first quarter of 2018 of approximately $6.6 million related to the reclassification of the net unrealized gain on available-for-sale securities as of January 1, 2018 from other comprehensive income to retained earnings due to the implementation of this guidance.

New Accounting Pronouncements Not Yet Adopted

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2017 and March 31, 2018 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of March 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,352,536	$(19,760,899)	$16,591,637	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(67,500,000)	112,500,000	12 years
Existing Customer Platforms	43,000,000	(19,350,000)	23,650,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(86,850,000)	$284,150,000

Total Patents & Other Intangible Assets	$407,352,536	$(106,610,899)	$300,741,637

        As of December 31, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$34,847,029	$(18,943,554)	$15,903,475	various

HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(63,750,000)	$116,250,000	12 years
Existing Customer Platforms	43,000,000	(18,275,000)	$24,725,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(82,025,000)	$288,975,000

Total Patents & Other Intangible Assets	$405,847,029	$(100,968,554)	$304,878,475

Amortization expense on patents and intangible assets was approximately $5.7 million during the three month period ended March 31, 2018, compared to approximately $5.6 million for the same period ended March 31, 2017.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2018, 2019, 2020, 2021, and 2022 to be approximately $22 million annually.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) Investments
The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” for its financial assets and liabilities, and for its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measurement on earnings. The cost of securities sold is based on the specific identification method.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact on the Company's consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in net income, though there are also updates to certain presentation and disclosures.  The Company had a cumulative-effect adjustment in the first quarter of 2018 of approximately $6.6 million related to the reclassification of the net unrealized gain on available-for-sale securities as of January 1, 2018 from other comprehensive income to retained earnings as a result of the implementation of this guidance.
The Company’s investments in common stock are stated at fair value based on quoted market prices, and as such are classified as Level 1 assets. The Company determines the fair value of its government securities and corporate bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit have remaining maturities of less than one year and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.
During the year ended December 31, 2017, the Company made technology investments in certain non-consolidated affiliates for ownership interests of less than 20%.  These investments do not have readily determinable fair values, and the Company has not to date identified any observable events that would cause adjustment, and therefore these investments are held at cost at a total of $3.2 million as of March 31, 2018. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Long-term investments decreased from December 31, 2017 to March 31, 2018 as a result of the sale of the majority of the Company's available-for-sale equity investments as part of its previously announced capital allocation strategy.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2018 and December 31, 2017:
As of March 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$524,323,560	$524,323,560	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Corporate Bonds	15,891,817	—	15,891,817	—
Government Securities	6,003,510	—	6,003,510	—
Other	284,081	284,081	—	—
Long-Term Investments:
Common Stocks	40,000	40,000	—	—
Total	$676,542,968	$654,647,641	$21,895,327	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,734,496	$569,734,496	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	9,011,130	—	9,011,130	—
Mutual Funds	393,581	—	393,581	—
Corporate Bonds	12,944,999	—	12,944,999	—
Other	188,344	188,344	—	—
Long-Term Investments:
Corporate Bonds	3,018,720	—	3,018,720	—
Common Stocks	15,703,371	15,703,371	—	—
Mutual Funds	34,681,337	34,681,337	—	—
Preferred Stock	1,178,991	1,178,991	—	—
Total	$776,854,969	$751,486,539	$25,368,430	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of  March 31, 2018, and December 31, 2017:

As of March 31, 2018:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	6,009,310	—	(5,800)	6,003,510
Corporate Bonds	15,919,177	—	(27,360)	15,891,817
Other	284,081	—	—	284,081
Long-Term Investments:
Common Stocks	40,000	—	—	40,000
Total	$152,252,568	$—	$(33,160)	$152,219,408

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	9,024,777	—	(13,647)	9,011,130
Mutual Funds	392,482	1,575	(476)	393,581
Corporate Bonds	12,952,229	—	(7,230)	12,944,999
Other	188,344	—	—	188,344
Long-Term Investments:
Corporate Bonds	3,022,994	—	(4,274)	3,018,720
Common Stocks	10,897,219	5,079,815	(273,663)	15,703,371
Mutual Funds	29,306,540	5,440,344	(65,547)	34,681,337
Preferred Stock	1,141,458	40,533	(3,000)	1,178,991
Total	$196,926,043	$10,562,267	$(367,837)	$207,120,473

Unrealized losses on investments as of March 31, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$33,160	$21,895,327
Greater than one year	—	—
Total	$33,160	$21,895,327
Unrealized losses on investments as of December 31, 2017, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$263,655	$31,223,557
Greater than one year	104,182	285,077
Total	$367,837	$31,508,634

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. No investment losses were considered to be other than temporary during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.

Fixed income securities as of March 31, 2018 have contractual maturities as follows:

Due within one year	$151,895,327
Due between one and five years	—
Due over five years	—
$151,895,327

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2018	December 31, 2017
Raw materials	$132,138,376	$139,272,129
Work-in-process	31,124,313	30,481,192
Finished goods	43,970,263	47,012,262
Total Inventory	$207,232,952	$216,765,583

(6) Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2018	2017
Numerators:
Numerator for both basic and diluted EPS, net income	$111,248,743	$97,556,741
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	274,759,516	287,408,900
Potentially dilutive shares resulting from stock plans	2,749,912	4,070,938
Denominator for diluted EPS	277,509,428	291,479,838

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	156,467	2,311

(7) Stock-Based Compensation Plans
As of March 31, 2018, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2017, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $3,901,316 for the three months ended March 31, 2018, and $3,484,240 for the three months ended March 31, 2017. Compensation cost for share based payment awards capitalized as part of inventory as of  March 31, 2018 and March 31, 2017 was $258,651 and $226,119, respectively.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  Stock-Based Compensation Plans (continued)

	Three Months Ended March 31,
	2018	2017
Dividend Yield(1)	2.02%	2.18%
Expected volatility(2)	23.26%	29.81%
Risk-free interest rate(3)	2.56%	2.10%
Expected term of options (years)(4)	4.19	4.09
Weighted-avg. grant date fair value	$4.18	$4.51
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years. As of March 31, 2018, there was $10,686,587 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of March 31, 2018, there was no unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 427,000 shares under the non-employee director plan through March 31, 2018. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of  March 31, 2018, the Company has granted 824,647 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2018, the Company had unearned stock-based compensation of $27,760,004 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2018 and 2017 was $1,643,060 and $940,811, respectively.

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

	Three Months Ended March 31,
	2018	2017
Foreign currency translation adjustments:
Balance at beginning of period	$645,030	$(2,862,999)
Other Comprehensive income before reclassifications	1,626,178	188,590
Net current-period change	1,626,178	188,590
Balance at end of period	2,271,208	(2,674,409)
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	(16,349)	2,788,975
Other Comprehensive income before reclassifications	548,506	1,575,383
Amounts reclassified from accumulated other comprehensive income	(565,317)	(164,718)
Net current-period change	(16,811)	1,410,665
Balance at end of period	(33,160)	4,199,640
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(78,026)	(1,197,281)
Other comprehensive income before reclassifications	43,173	147,318
Amounts reclassified from accumulated other comprehensive income	9,794	269,966
Net current-period change	52,967	417,284
Balance at end of period	(25,059)	(779,997)

Accumulated other comprehensive income, end of period	$2,212,989	$745,234

The following table presents details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2018	2017
Unrealized gains (losses) on available-for-sale securities
Realized gain on sale of securities	$715,591	$253,413	Other income (loss), net
Provision for income taxes	(150,274)	(88,695)	Provision for income taxes
	$565,317	$164,718	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$(12,398)	$(415,333)	Other income (loss), net
Provision for income taxes	2,604	145,367	Provision for income taxes
	$(9,794)	$(269,966)	Net of tax

Total net reclassifications for the period	$555,523	$(105,248)	Net of tax

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

During the three months ended March 31, 2018, the Company made principal repayments of $28.0 million, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $26.1 million on the Term Loan during the first quarter of 2018, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of March 31, 2018, there was no outstanding balance on the Revolver. Under current terms of the Term Loan, the Company is required to make principal repayments of  $7.5 million annually. As of March 31, 2018, $50.0 million was outstanding under the Term Loan.

As of March 31, 2018, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of March 31, 2018 the interest rate on its borrowings is equal to 2.88%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.5 million during the three months ended March 31, 2018, and $0.9 million during the three months ended March 31, 2017, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of  March 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

(10) Equity

The decrease in common stock during the three months ended March 31, 2018, was primarily due to the repurchases of 9.3 million shares, of which 3.8 million shares were acquired pursuant to the Company's previously announced share repurchase plan. In addition, 5.5 million shares were repurchased from the former CEO and subsequently retired, pursuant to his previously disclosed retirement agreement, at a price of $20.98 per share. As previously announced, these share repurchases were separately approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan.  The share repurchases in the first quarter of 2018 were partially offset by the issuance of 2.9 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 6.4 million shares.

The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the second quarter of 2017, and a further $0.01 per share increase during the first quarter of 2018. As such, the Company recorded a cash dividend of $0.11 during the first quarter of 2018 as compared to a cash dividend of $0.09 per share during the first quarter of 2017. The first quarter 2018 dividend of $30.1 million, was declared on March 9, 2018, and was paid on April 18, 2018.

(11) Contingencies
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations or cash flows of the Company.

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

	Three Months Ended March 31,
	2018	2017
Revenue:
Automotive Products	$454,965,374	$445,652,575
Other	10,454,731	7,882,675
Total	$465,420,105	$453,535,250
Income from operations:
Automotive Products	$124,962,159	$132,504,957
Other	3,553,174	1,922,163
Total	$128,515,333	$134,427,120

(13) Income Taxes

The effective tax rate was 15.6% in the three months ended March 31, 2018 compared to 27.7% for the same period in 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the three month period ended March 31, 2018. The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act ("Act"), as well as R&D tax credits, discrete tax benefits related to equity compensation, and the foreign-derived intangible income tax deduction.

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as the Company has continued to analyze certain aspects of the Act and refine its application to the Company. The Company has continued to recognize provisional effects of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued pursuant to the Act. Under SAB 118, adjustments to the provisional amounts recorded by the Company as of March 31, 2018, that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

(14) Revenue

The Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy and then applicable guidance for revenue recognition prior to the adoption of ASC 606.

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the period ended March 31, 2018:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue	Three Months Ended March 31, 2018
Automotive Products
U.S.	140,312,987
Germany	91,793,541
Japan	49,832,997
Other	173,025,849
Total Automotive Products	454,965,374
Other Products (U.S.)	10,454,731
Total Revenue	465,420,105

Revenue by geographic area may fluctuate based on many factors, including exposure to local economic, political and labor conditions; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

The following table disaggregates the Company’s Automotive and Other revenue by major source for the period ended March 31, 2018:

Revenue	Three Months Ended March 31, 2018
Automotive Segment
Automotive Mirrors & Electronics	404,241,628
HomeLink Modules*	50,723,746
Total Automotive Products	454,965,374

Other Segment
Fire Protection Products	5,279,658
Windows Products	5,175,073
Total Other	10,454,731

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Such recognition generally occurs with the transfer of control of the products at a point in time. OEM contracts generally include Long Term Supply Agreements ("LTSA") and Purchase Orders ("PO") whereby the LTSA sometimes stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer in conjunction with other mutually agreed upon terms and conditions.

The Company does not generate revenue from arrangements with multiple deliverables. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and excludes from revenue amounts which are transferred to third parties, such as sales, value add, and other taxes the Company collects concurrently with revenue-producing activities. The Company does not incur any incremental cost to obtain contracts. Costs are incurred to fulfill contracts with the OEM. However, such costs are accounted for under ASC 340-10, and are not treated as fulfillment costs under ASC 340-40.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Automotive Products Segment

Automotive Rearview Mirrors and Electronics

The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features. The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features as what is available in its automatic-dimming applications. The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console.

For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. The Company receives cash equal to the invoice price for most automotive product sales at time of invoice. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. Payment terms on automotive part sales to customers range from 15 days to 90 days. Estimated revenue is adjusted at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.

HomeLink® Modules

The Company manufactures and sells HomeLink® Modules individually, as well as in combination with the automotive mirrors and other advanced features, as described above. For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer.

Other Segment

Dimmable Aircraft Windows

The Company supplies variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. For dimmable aircraft windows, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. Payment terms on dimmable aircraft window sales to customers range from 30 days to 45 days.

Fire Protection Products

The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, electrochemical carbon monoxide detectors and alarms, audible and visual signaling alarms, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential buildings. For fire protection parts, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. Payment terms on fire protection part sales to customers range from 30 days to 75 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2018 VERSUS FIRST QUARTER 2017
Net Sales. Net sales for the first quarter of 2018 increased by $11.9 million or 3% when compared with the first quarter of 2017.
Automotive net sales for the first quarter of 2018 increased 2% to $455.0 million, compared with automotive net sales of $445.6 million in the first quarter of 2017, driven primarily by a 7% quarter over quarter increase in automotive mirror unit shipments. This increase in automotive mirror unit shipments in the first quarter of 2018 of 7% to 10.6 million units compared with the first quarter of 2017, was due to increased international shipments of the Company's interior and exterior auto-dimming mirrors, which were partially offset by lower quarter over quarter North American mirror unit shipments.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2018, and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017	% Change
North American Interior Mirrors	2,326	2,359	(1)%
North American Exterior Mirrors	818	916	(11)%
Total North American Mirror Units	3,143	3,276	(4)%
International Interior Mirrors	5,348	4,818	11%
International Exterior Mirrors	2,112	1,826	16%
Total International Mirror Units	7,459	6,643	12%
Total Interior Mirrors	7,673	7,177	7%
Total Exterior Mirrors	2,930	2,742	7%
Total Auto-Dimming Mirror Units	10,603	9,919	7%
Note: Percent change and amounts may not total due to rounding.
Other net sales were $10.4 million in the first quarter of 2018, an increase of 33%, compared to $7.9 million in the first quarter of 2017.  This was a result of fire protection sales of $5.3 million in the first quarter of 2018, increasing by 23% compared to $4.3 million of fire protection sales is the first quarter of 2017. Additionally, automatic dimmable windows increased to $5.2 million, an increase of $45%, in the first quarter of 2018 compared to the first quarter of 2017.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.9% in the first quarter of 2018 versus 61.2% in the first quarter of 2017.  The quarter over quarter net decrease in the gross profit margin was primarily the result of the inability to leverage fixed overhead costs, resulting from the lower than forecasted industry production and sales growth as well as Full Display Mirror® shipments being lower than demand during the quarter due to a supplier production issue. Additionally, annual customer price reductions negatively impacted the gross margin because they were not fully offset by purchasing cost reductions. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 150 - 200 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development (E, R & D) expenses for the first quarter of 2018 increased 4% or $0.9 million when compared with the first quarter of 2017, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.
Selling, general and administrative (S, G & A) expenses increased by 11.4% or $1.8 million for the first quarter of 2018 compared to the first quarter of 2017. S, G & A expenses, notwithstanding the quarter over quarter increase, remained at approximately 4% of net sales in the first quarter of 2018 and in the first quarter of 2017. S, G, & A expenses increased on a dollar basis primarily due to increased staffing levels and travel.

Total operating expenses were $44.1 million in the first quarter of 2018, which increased 7% or $2.7 million, from $41.4 million in the first quarter of 2017.
Total Other Income. Total other income for the first quarter of 2018 increased by $2.8 million when compared with the first quarter of 2017, primarily due to increased interest, net of expense, foreign exchange gains, and an increase in realized gains on sales of equity investments during the first quarter of 2018 versus the same quarter in the prior year, as the Company sold all of its holdings in available-for-sale equity investments as part of its previously announced capital allocation strategy.
Provision for Income Taxes. The effective tax rate was 15.6% in the first quarter of 2018 compared to 27.7% for same quarter of 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the three month period ended March 31, 2018. The decrease in the effective tax rate for the first quarter of 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017, as well as R&D tax credits and certain discrete tax benefits related to equity compensation.
Net Income. Net income for the first quarter of 2018 increased by $13.7 million or 14% when compared with the first quarter of 2017, primarily due to the decrease in tax expense, which was partially offset by decreases in gross profit margin and increases in operating expenses.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2018 was $524.3 million, which increased approximately $45.4 million compared to $569.7 million as of December 31, 2017. The decrease was primarily due to share repurchases, dividend payments, the accelerated repayment of debt, and capital expenditures, which was partially offset by the positive cash flows from operations and the sales proceeds from sales of investments during the three months ended March 31, 2018.
Short-term investments as of March 31, 2018 were $152.2 million, down from $152.5 million as of  December 31, 2017. Long-term investments were $3.2 million as of March 31, 2018, compared to $57.8 million as of December 31, 2017, as a result of sales of investments that occurred during the quarter, as the Company sold all of its holdings in available-for-sale equity investments as part of its previously announced capital allocation strategy.
Accounts receivable as of March 31, 2018 increased approximately $15.3 million compared to December 31, 2017, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of March 31, 2018, increased approximately $9.5 million when compared to December 31, 2017, primarily due to decreases in raw materials and finished goods.
Accounts payable as of March 31, 2018 increased approximately $12.6 million when compared to December 31, 2017, primarily due to timing of payments and capital expenditures.
Accrued liabilities and current portion of long-term debt as of March 31, 2018 decreased approximately $2.9 million compared to December 31, 2017, primarily due to the Company's debt repayment of $28.0 million during the first quarter of 2018, which was partially offset by an increase in accrued income taxes.
Cash flow from operating activities for the three months ended March 31, 2018 increased $16.3 million to $147.4 million, compared with $131.2 million during the same three month period last year, primarily due to the increase in net income.
Capital expenditures for the three months ended March 31, 2018 were approximately $26.2 million, compared with approximately $27.1 million for the same three month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. In the first quarter of 2018, as previously announced, the Company acquired a 25,000 square-foot, one-story building that was previously leased by the Company since 1978 as part of the former CEO's retirement agreement.
The Company estimates that it currently has building capacity to manufacture approximately 30 - 33 million interior mirror units annually and approximately 13 - 15 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.

Management considers the current working capital, as well as the debt financing arrangement (notwithstanding its prohibitions on incurring additional indebtedness), discussed further in Note 9 to the Unaudited Condensed Consolidated Financial Statements, in addition to internally generated cash flow and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	March 31, 2018	December 31, 2017
Working Capital	$913,524,582	$940,916,816
The decrease in working capital as of March 31, 2018 is primarily due to continued debt repayments and share repurchases made during the three month period ended March 31, 2018.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock based on market conditions, the market price of the stock, anti-dilutive effect on earnings, available cash and other factors that the Company deems appropriate. During the three months ended March 31, 2018, the Company repurchased 9,331,499 shares, of which 5,499,728 shares were repurchased from the former CEO, pursuant to the previously disclosed retirement agreement. The shares repurchased from the former CEO were separately approved by the Company's Board of Director's and were not a part of the Company's existing publicly announced share repurchase plan. The company has 25,959,125 shares remaining under the plan as of March 31, 2018, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's unit growth continues to out-pace vehicle production growth in large part due to the many different product launches that have been executed in 2017 and in the first quarter of 2018. The Company's unit and revenue growth continues to be driven by the Company's electrochromic technology, including a number of vehicles that are new launches, as well as certain other advanced features. As previously disclosed, during the first quarter of 2018, a supplier production issue for certain electronic components affected the Company's ability to meet demand for certain Full Display Mirrors® which resulted in a negative impact of approximately 2% in revenue during the quarter. Since the end of the first quarter of 2018, the supplier production issue has been remediated and normal shipments of the impacted products have resumed.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 10 vehicle models during the first quarter of 2018. The first quarter was highlighted by increased launch levels in HomeLink® and Full Display Mirror®.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. On the other hand, when unit growth out-paces electronic content adoption, the Company typically has challenges when comparing margins on a period over period basis. During the first quarter of 2018, the Company experienced a 7% organic growth rate for interior mirror units and a 7% organic growth rate for exterior mirror units compared to the first quarter of 2017, driven by an increase of 12% in international auto-dimming mirror unit shipments. The underlying light vehicle production in both the European and Japan and Korea regions were down 2% quarter over quarter overall in these markets, which comprise the majority of the Company’s international shipments. The growth in international auto-dimming mirror unit shipments was partially offset by a quarter over quarter 4% decrease in North American auto-dimming mirror unit shipments which in part resulted from a 1% quarter over quarter decline in North American light vehicle production. As a result of the foregoing, gross and operating margins were impacted versus the same period last year.

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

The Company continues to work on the development and launch of the Full Display Mirror® for six customers. As of the first quarter of 2018, the Company is shipping production Full Display Mirrors® to four OEMs, which are General Motors, Subaru, Toyota, and Nissan. During the first quarter of 2018, the Company announced that Jaguar Land Rover will be the first automaker to offer the Company’s next-generation FDM® which features an all-new frameless design with a larger, higher-resolution display. Jaguar Land Rover represents the fifth overall customer to launch with the Company's FDM® product and the first European customer to adopt the feature. Additionally during the first quarter of 2018, the Company announced it was sourced a Full Display Mirror® program with its sixth OEM customer. The Company continues to see interest from other automotive OEMs as well and is negotiating with other OEMs. The Company hopes the foregoing will cause certain other OEMs to consider adding the Full Display Mirror® into their product roadmap for future vehicles.

During the first quarter of 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature all while enhancing safety by allowing the system to fail safe. Failures due to weather conditions or system failure that disrupt the digital view, allow drivers to use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.

On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2017, NHTSA published its Fiscal Year 2018 Budget Estimate that references rear visibility as an area for deregulation consideration. The Unified Agenda of Regulatory and Deregulatory Actions, published by the Trump Administration after the NHTSA Fiscal Year 2018 Budget Estimate, does not reference rule making for new or changed requirements of the rear visibility standard.

In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors in Japan and European countries. As of January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has launched a rear vision camera system that streams rear video to a rearview-mirror-integrated display using the Company's Full Display Mirror®. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the next-generation HomeLink®, a HomeLink® button press communicates with the HomeLink® app on the user’s smartphone via Bluetooth Low Energy. The app contains pre-defined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. Production deliveries are currently anticipated for end of calendar year 2018, which may vary based on automaker vehicle launch timing.

During the first quarter of 2017, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink ConnectTM. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure called HomeLink ConnectTM. HomeLink ConnectTM is an all new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink ConnectTM compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings. The Company also announced that Jaguar Land Rover will be the first OEM to deploy this new technology on their vehicles.

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

In 2014, the NHTSA issued a final rule requiring rearview video systems in U.S. light vehicles by May 1, 2018, with a phase-in schedule requirement of 10% of vehicles after May 2016, 40% of vehicles after May 2017, and 100% of vehicles after May 2018. In this release, NHTSA estimated that 57% of model year 2014 vehicles already have a rear video system, and that even without a final rule, 73% of the vehicles sold into North America would have already included a rearview video system by 2018. This NHTSA rule, as is indicated from the percentage of U.S. vehicles already having a solution, does not currently indicate an immediate opportunity for new Rear Camera Display (RCD) mirror applications for the Company. Customer opportunities for RCD mirror applications may exist by the time the 100% requirement is in place, but there is no certainty that is the case at this time. The Company’s RCD mirror application meets all the technical requirements of the NHTSA rule when installed in a vehicle and appropriately paired with an OEM specified camera. The NHTSA rule that rearview video systems are required has increased competition for systems capable of rear video in a variety of locations in the vehicle. The Company's RCD mirror application has and will continue to be affected by this increased competition.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in automotive rearview mirrors and other electronic features that it offers in vehicles and aerospace windows. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK
The Company utilizes the light vehicle production forecasting services of IHS Worldwide, and using the April 2018 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2018.

Light Vehicle Production (per IHS Automotive April light vehicle production forecast)
(in Millions)
Region	2Q 2018	2Q 2017	% Change	Calendar Year 2018	Calendar Year 2017	% Change
North America	4.50	4.57	(2)%	17.33	17.26	—%
Europe	5.81	6.03	(4)%	22.83	22.78	—%
Japan and Korea	3.17	3.16	—%	12.93	12.91	—%
Total Light Vehicle Production	13.48	13.76	(2)%	53.09	52.95	—%
The Company continues to estimate that top line revenue for calendar year 2018 will be between $1.89 and $1.97 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.
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
Based on actual results for the first quarter, currently forecasted sales and product mix, the Company continues to estimate that the gross profit margin will be between 38.0% and 39.0% for calendar year 2018.
The Company also continues to estimate that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be approximately $180 - $190 million for calendar year 2018, primarily due to staffing related costs, professional fees and travel expenses, which continue to support growth and the development of new business, technology advances and support for new income tax legislation passed in 2017. The Company also plans to continue to invest in selling and marketing efforts at a rate of growth that approximates the rate of sales growth for the Company.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, the Company currently continues to anticipate that 2018 capital expenditures will be approximately $115 - $130 million. Capital expenditures in the calendar year 2018 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company continues to estimate that depreciation and amortization expense for calendar year 2018 will be approximately $105 - $115 million.
After further analysis and refinement, the Company is lowering its estimated effective annual tax rate for calendar year 2018 from the previous guidance in the range of 18.0% to 21.0% to a range of 15.0% to 18.0%. This is primarily as a result of further detailed analysis of components of legislation related to the Tax Cuts and Jobs Act of 2017, R&D tax credits, as well as discrete tax benefits related to equity compensation.
The Company also intends to continue to repurchase additional shares of its common stock in 2018 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate, commensurate with its previously announced capital allocation strategy.
Finally, based on 2018 light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2019, which continues to be estimated to be over and above the foregoing 2018 revenue estimates in the range of 5% to 10%.

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

The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, and equity price risk. Historically, volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2018, other than the Company's sale of all holdings of available for sale equity investments (as part of its previously announced capital allocation strategy), there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth in Item 2.

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

Item 4.  Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2017, except to the extent described in Part I – Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. On February 23, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. On August 23, 2017, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 15,000,000 shares (post - split) under the plan. On January 16, 2018, the Company repurchased approximately 5.5 million shares of common stock from the former CEO pursuant to his retirement agreement, as previously announced. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company's existing share repurchase plan. On March 9, 2018, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 20,000,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the three months ended March 31, 2018:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchase As Part of a Publicly Announced Plan or Program*	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program*
January 2018	6,649,731	21.33	6,649,731	8,640,893
February 2018	1,944,826	22.60	1,944,826	6,696,067
March 2018	736,942	22.81	736,942	25,959,125
1st Quarter 2018 Total	9,331,499	21.71	9,331,499

2018 Total	9,331,499	21.71	9,331,499	25,959,125

*See above and below for additional plan or program details.
As of March 31, 2018 the Company has repurchased 96,040,603 shares at a total cost of $1,153,156,716 under the plan or otherwise. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
September 30, 2017	3,213,146	56,270,779
December 31, 2017	5,086,500	101,535,549
March 31, 2018	9,331,499	$202,572,393
Totals	96,040,603	$1,153,156,716

Item 6. Exhibits.

See Exhibit Index on Page	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 4, 2018	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 4, 2018	/s/ Kevin C. Nash
Kevin C. Nash
Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase