Form 10-Q
period 2018-06-30
GENTEX CORP
filed 2018-08-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

Emerging growth company

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial or accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes:  ☐  No:   ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes:  ☐  No:  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 20, 2018
Common Stock, $.06 Par Value	268,915,947

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2018
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$296,699,141	$569,734,496
Short-term investments	171,020,806	152,538,054
Accounts receivable, net	239,406,379	231,121,788
Inventories	212,375,655	216,765,583
Prepaid expenses and other	23,575,408	14,403,902
Total current assets	943,077,389	1,184,563,823

PLANT AND EQUIPMENT—NET	499,673,418	492,479,330

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	141,305,695	57,782,418
Intangible assets, net	279,325,000	288,975,000
Patents and other assets, net	21,361,937	20,887,496
Total other assets	749,358,477	675,010,759
Total assets	$2,192,109,284	$2,352,053,912

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$106,784,447	$89,898,467
Current portion of long-term debt	23,125,000	78,000,000
Accrued liabilities	84,525,227	75,748,540
Total current liabilities	214,434,674	243,647,007

DEFERRED INCOME TAXES	56,175,298	58,888,644

TOTAL LIABILITIES	270,609,972	302,535,651

SHAREHOLDERS’ INVESTMENT
Common stock	16,135,387	16,816,879
Additional paid-in capital	748,794,815	723,510,672
Retained earnings	1,157,048,214	1,301,997,327
Accumulated other comprehensive (loss) income	(479,104)	7,193,383
Total shareholders’ investment	1,921,499,312	2,049,518,261
Total liabilities and shareholders’ investment	$2,192,109,284	$2,352,053,912

Note: The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018	2017
NET SALES	$454,981,440		$443,139,073	$920,401,545	$896,674,323

COST OF GOODS SOLD	282,176,968		275,931,278	574,968,672	553,665,743
Gross profit	172,804,472		167,207,795	345,432,873	343,008,580

OPERATING EXPENSES:
Engineering, research and development	27,200,465		25,243,410	53,249,723	50,395,667
Selling, general & administrative	18,921,003		16,099,871	36,984,813	32,321,279
Total operating expenses	46,121,468		41,343,281	90,234,536	82,716,946

Income from operations	126,683,004		125,864,514	255,198,337	260,291,634

OTHER INCOME (LOSS)
Investment income	2,844,133		1,736,138	4,881,738	3,208,665
Other income (loss), net	(554,359)		343,111	652,634	(691,632)
Total Other Income	2,289,774		2,079,249	5,534,372	2,517,033

Income before provision for income taxes	128,972,778	—	127,943,763	260,732,709	262,808,667

PROVISION FOR INCOME TAXES	19,948,796		39,407,816	40,459,984	76,715,979

NET INCOME	$109,023,982		$88,535,947	$220,272,725	$186,092,688

EARNINGS PER SHARE:
Basic	$0.40		$0.31	$0.81	$0.65
Diluted	$0.40		$0.31	$0.80	$0.64

Cash Dividends Declared per Share	$0.11		$0.10	$0.22	$0.19

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$109,023,982	$88,535,947	$220,272,725	$186,092,688

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(2,465,603)	1,495,210	(839,425)	1,683,800
Unrealized gains on derivatives	15,556	494,885	82,604	1,136,860
Unrealized gains (losses) on debt securities, net	(302,252)	952,365	(323,532)	3,122,619

Other comprehensive income, before tax	(2,752,299)	2,942,460	(1,080,353)	5,943,279

Expense (Benefit) for income taxes related to components of other comprehensive income	(60,206)	506,538	(50,594)	1,490,818

Other comprehensive income, net of tax	(2,692,093)	2,435,922	(1,029,759)	4,452,461

Comprehensive Income	$106,331,889	$90,971,869	$219,242,966	$190,545,149

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,272,725	$186,092,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,908,679	50,428,320
Gain on disposal of assets	(130,647)	(83,667)
Loss on disposal of assets	10,544	286,318
Gain on sale of investments	(1,245,359)	(876,496)
Loss on sale of investments	529,484	37,718
Deferred income taxes	(2,743,537)	7,008,364
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	8,652,939	9,114,708
Change in operating assets and liabilities:
Accounts receivable, net	(8,284,592)	(17,658,594)
Inventories	4,389,930	(7,228,785)
Prepaid expenses and other	(9,171,506)	16,812,179
Accounts payable	16,885,979	2,957,299
Accrued liabilities, excluding dividends declared and short-term debt	7,309,915	16,667,667
Net cash provided by operating activities	292,384,554	263,557,719

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	53,822,336	2,179,926
Maturities and calls	21,884,000	12,100,000
Purchases	(177,243,275)	(17,216,593)
Plant and equipment additions	(51,860,448)	(56,218,870)
Proceeds from sale of plant and equipment	179,700	89,701
Decrease (increase) in other assets	(2,965,781)	1,783,574
Net cash used for investing activities	(156,183,468)	(57,282,262)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of debt	(54,875,000)	(68,750,000)
Issuance of common stock from stock plan transactions	52,996,593	21,929,900
Cash dividends paid	(58,152,113)	(51,796,194)
Repurchases of common stock	(349,205,921)	(73,556,886)
Net cash used for financing activities	(409,236,441)	(172,173,180)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(273,035,355)	34,102,277

CASH AND CASH EQUIVALENTS, beginning of period	569,734,496	546,477,075

CASH AND CASH EQUIVALENTS, end of period	$296,699,141	$580,579,352

See accompanying notes to condensed consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2017 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the interim periods presented.

(2) Adoption of New Accounting Pronouncements

New Accounting Pronouncements Adopted in Fiscal Year 2018

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, using the modified retrospective method as applied to customer contracts that were not completed as January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, Accounting Standards Update ("ASU") 2014-09 requires certain additional disclosures around the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The Company has documented its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered, as customer contracts did not meet the criteria in ASC 606 for over-time revenue recognition, specifically the over-time revenue recognition criteria of creating an asset with no alternative use and having an enforceable right to payment for progress towards completion. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company has expanded its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU. See Note 14 to the Unaudited Condensed Consolidated Financial Statements for additional disclosures regarding the Company’s revenue.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to the Company's consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in net income. The amendment also updates certain presentation and disclosure requirements. The Company had a cumulative-effect adjustment in the first quarter of 2018 of approximately $6.6 million related to the reclassification of the net unrealized gain on available-for-sale securities as of January 1, 2018 from other comprehensive income to retained earnings due to the adoption of this guidance.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use asset

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of income will be similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements, including reviewing all of the available practical expedients for transition. Upon adoption, the Company does not anticipate a material impact on the Company's Consolidated Financial Statements.

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2017 and June 30, 2018 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,040,373	$(19,806,969)	$16,233,404	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(71,250,000)	108,750,000	12 years
Existing Customer Platforms	43,000,000	(20,425,000)	22,575,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(91,675,000)	$279,325,000

Total Patents & Other Intangible Assets	$407,040,373	$(111,481,969)	$295,558,404

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$34,847,029	$(18,943,554)	$15,903,475	various

HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(63,750,000)	116,250,000	12 years
Existing Customer Platforms	43,000,000	(18,275,000)	24,725,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total other identifiable intangible assets	$371,000,000	$(82,025,000)	$288,975,000

Total Patents & Other Intangible Assets	$405,847,029	$(100,968,554)	$304,878,475

Amortization expense on patents and intangible assets was approximately $5.6 million and $11.3 million during the three and six month periods ended June 30, 2018, respectively, compared to approximately $5.7 million and $11.3 million for the same periods ended June 30, 2017, respectively.

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

During the year ended December 31, 2017, the Company made technology investments in certain non-consolidated third-parties for ownership interests of less than 20%.  These investments do not have readily determinable fair values, and the Company has not identified any observable events that would cause adjustment to date, and therefore these investments are held at cost at a total of $3.2 million as of June 30, 2018. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2018 and December 31, 2017:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2018

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$296,699,141	$296,699,141	$—	$—
Short-Term Investments:
Certificate of Deposit	160,017,640	160,017,640	—	—
Corporate Bonds	3,000,721	—	3,000,721	—
Government Securities	6,691,825	—	6,691,825	—
Other	1,310,620	1,310,620	—	—
Long-Term Investments:
Corporate Bonds	64,396,193	—	64,396,193	—
Government Securities	55,897,881	—	55,897,881	—
Common Stocks	40,000	40,000	—	—
Municipal Bonds	17,771,621	17,771,621	—	—
Total	$605,825,642	$475,839,022	$129,986,620	$—

As of December 31, 2017

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,734,496	$569,734,496	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	9,011,130	—	9,011,130	—
Mutual Funds	393,581	—	393,581	—
Corporate Bonds	12,944,999	—	12,944,999	—
Other	188,344	188,344	—	—
Long-Term Investments:
Corporate Bonds	3,018,720	—	3,018,720	—
Common Stocks	15,703,371	15,703,371	—	—
Mutual Funds	34,681,337	34,681,337	—	—
Preferred Stock	1,178,991	1,178,991	—	—
Total	$776,854,969	$751,486,539	$25,368,430	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2018, and December 31, 2017

As of June 30, 2018:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$160,003,990	$13,675	$(25)	$160,017,640
Government Securities	6,693,257	280	(1,712)	6,691,825
Corporate Bonds	3,011,806	—	(11,085)	3,000,721
Other	1,310,620	—	—	1,310,620
Long-Term Investments:
Corporate Bonds	64,584,256	5,591	(193,654)	64,396,193
Government Securities	55,912,057	22,868	(37,044)	55,897,881
Common Stocks	40,000	—	—	40,000
Municipal Bonds	17,842,453	5,782	(76,614)	17,771,621
Total	$309,398,439	$48,196	$(320,134)	$309,126,501

As of December 31, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	9,024,777	—	(13,647)	9,011,130
Mutual Funds	392,482	1,575	(476)	393,581
Corporate Bonds	12,952,229	—	(7,230)	12,944,999
Other	188,344	—	—	188,344
Long-Term Investments:
Corporate Bonds	3,022,994	—	(4,274)	3,018,720
Common Stocks	10,897,219	5,079,815	(273,663)	15,703,371
Mutual Funds	29,306,540	5,440,344	(65,547)	34,681,337
Preferred Stock	1,141,458	40,533	(3,000)	1,178,991
Total	$196,926,043	$10,562,267	$(367,837)	$207,120,473

Unrealized losses on investments as of June 30, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$320,134	$118,370,168
Greater than one year	—	—
Total	$320,134	$118,370,168

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Fixed income securities as of June 30, 2018 have contractual maturities as follows:

Due within one year	$169,743,770
Due between one and five years	128,436,685
Due over five years	10,411,957
$308,592,412

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2018	December 31, 2017
Raw materials	$131,274,227	$139,272,129
Work-in-process	31,221,874	30,481,192
Finished goods	49,879,554	47,012,262
Total Inventory	$212,375,655	$216,765,583

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators:
Numerator for both basic and diluted EPS, net income	$109,023,982	$88,535,947	$220,272,725	$186,092,688
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	271,747,049	286,722,482	273,085,191	286,956,367
Potentially dilutive shares resulting from stock plans	2,375,449	3,120,420	2,575,227	3,581,875
Denominator for diluted EPS	274,122,498	289,842,902	275,660,418	290,538,242

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	24,231	873,937	12,182	109,597

(7) Stock-Based Compensation Plans
As of June 30, 2018, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2017, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,465,634 and $8,366,949 for the three and six months ended June 30, 2018, respectively, and $3,406,371 and $6,890,611 for the three and six months ended June 30, 2017, respectively. Compensation cost for share based payment awards capitalized as part of inventory as of June 30, 2018 and June 30, 2017 was $299,227 and $225,613, respectively.
Employee Stock Option Plan
The Company has an employee stock option plan covering 24,000,000 shares of common stock. The purpose of the plan is to provide an opportunity to use stock options as a means of recruiting new managerial and technical personnel and as a means for retaining certain employees of the Company by allowing them to purchase shares of common stock of the Corporation and thereby having an additional incentive to contribute to the prosperity of the Company.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividend Yield (1)	1.99%	2.15%	2.09%	2.17%
Expected volatility (2)	23.27%	28.02%	26.68%	29.21%
Risk-free interest rate (3)	2.73%	1.89%	2.83%	2.03%
Expected term of options (years) (4)	4.19	4.24	4.60	4.14
Weighted-avg. grant date fair value	$4.28	$3.86	$5.03	$4.29

1. Represents the Company’s estimated cash dividend yield over the expected term of option grant.
2. Amount is determined based on analysis of historical price volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over a period equal to the expected term of the option grant.
3. Represents the U.S. Treasury yield over the expected term of the option grant.
4. Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the Company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years. As of June 30, 2018, there was $10,140,213 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of June 30, 2018, there was $198,044 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 476,000 shares under the non-employee director plan through June 30, 2018. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of June 30, 2018, the Company has granted 863,395 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of June 30, 2018, the Company had unearned stock-based compensation of $32,362,619 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

grants in the three and six months ended June 30, 2018 was $2,189,938 and $3,832,998, respectively, and for the three and six months ended June 30, 2017 was $1,285,847 and $2,226,658, respectively.

(8) Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain debt investments, foreign currency translation adjustments, and derivatives.

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component: (All amounts shown are net of tax).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency translation adjustments:
Balance at beginning of period	$2,271,208	$(2,674,409)	$645,030	$(2,862,999)
Other Comprehensive (loss) income before reclassifications	(2,465,603)	1,495,210	(839,425)	1,683,800
Net current-period change	(2,465,603)	1,495,210	(839,425)	1,683,800
Balance at end of period	(194,395)	(1,179,199)	(194,395)	(1,179,199)
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	(33,160)	4,199,640	(16,349)	2,788,975
Other Comprehensive (loss) income before reclassifications	(238,555)	1,164,243	309,951	2,739,626
Amounts reclassified from accumulated other comprehensive income	(224)	(545,206)	(565,541)	(709,924)
Net current-period change	(238,779)	619,037	(255,590)	2,029,702
Balance at end of period	(271,939)	4,818,677	(271,939)	4,818,677
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(25,059)	(779,997)	(78,026)	(1,197,281)
Other comprehensive income (loss) before reclassifications	17,246	(23,617)	60,419	123,701
Amounts reclassified from accumulated other comprehensive income	(4,957)	345,292	4,837	615,258
Net current-period change	12,289	321,675	65,256	738,959
Balance at end of period	(12,770)	(458,322)	(12,770)	(458,322)

Accumulated other comprehensive (loss) income, end of period	$(479,104)	$3,181,156	$(479,104)	$3,181,156

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale debt securities
Realized gain on sale of securities	$284	$838,778	$715,875	$1,092,191	Other income (loss), net
Provision for income taxes	(60)	(293,572)	(150,334)	(382,267)	Provision for income taxes
	$224	$545,206	$565,541	$709,924	Net of tax

Unrealized gains (losses) on derivatives
Realized gain (loss) on interest rate swap	$6,275	$(531,219)	$(6,123)	$(946,552)	Other income (loss), net
Provision for income taxes	(1,318)	185,927	1,286	331,294	Provision for income taxes
	$4,957	$(345,292)	$(4,837)	$(615,258)	Net of tax

Total net reclassifications for the period	$5,181	$199,914	$560,704	$94,666	Net of tax

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

During the three and six months ended June 30, 2018, the Company made principal repayments of $26.9 million and $54.9 million, respectively, plus accrued interest, on the Term Loan and Revolver. The aforementioned payments include a payment made by the Company of $25.0 million on the Term Loan during the second quarter of 2018, which was in addition to scheduled amounts due. The Company used cash and cash equivalents to fund the payments. As of June 30, 2018, there was no outstanding balance on the Revolver. Under current terms of the Term Loan, the Company is required to make principal repayments of $7.5 million annually. As of June 30, 2018, $23.1 million was outstanding under the Term Loan.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2018, the borrowing rate on both its Term Loan and Revolver are derived from the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2018 the interest rate on its borrowings is equal to 3.10%. Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the Term Loan and Revolver was $0.3 million and $0.8 million during the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.6 million during the three and six months ended June 30, 2017, respectively.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2018, the Company was in compliance with its covenants under the Credit Agreement.

(10) Equity

The decrease in common stock during the six months ended June 30, 2018, was primarily due to the repurchases of 15.6 million shares, of which 10.1 million shares were acquired pursuant to the Company's previously announced share repurchase plan. In addition, 5.5 million shares were repurchased from the former CEO and subsequently retired, pursuant to his previously disclosed retirement agreement, at a price of $20.98 per share. As previously announced, these share repurchases were separately approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan. The share repurchases for the first six months of 2018 were partially offset by the issuance of 4.2 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 11.4 million shares.

The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2018. As such, the Company recorded a cash dividend of $0.11 during the second quarter of 2018 as compared to a cash dividend of $0.10 per share during the second quarter of 2017. The second quarter 2018 dividend of $29.6 million was declared on May 24, 2018, and was paid on July 18, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Automotive Products	$444,245,425	$433,922,260	$899,210,798	$879,574,835
Other	10,736,015	9,216,813	21,190,747	17,099,488
Total	$454,981,440	$443,139,073	$920,401,545	$896,674,323
Income from operations:
Automotive Products	$123,758,195	$123,222,811	$248,720,353	$255,727,768
Other	2,924,809	2,641,703	6,477,984	4,563,866
Total	$126,683,004	$125,864,514	$255,198,337	$260,291,634

(13) Income Taxes
The effective tax rate was 15.5% in the six months ended June 30, 2018 compared to 29.2% for the same period in 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the six months ended June 30, 2018. The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act ("Act"), as well as R&D tax credits, discrete tax benefits related to equity compensation, and the foreign-derived intangible income tax deduction.
Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as the Company has continued to analyze certain aspects of the Act and refine its application to the Company. The Company has continued to recognize provisional effects of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued pursuant to the Act. Under SAB 118, adjustments to the provisional amounts recorded by the Company as of June 30, 2018, that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period the amounts are determined.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Revenue

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2018:

Revenue	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Automotive Products
U.S.	$142,896,639	$283,209,626
Germany	85,642,205	177,435,746
Japan	48,647,082	98,480,079
Other	167,059,499	340,085,348
Total Automotive Products	$444,245,425	$899,210,799
Other Products (U.S.)	10,736,015	21,190,746
Total Revenue	$454,981,440	$920,401,545

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the three and six month periods ended June 30, 2018:

Revenue	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Automotive Segment
Automotive Mirrors & Electronics	$396,547,385	$800,789,013
HomeLink Modules*	47,698,040	98,421,786
Total Automotive Products	$444,245,425	$899,210,799

Other Segment
Fire Protection Products	5,813,210	11,092,868
Windows Products	4,922,805	10,097,877
Total Other	$10,736,015	$21,190,745
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
Other Segment
Dimmable Aircraft Windows
The Company supplies variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. For dimmable aircraft windows, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. Payment terms on dimmable aircraft window sales range from 30 days to 45 days.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2018 VERSUS SECOND QUARTER 2017
Net Sales. Net sales for the second quarter of 2018 increased by $11.8 million or 3% when compared with the second quarter of 2017.
Automotive net sales for the second quarter of 2018 increased 2% to $444.2 million, compared with automotive net sales of $433.9 million in the second quarter of 2017, driven primarily by an 8% quarter over quarter increase in automotive mirror unit shipments. This increase in automotive mirror unit shipments in the second quarter of 2018 of 8% to 10.6 million units compared with the second quarter of 2017, was primarily due to increased international shipments of the Company's interior and exterior auto-dimming mirrors on a quarter over quarter basis, as opposed to North American mirror unit shipments, which were essentially flat on a quarter over quarter basis.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2018, and 2017 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
North American Interior Mirrors	2,202	2,231	(1)%	4,528	4,591	(1)%
North American Exterior Mirrors	950	914	4%	1,768	1,831	(3)%
Total North American Mirror Units	3,152	3,146	—%	6,296	6,422	(2)%
International Interior Mirrors	5,299	4,826	10%	10,647	9,644	10%
International Exterior Mirrors	2,115	1,816	16%	4,227	3,642	16%
Total International Mirror Units	7,415	6,642	12%	14,874	13,286	12%
Total Interior Mirrors	7,501	7,058	6%	15,175	14,235	7%
Total Exterior Mirrors	3,066	2,730	12%	5,995	5,472	10%
Total Auto-Dimming Mirror Units	10,567	9,788	8%	21,170	19,707	7%

Note: Percent change and amounts may not total due to rounding.

Other net sales were $10.7 million in the second quarter of 2018, an increase of 16%, compared to $9.2 million in the second quarter of 2017. This was a result of fire protection sales of $5.8 million in the second quarter of 2018 increasing by 23% compared to $4.7 million of fire protection sales in the second quarter of 2017. Additionally, automatic dimmable windows increased to $4.9 million, an increase of 9%, in the second quarter of 2018 compared to $4.5 million in the second quarter of 2017.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 62.0% in the second quarter of 2018 versus 62.3% in the second quarter of 2017.  The quarter over quarter net increase in the gross profit margin was primarily the result of product mix and purchasing cost reductions, which increase was partially offset by the inability to leverage fixed overhead costs and annual customer price reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the inability to leverage fixed overhead had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions and product mix each had a positive impact of approximately 50 - 150 basis points on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the second quarter of 2018 increased 8% or $2.0 million when compared with the second quarter of 2017, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative ("S, G & A") expenses increased by 18% or $2.8 million for the second quarter of 2018 compared to the second quarter of 2017. S, G & A expenses, notwithstanding the quarter over quarter increase, were at approximately 4% of net sales in the second quarter of 2018 and in the second quarter of 2017. S, G, & A expenses increased on a dollar basis primarily due to increased staffing levels and benefits.

Total operating expenses were $46.1 million in the second quarter of 2018, which increased 12% or $4.8 million, from $41.3 million in the second quarter of 2017.
Total Other Income. Total other income for the second quarter of 2018 increased by $0.2 million when compared with the second quarter of 2017, primarily due to increased interest income, net of lowered quarter over quarter interest expense, during the second quarter of 2018 versus the same quarter in the prior year, as the Company increased its investment in fixed-income securities during the current quarter, as well as paid down additional debt.
Provision for Income Taxes. The effective tax rate was 15.5% in the second quarter of 2018 compared to 30.8% for same quarter of 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the three month period ended June 30, 2018. The decrease in the effective tax rate for the second quarter of 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Act, as well as R&D tax credits, certain discrete tax benefits related to equity compensation, and the foreign derived intangibles income tax deduction..
Net Income. Net income for the second quarter of 2018 increased by $20.5 million or 23% when compared with the second quarter of 2017, due to increases in sales, other income, and the decrease in tax expense described above.

SIX MONTHS ENDED JUNE 30, 2018 VERSUS SIX MONTHS ENDED JUNE 30, 2017
Net Sales. Net sales for the six months ended June 30, 2018 increased by $23.7 million or 2.6% when compared with the same period in 2017.
Automotive net sales for the first six months of 2018 were $899.2 million, up 2% compared with automotive net sales of $879.6 million for the first six months of 2017, driven by a 7% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the six months ended June 30, 2018 decreased 2% to 6.3 million units compared with same period in 2017, primarily due to the decline in North American light vehicle production. International automotive mirror unit shipments in the six months ended June 30, 2018, increased 12.0% to 14.9 million units compared with the same period in 2017, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.5% for the first six months of 2018, versus 61.7% in the same period last year. The period over period decrease in gross margin on a year to date basis was primarily due to annual customer price reductions that were not fully offset by purchasing cost reductions and the Company's ability to leverage fixed overhead costs. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 100 - 150 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.
Operating Expenses. E, R & D expenses for the six months ended June 30, 2018, increased 5.7% or $2.9 million when compared with the same period last year, primarily due to increased staffing levels related to development and launch of new business.
S, G & A expenses for the first six months of 2018 increased 14.4% or $4.7 million when compared with the same period last year, primarily due to increases in staffing levels and benefits.
Total Other Income. Total other income for the six months ended June 30, 2018 increased by $3.0 million when compared with the same period last year, primarily due to an increase in investment income and realized gains on the sale of equity investments during the first quarter of 2018, as well as increased interest income, net of lower period over period interest expense, compared to the first six months of 2017.

Taxes. The effective tax rate was 15.5% for the six months ended June 30, 2018 compared to 29.2% for same period of 2017. The decrease in the effective tax rate for the six months ended June 30, 2018 compared to the same period of 2017 is primarily due to the reduction of the federal income tax rate from 35% to 21% as a result of the Act, as well as R&D tax credits, discrete tax benefits related to equity compensation, and the foreign-derived intangible income tax deduction.
Net Income. Net income for the six months ended June 30, 2018 increased by $34.2 million or 18.4% to $220 million versus $186 million in the same period last year, due to increases in sales, other income, and the decrease in tax expense described above.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2018 was $296.7 million, which decreased approximately $273.0 million compared to $569.7 million as of December 31, 2017. The decrease was primarily due to share repurchases, investment purchases, dividend payments, the accelerated repayment of debt, and capital expenditures, which was partially offset by the positive cash flows from operations and the proceeds from investment sales during the six months ended June 30, 2018.
Short-term investments as of June 30, 2018 were $171.0 million, up from $152.5 million as of December 31, 2017. Long-term investments were $141.3 million as of June 30, 2018, compared to $57.8 million as of December 31, 2017, as a result of purchases of investments that occurred during the quarter, as the Company increased its holdings in fixed-income securities investments as part of its previously announced capital allocation strategy.
Accounts receivable as of June 30, 2018 increased approximately $8.3 million compared to December 31, 2017, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of June 30, 2018, decreased approximately $4.4 million when compared to December 31, 2017, primarily due to decreases in raw materials.
Accounts payable as of June 30, 2018 increased approximately $16.9 million when compared to December 31, 2017, primarily due to timing of payments and capital expenditures.
Accrued liabilities and the current portion of long-term debt as of June 30, 2018 decreased approximately $46.1 million compared to December 31, 2017, primarily due to the Company's debt repayment of $54.9 million during the first six months of 2018, which was partially offset by an increase in accrued salaries and wages.
Cash flow from operating activities for the six months ended June 30, 2018 increased $28.8 million to $292.4 million, compared with $263.6 million during the same six month period last year, primarily due to the increase in net income.
Capital expenditures for the six months ended June 30, 2018 were approximately $51.9 million, compared with approximately $56.2 million for the same six month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. In the first quarter of 2018, as previously announced, the Company acquired a 25,000 square-foot, one-story building that was previously leased by the Company since 1978, as part of the former CEO's retirement agreement. Additionally, in the current year the Company began construction on a 250,000 square-foot distribution facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $25 - 30 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational in early 2019.
The Company estimates that it currently has building capacity to manufacture approximately 30 - 33 million interior mirror units annually and approximately 13 - 15 million exterior mirror units annually, based on current product mix (excluding the impact of the on-going construction of the aforementioned distribution center). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.

Management considers the current working capital and long-term investments, in addition to internally generated cash flow and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	June 30, 2018	December 31, 2017
Working Capital	$728,642,715	$940,916,816
Long Term Investments	141,305,695	57,782,418
Total	$869,948,410	$998,699,234

The decrease in working capital as of June 30, 2018 is primarily due to share repurchases made during the six month period ended June 30, 2018, as well as capital expenditures.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy.  The Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and six months ended June 30, 2018, the Company repurchased 6,284,817 and 15,616,316 shares, respectively. Of the 15,616,316 shares, 5,499,728 shares were repurchased from the former CEO in the first quarter of 2018, pursuant to the previously disclosed retirement agreement. The shares repurchased from the former CEO were separately approved by the Company's Board of Director's and were not a part of the Company's existing publicly announced share repurchase plan. The company has 19,674,308 shares remaining under the plan as of June 30, 2018, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's overall unit growth continues to out-pace vehicle production growth in large part due to the many different product launches that have been executed in 2017 and year to date in 2018. The Company's unit and revenue growth continue to be driven by the Company's electrochromic technology, including a number of vehicles that are new launches, as well as certain other advanced features.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 10 vehicle models during the first quarter of 2018 and on a net new 17 vehicle models during the second quarter of 2018. Of these product launches in the second quarter, approximately 60% of the launches represent advanced feature launches.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These net additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on exiting models, helped drive a 6% quarter over quarter organic growth rate for interior mirror units and a 12% quarter over quarter organic growth rate for exterior mirror units compared to the second quarter of 2017, driven by an increase of 12% in international auto-dimming mirror unit shipments. The overall production levels in the North American market were down 3% quarter over quarter, and the luxury segments, defined as D and E segment vehicles, were down over 3% quarter over quarter in the North America, Europe, and Japan/Korea markets, which represent the Company's primary markets.

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

The Company continues to work on the development and launch of the Full Display Mirror® for seven customers. As of the second quarter of 2018, the Company is shipping production Full Display Mirrors® to four OEMs, which are General Motors, Subaru, Toyota, and Nissan. During the first quarter of 2018, the Company announced that Jaguar Land Rover will be the fifth overall customer to launch with the Company's Full Display Mirror® product and the first European customer to adopt the feature, and also announced that the Company had a sixth OEM that would launch with the Full Display Mirror®.  Additionally, the Company announced that during the second quarter of 2018 it was sourced a Full Display Mirror® program with its seventh OEM customer. The Company continues to see interest from other automotive OEMs as well and is negotiating with other OEMs on an on-going basis. The Company hopes on-going discussions with certain other OEMs may, in the future, cause such OEM's to consider adding the Full Display Mirror® into their product roadmap for future vehicles.

During the first quarter of 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature all while enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned NHTSA to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States, however, no final rule or legislation has been made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2017, NHTSA published its Fiscal Year 2018 Budget Estimate that references rear visibility as an area for deregulation consideration. The Unified Agenda of Regulatory and Deregulatory Actions, published by the Trump Administration after the NHTSA Fiscal Year 2018 Budget Estimate, does not reference rule making for new or changed requirements of the rear visibility standard.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. As of January 2017, CMS are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today.

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

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the next-generation HomeLink®, a HomeLink® button press communicates with the HomeLink® app on the user’s smartphone via Bluetooth Low Energy. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. Initial production deliveries are currently anticipated for the end of calendar year 2018, which may vary based on automaker vehicle launch timing. During the second quarter of 2018, the Company officially signed agreements, in the ordinary course of business, with two additional OEMs to launch the ITM® product.  Both of these OEM launches are targeted to begin production shipments in the 2020 or 2021 time periods.

During the first quarter of 2017, the Company announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, which is far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink ConnectTM. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure called HomeLink ConnectTM. HomeLink ConnectTM is an all new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink ConnectTM compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings. The Company also announced that Jaguar Land Rover will be the first OEM to deploy this new technology in their vehicles.

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

On December 8, 2015 the National Highway Traffic Safety Administration ("NHTSA") proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   In January 2017, NHTSA published a notice on SafeCar.gov stating the new goal for implementation was calendar year 2019 for model year 2020. The notice has, however, been removed from the aforementioned website after the January 20, 2017 Regulatory Freeze Pending Review Memorandum from the Trump Administration. In addition, the aforementioned NHTSA Fiscal Year 2018 Budget Estimate allocated a portion of the budget for NCAP, including the possibility of a new comment period and that NHTSA will consider modernizing portions of the lighting standard to permit innovation in the area of adaptive driving-beam headlights. The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. The Company's SmartBeam application has and will continue to be affected by increased competition suppliers of multi-function driver assist camera products, which are able to achieve some of the same functionality as SmartBeam but at a lower cost, due to other suppliers leveraging similar hardware costs, but offering products with multiple software features.

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

OUTLOOK

The Company’s forecasts for light vehicle production for the third quarter and full year of 2018 are based on IHS Markit's mid-July 2018 forecasts for light vehicle production in North America, Europe, Japan and Korea. Using the mid-July 2018 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2018.

Light Vehicle Production (per IHS Markit Automotive mid-July light vehicle production forecast)
(in Millions)
Region	3Q 2018	3Q 2017	% Change	Calendar Year 2018	Calendar Year 2017	% Change
North America	4.24	3.97	7%	17.18	17.06	1%
Europe	4.95	4.92	1%	22.58	22.21	2%
Japan and Korea	3.23	3.24	—%	13.20	13.26	—%
Total Light Vehicle Production	12.42	12.13	2%	52.96	52.53	1%

Based on the aforementioned light vehicle product forecasts, the Company currently estimates that top line revenue for calendar year 2018 will be between $1.88 and $1.91 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix.
The Company continues to see order rates and booked business that allow for these estimates despite relatively modest vehicle production increases (and in some measures even decreases) in its primary markets. Nevertheless, ongoing uncertainties remain including: light vehicle production levels; impacts of foreign tariffs; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

As a result of recently enacted tariffs by the Office of the United States Trade Representative that became effective on July 6, 2018 related to imports from China, the Company currently expects cost increases of between $5 and $8 million for the second half of 2018, based on its planned purchases of imported raw materials from China. Based on actual results for the first half of 2018, currently forecasted sales and anticipated product mix, and the aforementioned increased tariff costs, the Company now estimates that the gross profit margin will be between 37.5% and 38.5% for calendar year 2018.
The Company now estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be approximately $180 - $185 million for calendar year 2018, primarily to staffing costs, professional fees and travel expenses, which continue to support growth and the development of new business, technology advances or, in the case of professional fees, provides support with respect to the new income tax legislation passed in 2017.
In light of on-going demand for the Company's auto-dimming mirrors and electronics, the Company currently anticipates that 2018 capital expenditures will be approximately $110 - $120 million. Capital expenditures in the calendar year 2018 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company continues to estimate that depreciation and amortization expense for calendar year 2018 will be approximately $105 - $115 million.
The Company also continues to estimate its estimated effective annual tax rate for calendar year 2018 to be in the range of 15.0% to 18.0%.

The Company intends to continue to repurchase additional shares of its common stock in 2018 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate, commensurate with its previously announced capital allocation strategy.
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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk.. Historically, volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2018, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth in Item 2.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Includes content supplied by IHS Markit Light Vehicle Production Forecast (July, 2018) (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2017, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

On October 8, 2002, the Company announced a share repurchase plan, under which it may purchase up to 16,000,000 shares (post-split) based on a number of factors. On July 20, 2005, the Company announced that it had raised the price at which the Company may repurchase shares under the existing plan. On May 16, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post-split) under the plan. On August 14, 2006, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 16,000,000 shares (post -split) under the plan. On February 26, 2008, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post-split) under the plan. On October 23, 2012, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 8,000,000 shares (post - split) under the plan. On October 21, 2015, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 5,000,000 shares (post - split) under the plan. On February 23, 2016, the Company's Board of Directors authorized the repurchase of an additional 5,000,000 shares (post-split) under the plan. On October 20, 2016, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 7,500,000 shares (post - split) under the plan. On August 23, 2017, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 15,000,000 shares (post - split) under the plan. On January 16, 2018, the Company repurchased approximately 5.5 million shares of common stock from the former CEO pursuant to his retirement agreement, as previously announced. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company's existing share repurchase plan. On March 9, 2018, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 20,000,000 shares (post - split) under the plan. The Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate, including the Company's previously announced capital allocation strategy. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during the six months ended June 30, 2018:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program*	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program*
January 2018	6,649,731	21.33	6,649,731	8,640,893
February 2018	1,944,826	22.60	1,944,826	6,696,067
March 2018	736,942	22.81	736,942	25,959,125
1st Quarter 2018 Total	9,331,499	21.71	9,331,499

April 2018	1,531,711	22.59	1,531,711	24,427,414
May 2018	2,121,554	23.18	2,121,554	22,305,860
June 2018	2,631,552	23.88	2,631,552	19,674,308
2nd Quarter 2018 Total	6,284,817	23.33	6,284,817
2018 Total	15,616,316	22.36	15,616,316	19,674,308

*See above and below for additional plan or program details.
As of June 30, 2018 the Company has repurchased 102,325,420 shares at a total cost of $1,299,790,243 under the plan or otherwise. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan (Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
September 30, 2017	3,213,146	56,270,779
December 31, 2017	5,086,500	101,535,549
March 31, 2018	9,331,499	202,572,393
June 30, 2018	6,284,817	146,633,527
Totals	102,325,420	$1,299,790,243

Item 6. Exhibits.

See Exhibit Index on Page 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 3, 2018	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 3, 2018	/s/ Kevin C. Nash
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