Form 10-Q
period 2018-09-30
GENTEX CORP
filed 2018-11-02
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☑ No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes:  ☑ No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer

Non-accelerated filer		Smaller reporting company

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 19, 2018
Common Stock, $.06 Par Value	262,116,951

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2018
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$194,017,041	$569,734,496
Short-term investments	143,623,541	152,538,054
Accounts receivable, net	247,322,101	231,121,788
Inventories	213,394,037	216,765,583
Prepaid expenses and other	29,201,873	14,403,902
Total current assets	827,558,593	1,184,563,823

PLANT AND EQUIPMENT—NET	497,305,597	492,479,330

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	141,631,510	57,782,418
Intangible assets, net	274,500,000	288,975,000
Patents and other assets, net	21,027,381	20,887,496
Total other assets	744,524,736	675,010,759
Total assets	$2,069,388,926	$2,352,053,912

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$90,041,982	$89,898,467
Current portion of long-term debt	—	78,000,000
Accrued liabilities	82,844,508	75,748,540
Total current liabilities	172,886,490	243,647,007

DEFERRED INCOME TAXES	53,398,181	58,888,644

TOTAL LIABILITIES	226,284,671	302,535,651

SHAREHOLDERS’ INVESTMENT
Common stock	15,727,030	16,816,879
Additional paid-in capital	743,495,999	723,510,672
Retained earnings	1,086,003,216	1,301,997,327
Accumulated other comprehensive (loss) income	(2,121,990)	7,193,383
Total shareholders’ investment	1,843,104,255	2,049,518,261
Total liabilities and shareholders’ investment	$2,069,388,926	$2,352,053,912

Note: The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET SALES	$460,253,433	$438,627,786	$1,380,654,978	$1,335,302,109

COST OF GOODS SOLD	287,263,147	267,398,126	862,231,819	821,063,869
Gross profit	172,990,286	171,229,660	518,423,159	514,238,240

OPERATING EXPENSES:
Engineering, research and development	26,888,999	24,770,279	80,138,722	75,165,946
Selling, general & administrative	18,673,376	17,386,729	55,658,189	49,708,008
Total operating expenses	45,562,375	42,157,008	135,796,911	124,873,954

Income from operations	127,427,911	129,072,652	382,626,248	389,364,286

OTHER INCOME (LOSS)
Investment income	3,180,683	2,139,387	8,062,421	5,348,052
Other income (loss), net	(73,979)	(379,996)	578,655	(1,071,628)
Total Other Income	3,106,704	1,759,391	8,641,076	4,276,424

Income before provision for income taxes	130,534,615	130,832,043	391,267,324	393,640,710

PROVISION FOR INCOME TAXES	19,198,798	40,601,708	59,658,782	117,317,687

NET INCOME	$111,335,817	$90,230,335	$331,608,542	$276,323,023

EARNINGS PER SHARE:
Basic	$0.42	$0.32	$1.23	$0.97
Diluted	$0.42	$0.31	$1.22	$0.96

Cash Dividends Declared per Share	$0.11	$0.10	$0.33	$0.29

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$111,335,817	$90,230,335	$331,608,542	$276,323,023

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(1,174,213)	1,182,152	(2,013,638)	2,865,952
Unrealized gains on derivatives	16,165	239,215	98,769	1,376,077
Unrealized (losses) gains on debt securities, net	(609,422)	2,287,103	(932,953)	5,409,722

Other comprehensive (loss) income, before tax	(1,767,470)	3,708,470	(2,847,822)	9,651,751

(Benefit) Expense for income taxes related to components of other comprehensive income (loss)	(124,584)	884,211	(175,177)	2,375,031

Other comprehensive (loss) income, net of tax	(1,642,886)	2,824,259	(2,672,645)	7,276,720

Comprehensive Income	$109,692,931	$93,054,594	$328,935,897	$283,599,743

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331,608,542	$276,323,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,748,272	74,858,551
Gain on disposal of assets	(145,777)	(163,984)
Loss on disposal of assets	26,839	288,323
Gain on sale of investments	(1,508,411)	(1,028,505)
Loss on sale of investments	532,494	113,091
Deferred income taxes	(5,538,048)	6,855,507
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	13,558,557	13,090,804
Change in operating assets and liabilities:
Accounts receivable, net	(16,200,315)	(28,914,071)
Inventories	3,371,546	(17,346,380)
Prepaid expenses and other	(14,797,969)	14,540,408
Accounts payable	143,514	(60,096)
Accrued liabilities, excluding dividends declared and short-term debt	6,408,044	13,999,423
Net cash provided by operating activities	398,207,288	352,556,094

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	54,078,232	2,888,493
Maturities and calls	51,892,136	18,100,000
Purchases	(180,657,259)	(18,062,164)
Plant and equipment additions	(68,771,193)	(86,111,836)
Proceeds from sale of plant and equipment	194,200	192,756
Decrease (increase) in other assets	(4,557,125)	2,432,320
Net cash used for investing activities	(147,821,009)	(80,560,431)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of debt	(78,000,000)	(78,125,000)
Issuance of common stock from stock plan transactions	61,379,666	31,896,752
Cash dividends paid	(87,733,776)	(80,417,057)
Repurchases of common stock	(521,749,624)	(129,827,666)
Net cash used for financing activities	(626,103,734)	(256,472,971)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(375,717,455)	15,522,692

CASH AND CASH EQUIVALENTS, beginning of period	569,734,496	546,477,075

CASH AND CASH EQUIVALENTS, end of period	$194,017,041	$561,999,767

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2017 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the interim periods presented.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2017 and September 30, 2018 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,152,904	$(20,336,961)	$15,815,943	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(75,000,000)	105,000,000	12 years
Existing Customer Platforms	43,000,000	(21,500,000)	21,500,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(96,500,000)	$274,500,000

Total Patents & Other Intangible Assets	$407,152,904	$(116,836,961)	$290,315,943

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

Amortization expense on patents and intangible assets was approximately $5.6 million and $16.9 million during the three and nine month periods ended September 30, 2018, respectively, compared to approximately $5.6 million and $16.9 million for the same periods ended September 30, 2017, respectively.

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

During the year ended December 31, 2017, the Company made technology investments in certain non-consolidated third- parties for ownership interests of less than 20%.  These investments do not have readily determinable fair values, and the Company has not identified any observable events that would cause adjustment of the valuation to date, and therefore these investments are held at cost at a total of $3.2 million as of September 30, 2018. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2018 and December 31, 2017:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable	Significant Unobservable Inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$194,017,041	$194,017,041	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Corporate Bonds	4,994,018	—	4,994,018	—
Government Securities	6,691,949	—	6,691,949	—
Other	1,937,574	1,937,574	—	—
Long-Term Investments:
Corporate Bonds	62,393,073	—	62,393,073	—
Government Securities	58,331,619	—	58,331,619	—
Common Stocks	40,000	40,000	—	—
Municipal Bonds	$17,666,818	$17,666,818	$—	$—
Total	$476,072,092	$343,661,433	$132,410,659	$—

As of December 31, 2017

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,734,496	$569,734,496	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	9,011,130	—	9,011,130	—
Mutual Funds	393,581	—	393,581	—
Corporate Bonds	12,944,999	—	12,944,999	—
Other	188,344	188,344	—	—
Long-Term Investments:
Corporate Bonds	3,018,720	—	3,018,720	—
Common Stocks	15,703,371	15,703,371	—	—
Mutual Funds	34,681,337	34,681,337	—	—
Preferred Stock	1,178,991	1,178,991	—	—
Total	$776,854,969	$751,486,539	$25,368,430	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2018, and December 31, 2017

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	6,699,555	—	(7,606)	6,691,949
Corporate Bonds	4,998,499	—	(4,481)	4,994,018
Other	1,937,574	—	—	1,937,574
Long-Term Investments:
Corporate Bonds	62,619,934	56	(226,917)	62,393,073
Government Securities	58,671,384	—	(339,765)	58,331,619
Common Stocks	40,000	—	—	40,000
Municipal Bonds	17,841,486	—	(174,668)	17,666,818
Total	$282,808,432	$56	$(753,437)	$282,055,051

As of December 31, 2017:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	9,024,777	—	(13,647)	9,011,130
Mutual Funds	392,482	1,575	(476)	393,581
Corporate Bonds	12,952,229	—	(7,230)	12,944,999
Other	188,344	—	—	188,344
Long-Term Investments:
Corporate Bonds	3,022,994	—	(4,274)	3,018,720
Common Stocks	10,897,219	5,079,815	(273,663)	15,703,371
Mutual Funds	29,306,540	5,440,344	(65,547)	34,681,337
Preferred Stock	1,141,458	40,533	(3,000)	1,178,991
Total	$196,926,043	$10,562,267	$(367,837)	$207,120,473

Unrealized losses on investments as of September 30, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$753,437	$148,084,928
Greater than one year	—	—
Total	$753,437	$148,084,928

Unrealized losses on investments as of December 31, 2017, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$263,655	$31,223,557
Greater than one year	104,182	285,077
Total	$367,837	$31,508,634

ASC 320, “Accounting for Certain Investments in Debt and Equity Securities”, as amended, provides guidance on determining when an investment is other than temporarily impaired. No investment losses

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

were considered to be other than temporary during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.
Fixed income securities as of September 30, 2018 have contractual maturities as follows:

Due within one year	$141,685,968
Due between one and five years	129,595,580
Due over five years	8,795,930
$280,077,478

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2018	December 31, 2017
Raw materials	$134,039,095	$139,272,129
Work-in-process	33,336,971	30,481,192
Finished goods	46,017,971	47,012,262
Total Inventory	$213,394,037	$216,765,583

(6) Earnings Per Share

The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerators:
Numerator for both basic and diluted EPS, net income	$111,335,817	$90,230,335	$331,608,542	$276,323,023
Denominators:
Denominator for basic EPS, weighted-average shares outstanding	265,607,128	284,661,920	270,366,996	285,915,565
Potentially dilutive shares resulting from stock plans	1,988,014	2,359,030	2,366,506	3,145,936
Denominator for diluted EPS	267,595,142	287,020,950	272,733,502	289,061,501

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	462,631	807,013	24,590	2,847,247

(7) Stock-Based Compensation Plans
As of September 30, 2018, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All plans and any prior material amendments thereto have previously been approved by shareholders. Readers should refer to Note 5 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2017, for additional information related to these stock-based compensation plans.
The Company recognized compensation expense for share-based payments of $4,829,463 and $13,196,413 for the three and nine months ended September 30, 2018, respectively, and $3,067,076 and

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$9,957,687 for the three and nine months ended September 30, 2017, respectively. Compensation cost for share based payment awards capitalized as part of inventory as of September 30, 2018 and December 31, 2017 was $224,025 and $279,102, respectively.
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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividend Yield (1)	1.99%	2.10%	2.09%	2.15%
Expected volatility (2)	23.32%	23.09%	26.65%	27.68%
Risk-free interest rate (3)	2.94%	1.92%	2.78%	2.00%
Expected term of options (years) (4)	4.19	4.25	4.21	4.17
Weighted-avg. grant date fair value	$4.05	$3.35	$4.70	$4.05
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

Under the employee stock option plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years. As of September 30, 2018, there was $9,600,422 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of September 30, 2018, there was $87,458 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 480,430 shares under the non-employee director plan through September 30, 2018. Under the non-employee director plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2018, the Company has granted 924,878 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of September 30, 2018, the Company had unearned stock-based compensation of $33,559,239 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and nine months ended September 30, 2018 was $2,480,911 and $6,314,544, respectively, and for the three and nine months ended September 30, 2017 was $1,788,162 and $4,014,820, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation adjustments:
Balance at beginning of period	$(194,395)	$(1,179,199)	$645,030	$(2,862,999)
Other Comprehensive (loss) income before reclassifications	(1,174,213)	1,182,152	(2,013,638)	2,865,952
Net current-period change	(1,174,213)	1,182,152	(2,013,638)	2,865,952
Balance at end of period	(1,368,608)	2,953	(1,368,608)	2,953
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	(271,939)	4,818,677	(16,349)	2,788,975
Other Comprehensive (loss) income before reclassifications	(276,010)	1,371,712	33,941	4,111,338
Amounts reclassified from accumulated other comprehensive income	(205,433)	114,905	(770,974)	(595,019)
Net current-period change	(481,443)	1,486,617	(737,033)	3,516,319
Balance at end of period	(753,382)	6,305,294	(753,382)	6,305,294
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(12,770)	(458,322)	(78,026)	(1,197,281)
Other comprehensive income (loss) before reclassifications	114,889	424	175,308	124,124
Amounts reclassified from accumulated other comprehensive income	(102,119)	155,066	(97,282)	770,325
Net current-period change	12,770	155,490	78,026	894,449
Balance at end of period	—	(302,832)	—	(302,832)

Accumulated other comprehensive (loss) income, end of period	$(2,121,990)	$6,005,415	$(2,121,990)	$6,005,415

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale debt securities
Realized gain on sale of securities	$260,042	$(176,777)	$975,917	$915,414	Other income (loss), net
Provision for income taxes	(54,609)	61,872	(204,943)	(320,395)	Provision for income taxes
	$205,433	$(114,905)	$770,974	$595,019	Net of tax

Unrealized gains (losses) on derivatives
Realized gain (loss) on interest rate swap	$129,265	$(238,564)	$123,142	$(1,185,116)	Other income (loss), net
Provision for income taxes	(27,146)	83,498	(25,860)	414,791	Provision for income taxes
	$102,119	$(155,066)	$97,282	$(770,325)	Net of tax

Total net reclassifications for the period	$307,552	$(269,971)	$868,256	$(175,306)	Net of tax

(9) Debt and Financing Arrangements

On September 27, 2013, the Company entered into a credit agreement with certain banks and agents.

During the three and nine months ended September 30, 2018, the Company made principal repayments of $23.1 million and $78.0 million, respectively, plus accrued interest, on the previously existing term loan, which completed the repayments on the outstanding balance on the credit facility. The Company used cash and cash equivalents to fund the payments. As of September 30, 2018, there was no outstanding balance on the revolver or the term loan and such credit facility has expired.

Interest expense is netted within the "Other, net" section of the Condensed Consolidated Statements of Income, and interest expense associated with the previously existing term loan and revolver was $0.1 million and $0.8 million during the three and nine months ended September 30, 2018, respectively, and $0.7 million and $2.3 million during the three and nine months ended September 30, 2017, respectively.

On October 15, 2018, as previously disclosed, the Company entered into a new Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this new Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled, to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

but are subject to certain covenants. As of September 30, 2018, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2018, the Company was in compliance with its covenants under the new Credit Agreement.

(10) Equity

The decrease in common stock during the nine months ended September 30, 2018, was primarily due to the repurchases of 23.1 million shares, of which 17.6 million shares were acquired pursuant to the Company's previously announced share repurchase plan. In addition, 5.5 million shares were repurchased from the former CEO and subsequently retired, pursuant to his previously disclosed retirement agreement, at a price of $20.98 per share. As previously announced, these share repurchases were separately approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan. The share repurchases for the first nine months of 2018 were partially offset by the issuance of 4.9 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 18.2 million shares.

The Company announced a $0.01 per share increase in its quarterly cash dividend rate during the first quarter of 2018. As such, the Company recorded a cash dividend of $0.11 during the third quarter of 2018 as compared to a cash dividend of $0.10 per share during the third quarter of 2017. The third quarter 2018 dividend of $28.8 million was declared on August 29, 2018, and was paid on October 17, 2018.

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

(12) Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment shown below.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Automotive Products	$449,184,447	$428,161,863	$1,348,395,245	$1,307,736,698
Other	11,068,986	10,465,923	32,259,733	27,565,411
Total	$460,253,433	$438,627,786	$1,380,654,978	$1,335,302,109
Income from operations:
Automotive Products	$124,351,499	$125,817,994	$373,071,852	$381,545,762
Other	3,076,412	3,254,658	9,554,396	7,818,524
Total	$127,427,911	$129,072,652	$382,626,248	$389,364,286

(13) Income Taxes
The effective tax rate was 15.2% in the nine months ended September 30, 2018 compared to 29.8% for the same period in 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the nine months ended September 30, 2018. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act ("Act"), as well as R&D tax credits, discrete tax benefits related to equity compensation, and the foreign-derived intangible income tax deduction.

Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company has continued to analyze certain aspects of the Act and refine its application to the Company. Although the Company has not completed its accounting for the income tax effects of certain elements of the Act, during the third quarter of 2018, the Company recorded a total provisional expense of $3.3 million related to the remeasurement of certain deferred tax assets and liabilities. The Company has continued to recognize provisional effects of the Act for which measurement could be reasonably estimated. The ultimate impact of the Act may differ from these estimates due to its continued analysis or further regulatory guidance that may be issued pursuant to the Act. The Company evaluates the impact of the Act as additional clarification and implementation guidance related to the Act is released. Under SAB 118, adjustments to the provisional amounts recorded by the Company as of September 30, 2018 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to tax expense from continuing operations in the period such provisional amounts are actually determined. The Company anticipates the remaining estimates will be finalized in the fourth quarter 2018.

(14) Revenue

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the three and Nine month periods ended September 30, 2018:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Automotive Products
U.S.	$151,229,829	$434,439,455
Germany	81,621,623	259,057,369
Japan	55,363,644	153,843,723
Other	160,969,351	501,054,698
Total Automotive Products	$449,184,447	$1,348,395,245
Other Products (U.S.)	11,068,986	32,259,733
Total Revenue	$460,253,433	$1,380,654,978

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the three and nine month periods ended September 30, 2018:

Revenue	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Automotive Segment
Automotive Mirrors & Electronics	399,732,577	1,200,521,589
HomeLink Modules*	49,451,870	147,873,656
Total Automotive Products	449,184,447	1,348,395,245

Other Segment
Fire Protection Products	5,918,085	17,010,954
Windows Products	5,150,901	15,248,779
Total Other	11,068,986	32,259,733

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
The Company does not generate revenue from arrangements with multiple deliverables. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods excluding revenue amounts that are transferred to third parties, such as sales, value add, and other taxes the Company collects concurrently with revenue-producing activities. The Company does not incur any incremental cost to obtain contracts. Costs are incurred to fulfill contracts with the OEM. However, such costs are accounted for under ASC 340-10, and are not treated as fulfillment costs under ASC 340-40.
Automotive Products Segment
Automotive Rearview Mirrors and Electronics

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
For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. The Company receives cash equal to the price at the time of invoice for most automotive product sales. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. Payment terms on automotive part sales to customers range from 15 days to 90 days. Estimated revenue is adjusted at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2018 VERSUS THIRD QUARTER 2017
Net Sales. Net sales for the third quarter of 2018 increased by $21.6 million or 5% when compared with the third quarter of 2017.
Automotive net sales for the third quarter of 2018 increased 5% to $449.2 million, compared with automotive net sales of $428.2 million in the third quarter of 2017, driven primarily by a 6% quarter over quarter increase in automotive mirror unit shipments. The 6% increase in automotive mirror unit shipments in the third quarter of 2018 to 10.2 million units compared with the third quarter of 2017, was primarily due to increased international shipments of the Company's interior and exterior auto-dimming mirrors on a quarter over quarter basis, as opposed to North American mirror unit shipments, which were essentially flat on a quarter over quarter basis.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2018, and 2017 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
North American Interior Mirrors	2,108	2,102	—%	6,636	6,693	(1)%
North American Exterior Mirrors	1,103	842	31%	2,871	2,673	7%
Total North American Mirror Units	3,211	2,944	9%	9,507	9,366	2%
International Interior Mirrors	5,154	4,794	8%	15,801	14,438	9%
International Exterior Mirrors	1,864	1,875	(1)%	6,091	5,517	10%
Total International Mirror Units	7,018	6,668	5%	21,892	19,954	10%
Total Interior Mirrors	7,262	6,896	5%	22,437	21,130	6%
Total Exterior Mirrors	2,967	2,717	9%	8,962	8,189	9%
Total Auto-Dimming Mirror Units	10,229	9,613	6%	31,399	29,320	7%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $11.1 million in the third quarter of 2018, an increase of 6%, compared to $10.5 million in the third quarter of 2017. This was primarily a result of fire protection sales of $5.9 million in the third quarter of 2018, increasing by 13% compared to $5.2 million of fire protection sales in the third quarter of 2017. This was offset by a decrease of 3% in variable dimmable aircraft windows, which decreased from $5.3 million in the third quarter of 2017 to $5.2 million in the third quarter of 2018.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.4% in the third quarter of 2018 versus 61.0% in the third quarter of 2017. The quarter over quarter net decrease in the gross profit margin was primarily the result of annual customer price reductions, the inability to leverage fixed overhead costs, and newly enacted tariffs. This decrease was partially offset by purchasing cost reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the inability to leverage fixed overhead and the newly enacted tariffs each had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions had a positive impact of approximately 50 -100 basis points on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the third quarter of 2018 increased by 9% or $2.1 million when compared with the third quarter of 2017, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.3 million for the third quarter of 2018 compared to the third quarter of 2017. S, G & A expenses, notwithstanding the quarter over quarter increase, were at approximately 4% of net sales in the third quarter of 2018 and in the third quarter of 2017. S, G, & A expenses increased on a dollar basis primarily due to increased staffing levels and benefits.

Total operating expenses were $45.6 million in the third quarter of 2018, which increased by 8% or $3.4 million, from $42.2 million in the third quarter of 2017.
Total Other Income. Total other income for the third quarter of 2018 increased by $1.3 million when compared with the third quarter of 2017, primarily due to increased interest income, net of lower interest expense, each on a quarter over quarter basis, as the Company had an increased investment in fixed-income securities during the current quarter versus the third quarter of 2017, as well as additional paid down debt.
Provision for Income Taxes. The effective tax rate was 14.7% in the third quarter of 2018 compared to 31.0% for same quarter of 2017. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction during the three month period ended September 30, 2018. The decrease in the effective tax rate for the third quarter of 2018 compared to the same period of 2017 was due to the reduction of the federal income tax rate from 35% to 21% as a result of the Act, as well as R&D tax credits, certain discrete tax benefits related to equity compensation, and the foreign derived intangibles income tax deduction.
Net Income. Net income for the third quarter of 2018 increased by $21.1 million or 23% when compared with the third quarter of 2017, due to increases in sales, other income, and the decrease in the tax expense described above.
NINE MONTHS ENDED SEPTEMBER 30, 2018 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2017

Net Sales. Net sales for the nine months ended September 30, 2018 increased by $45.4 million or 3% when compared with the same period in 2017.

Automotive net sales for the first nine months of 2018 were $1.35 billion, up 3% compared with automotive net sales of $1.31 billion for the first nine months of 2017, partially driven by a 7% period over period increase in automotive mirror unit shipments. North American automotive mirror unit shipments in the nine months ended September 30, 2018 increased 2% to 9.5 million units compared with same period in 2017, which results were impacted by North American light vehicle production. International automotive mirror unit shipments in the nine months ended September 30, 2018, increased 10% to 21.9 million units compared with the same period in 2017, primarily due to increased penetration of the Company's interior and exterior auto-dimming mirrors.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.5% for the first nine months of 2018 versus 61.5% in the same period last year. The period over period decrease in gross margin on a year to date basis was primarily due to annual customer price reductions that were not fully offset by purchasing cost reductions, and the Company's inability to leverage fixed overhead costs. Annual customer price reductions and inability to leverage fixed overhead each had a negative impact of approximately 100 - 150 basis points, while purchasing cost reductions had a positive impact of approximately 50 - 100 basis points.

Operating Expenses. E, R & D expenses for the nine months ended September 30, 2018, increased 7% or $5.0 million when compared with the same period last year, primarily due to increased staffing levels related to development and launch of new business.

S, G & A expenses for the first nine months of 2018 increased 12% or $6.0 million when compared with the same period last year, primarily due to increases in staffing levels and benefits.

Total Other Income. Total other income for the nine months ended September 30, 2018 increased by $4.4 million when compared with the same period last year, primarily due to an increase in investment income and realized gains on the sale of equity investments that primarily occurred during the first quarter of 2018, as well as increased interest income, net of lower period over period interest expense, compared to the first nine months of 2017 due to the pay down of debt.

Taxes. The effective tax rate was 15.2% for the nine months ended September 30, 2018 compared to 29.8% for the same period of 2017. The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the same period of 2017 is primarily due to the reduction of the federal income tax rate from 35% to 21% as a result of the Act, as well as R&D tax credits, discrete tax benefits related to equity compensation, and the foreign-derived intangible income tax deduction.
Net Income. Net income for the nine months ended September 30, 2018 increased by $55.3 million or 20% to $331.6 million versus $276.3 million in the same period last year, due to increases in sales, other income, and the decrease in tax expense described above.
FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2018 was $194.0 million, which decreased approximately $375.7 million compared to $569.7 million as of December 31, 2017. The decrease was primarily due to share repurchases, investment purchases, dividend payments, the repayment of debt, and capital expenditures, which was partially offset by the positive cash flows from operations and the proceeds from investment sales during the nine months ended September 30, 2018.
Short-term investments as of September 30, 2018 were $143.6 million, down from $152.5 million as of December 31, 2017. Long-term investments were $141.6 million as of September 30, 2018, compared to $57.8 million as of December 31, 2017, as a result of the Company increasing its holdings in fixed-income securities investments as part of its previously announced capital allocation strategy.
Accounts receivable as of September 30, 2018 increased approximately $16.2 million compared to December 31, 2017, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of September 30, 2018 decreased approximately $3.4 million when compared to December 31, 2017, primarily due to decreases in raw materials.
Accounts payable as of September 30, 2018 increased approximately $0.1 million when compared to December 31, 2017.
Accrued liabilities and the current portion of long-term debt as of September 30, 2018 decreased approximately $70.9 million compared to December 31, 2017, primarily due to the Company's debt repayment of $78.0 million during the first nine months of 2018, which was partially offset by an increase in accrued salaries and wages due to timing of certain wage payments.
Cash flow from operating activities for the nine months ended September 30, 2018 increased $45.7 million to $398.2 million, compared with $352.6 million during the same nine month period last year, primarily due to the increase in net income.
Capital expenditures for the nine months ended September 30, 2018 were approximately $68.8 million, compared with approximately $86.1 million for the same nine month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs. In the first quarter of 2018, as previously announced, the Company acquired a 25,000 square-foot, one-story building that was previously leased by the Company since 1978, as part of the former CEO's retirement agreement. Additionally, in the current year the Company began construction on a 250,000 square-foot distribution facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $25 - $30 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2018.

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
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its new Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	September 30, 2018	December 31, 2017
Working Capital	$654,672,103	$940,916,816
Long Term Investments	141,631,510	57,782,418
Total	$796,303,613	$998,699,234

The decrease in working capital as of September 30, 2018 is primarily due to share repurchases made during the nine month period ended September 30, 2018, as well as capital expenditures.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. The Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and nine months ended September 30, 2018, the Company repurchased 7,508,249 and 23,124,565 shares, respectively. Of the 23,124,565 shares, 5,499,728 shares were repurchased from the former CEO in the first quarter of 2018, pursuant to the previously disclosed retirement agreement. The shares repurchased from the former CEO were separately approved by the Company's Board of Directors and were not a part of the Company's existing publicly announced share repurchase plan. The Company has 12,166,059 shares remaining under the plan as of September 30, 2018, as is further detailed in Part II, Item 2 of this Form 10-Q.

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

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 10 vehicle models during the first quarter of 2018, on a net new 17 vehicle models during the second quarter of 2018, and on a net new 19 vehicle models during the third quarter of 2018. Of the 19 net new launches in the third quarter, 6 new nameplate launches were related to outside auto-dimming mirrors, 8 launches related to HomeLink, and 5 launches related to Full Display Mirror® applications. In addition, the Company had an additional 3 launches of inside and outside auto dimming mirrors with domestic Chinese OEMs.

Historically, the Company has been able to deliver higher than average margins when it has added electronic content faster than unit growth when combined with growth in unit penetration. These net additional vehicle models offering the Company's interior, exterior, and advanced feature products, as well as further penetration of its products on exiting models, helped drive a 5% quarter over quarter organic growth rate for interior mirror units and a 9% quarter over quarter organic growth rate for exterior mirror units compared to the third quarter of 2017, driven in part by an increase of 9% in domestic auto-dimming mirror unit shipments. The overall production levels in the in the North America, Europe, and Japan/Korea markets, which represent the Company's primary markets, was down 3% quarter over quarter.

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

The Company continues to work on the development and launch of the Full Display Mirror® for seven customers. As of the third quarter of 2018, the Company is shipping production Full Display Mirrors® to four OEMs, which are General Motors, Subaru, Toyota, and Nissan. During the first quarter of 2018, the Company announced that Jaguar Land Rover would also launch the Company's Full Display Mirror® product and would be the first European customer to adopt the feature. During the third quarter of 2018, the Company announced 6 new vehicles in production with Full Display Mirror® technology, including three vehicles in the Japan market. The Company continues to see interest from other automotive OEMs as well and is negotiating with other OEMs on an on-going basis. The Company hopes on-going discussions with certain other OEMs may, in the future, cause such OEM's to consider adding the Full Display Mirror® into their product roadmap for future vehicles.

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
On March 31, 2014, the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States, however, no final rule or legislation has been made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2018, the Office of Management and Budget published its regulatory and deregulatory agenda, which included a reference to a prerule stage for NHTSA related to amending the rear visibility standard to allow the option for camera-monitor systems to replace mirrors.
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

On December 8, 2015 NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   The NCAP implementation has been delayed, and on August 5, 2018, NHTSA published a notice seeking public comment on NCAP with a deadline of October 1, 2018 for the submission of written comments. The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

On October 12, 2018, NHTSA published a Notive of Proposed Rulemaking ("NPRM") for amendments to Federal Motor Vehicle Safety Standard ("FMVSS") No. 108: Lamps, reflective devices, and associated equipment, and initiated a comment period. The NPRM proposes amendments that would permit the certification of adaptive driving beam headlighting systems, if the manufacturer chooses to equip vehicles with these systems. NHTSA proposes to establish appropriate performance requirements to ensure the safe introduction of adaptive driving beam headlighting systems if equipped on newly manufactured vehicles. The Company believes that its dynamic SmartBeam® lighting control system (dynamic forward lighting or DFL), which has been sold in markets outside of North America for several years, will meet the requirements of the new FMVSS 108 standards, if amended. The Company's SmartBeam® application has and will continue to be affected by increased competition suppliers of multi-function driver assist camera products, which are able to achieve some of the same functionality as SmartBeam® but at a lower cost, due to other suppliers leveraging similar hardware costs, but offering products with multiple software features.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in adimmable devices and other electronic features that it offers in vehicles and the aerospace industry. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company’s forecasts for light vehicle production for the fourth quarter and full year of 2018 are based on IHS Markit's mid-October 2018 forecasts for light vehicle production in North America, Europe, Japan and Korea. Using the mid-October 2018 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2018.

Light Vehicle Production (per IHS Markit Automotive mid-October light vehicle production forecast)
(in Millions)
Region	4Q 2018	4Q 2017	% Change	Calendar Year 2018	Calendar Year 2017	% Change
North America	4.23	4.11	3%	17.02	17.06	—%
Europe	5.67	5.69	—%	22.22	22.22	—%
Japan and Korea	3.47	3.29	5%	13.15	13.26	(1)%
Total Light Vehicle Production	13.37	13.09	2%	52.39	52.54	—%

Based on the aforementioned light vehicle product forecasts, the Company now estimates that top line revenue for calendar year 2018 will be between $1.854 and $1.872 billion. All estimates are based on light vehicle production forecasts in the regions to which the Company ships product, as well as the estimated option rates for its products on prospective vehicle models and anticipated product mix.
The Company continues to see order rates and booked business that allow for these estimates despite relatively modest vehicle production increases (and in some measures even decreases) in its primary markets. Nevertheless, ongoing uncertainties remain including: light vehicle production levels; impacts of tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

As a result of the most recently enacted tariffs by the Office of the United States Trade Representative related to imports from China and tariffs enacted by China on imports from the United States, the Company currently expects additional cost increases of between $2.5 million and $3 million for the fourth quarter of 2018. Total cost increases related to all recently enacted tariffs are expected to be approximately $5.5 million to $6 million for the fourth quarter of 2018. Based on actual results for the first nine months of 2018, currently forecasted sales and anticipated product mix, and the aforementioned increased tariff costs, the Company now estimates that the gross profit margin will be between 37.5% and 38.0% for calendar year 2018, as previously announced.

The Company continues to estimate that its operating expenses, which include E, R & D expenses and S, G & A expenses are expected to be approximately $180 - $185 million for calendar year 2018, primarily to staffing costs, professional fees and travel expenses, which continue to support growth and the development of new business, technology advances or, in the case of professional fees, provides support with respect to the new income tax legislation passed in 2017.

In light of on-going demand for the Company's auto-dimming mirrors and electronics, and based on actual spending levels through the first nine months of 2018, the Company now anticipates that 2018 capital expenditures will be approximately $95 - $105 million, as previously announced. Capital expenditures in the calendar year 2018 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
Based on actual results for the first nine months of 2018, as well as expected projects in the fourth quarter, the Company now estimates that depreciation and amortization expense for calendar year 2018 will be approximately $105 - $110 million.

The Company continues to estimate its effective annual tax rate for calendar year 2018 to be in the range of 15.0% to 18.0%, as previously announced.
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
Finally, based on available light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2019, which continues to be estimated to be over and above the foregoing 2018 revenue estimates in the range of 5% to 10%.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Historically, volatile equity markets could negatively impact the Company's financial performance due to realized losses on the sale of equity investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2018, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2017, except as set forth in Item 2.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Includes content supplied by IHS Markit Light Vehicle Production Forecast (October, 2018) (http://www.gentex.com/ forecast-disclaimer).

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

The following is a summary of share repurchase activity during the nine months ended September 30, 2018:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program*	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program*
January 2018	6,649,731	21.33	6,649,731	8,640,893
February 2018	1,944,826	22.60	1,944,826	6,696,067
March 2018	736,942	22.81	736,942	25,959,125
1st Quarter 2018 Total	9,331,499	21.71	9,331,499

April 2018	1,531,711	22.59	1,531,711	24,427,414
May 2018	2,121,554	23.18	2,121,554	22,305,860
June 2018	2,631,552	23.88	2,631,552	19,674,308
2nd Quarter 2018 Total	6,284,817	23.33	6,284,817

July 2018	2,079,020	22.47	2,079,020	17,595,288
August 2018	3,303,809	23.59	3,303,809	14,291,479
September 2018	2,125,420	22.53	2,125,420	12,166,059
3rd Quarter 2018 Total	7,508,249	22.98	7,508,249

2018 Total	23,124,565	22.56	23,124,565	12,166,059
*See above and below for additional plan or program details.
As of September 30, 2018 the Company has repurchased 109,833,669 shares at a total cost of $1,472,333,946 under the plan or otherwise. The following is a summary of quarterly share repurchase activity under the plan to date (adjusted for 2 for 1 stock splits each effected in the form of a 100% stock dividend issued effective May 6, 2005 and December 31, 2014, respectively):

Quarter Ended	Total Number of Shares Purchased All as Part of a Publicly Announced Plan(Post - Split)	Cost of Shares Purchased
March 31, 2003	1,660,000	$10,246,810
September 30, 2005	2,992,118	25,214,573
March 31, 2006	5,607,096	47,145,310
June 30, 2006	14,402,162	104,604,414
September 30, 2006	7,936,342	55,614,102
December 31, 2006	2,465,768	19,487,427
March 31, 2007	895,420	7,328,015
March 31, 2008	4,401,504	34,619,490
June 30, 2008	2,407,120	19,043,775
September 30, 2008	5,038,306	39,689,410
December 31, 2008	4,250,506	17,907,128
September 30, 2012	3,943,658	33,716,725
September 30, 2014	703,130	9,999,957
December 31, 2014	1,094,350	20,010,925
March 31, 2015	1,406,595	25,049,145
June 30, 2015	1,427,469	25,058,050
September 30, 2015	2,051,013	32,793,258
December 31, 2015	1,765,496	28,328,372
March 31, 2016	3,124,053	44,585,668
June 30, 2016	3,080,993	47,689,204
September 30, 2016	1,836,312	30,466,752
December 31, 2016	2,264,769	40,622,598
March 31, 2017	1,473,403	30,986,386
June 30, 2017	2,181,875	42,570,501
September 30, 2017	3,213,146	56,270,779
December 31, 2017	5,086,500	101,535,549
March 31, 2018	9,331,499	202,572,393
June 30, 2018	6,284,817	146,633,527
September 30, 2018	7,508,249	172,543,703
Totals	109,833,669	$1,472,333,946

Item 6. Exhibits.

See Exhibit Index on Page 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 2, 2018	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 2, 2018	/s/ Kevin C. Nash
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