Form 10-K
period 2018-12-31
GENTEX CORP
filed 2019-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018 or

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
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), 268,923,121 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $6,166,225,666 computed at the closing price on that date.
As of February 1, 2019, 259,230,913 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2018
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

In January 2018, the Company announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure called HomeLink ConnectTM. HomeLink ConnectTM is an all-new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink ConnectTM compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings.

In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X.

Automotive revenues represent approximately 98% of the Company's total revenue in 2018, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	[Reserved]

(c)	Narrative Description of Business

The Company designs and manufactures automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry, dimmable aircraft windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry.

Automotive Products

Automotive Rearview Mirrors and Electronics Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

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

The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Many of the Company's newer features can be located either in the rearview mirror or other locations in the vehicle. Additionally, as the Company expands our Full Display Mirror application, rearward facing video cameras are also being produced and sold.

The Company produces rearview mirrors and electronics for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs worldwide, tier one automotive mirror manufacturers worldwide, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2018.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Steelmate, Tokai Rika Company, Peak Power Automotive, Adayo, Brandmotion, Echomaster, MEKRA Group, KSource Beijing Sincode, and the China automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink ConnectTM , frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, hands free communication, as well as Rear Camera Display ("RCD") interior mirrors and FDM® interior mirrors, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advance features currently in development include: biometric authentication systems, and camera monitoring systems ("CMS"). Other automotive products currently being developed include large area dimmiable devices.

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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, FCA Group, Ford Motor Co., Geely/Volvo, General Motors, Honda Motor Co., Hyundai/Kia, Jaguar/Land Rover, Karma Automotive, Mazda, Mahindra & Mahindra, McLaren, PSA/Opel Group, Renault/Nissan/Mitsubishi Group, Subaru, Suzuki, Tesla, Toyota Motor Company, Volkswagen Group, as well as, shipments to domestic China manufacturers (Borgward, BYD, Chery, Dongfeng, Great Wall, Jianghuai, NextEV, and SAIC).
The Company’s automatic-dimming mirror unit shipment mix by region has fluctuated over the past ten years. The following is a breakdown of unit shipment mix by region in the 2018, 2017, 2016, and 2008 calendar years:

	2018	2017	2016	2008
Domestic	19%	19%	23%	24%
Transplants(1)	12%	12%	13%	14%
North America	31%	31%	36%	38%
Europe	45%	46%	44%	45%
Asia-Pacific	24%	23%	20%	17%
Total	100%	100%	100%	100%
(1) European and Asian based automakers with automotive production plants in North America.
Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Historically, new safety and comfort and convenience options have entered the original equipment automotive market at relatively low rates on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its automatic-dimming mirrors with and without advanced features will continue to be offered in more option packages, and continue to be available on more small and mid-size vehicle models as consumer awareness of these safety and comfort and convenience features continues to grow, and as the Company continues its efforts to make automakers aware of the Company's technology available on competitive vehicle platforms.
Automotive Rearview Mirrors and Electronics Competition The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 92% market share worldwide in 2018 and an approximate 93% market share in 2017. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International Inc. ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and may have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. The Company currently believes, however, that these Chinese domestic mirror suppliers do not at this time meet global automotive grade specifications. Additionally, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and the Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
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
There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these other technologies have inherent cost or performance limitations as compared to the Company's technologies.
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
Dimmable Aircraft Windows
The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft. In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. The product is scheduled to begin shipping during calendar year 2019.
Markets and Marketing The Company markets its variable dimmable windows to aircraft manufacturers and airline operators globally.
Competition The Company’s variable dimmable aircraft windows are the first commercialized product of its kind for original equipment installation in the aircraft industry. Other manufacturers are working to develop and sell competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
The Company’s success with electrochromic technology provides potential opportunities and use cases for other commercial applications, which the Company continues to explore.
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
Markets and Marketing The Company’s fire protection products are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to original equipment manufacturers of fire protection systems under both the Company’s brand name and private labels. The Company markets its fire protection products primarily in North America, but also globally through regional sales managers and manufacturer representative organizations.
Competition The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes principally with eight manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately eight manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.
Trademarks and Patents
The Company owns 38 U.S. Registered Trademarks and 635 U.S. Patents, of which 31 Registered Trademarks and 514 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2019 and 2037. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 309 foreign Registered Trademarks and 787 foreign patents, of which 292 Registered Trademarks and 768 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2019 and 2043. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that experienced in the U.S. market.

The Company owns 50 U.S. Patents and 6 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2020 and 2037, while the foreign patents expire at various times between 2021 and 2027.
The Company owns 7 U.S. Registered Trademarks, 17 U.S. Patents, 17 foreign Registered Trademarks, and 13 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2019 and 2035, while the foreign patents expire at various times between 2020 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 294 U.S. patent applications, 418 foreign patent applications, and 58 Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.

Miscellaneous
The Company considers itself to be engaged in the manufacture and sale of automatic-dimming rearview mirrors, non-automatic-dimming rearview mirrors and electronics for the automotive industry, variable dimmable windows for the aviation industry, and commercial smoke alarms and signaling devices for the fire protection industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's net sales in 2018 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Daimler Group. The loss of any of these customers (or certain other significant customers) could have a material adverse effect on the Company's business, financial condition, and/or results of operations. The Company’s backlog of unshipped orders was $471.5 million and $463.3 million at February 1, 2019, and 2018, respectively.
As of February 1, 2019, the Company had 5,707 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

(d)	[Reserved]

(e)	Available Information

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

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material and electronic component shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws and interpretations; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Forward-looking statements include content supplied by IHS Markit Light Vehicle Production Forecast (January 17, 2019) (http://www.gentex.com/ forecast-disclaimer).
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 98% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while stable, continues to be uncertain and continues to cause increased financial and production stresses evidenced by volatile production levels, volatility with customer orders, supplier part and material shortages, automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues/bankruptcies, commodity material cost increases and/or supply constraints, consumer vehicle preference shifts, where we may have a lower penetration rate and lower content per vehicle, and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience plant shutdowns, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations.

Automakers continue to experience volatility and uncertainty in executing planned new programs which can result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2018 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and Daimler Group.The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
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
Tariffs. The geopolitical environment between the Unites States and other countries, including China and the European Union, continues to cause uncertainty on tariffs. Currently, it is expected that the Unites States will increase tariffs on March 1, 2019 with respect to certain good and materials imported from China, and it is further expected, that China will also increase certain tariffs on goods and materials imported from the United States, unless the two countries enter into a new trade agreement. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment could interfere with automotive supply chains and could have a continued negative impact on the Company’s business, financial condition, and/or results of operations.

Competition. We recognize that Magna Mirrors, our main competitor, may have considerably more resources available to it, and may present a formidable competitive threat.

Additionally, other companies have demonstrated products that are competitive to our Full Display Mirror® system, and we acknowledge that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.

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
Our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products has already and could continue to impact the success of SmartBeam®.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration to allow automakers to use CMS as an option to replace conventional rearview mirrors within North America, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2018, the Office of Management and Budget published its regulatory and de-regulatory agenda, which included a reference to a pre-rule stage for NHTSA related to amending the existing rear visibility standard to allow the option for camera-monitor systems to replace mirrors. Also, NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements.
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

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets,have resources available for or obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable windows,certain electronics, and fire protection products, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, poses risk for the Company. This trend represents an increasing risk to technology companies in the United States, including the Company.
New Technology and Product Development. We continue to invest a significant portion of our annual sales in engineering, research and development projects. Should these efforts ultimately prove unsuccessful, our business, financial condition, and/or results of operations could be adversely affected.
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect business, financial condition, and/or results of operations. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks and makes such risk part of our on-going business. To that end, we periodically obtain intellectual property rights, in the ordinary course of business, to strengthen our intellectual property portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.
Credit Risk. Certain automakers and Tier 1 customers from time to time may consider the sale of certain business segments or bankruptcy as a result of financial stress. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
Our allowance for doubtful accounts primarily relates to financially distressed automotive mirror and electronics customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.
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

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, 2015, 2016, 2017, and 2018, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

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

On December 8, 2015, NHTSA proposed changes to the Administration’s 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection.  NHTSA originally intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.  The NCAP implementation has been delayed, and on August 5, 2018, NHTSA published a notice seeking public comment on NCAP with a deadline of October 1, 2018 for the submission of written comments. The Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively.

On October 12, 2018, NHTSA published a Notice of Proposed Rulemaking ("NPRM") for amendments to Federal Motor Vehicle Safety Standard ("FMVSS") No. 108: Lamps, reflective devices, and associated equipment, and initiated a comment period. The NPRM proposes amendments that would permit the certification of adaptive driving beam head-lighting systems, if the manufacturer chooses to equip vehicles with these systems. NHTSA proposes to establish appropriate performance requirements to ensure the safe introduction of adaptive driving beam head-lighting systems if equipped on newly manufactured vehicles. The Company believes that its dynamic SmartBeam® lighting control system (dynamic forward lighting or DFL), which has been sold in markets outside of North America for several years, will meet the requirements of the new FMVSS 108 standards, if amended. The Company's SmartBeam® application has and will continue to be affected by increased competition suppliers of multi-function driver assist camera products, which are able to achieve some of the same functionality as SmartBeam® but at a lower cost, due to other suppliers leveraging similar hardware costs, but offering products with multiple software features.

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

•	Tariffs(as discussed above), quotas, customs and other import or export restrictions and other trade barriers;

•	Brexit, and particularly, an uncontrolled Brexit

•	Expropriation and nationalization;

•	Difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	Reduced intellectual property protection;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Investment restrictions or requirements;

•	Export and import restrictions;

•	Violence and civil unrest in local countries;

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

•
Increasing interest rates impact our financial performance due to an increase in realized losses on the sale of fixed income investments and/or recognized losses due to an Other-Than-Temporary Impairment adjustment on held-to-maturity securities;

•
General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, trade war, war or significant terrorist acts, could each affect worldwide automotive sales and production levels;

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low of $17.80 to a high of $25.41 during 2018. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2018 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The office and production facility for the fire protection products group is a 25,000 square-foot, one-story building that was purchased by the Company in the first quarter of 2018, as previously disclosed.

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

In 2018, the Company constructed a new, 265,000 square-foot distribution facility located in Zeeland, Michigan. Construction of the facility allowed the Company to consolidate all distribution activities to one location, which increased available manufacturing space at the aforementioned facilities. The building project was completed with a total cost of approximately $22 million, which was funded with cash and cash equivalents on hand. The facility was operational in the fourth quarter of 2018.
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
The Company estimates that it currently has building capacity to manufacture approximately 33 - 36 million interior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2018, the Company shipped 29.7 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 14 - 17 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2018, the Company shipped approximately 12.0 million exterior automatic-dimming mirrors.

Item 3.        Legal Proceedings.
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable. The Company does not believe however, that at the current time, there are any matters that constitute material pending legal proceedings that will have a material adverse effect on the financial position, future results of operations, or cash flows of the Company.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2019, there were 3,086 record-holders of the Company’s common stock and restricted stock.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2012, and reinvestment of dividends in all cases.
In March 2018, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.11 per share until the board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors. (All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend issued December 31, 2014).

(b) Not applicable.

(c)
The Company has in place and has announced a share repurchase plan. Additionally, on January 16, 2018, the Company repurchased and retired approximately 5.5 million shares of common stock from the former CEO pursuant to his retirement agreement, which was effective December 31, 2017, as previously announced. These share repurchases were approved by the Company's Board of Directors and were not repurchased as part of the Company’s existing share repurchase plan. On March 9, 2018, the Company announced that the Company's Board of Directors had authorized the repurchase of an additional 20,000,000 shares under the share repurchase plan. As previously disclosed, the Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2018:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2018	6,649,731	$21.33	6,649,731	8,640,893
February 2018	1,944,826	22.60	1,944,826	6,696,067
March 2018	736,942	22.81	736,942	25,959,125
April 2018	1,531,711	22.59	1,531,711	24,427,414
May 2018	2,121,554	23.18	2,121,554	22,305,860
June 2018	2,631,552	23.88	2,631,552	19,674,308
July 2018	2,079,020	22.47	2,079,020	17,595,288
August 2018	3,303,809	23.59	3,303,809	14,291,479
September 2018	2,125,420	22.53	2,125,420	12,166,059
October 2018	928,097	20.56	928,097	11,237,962
November 2018	1,050,870	22.16	1,050,870	10,187,092
December 2018	1,345,835	20.60	1,345,835	8,841,257
Total	26,449,367		26,449,367

* See above paragraph with respect to the publicly announced share repurchase plan

Item 6.	Selected Financial Data.

(dollars in thousands, except per share data)
	2018	2017	2016	2015	2014
Net Sales	$1,834,064	$1,794,873	$1,678,925	$1,543,618	$1,375,501
Net Income	437,883	406,792	347,591	318,470	288,605
Earnings Per Share (Fully Diluted)	$1.62	$1.41	$1.19	$1.08	$0.98
Gross Profit Margin	37.6%	38.7%	39.8%	39.1%	39.2%
Cash Dividends per Common Share	$0.440	$0.390	$0.355	$0.335	$0.31
Total Assets	$2,085,434	$2,352,054	$2,309,620	$2,148,673	$2,022,540
Long-Term Debt Outstanding at Year End	$—	$—	$178,125	$225,625	$258,125

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2018	2017
	Year Ended December 31,			Vs	Vs
	2018	2017	2016	2017	2016
Net Sales	100.0%	100.0%	100.0%	2.2%	6.9%
Cost of Goods Sold	62.4	61.3	60.2	3.9	8.9
Gross Profit	37.6	38.7	39.8	(0.6)	3.9
Operating Expenses:
Engineering, Research and Development	5.8	5.6	5.6	7.4	5.8
Selling, General and Administrative	4.1	4.0	3.7	5.3	14.4
Total Operating Expenses:	9.9	9.5	9.3	6.5	9.2
Operating Income	27.7	29.2	30.5	(2.9)	2.3
Other Income/(Expense)	0.8	0.5	(0.1)	65.0	(813.8)
Income Before Provision for Income Taxes	28.5	29.6	30.4	(1.8)	4.2
Provision for Income Taxes	4.6	7.0	9.7	(32.7)	(23.3)
Net Income	23.9%	22.7%	20.7%	7.6%	17.0%
Results of Operations: 2018 to 2017
Net Sales. In 2018, Company net sales increased by $39.2 million, or 2% compared to the prior year. Automotive net sales increased due to a 6% increase in automatic-dimming mirror shipments, from 39.3 million units in 2017 to 41.6 million units in 2018, primarily reflecting increased overall penetration of automatic-dimming mirrors, more so within the Company's international markets than its domestic market. International automotive mirror unit shipments increased 7% in 2018 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic-dimming mirrors to certain European and Japanese automakers.
Other net sales increased 17% to $42.9 million compared to the prior year, as dimmable aircraft window sales increased 16% year over year and fire protection saw an increase in net sales of 18% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 61.3% in 2017 to 62.4% in 2018, primarily due to annual customer price reductions that were not fully offset with purchasing cost reductions, as well as the Company's inability to leverage fixed overhead costs due to lower than expected sales levels. Annual price reductions and fixed overhead costs independently impacted cost of goods sold as a percentage of net sales by approximately 75 - 150 basis points. These negative impacts were partially offset by the impact of purchasing cost reductions of 50 - 75 basis points.
Operating Expenses. Engineering, research and development expenses increased by $7.4 million or 7% from 2017 to 2018, but remained at 6% of net sales. E, R & D increased, primarily due to increased staffing levels which continue to support growth and launch of new business as well as development of new products.
Selling, general and administrative expenses increased by $3.8 million or 5% from 2017 to 2018, but remained at 4% of net sales. The primary reason for the increase from 2017 to 2018 was due to increased staffing levels and travel expenses.
Total Other Income/(Expense). Investment income increased $1.8 million in 2018 versus 2017, primarily due to higher interest rates available for the Company's investable funds. Other income – net increased $3.7 million in 2018 versus 2017, primarily due to decreased interest expense associated with the Company's debt financing and adoption of ASU 2016-1, as discussed further in Note 2 of the Consolidated Financial Statements.

Taxes. The effective tax rate was 16.1% for year ended December 31, 2018 compared to 23.5% the prior year. The effective tax rate in 2017 differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction as well as the re-measurement of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act of 2017("Act"). In 2018, the effective tax rate differed from the new statutory federal income tax rate primarily due to the Foreign Derived Intangible Income Deduction. The decrease in the effective tax rate in 2018 from the prior year was due to the change in statutory tax rate as passed in the Act to 21% from 35%.
Net Income. Net income increased by $31.1 million, or 8% year over year, primarily due to the lower effective tax rate on a year over year basis.

Results of Operations: 2017 to 2016
Net Sales. In 2017, Company net sales increased by $115.9 million, or 7% compared to the prior year. Automotive net sales increased due to a 9% increase in automatic-dimming mirror shipments, from 36.1 million units in 2016 to 39.3 million units in 2017, primarily reflecting increased overall penetration of automatic-dimming mirrors, primarily within the Company's international markets. International automotive mirror unit shipments increased 15% in 2017 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic dimming mirrors to certain European and Japanese automakers. Other net sales decreased 6% to $36.7 million compared to the prior year, as dimmable aircraft window sales decreased 13% year over year, which was offset by an increase of 2% year over year for fire protection sales.
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
Taxes. The effective tax rate was 23.5% for year ended December 31, 2017 compared to 31.9% the prior year. The effective tax rate in 2016 and 2017 differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction for both years, as well as the impacts of the Act. As a result of the Act, the Company re-measured its deferred tax assets and liabilities, which was partially offset by the Company’s transition tax. The total impact of the tax adjustments reduced the Company’s income tax expense during the year by $37.2 million. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Tax Legislation for which measurement could be reasonably estimated.
Net Income. Net income increased by $59.2 million, or 17% year over year, primarily due to the lower effective tax rate as well and a 7% percent increase in revenue on a year over year basis.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of essentially flat production in the Company's primary markets.
The Company's cash and cash equivalents were $217.0 million, $569.7 million and $546.5 million as of December 31, 2018, 2017 and 2016, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $8.3 million, $12.6 million and $7.9 million as of December 31, 2018, 2017 and 2016, respectively.
The Company's current ratio increased from 4.9 as of December 31, 2017 to 5.0 as of December 31, 2018, reflecting the repayment of $78 million of the Company's short term debt, that was offset by share repurchases,as discussed further in Note 2 of the financial statements. The Company's current ratio decreased from 7.7 as of December 31, 2016, to 4.9 as of December 31, 2017, reflecting the repayment of $107.6 million of the Company's long term debt, and reclassifying the remaining $78 million as short term debt due to the maturity of the Company's term loan in September 2018.
Cash flow from operating activities was $552.4 million, $501.0 million and $477.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flow from operating activities increased $51.4 million for the year ended December 31, 2018 compared to the prior year, primarily due to increased net income, partially offset by changes in working capital. Cash flow from operating activities increased $24.0 million for the year ended December 31, 2017, compared the same period in 2016, primarily due to increased net income, partially offset by changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2018 increased by $108.1 million to $185.8 million, compared with $77.7 million, for the year ended December 31, 2017, primarily due to increased investment purchases during the year. Cash flow used for investing activities for the year ended December 31, 2017 decreased by $173.7 million to $77.7 million, compared to the year ended December 31, 2016, primarily due to decreased investment purchases and capital expenditures during the year, as a result of allocation of funds to repay the long-term debt and for common stock repurchases. Capital expenditures for the year ended December 31, 2018, were $86.0 million, compared with $104.0 million for the prior year, primarily due to decreases in production equipment purchases and building related costs. Capital expenditures for the year ended December 31, 2017 were $104.0 million, compared with $121.0 million for the year ended December 31, 2016, primarily due to decreases in production equipment purchases and building related costs.
Cash flow used for financing activities for the year ended December 31, 2018, increased $319.3 million to $719.3 million, compared to the year ended December 31, 2017, primarily due to repurchases of common stock of $591.6 million during the calendar year 2018 compared to $231.4 million during the calendar year 2017. Cash flow used for financing activities for the year ended December 31, 2017, increased $169.4 million to $400.0 million compared to the year ended December 31, 2016, primarily due to repurchases of common stock of $231.4 during the calendar year 2017 compared to $163.4 million during the calendar year 2016, repayments of long-term debt of $107.6 million in calendar year 2017 compared to $47.5 million during the calendar year 2016, and an increase of $7.7 million in calendar year 2017 as compared to calendar year 2016 to $108.8 million in dividends paid in calendar year 2017.

Short-term investments as of December 31, 2018 were $169.4 million, up from $152.5 million as of December 31, 2017 and long-term investments were $138.0 million as of December 31, 2018, up from $57.8 million as of December 31, 2017, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2018 decreased $17.6 million compared to December 31, 2017, primarily due to the timing of sales within each of the comparable periods.
Inventories as of December 31, 2018, increased $8.5 million compared to December 31, 2017, primarily due to increased work-in-process and finished goods inventory levels to support first quarter 2019 production and sales forecasts.
Intangible Assets, net as of December 31, 2018 decreased $19.3 million compared to December 31, 2017, due to the amortization of definite lived intangible assets and patents, discussed further in in Note 10 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2018, increased $2.9 million compared to December 31, 2017, primarily due the timing of inventory and capital expenditure payments.

Current portion of long term debt as of December 31, 2018, decreased $78.0 million compared to December 31, 2017, due to principal repayments on the Company's long term debt financing in connection with the September 27, 2018 maturity of the Company's debt.
Management considers the Company’s current working capital and long-term investments, as well as its existing credit financing arrangement (notwithstanding covenants prohibiting additional indebtedness), discussed further in Note 2 of the Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	2018	2017	2016
Working Capital	$681,769,335	$940,916,816	$1,005,131,050
Long Term Investments	137,979,082	57,782,418	49,894,363
Total	$819,748,417	$998,699,234	$1,055,025,413

The decrease in working capital as of December 31, 2018 is primarily due to increased share repurchases, dividend payments and capital expenditures, which in combination were more than provided by cash flow from operations.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Markit. IHS Markit current forecasts for light vehicle production for calendar year 2019 are approximately 16.9 million units for North America, 21.9 million units for Europe, 13.3 million units for Japan and Korea and 27.4 million units for China.
The Company currently estimates that top line revenue for calendar year 2019 will be between $1.83 and $1.93 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates despite very modest vehicle production increases in our primary markets. Continuing uncertainties, including: light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including tariffs; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 36% and 37% for calendar year 2019. The aforementioned gross margin estimate includes approximately $20 million in annual costs as a result of tariffs that were put in place in 2018 and proposed increases set to become effective in March 2019. Historically, annual customer price reductions have placed significant pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2019, the Company believes it may be able to offset some of those annual customer price reductions with purchasing cost reductions and operational efficiencies, but will be limited in certain aspects due to rising commodity costs on certain electronic components and precious metal commodities, in addition to the aforementioned increased costs related to tariffs.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses are expected to be between $195 and $200 million for calendar year 2019, increased staffing levels which continue to support growth and launch of new business as well as development of new products. The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are highly proprietary. The Company continues to make investments to maintain a competitive advantage in its current market as well as to use its core competencies to develop products that are applicable in other markets.
In light of on-going demand for our automatic-dimming mirrors and electronics, the Company currently anticipates that 2019 capital expenditures will be approximately $90 - $100 million, a majority of which will be production equipment purchases. Capital expenditures for calendar year 2019 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.

The Company also estimates that depreciation and amortization expense for calendar year 2019 will be approximately $105 - $115 million.
The Company is further estimating that its tax rate will be between 16.0% and 18.0% for calendar year 2019.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2019 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2020. IHS Markit current forecasts for light vehicle production for calendar year 2020 are approximately 16.4 million units for North America, 22.2 million units for Europe,12.7 million units for Japan and Korea, and 28.6 million units for China. Based on these forecasts, the Company is estimating that revenue for calendar year 2020 will increase approximately 3% to 8% over current estimates provided for 2019 revenue.
Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to other-than-temporary impairment adjustments on held-to-maturity securities (mark-to-market adjustments).
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during calendar year 2018, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for calendar year 2017 and 7% for calendar year 2016). The Company currently expects that approximately 7% of the Company’s net sales in calendar year 2019 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (in millions) as of December 31, 2018.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	2.2	1.4	0.8
Purchase obligations	136.9	136.9	—	—	—
Dividends payable	28.5	28.5	—	—	—
Total	167.6	166.8	0.8

Purchase obligations are primarily for raw material inventory and capital equipment.

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
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are inherently subject to a degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates, as is the case in any application of generally accepted accounting principles.

The Company considers an accounting estimate to be critical if:
• It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
• Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations.
Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services when it transfers those goods or services to customers. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables. The Company generally receives purchase orders from customers on an annual basis. Typically, such purchase order provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in our annual purchase orders. As part of certain agreements the Company is asked to provide customers with annual price reductions. Such amounts are subject to estimate and are accrued as a reduction of revenue as products are shipped to those customers. In addition, the Company has ongoing adjustments to our pricing arrangements with our customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

See also Item 13 of Part III with respect to "Certain Transactions", which is incorporated herein.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2018	2017	2018	2017	2018	2017	2018	2017
Net Sales	$465,420	$453,535	$454,981	$443,139	$460,253	$438,628	$453,409	$459,570
Gross Profit	172,628	175,801	172,804	167,208	172,990	171,230	172,044	180,290
Operating Income	128,515	134,427	126,683	125,865	127,428	129,073	125,499	133,994
Net Income	111,249	97,557	109,024	88,536	111,336	90,230	106,275	130,469
Basic Earnings per share	$0.40	$0.34	$0.40	$0.31	$0.42	$0.32	$0.41	$0.46
Diluted Earnings per share	$0.40	$0.33	$0.40	$0.31	$0.42	$0.31	$0.41	$0.46

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2018.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's CEO and CFO have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2018, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2018.

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

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	41	President and Chief Executive Officer	January 2018
Kevin Nash	44	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Scott Ryan	38	Vice President, General Counsel and Corporate Secretary	August 2018
Neil Boehm	47	Chief Technology Officer and Vice President, Engineering	February 2018
Matthew Chiodo	54	Vice President, Sales	February 2018
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

On August 16, 2018, Scott Ryan was appointed Vice President, General Counsel and Corporate Secretary. Mr. Ryan was previously Assistant General Counsel and Corporate Secretary from June 2015 to August 2018. Prior to that he served as Patent Counsel from November 2013 to June 2015 and prior to that was a Patent Attorney from his hire date in December 2010 to November 2013. Mr. Ryan became an executive officer on August 20, 2015. The Terms of Mr. Ryan's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.

Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2019 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2018 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 appearing under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.
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
On February 20, 2019, the Board of Directors, in connection with assessments of executive officers, changes in responsibilities, and/or individual performance, made adjustments to named executive officer compensation, including changes to base salaries, setforth below:

Executive Officer	Position	2018 Base Salary	2019 Base Salary
Steve Downing	President and CEO	$650,000	$750,000
Kevin Nash	VP, Finance, CFO and Treasurer	$340,000	$400,000
Neil Boehm	VP, Engineering and CTO	$333,000	$407,000
Matt Chiodo	VP, Sales	$336,000	$380,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$315,000	$350,000

The foregoing increases are consistent with the intention of the Compensation Committee of the Board of Directors to move base salaries for officers toward the market median of an established peer group over a three-year period.

Amended and Restated Annual Incentive Performance-Based Bonus Plan

The Board of Directors previously approved the Amended and Restated Annual Incentive Performance-Based Bonus Plan (the "Annual Plan") to further emphasize performance-based compensation. In lieu of participating in the profit-sharing bonus paid to all employees, the Annual Plan provides potential cash-based bonuses for officers based on the achievement of three key performance metrics: Revenue (33.33% weighting); Operating Income (33.33% weighting); and Earnings per Diluted Share (33.33% weighting). The Annual Plan covers all officers, including our named executive officers.

At the beginning of each year, the Compensation Committee reviews and approves a cash bonus target for each officer, as a percentage of base salary for the year. The CEO may earn from 0% - 200% of base salary. The non-CEO named executive officers may earn from 0% to 150% of their base salaries. All performance-related targets are set by, and achievement of targets are approved by, the Compensation Committee and/or the Board of Directors.

For our executive officers, the 2018 Annual Plan payout opportunities applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	25%	100%	200%
Kevin Nash	25%	75%	150%
Neil Boehm	25%	75%	150%
Matt Chiodo	25%	75%	150%
Scott Ryan	25%	75%	150%

The above Threshold was moved to 50% for the President and CEO and 37.5% for the other named executive officers for 2019 to better align with typical market practice. No other changes were made to the Annual Plan target opportunities for executive officers in 2019, as the target and maximum opportunity levels were appropriate based on the competitive pay range for each position. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers to the extent the threshold, target, or maximum for a performance metric is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of the performance bonus. The Compensation

Committee also has discretion to increase (or decrease) such performance-based bonuses using its judgment, provided that bonuses are not to in any event exceed 250% of the applicable base salary.

In 2018 and 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%), since such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

In determining whether annual cash bonuses are paid under the Annual Plan, actual performance for the year is measured against specified target levels for each performance metric. The target for the three performance metrics reflects a level of performance, which at the time set was anticipated to be challenging but achievable. The threshold level is set to be reflective of performance at which the Compensation Committee believed a portion of the award opportunity should be earned. The maximum level was set well above the target, requiring significant achievements and reflecting performance at which the Compensation Committee believed an additional 100% of the target award was warranted.

For 2018, pre-established target performance (along with pre-established thresholds and maximums) and actual results for the performance metrics are as follows:

Executive Officer	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,794,873	$1,930,000	$2,065,000	$1,834,064
Operating Income	33.33%	$523,359	$554,000	$597,000	$515,001
Earnings per Diluted Share	33.33%	$1.410	$1.640	$1.780	$1.644
* amounts in thousands (000) except for per share amounts, and may be modified in the discretion of the Compensation Committee as appropriate to ensure the performance metrics are not unsuitable.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the pre-established targets (adjusted as appropriate by the Compensation Committee) and performance of the named executive officers, the payments for 2018 under the Annual Plan are shown in the table below:

Executive Officer	2018 Annual Plan Performance Bonus	2018 Annual Plan Discretionary Bonus
Steve Downing	$323,989	$180,000
Kevin Nash	$132,132	$90,000
Neil Boehm	$129,412	$80,000
Matt Chiodo	$130,578	$80,000
Scott Ryan	$122,417	$80,000

For 2019, the Compensation Committee has established thresholds, targets, and maximums for Revenue, Operating Income, and Earnings per Diluted Share as the Annual Plan performance metrics.

2019 Omnibus Incentive Plan and Long-Term Incentive Program

On February 20, 2019, the Corporation implemented a Long-Term Incentive Plan (the "Long-Term Plan"), pursuant to the 2019 Omnibus Incentive Plan ("OIP") approved by the Board of Directors the same day, subject to shareholder approval. The OIP is intended to replace the Company's existing Employee Stock Option Plan, Second Restricted Stock Plan and Non-Employee Director Stock Option Plan if approved by the shareholders. The Long-Term Plan provides officers, including our named executive officers, with incentive awards that serve an important role by balancing other applicable short-term goals with longer term shareholder value creation, while minimizing risk-taking behaviors that could negatively affect long-term results. The OIP and the Long-Term Plan are each exhibits hereto.

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board of Directors and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period)

as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2019-2021 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2019-2021
Steve Downing	200%
Kevin Nash	100%
Neil Boehm	100%
Matt Chiodo	100%
Scott Ryan	100%

Achievement at threshold performance yields 50% of the target award and achievement of the maximum performance yields another 100% of the target award. To the extent performance exceeds the established threshold or target, as applicable, for an applicable performance objective, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of such award.

Seventy percent (70%) of the total value of the target long-term incentive opportunity is delivered through performance share awards ("PSAs") and the other thirty percent (30%) through restricted stock ("RS"). Both PSAs and RS are forms of performance-based incentive compensation because PSAs involve performance objectives that provide direct alignment with shareholder interests and the value of RS fluctuates based on stock price performance.

In addition to requiring achievement of performance objectives in respect of PSAs, PSAs and RS require the executive officers to remain employed with the Company for three years from the grant date (unless the executive officer attains retirement age, departs for good reason, dies, or becomes disabled or a change in control occurs whereby an award may be paid or partially paid).

Performance Shares

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2019-2021) with a performance range that can result in PSAs of 0% for failure to achieve threshold, 50% of target for achieving threshold, to 200% of the target opportunity for achieving maximum.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since, the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2019 (Target) for 2019-2021
Steve Downing	49,575
Kevin Nash	13,220
Neil Boehm	13,451
Matt Chiodo	12,559
Scott Ryan	11,568

Restricted Stock Awards

The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2019, based on the target opportunities, for the executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2019 (Target) for 2019-2021
Steve Downing	21,246
Kevin Nash	5,666
Neil Boehm	5,765
Matt Chiodo	5,382
Scott Ryan	4,958

All PSAs and RS awards are subject to shareholder approval of the OIP. Such awards are intended to replace historical grants of stock options and restricted stock under the existing plan which the OIP is intended to replace.

Non-qualified Deferred Compensation Plan

The Board of Directors authorized the Company to enter into a non-qualified deferred compensation plan to provide a vehicle for key employees and officers to defer cash compensation on a tax-favored basis.  The terms of such a plan have not been finalized but are expected to be typical for plans of this type.

Director Compensation

For 2019, the Board of Directors adjusted the equity compensation for non-employee directors, subject to shareholder approval of the OIP. Under the existing Non-employee Director Stock Option Plan, non-employee directors receive an option to acquire 7,000 shares of the Company's common stock after each Annual Meeting of Shareholders at a price per share equal to the closing price of the Company's common stock on such a date. If the OIP is approved by shareholders thereby replacing the Non-employee Director Stock Option Plan, after each Annual Meeting of Shareholders, non-employee directors will receive a grant of RS equal to $100,000 divided by the average closing price per share of the Company's common stock on the twenty trading days preceding the date of the grant of such RS. Such RS grants will vest on the first anniversary of the grant.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information contained under the caption “Certain Transactions” contained in the definitive Proxy Statement is hereby incorporated herein by reference. The information contained under the caption “Election of Directors” contained in the definitive Proxy Statement is hereby incorporated herein by reference.

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

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Leslie Brown	Director
Leslie Brown

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ John Mulder	Director
John Mulder

/s/ Richard Schaum	Director
Richard Schaum

/s/ Fred Sotok	Director
Fred Sotok

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on Internal Control over Financial Reporting

We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2019

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,025,278	$569,734,496
Short-term investments	169,412,999	152,538,054
Accounts receivable, net	213,537,799	231,121,788
Inventories, net	225,281,599	216,765,583
Prepaid expenses and other	25,672,579	14,403,902
Total current assets	850,930,254	1,184,563,823
PLANT AND EQUIPMENT:
Land, buildings and improvements	340,910,332	317,600,833
Machinery and equipment	838,887,032	790,833,278
Construction-in-process	18,156,423	35,828,403
Total Plant and Equipment	1,197,953,787	1,144,262,514
Less- Accumulated depreciation	(699,480,021)	(651,783,184)
Net Plant and Equipment	498,473,766	492,479,330
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	137,979,082	57,782,418
Intangible assets, net	269,675,000	288,975,000
Patents and other assets, net	21,010,121	20,887,496
Total Other Assets	736,030,048	675,010,759
TOTAL ASSETS	$2,085,434,068	$2,352,053,912
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$92,810,316	$89,898,467
Accrued liabilities:
Salaries, wages and vacation	15,860,073	18,502,209
Income taxes	4,293,608	360,014
Royalties	16,174,041	14,660,864
Dividends payable	28,526,147	28,028,132
Current portion of long term debt	—	78,000,000
Other	11,496,734	14,197,321
Total current liabilities	169,160,919	243,647,007
DEFERRED INCOME TAXES	54,521,489	58,888,644

TOTAL LIABILITIES	223,682,408	302,535,651

SHAREHOLDERS’ INVESTMENT:
Preferred stock, no par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $.06 per share; 400,000,000 shares authorized; 259,328,613 and 280,281,321 shares issued and outstanding in 2018 and 2017 respectively.	15,559,717	16,816,879
Additional paid-in capital	745,324,144	723,510,672
Retained earnings	1,102,468,137	1,301,997,327
Accumulated other comprehensive income:
Unrealized gain on investments	74,549	6,626,379
Unrealized gain (loss) on derivatives	—	(78,026)
Cumulative translation adjustment	(1,674,887)	645,030
Total shareholders’ investment	1,861,751,660	2,049,518,261
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,085,434,068	$2,352,053,912
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
NET SALES	$1,834,063,697	$1,794,872,578	$1,678,924,756

COST OF GOODS SOLD	1,143,597,005	1,100,344,312	1,010,472,512

Gross profit	690,466,692	694,528,266	668,452,244

OPERATING EXPENSES:
Engineering, research and development	107,134,862	99,726,438	94,238,032
Selling, general and administrative	75,206,283	71,443,476	62,471,277
Total operating expenses	182,341,145	171,169,914	156,709,309

Income from operations	508,125,547	523,358,352	511,742,935

OTHER INCOME:
Investment income	11,262,385	9,442,387	4,787,128
Other, net	2,659,015	(1,004,035)	(5,969,290)
Total other income (expense)	13,921,400	8,438,352	(1,182,162)

Income before provision for income taxes	522,046,947	531,796,704	510,560,773

PROVISION FOR INCOME TAXES	84,163,850	125,004,782	162,969,497

NET INCOME	$437,883,097	$406,791,922	$347,591,276

EARNINGS PER SHARE:
Basic	$1.64	$1.42	$1.21
Diluted	$1.62	$1.41	$1.19

Cash Dividends Declared per Share	$0.440	$0.390	$0.355
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
Net income	$437,883,097	$406,791,922	$347,591,276

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(2,319,917)	3,508,029	(2,818,090)
Unrealized gains on derivatives	98,767	1,721,933	1,105,468
Unrealized gains on available-for-sale securities, net	115,059	5,903,699	3,013,951

Other comprehensive income (loss), before tax	(2,106,091)	11,133,661	1,301,328

Expense for income taxes related to components of other comprehensive income (loss)	44,903	2,668,973	1,441,798

Other comprehensive income (loss), net of tax	(2,150,994)	8,464,688	(140,469)

Comprehensive income	$435,732,103	$415,256,610	$347,450,807

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2016	291,338,011	$17,480,281	$596,782,695	$1,109,384,621	$(1,130,836)	$1,722,516,761
Issuance of common stock	6,705,632	402,338	86,491,101	—	—	86,893,439
Repurchases of common stock	(10,306,127)	(618,368)	(19,020,032)	(143,722,821)	—	(163,361,221)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	19,192,699	—	—	19,192,699
Dividends declared ($.355 per share)	—	—	—	(102,268,251)	—	(102,268,251)
Net income	—	—	—	347,591,276	—	347,591,276
Other comprehensive income	—	—	—	—	(140,469)	(140,469)
BALANCE AS OF DECEMBER 31, 2016	287,737,516	$17,264,251	$683,446,463	$1,210,984,825	$(1,271,305)	$1,910,424,234
Issuance of common stock	4,498,729	269,923	47,500,544	—	—	47,770,467
Repurchases of common stock	(11,954,924)	(717,295)	(25,813,300)	(204,832,621)	—	(231,363,216)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,376,965	—	—	18,376,965
Dividends declared ($.39 per share)	—	—	—	(110,946,799)	—	(110,946,799)
Net income	—	—	—	406,791,922	—	406,791,922
Other comprehensive income	—	—	—	—	8,464,688	8,464,688
BALANCE AS OF DECEMBER 31, 2017	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock	5,496,659	329,801	66,508,019	—	—	66,837,820
Repurchases of common stock	(26,449,367)	(1,586,963)	(63,000,528)	(526,990,360)	—	(591,577,851)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,305,981	—	—	18,305,981
Impact of ASU 2016-01 adoption				6,642,727	(6,642,727)
Dividends declared ($.44 per share)	—	—	—	(117,064,654)	—	(117,064,654)
Net income	—	—	—	437,883,097	—	437,883,097
Other comprehensive (loss)	—	—	—	—	(2,150,994)	(2,150,994)
BALANCE AS OF DECEMBER 31, 2018	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$437,883,097	$406,791,922	$347,591,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,186,814	99,570,908	88,587,430
Gain on disposal of assets	(577,200)	(188,150)	(146,261)
Loss on disposal of assets	108,927	299,174	1,080,486
Gain on sale of investments	(2,538,729)	(1,309,166)	(4,239,895)
Loss on sale of investments	532,494	375,388	3,919,698
Deferred income taxes	(4,414,739)	(14,996,179)	22,498,361
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	18,305,981	18,376,965	19,192,699
Change in operating assets and liabilities:
Accounts receivable	17,583,989	(19,530,043)	(15,622,345)
Inventories	(8,516,016)	(27,454,146)	(14,616,026)
Prepaid expenses and other	(11,268,677)	16,183,673	4,399,366
Accounts payable	2,911,849	9,934,837	13,609,856
Accrued liabilities	220,856	12,947,597	10,793,540
Net cash flows from operating activities	552,418,646	501,002,780	477,048,185
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	55,248,551	30,207,523	87,293,155
Maturities and calls	181,892,136	23,100,000	5,500,000
Purchases	(332,106,362)	(29,874,960)	(216,670,674)
Plant and equipment additions	(85,990,570)	(104,040,919)	(120,955,614)
Proceeds from sale of plant and equipment	738,093	249,757	665,191
(Increase) Decrease in other assets	(5,603,042)	2,646,029	(7,278,166)
Net cash used for investing activities	(185,821,194)	(77,712,570)	(251,446,108)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	(78,000,000)	(107,625,000)	(47,500,000)
Issuance of common stock from stock plan transactions	66,837,820	47,770,467	81,310,048
Cash dividends paid	(116,566,639)	(108,815,040)	(101,131,356)
Repurchases of common stock	(591,577,851)	(231,363,216)	(163,361,221)
Net cash used for financing activities	(719,306,670)	(400,032,789)	(230,682,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(352,709,218)	23,257,421	(5,080,452)

CASH AND CASH EQUIVALENTS, Beginning of year	569,734,496	546,477,075	551,557,527

CASH AND CASH EQUIVALENTS, End of year	$217,025,278	$569,734,496	$546,477,075
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation is a leading supplier of digital vision, connected car, dimmable glass, and fire protection products. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors and various electronic modules. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
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
Significant accounting policies of the Company not described elsewhere are as follows:
Consolidation
The consolidated financial statements include the accounts of Gentex Corporation and all of its wholly-owned subsidiaries (together the “Company”). All intercompany accounts and transactions have been eliminated.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2018:
Allowance for Doubtful Accounts	$2,714,533	$—	$32,114	$2,746,647
Year Ended December 31, 2017:
Allowance for Doubtful Accounts	$2,917,424	$—	$(202,891)	$2,714,533
Year Ended December 31, 2016:
Allowance for Doubtful Accounts	$2,663,477	$—	$253,947	$2,917,424

The Company’s allowance for doubtful accounts primarily relates to financially distressed automotive customers. The Company continues to work with these financially distressed customers in collecting past due balances.

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
The Company’s common stocks and certain mutual funds are classified as available for sale and are stated at fair value based on quoted market prices, and as such are classified as Level 1 assets. As of December 31, 2018, the Company has sold/liquidated all of its positions in common stocks and mutual funds. The Company determines the fair value of its government securities, corporate bonds, and certain mutual funds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit have remaining maturities of less than one year and are classified as available for sale, and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.

During the year ended December 31, 2017, the Company made technology investments in certain non-consolidated third-parties for ownership interests of less than 20%. These investments do not have readily determinable fair values, and the Company has not identified any observable events that would cause adjustment of the valuation to date, and therefore these investments are held at cost at a total of $3.85 million as of December 31, 2018. These investments are classified within Long-Term Investments in the consolidated balance sheet and are not included within the tables below.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$217,025,278	$217,025,278	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	9,176,227	—	9,176,227	—
Mutual Funds	—	—	—	—
Corporate Bonds	6,967,700	—	6,967,700	—
Other	2,219,688	2,219,688	—	—
Long-Term Investments:
Corporate Bonds	60,369,930	—	60,369,930	—
Government Securities	56,483,720	—	56,483,720	—
Municipal Bonds	18,025,432	—	18,025,432	—
Total	$520,567,359	$369,544,350	$151,023,009	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$569,734,496	$569,734,496	$—	$—
Short-Term Investments:
Certificate of Deposit	130,000,000	130,000,000	—	—
Government Securities	9,011,130	—	9,011,130	—
Mutual Funds	393,581	—	393,581	—
Corporate Bonds	12,944,999	—	12,944,999	—
Other	188,344	188,344	—	—
Long-Term Investments:	—
Corporate Bonds	3,018,720	—	3,018,720	—
Common Stocks	15,703,371	15,703,371	—	—
Mutual Funds	34,681,337	34,681,337	—	—
Preferred Stock	1,178,991	1,178,991	—	—
Government Securities	—	—	—	—
Total	$776,854,969	$751,486,539	$25,368,430	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2018 and 2017:

	Unrealized
2018	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	9,186,586	—	(10,359)	9,176,227
Corporate Bonds	6,981,305	—	(13,605)	6,967,700
Other	2,219,688	—	—	2,219,688
Long-Term Investments:
Corporate Bonds	60,659,498	50,340	(339,908)	60,369,930
Common Stocks	—	—	—	—
Government Securities	56,280,552	205,553	(2,385)	56,483,720
Municipal Bonds	17,840,518	184,914	—	18,025,432
Government Securities	—	—	—	—
Total	$303,467,531	$440,807	$(366,257)	$303,542,081

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2017	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$130,000,000	$—	$—	$130,000,000
Government Securities	9,024,777	—	(13,647)	9,011,130
Mutual Funds	392,482	1,575	(476)	393,581
Corporate Bonds	12,952,229	—	(7,230)	12,944,999
Other	188,344	—	—	188,344
Long-Term Investments:
Corporate Bonds	3,022,994	—	(4,274)	3,018,720
Common Stocks	10,897,219	5,079,815	(273,663)	15,703,371
Mutual Funds	29,306,540	5,440,344	(65,547)	34,681,337
Preferred Stock	1,141,458	40,533	(3,000)	1,178,991
Total	$196,926,043	$10,562,267	$(367,837)	$207,120,473

Unrealized losses on investments as of December 31, 2018 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$365,824	$68,722,980
Greater than one year	433	3,000,000
Total	$366,257	$71,722,980

Unrealized losses on investments as of December 31, 2017 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$263,655	$31,223,557
Greater than one year	104,182	285,077
Total	$367,837	$31,508,634

ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income investments for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporary impaired in 2018 and 2017.
Fixed income securities as of December 31, 2018, have contractual maturities as follows:

Due within one year	$166,443,311
Due between one and five years	113,806,135
Due over five years	21,072,946
$301,322,392

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable accounts payable, short and long term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2018 and 2017.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or market. Inventories consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Raw materials	$139,058,541	$139,272,129
Work-in-process	35,386,615	30,481,192
Finished goods	50,836,443	47,012,262
Total Inventory	$225,281,599	$216,765,583

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $7.8 million and $6.6 million at December 31, 2018 and 2017, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $79.7 million, $77.0 million and $66.3 million in 2018, 2017 and 2016, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments, using either a qualitative approach or quantitative approach which utilizes

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we determine the fair value of the reporting unit. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting units carrying value over its fair value.

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

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2018.

Revenue Recognition
The Company’s revenue is generated from sales of its products. Revenue is recognized when obligations under the term of a contract with the customer is satisfied, generally when the product is shipped and legal title has passed to the customer. The Company does not generate sales from arrangements with multiple deliverables. Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Refer to Note 11, "Revenue", for further information.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $2.5 million, $2.6 million and $1.9 million, in 2018, 2017 and 2016, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of p

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

lant and equipment of approximately $28.9 million, $24.6 million and $22.1 million, in 2018, 2017 and 2016, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2018, 2017 and 2016. The Company does not offer extended warranties on its products.
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
Earnings Per Share
The following table reconciles the numerators and denominators used in the calculations of basic and diluted earnings per share (EPS) for each of the last three years:

	2018	2017	2016
Numerators:
Numerator for both basic and diluted EPS, net income	$437,883,097	$406,791,922	$347,591,276
Denominators:
Denominator for basic EPS, weighted-average common shares outstanding	267,794,786	285,864,997	288,433,772
Potentially dilutive shares resulting from stock option plans	2,082,563	2,361,092	2,638,544
Denominator for diluted EPS	269,877,349	288,226,089	291,072,316

For the years ended December 31, 2018, 2017 and 2016, 698,019 shares, 910,105 shares, and 1,985,849 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Other Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments, derivatives, and foreign currency translation adjustments that are further detailed in Note 9 to the Consolidated Financial Statements.

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

Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5, the Company provides compensation benefits under two stock option plans, a restricted stock plan, and an employee stock purchase plan. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
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
Recent Accounting Standards

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. The adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company has expanded its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018. These expanded disclosures are included in Note 11 to the Consolidated Financial Statements.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in net income. The amendment also updates certain presentation and disclosure requirements. The Company recorded a cumulative-effect adjustment in the first quarter of 2018 of $6,642,727 as a result of the implementation of this guidance, and as a result reclassified the net unrealized gain on available-for-sale equity securities as of January 1, 2018 from other comprehensive income to retained earnings. The adoption of ASU 2016-01 is expected to increase volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Effective October 1, 2018, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment. The standard eliminates the second step from the above described goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases with terms of greater than 12 months. The Company will adopt the standard on the required effective date of January 1, 2019. The new guidance contained in the ASU stipulates that lessees need to recognize a right-of-use asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. Treatment in the consolidated statements of income is similar to the current treatment of operating and capital leases. The new guidance is effective on a modified retrospective basis for the Company in the first quarter of its fiscal year ending December 31, 2019. The adoption of ASU 2016-02 is not expected to have a material impact on the consolidated financial statements. The Company will expand its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2019. The Company will adopt the standard using the transition option, "Comparatives under 840 option", established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). The Company expects the primary impact upon adoption of the lease standard will be the recording of a right-of-use asset and liability on the consolidated balance sheets in a range of approximately $2 million to $3 million, based on the present value of future lease payments. The Company does not believe the standard will materially affect the consolidated balance sheet, net income, liquidity or debt covenant compliance under current agreements.

(2)	DEBT AND FINANCING ARRANGEMENTS

On September 27, 2013, the Company entered into a credit agreement with certain banks and agents consisting of a revolver and term loan. During the years ended December 31, 2018 and 2017, the Company made repayments of $78.0 million and $107.6 million respectively, plus accrued interest, on the previously existing term loan, which completed the repayments on the outstanding revolver balance. The Company used cash and cash equivalents to fund the payments. As of December 31, 2018, there was no outstanding balance on the revolver or the term loan as such credit facility was paid in full and expired in 2018.

On October 15, 2018, the Company entered into a new Credit Agreement providing the Company access to a $150 million senior revolving credit facility (“Revolver”), as previously disclosed. Under the terms of the Credit Agreement, the Company is entitled, to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million swing loans and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2018, there was no outstanding balance on the Credit Agreement. The Credit Agreement expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2018, the Company was in compliance with its covenants under the Credit Agreement.

Interest expense for the years ended December 31, 2018 and 2017 are presented within the "Other, net" section of the Consolidated Statements of Income and expenses associated with the term loan and revolver were $0.8 million and $3.0 million, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) INCOME TAXES, continued

(3)	INCOME TAXES
The provision for income taxes is based on the earnings reported in the accompanying consolidated financial statements. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be applied to taxable income in years which those temporary differences are expected to be recovered or settled. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduced the current federal income tax rate to 21% from 35%. The rate reduction was effective as of January 1, 2018, and is permanent.
The Act caused the Company’s deferred income taxes to be revalued during calendar year 2017, resulting in a provisional reduction to income tax expense of $38.4 million in that period. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Adjustments to these provisional amounts that are identified within the subsequent measurement period of up to one year from the enactment date are included as an adjustment to tax expense from continuing operations in the period the amounts are determined. The Company has completed its accounting for the income tax effects of the Act and no material adjustments were recorded during calendar year 2018. The one time transition tax calculation, a separate provision of the Act, was also competed and was not material.
The foreign components of income before the provision for income taxes were not material for the year ended December 31, 2018, 2017 and 2016. The components of the provision for income taxes are as follows:

	2018	2017	2016
Currently payable:
Federal	$83,010,387	$133,166,194	$136,124,497
State	3,743,781	3,984,000	3,805,000
Foreign	1,776,837	2,440,000	540,000
Total	88,531,005	139,590,194	140,469,497
Deferred income tax (benefit) expense:
Primarily federal	(4,367,155)	(14,585,412)	22,500,000
Provision for income taxes	$84,163,850	$125,004,782	$162,969,497

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) INCOME TAXES, continued

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	0.5	0.5
Domestic production exclusion	—	(2.8)	(2.7)
Research tax credit	(0.8)	(0.8)	(0.8)
Increase (reduction) in reserve for uncertain tax provisions	0.1	0.1	(0.2)
Change in tax rate on deferred taxes	0.5	(7.2)	—
Foreign tax credit	(0.1)	(0.8)	—
Foreign derived intangible income deduction	(4.6)	—	—
Stock compensation	(1.0)	(1.0)	—
Other	0.4	0.5	0.1
Effective income tax rate	16.1%	23.5%	31.9%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
Assets:
Accruals not currently deductible	$5,111,242	$4,546,767
Stock based compensation	9,586,372	8,594,640
Other	356,039	3,679,680
Total deferred income tax assets	$15,053,653	$16,821,087
Liabilities:
Excess tax over book depreciation	(39,835,025)	(46,123,681)
Goodwill	(23,341,226)	(18,972,334)
Intangible assets	(5,089,042)	(4,172,726)
Other	(1,309,849)	(6,440,990)
Total deferred income tax liability	$(69,575,142)	$(75,709,731)
Net deferred income taxes	$(54,521,489)	$(58,888,644)

Income taxes paid in cash were approximately $86.9 million, $126.0 million and $144.1 million in 2018, 2017 and 2016, respectively.
The Company follows the provisions of the Financial Accounting Standards Codification 740 (“ASC 740”), “Income Taxes.” A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Beginning of year	$4,435,000	$3,408,000	$5,375,000
Additions based on tax positions related to the current year	1,677,000	941,000	756,000
Additions for tax positions in prior years	283,000	289,000	487,000
Reductions for tax positions in prior years	(163,000)	(63,000)	(2,949,000)
Reductions as a result of completed audit examinations	(1,554,000)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	(140,000)	(261,000)
End of year	$4,678,000	$4,435,000	$3,408,000

If recognized, unrecognized tax benefits would affect the effective tax rate.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) INCOME TAXES, continued

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $315,000 and $433,000 for interest as of December 31, 2018 and 2017, respectively. Interest recorded during 2018, 2017 and 2016 was not considered significant.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2018, 2017 and 2016 the Company’s contributions were approximately $8.2 million, $7.7 million and $6.5 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
The Company does not provide health care benefits to retired employees.

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2018, the Company had four equity incentive plans which include two stock option plans, a restricted stock plan and an employee stock purchase plan. All of the plans and any material amendments thereto have previously been approved by shareholders.

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
The Company has granted options on 12,787,960 shares (net of shares from canceled/expired options) under the plan through December 31, 2018. Under the plan, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant in the Employee Stock Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2018	2017	2016
Dividend yield (1)	2.1%	2.1%	2.2%
Expected volatility (2)	26.0%	26.7%	33.2%
Risk-free interest rate (3)	2.7%	2.0%	1.4%
Expected term of options (in years) (4)	4.2	4.2	4.7
Weighted-average grant-date fair value	$5	$4	$4

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

As of December 31, 2018, there was $8,445,267 of unrecognized compensation cost related to share-based payments which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 1.90 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2018, 2017 and 2016, and changes during the same periods are presented in the tables below.

	2018
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	11,837	$16
Granted	1,613	22
Exercised	(4,278)	15		$38,097
Forfeited	(228)	18
Outstanding at End of Year	8,944	18	2.8 Yrs	$24,881
Exercisable at End of Year	4,101	$16	1.7 Yrs	$16,162

	2017
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	14,252	$15
Granted	1,295	20
Exercised	(3,476)	13		$25,156
Forfeited	(234)	16
Outstanding at End of Year	11,837	16	2.7 Yrs	$58,202
Exercisable at End of Year	5,297	$15	2 Yrs	$32,152

	2016
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	17,692	$14
Granted	3,227	17
Exercised	(6,291)	12		$31,790
Forfeited	(376)	15
Outstanding at End of Year	14,252	15	3 Yrs	$67,763
Exercisable at End of Year	4,855	$14	2.3 Yrs	$30,021

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2018, 2017, and 2016, are presented in the table below:

	2018		2017		2016
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	6,540	$4	9,397	$4	10,835	$4
Granted	1,613	5	1,295	4	3,227	4
Vested	(3,089)	4	(3,941)	4	(4,343)	4
Forfeited	(222)	4	(211)	4	(322)	4
Nonvested Stock Options at End of Year	4,842	$4	6,540	$4	9,397	$4

Non-employee Director Stock Option Plan
In 2012, an Amended and Restated Non-employee Director Stock Option Plan, covering a total of 1,000,000 shares of common stock, was approved by shareholders replacing a prior plan. The Company has granted options on 483,940 shares (net of shares from canceled options) under the new director plan and 1,074,480 shares (net of shares from canceled options) under a prior plan through December 31, 2018. Under the shareholder approved plans, the option exercise price equals the stock's market price on date of grant. The options vest after six months, and expire after ten years.
The fair value of each option grant in the Non-employee Director Stock Option Plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2018	2017	2016
Dividend yield (1)	2.0%	2.2%	2.2%
Expected volatility (2)	23.4%	28.3%	34.1%
Risk-free interest rate (3)	3.1%	2.2%	1.9%
Expected term of options (in years) (4)	5.8	6.4	6.2
Weighted-average grant-date fair value	$5	$5	$4

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

As of December 31, 2018, there was $23,003 of unrecognized compensation cost related to share-based payments under this plan.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

A summary of the status of the Company’s Non-employee Director Stock Option Plan at December 31, 2018, 2017, and 2016, and changes during the same periods are presented in the tables and narrative below:

	2018
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	406	$15
Granted	57	24
Exercised	(101)	13
Forfeited	—	—
Outstanding at End of Year	362	16	6 Yrs	$1,582
Exercisable at End of Year	354	$16	6 Yrs	$1,582

	2017
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	381	$14
Granted	56	19
Exercised	(31)	14
Forfeited	—	—
Outstanding at End of Year	406	15	6.1 Yrs	$2,565
Exercisable at End of Year	406	$15	6.1 Yrs	$2,565

	2016
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	373	$13
Granted	56	16
Exercised	(36)	10
Forfeited	(12)	16
Outstanding at End of Year	381	14	6.4 Yrs	$2,180
Exercisable at End of Year	381	$14	6.4 Yrs	$2,180

A summary of the status of the Company’s nonvested Non-employee Director Stock Option Plan activity for the years ended December 31, 2018, 2017, and 2016, are presented in the table below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS, continued

	2018		2017		2016
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	—	$—	—	$—	—	$—
Granted	57	5	56	5	56	4
Vested	(49)	5	(56)	5	(56)	4
Forfeited	—	—	—	—	—	—
Nonvested stock options at End of Year	8	$—	—	$—	—	$—

Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at the date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2018, 2017 and 2016:

Plan	2018	2017	2016	Cumulative Shares Issued in 2018	Weighted Average Fair Value 2018
2013 Employee Stock Purchase Plan	177,846	175,479	177,781	972,843	$18.38

Restricted Stock Plan
In 2015, an amendment to the Company’s Second Restricted Stock Plan was approved by shareholders. The Plan amendment increased the maximum number of shares that may be subject to awards to 9,000,000 shares and to extend the Plan’s termination date to February 19, 2025. The purpose of this plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has 2,637,853 shares outstanding and has issued 6,376,394 shares under the plan as of December 31, 2018. During 2018, 2017, and 2016, 279,420, 228,630 and 246,660 shares, respectively, were granted with a restriction period of five years, as well as 762,749 and 628,015 share grants during 2018 and 2017, respectively, with a restriction of four years, the cliff vest after the restriction period with no additional restrictions, at market prices ranging from $20.21 to $23.14 in 2018, $18.97 to $21.33 in 2017, and $14.70 to $19.69 in 2016, and has unearned stock-based compensation of $34,824,960 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for years ended December 31, 2018, 2017 and 2016 was $8,841,985, $5,353,339, and $3,885,042 respectively.

(6)	CONTINGENCIES
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time there are matters that constitute material pending legal proceedings that will have a material adverse effect on the financial position, future results of operations, or cash flows of the Company.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING
ASC 280, Segment Reporting, requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by ASC 280 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

	2018	2017	2016
Revenue:
Automotive Products
United States	$583,672,971	$567,492,812	$554,945,912
Germany	333,002,878	351,123,204	328,208,190
Japan	209,311,790	185,261,067	154,005,299
Other Countries	665,210,657	654,250,385	602,532,841
Other	42,865,401	36,745,110	39,232,514
Total	$1,834,063,697	$1,794,872,578	$1,678,924,756
Income (Loss) from Operations:
Automotive Products	$495,471,799	$512,895,699	$497,753,966
Other	12,653,748	10,462,653	13,988,969
Total	$508,125,547	$523,358,352	$511,742,935
Assets:
Automotive Products	$1,449,910,935	$1,472,061,650	$1,457,989,335
Other	14,333,098	9,576,514	9,384,154
Corporate	621,190,035	870,415,748	842,246,344
Total	$2,085,434,068	$2,352,053,912	$2,309,619,833
Depreciation & Amortization:
Automotive Products	$97,279,052	$95,378,100	$86,567,248
Other	422,844	300,935	290,296
Corporate	4,484,918	3,891,873	1,729,886
Total	$102,186,814	$99,570,908	$88,587,430
Capital Expenditures:
Automotive Products	$84,337,455	$82,703,576	$99,811,083
Other	1,447,494	170,357	200,262
Corporate	205,621	21,166,986	20,944,269
Total	$85,990,570	$104,040,919	$120,955,614

Other includes Dimmable Aircraft Windows and Fire Protection Products. Major product line revenues included within these segments are as follows:

	2018	2017	2016
Automotive Products
Automotive Mirrors	$1,598,589,777	$1,573,222,820	$1,456,963,758
HomeLink® Modules*	192,608,519	184,904,648	182,728,485
Total Automotive Products	$1,791,198,296	$1,758,127,468	$1,639,692,243

Other Products Revenue	$42,865,401	$36,745,110	$39,232,513

Total Revenue	$1,834,063,697	$1,794,872,578	$1,678,924,756
*Excludes HomeLink® revenue integrated into automotive mirrors.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Depreciation & Amortization on corporate fixed assets are allocated to the Automotive and Other segments when reviewing operating results. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2018, 2017 and 2016, approximately 8%, 8% and 7% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2018, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	Ford Motor Company	Daimler Group
2018	13%	15%	#	10%
2017	12%	15%	10%	10%
2016	11%	14%	11%	#

# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First		Second		Third		Fourth
	2018	2017	2018	2017	2018	2017	2018	2017
Net Sales	$465,420	$453,535	$454,981	$443,139	$460,253	$438,628	$453,409	$459,570
Gross Profit	172,628	175,801	172,804	167,208	172,990	171,230	172,044	180,290
Operating Income	128,515	134,427	126,683	125,865	127,428	129,073	125,499	133,994
Net Income	111,249	97,557	109,024	88,536	111,336	90,230	106,275	130,469
Earnings Per Share (Basic)	$0.40	$0.34	$0.40	$0.31	$0.42	$0.32	$0.41	$0.46
Earnings Per Share (Diluted)	$0.40	$0.33	$0.40	$0.31	$0.42	$0.31	$0.41	$0.46

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	For the Twelve Months ended December 31,
	2018	2017	2016
Foreign currency translation adjustments:
Balance at beginning of period	$645,030	$(2,862,999)	$(44,909)
Other comprehensive loss before reclassifications	(2,319,917)	3,508,029	(2,818,090)
Net current-period change	(2,319,917)	3,508,029	(2,818,090)
Balance at end of period	(1,674,887)	645,030	(2,862,999)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	6,626,379	2,788,975	829,907
ASU 2016-01 adoption impact	(6,642,727)	—	—
Other comprehensive income before reclassifications	1,675,823	4,444,360	2,167,196
Amounts reclassified from accumulated other comprehensive income	(1,584,926)	(606,956)	(208,128)
Net current-period change	(6,551,830)	3,837,404	1,959,068
Balance at end of period	74,549	6,626,379	2,788,975
Unrealized gains (losses) on derivatives:
Balance at beginning of period	(78,026)	(1,197,281)	(1,915,834)
Other comprehensive income (loss) before reclassifications	175,308	248,042	(672,419)
Amounts reclassified from accumulated other comprehensive income	(97,282)	871,213	1,390,972
Net current-period change	78,026	1,119,255	718,553
Balance at end of period	—	(78,026)	(1,197,281)

Accumulated other comprehensive income (loss), end of period	$(1,600,338)	$7,193,383	$(1,271,305)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2018, 2017 and 2016.

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2018	2017	2016
Unrealized gains and (losses) on available-for-sale securities
Realized gain on sale of securities	$2,006,235	$933,778	$320,197	Other, net
Provision for income taxes	(421,309)	(326,822)	(112,069)	Provision for Income Taxes
Total reclassifications for the period	$1,584,926	$606,956	$208,128	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$123,142	$(1,340,329)	$(2,139,958)	Other, net
Provision for income taxes	(25,860)	469,116	748,986	Provision for Income Taxes
	$97,282	$(871,213)	$(1,390,972)	Net of tax

Total reclassifications for the period	$1,682,208	$(264,257)	$(1,182,844)	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of $307.4 million related to the HomeLink® acquisition, which occurred in September 2013. The carrying value of Goodwill as of both December 31, 2018 and December 31, 2017 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2017	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2018	$307,365,845

The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has not recognized any impairment of goodwill in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such matters were noted in 2018.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2018 and December 31, 2017.

As of December 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(78,750,000)	$101,250,000	12 years
Existing Customer Platforms	43,000,000	(22,575,000)	$20,425,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(101,325,000)	269,675,000

As of December 31, 2017:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(63,750,000)	$116,250,000	12 years
Existing Customer Platforms	43,000,000	(18,275,000)	$24,725,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(82,025,000)	288,975,000

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated amortization on patents and intangible assets was approximately $122.3 million and $101.0 million at December 31, 2018 and 2017, respectively. Amortization expense on patents and other intangible assets was approximately $22.5 million, $22.5 million, and $22.3 million in calendar years 2018, 2017 and 2016, respectively. At December 31, 2018, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2019, 2020, and 2021 to be approximately $22 million annually, approximately $21 million for 2022, and approximately $19 million for the year ended December 31, 2023.

(11)     REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the twelve month periods ended December 31, 2018 and 2017:

	For the Twelve Months ended December 31,
Revenue	2018	2017
Automotive Products
U.S.	$583,672,971	$567,492,812
Germany	333,002,878	351,123,204
Japan	209,311,790	185,261,067
Other	665,210,657	654,250,385
Total Automotive Products	$1,791,198,296	$1,758,127,468
Other Products (U.S.)	42,865,401	36,745,110
Total Revenue	$1,834,063,697	$1,794,872,578

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s Automotive and Other revenue by major source for the twelve month periods ended December 31, 2018 and 2017:

	For the Twelve Months Ended December 31,
Revenue	2018	2017
Automotive Segment
Automotive Mirrors & Electronics	$1,598,589,777	$1,573,222,820
HomeLink Modules*	192,608,519	184,904,648
Total Automotive Products	$1,791,198,296	$1,758,127,468

Other Segment
Fire Protection Products	$22,109,784	$18,790,474
Windows Products	20,755,617	17,954,636
Total Other	$42,865,401	$36,745,110

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Such recognition generally occurs with the transfer of control of the products at a point in time. The Company's automotive OEM contracts generally include Long Term Supply Agreements ("LTSA") and Purchase Orders ("PO") whereby the LTSA sometimes stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer in conjunction with other mutually agreed upon terms and conditions.

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

For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. The Company generally receives payment equal to the price that applies at the time of invoice for most automotive product sales. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. Payment terms on automotive part sales to customers range from 15 days to 90 days. Estimated revenue is adjusted at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.

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

*10.19	Gentex Corporation Amended and Restated Annual Incentive Performance-Based Bonus Plan (as amended on February 15, 2018) filed as an exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.20	Retirement from Service Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.21	Employment Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.22	Stock Redemption Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.23	Gentex Corporation 2019 Omnibus Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.24	Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.25	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2019.

*10.26	Specimen form of Restricted Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22,2019.

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

 *Indicates a compensatory plan or arrangement.