Form 10-Q
period 2019-03-31
GENTEX CORP
filed 2019-05-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.06 per share	GNTX	NASDAQ Global Select Market
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 24, 2019
Common Stock, $.06 Par Value	255,581,668

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2019
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$221,688,575	$217,025,278
Short-term investments	180,313,222	169,412,999
Accounts receivable, net	244,266,296	213,537,799
Inventories	225,303,042	225,281,599
Prepaid expenses and other	14,824,876	25,672,579
Total current assets	886,396,011	850,930,254

PLANT AND EQUIPMENT—NET	492,613,112	498,473,766

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	126,528,508	137,979,082
Intangible assets, net	264,850,000	269,675,000
Patents and other assets, net	22,612,152	21,010,121
Total other assets	721,356,505	736,030,048
Total assets	$2,100,365,628	$2,085,434,068

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$90,117,496	$92,810,316
Accrued liabilities	94,376,376	76,350,603
Total current liabilities	184,493,872	169,160,919

OTHER NON-CURRENT LIABILITIES	5,509,373	—

DEFERRED INCOME TAXES	53,287,636	54,521,489

Total liabilities	243,290,881	223,682,408

SHAREHOLDERS’ INVESTMENT
Common stock	15,335,060	15,559,717
Additional paid-in capital	748,641,461	745,324,144
Retained earnings	1,093,373,960	1,102,468,137
Accumulated other comprehensive (loss) income	(275,734)	(1,600,338)
Total shareholders’ investment	1,857,074,747	1,861,751,660
Total liabilities and shareholders’ investment	$2,100,365,628	$2,085,434,068

Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three months ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
NET SALES	$468,588,997	$465,420,105

COST OF GOODS SOLD	298,944,494	292,791,704
Gross profit	169,644,503	172,628,401

OPERATING EXPENSES:
Engineering, research and development	28,089,181	26,049,258
Selling, general & administrative	19,958,991	18,063,810
Total operating expenses	48,048,172	44,113,068

Income from operations	121,596,331	128,515,333

OTHER INCOME (LOSS)
Investment income	3,262,741	2,037,605
Other income (loss), net	49,469	1,206,993
Total Other Income	3,312,210	3,244,598

INCOME BEFORE PROVISION FOR INCOME TAXES	124,908,541	131,759,931

PROVISION FOR INCOME TAXES	20,628,130	20,511,188

NET INCOME	$104,280,411	$111,248,743

EARNINGS PER SHARE:
Basic	$0.40	$0.40
Diluted	$0.40	$0.40

Cash Dividends Declared per Share	$0.115	$0.110

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three months ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018
Net Income	$104,280,411	$111,248,743

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	298,999	1,626,178
Unrealized gains on derivatives	—	67,047
Unrealized gains (losses) on debt securities, net	1,298,236	(21,280)

Other comprehensive income, before tax	1,597,235	1,671,945

Expense for income taxes related to components of other comprehensive income	272,631	9,611

Other comprehensive income, net of tax	1,324,604	1,662,334

Comprehensive Income	$105,605,015	$112,911,077

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three months ended March 31, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2018	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock and the tax benefit of stock plan transactions	2,904,555	174,274	36,092,773	—	—	36,267,047
Repurchases of common stock	(9,331,499)	(559,890)	(21,089,188)	(180,923,300)	—	(202,572,378)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	3,977,471	—	—	3,977,471
Impact of ASU 2016-01 Adoption				6,642,727	(6,642,727)	—
Dividends declared ($.110 per share)	—	—	—	(30,123,981)	—	(30,123,981)
Net income	—	—	—	111,248,743	—	111,248,743
Other comprehensive income	—	—	—	—	1,662,333	1,662,333
BALANCE AS OF MARCH 31, 2018	273,854,377	$16,431,263	$742,491,728	$1,208,841,516	$2,212,989	$1,969,977,496

BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock and the tax benefit of stock plan transactions	980,670	58,840	10,455,714	—	—	10,514,554
Repurchases of common stock	(4,724,938)	(283,497)	(12,001,344)	(83,982,388)	—	(96,267,229)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	4,862,947	—	—	4,862,947
Dividends declared ($.115 per share)	—	—	—	(29,392,200)	—	(29,392,200)
Net income	—	—	—	104,280,411	—	104,280,411
Other comprehensive income	—	—	—	—	1,324,604	1,324,604
BALANCE AS OF March 31, 2019	255,584,345	$15,335,060	$748,641,461	$1,093,373,960	$(275,734)	$1,857,074,747

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three months ended March 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,280,411	$111,248,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,098,804	28,046,434
(Gain) on disposal of assets	(43,338)	(4,374)
Loss on disposal of assets	122,296	8,677
(Gain) on sale of investments	(88,576)	(1,245,075)
Loss on sale of investments	—	529,484
Deferred income taxes	(1,233,853)	(2,746,797)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	4,862,947	3,977,471
Change in operating assets and liabilities:
Accounts receivable, net	(30,728,497)	(15,305,451)
Inventories	(21,443)	9,532,631
Prepaid expenses and other	10,847,705	2,872,873
Accounts payable	(2,692,820)	(12,590,570)
Accrued liabilities, excluding dividends declared and short-term debt	20,436,582	23,125,002
Net cash provided by operating activities	133,840,218	147,449,048

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	17,139,689	53,822,052
Maturities and calls	3,000,000	3,000,000
Purchases	(18,475,158)	(1,213,405)
Plant and equipment additions	(16,844,301)	(26,247,890)
Proceeds from sale of plant and equipment	117,455	67,400
Decrease in other assets	164,215	45,322
Net cash (used for) provided by investing activities	(14,898,100)	29,473,479

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of debt	—	(28,000,000)
Issuance of common stock from stock plan transactions	10,514,554	36,267,047
Cash dividends paid	(28,526,146)	(28,028,132)
Repurchases of common stock	(96,267,229)	(202,572,378)
Net cash (used for) financing activities	(114,278,821)	(222,333,463)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,663,297	(45,410,936)

CASH AND CASH EQUIVALENTS, beginning of period	217,025,278	569,734,496

CASH AND CASH EQUIVALENTS, end of period	$221,688,575	$524,323,560

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2018 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the interim periods presented.

(2) Adoption of New Accounting Pronouncements

New Accounting Pronouncements Adopted in Fiscal Year 2019

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, which provides guidance for lease accounting. The new guidance contained in the ASU stipulates that lessees will need to recognize a right-of-use ("ROU") asset and a lease liability for substantially all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. Treatment in the consolidated statements of income will be similar to the historical treatment of operating and capital leases. The adoption of this standard did not have a material impact on the Company's consolidated balance sheet or consolidated income statement. Disclosures are now required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company will be required to adopt ASU 2016-13 as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of December 31, 2018 and March 31, 2019 was $307.4 million.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

industry, market and macroeconomic conditions. No such events or circumstances in the most recently completed quarter indicated the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of March 31, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,767,886	$(21,456,037)	$15,311,849	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(82,500,000)	97,500,000	12 years
Existing Customer Platforms	43,000,000	(23,650,000)	19,350,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(106,150,000)	$264,850,000

Total Patents & Other Intangible Assets	$407,767,886	$(127,606,037)	$280,161,849

As of December 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,737,434	$(21,014,168)	$15,723,266	various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(78,750,000)	101,250,000	12 years
Existing Customer Platforms	43,000,000	(22,575,000)	20,425,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(101,325,000)	$269,675,000

Total Patents & Other Intangible Assets	$407,737,434	$(122,339,168)	$285,398,266

Amortization expense on patents and intangible assets was approximately $5.6 million during the three ended March 31, 2019, compared to approximately $5.7 million for the same period ended March 31, 2018, .

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2019, 2020, and 2021 to be approximately $22 million annually, approximately $21 million for 2022, and approximately $19 million for the year ended December 31, 2023.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measurement on earnings. The cost of securities sold is based on the specific identification method.
The Company determines the fair value of its government securities, municipal bonds, and corporate bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit have remaining maturities of less than one year and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.

The Company will also periodically make technology investments in certain non-consolidated third-parties for ownership interests of less than 20%.  These investments do not have readily determinable fair values, and the Company has not identified any observable events that would cause adjustment of the valuation to date, and therefore these investments were held at cost at a total of $4.1 million and $3.85 million as of March 31, 2019 and December 31, 2018, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2019 and December 31, 2018:
As of March 31, 2019

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$221,688,575	$221,688,575	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	21,109,868	—	21,109,868	—
Corporate Bonds	5,982,688	—	5,982,688	—
Other	2,921,282	2,921,282	—	—
Long-Term Investments:
Corporate Bonds	66,610,295	—	66,610,295	—
Municipal Bonds	21,283,707	—	21,283,707	—
Government Securities	34,534,506	—	34,534,506	—
Total	$524,430,305	$374,909,241	$149,521,064	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$217,025,278	$217,025,278	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	9,176,227	—	9,176,227	—
Corporate Bonds	6,967,700	—	6,967,700	—
Other	2,219,688	2,219,688	—	—
Long-Term Investments:
Corporate Bonds	60,369,930	—	60,369,930	—
Municipal Bonds	18,025,432	—	18,025,432	—
Government Securities	56,483,720	—	56,483,720	—
Total	$520,567,359	$369,544,350	$151,023,009	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2019 and December 31, 2018:

As of March 31, 2019

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	21,101,631	9,901	(1,664)	21,109,868
Corporate Bonds	5,979,056	4,095	(463)	5,982,688
Other	2,921,282	—	—	2,921,282
Long-Term Investments:
Corporate Bonds	66,172,642	504,809	(67,156)	66,610,295
Municipal Bonds	20,851,133	432,574	—	21,283,707
Government Securities	34,316,447	218,059	$—	34,534,506
Total	$301,641,575	$1,169,438	$(69,283)	$302,741,730

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	9,186,586	—	(10,359)	9,176,227
Corporate Bonds	6,981,305	—	(13,605)	6,967,700
Other	2,219,688	—	—	2,219,688
Long-Term Investments:
Corporate Bonds	60,659,498	50,340	(339,908)	60,369,930
Municipal Bonds	17,840,518	184,914	—	18,025,432
Government Securities	56,280,552	205,553	(2,385)	56,483,720
Total	$303,467,531	$440,807	$(366,257)	$303,542,081

Unrealized losses on investments as of March 31, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$69,283	$20,786,455
Greater than one year	—	—
Total	$69,283	$20,786,455

Unrealized losses on investments as of December 31, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$365,824	$68,722,980
Greater than one year	433	3,000,000
Total	$366,257	$71,722,980

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
Fixed income securities as of March 31, 2019 have contractual maturities as follows:

Due within one year	$177,391,940
Due between one and five years	111,377,100
Due over five years	11,051,408
$299,820,448

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2019	December 31, 2018
Raw materials	$143,533,414	$139,058,541
Work-in-process	35,811,334	35,386,615
Finished goods	45,958,294	50,836,443
Total Inventory	$225,303,042	$225,281,599

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) Earnings Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities under ASC Topic 260, Earnings Per Share. The Company allocates earnings to participating securities and computes earnings per share using the two-class method. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2019 and March 31, 2018, respectively:

	Three months ended March 31,
	2019	2018
Basic Earnings Per Share
Net Income	$104,280,411	$111,248,743
Less: Allocated to participating securities	1,081,933	833,316
Net Income available to common shareholders	$103,198,478	$110,415,427

Basic weighted average shares outstanding	257,822,836	274,759,516
Net Income per share - Basic	$0.40	$0.40

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$103,198,478	$110,415,427
Reallocation of undistributed earnings	3,813	6,011
Net Income per share - Diluted	$103,202,291	$110,421,438

Number of shares used in basic computation	257,822,836	274,759,516
Additional dilutive common stock equivalents	1,282,396	2,749,912
Diluted weighted average shares outstanding	259,105,232	277,509,428

Net income per share - Diluted	$0.40	$0.40

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,799,477	156,467

(7) Stock-Based Compensation Plans
As of March 31, 2019, the Company had four equity incentive plans, which include two stock option plans, a restricted stock plan and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
In February 2019, the Company's Compensation Committee and Board of Directors approved the Gentex Corporation 2019 Omnibus Incentive Plan or 2019 Omnibus Plan, subject to shareholder approval. The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) nonemployee directors of the Company or its subsidiaries, which awards may be stock options, both incentive stock options and non-qualified stock options, appreciation rights, restricted stock, restricted stock units, performance shares awards and performance units, and other awards that are stock-based, cash-based or a combination of

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

both. The 2019 Omnibus Plan is intended to replace the Company's shareholder approved Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), upon shareholder approval, though first quarter 2019 grants to non-officer employees were made under the Prior Plans since the 2019 Omnibus Plan has not yet been approved by Shareholders. Any existing awards previously granted under the Prior Plans, including those made to non-officers in the first quarter of 2019, will continue to remain outstanding in accordance with their terms and be governed thereby. If, however, the 2019 Omnibus Plan is approved by the shareholders, all future awards thereafter will be made under the 2019 Omnibus Plan, including those made to officers in the first quarter of 2019. If the 2019 Omnibus Plan is not approved by shareholders, it will not be adopted and the Company will continue to operate under the Prior Plans until their expiration.
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2018, for additional information related to the Prior Plans.
The Company recognized compensation expense for share-based payments of $4,786,794 for the three months ended March 31, 2019, and $3,901,316 for the three months ended March 31, 2018. Compensation cost for share based payment awards capitalized as part of inventory as of March 31, 2019 and March 31, 2018 was $295,973 and $258,651, respectively.
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
The fair value of each option grant in the employee stock option plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three months ended March 31,
	2019	2018
Dividend Yield (1)	2.03%	2.02%
Expected volatility (2)	23.56%	23.26%
Risk-free interest rate (3)	2.23%	2.56%
Expected term of options (years) (4)	4.19	4.19
Weighted-avg. grant date fair value	$3.69	$4.18
1.Represents the Company’s estimated cash dividend yield over the expected term of option grant.
2.Amount is determined based on analysis of historical price volatility of the Company’s common stock. The expected volatility is based on the daily percentage change in the price of the stock over a period equal to the expected term of the option grant.
3.Represents the U.S. Treasury yield over the expected term of the option grant.
4.Represents the period of time that options granted are expected to be outstanding. Based on analysis of historical option exercise activity, the Company has determined that all employee groups exhibit similar exercise and post-vesting termination behavior.

Under the employee stock option plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of March 31, 2019, there was $7,650,472 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over the remaining vesting periods.

Non-employee Director Stock Option Plan

The Company has a non-employee director stock option plan covering 1,000,000 shares of common stock. As of March 31, 2019, there was $4,302 of unrecognized compensation cost under the non-employee director plan related to share-based payments. The Company has granted options on 483,940 shares under the non-employee director plan through March 31, 2019. Under the non-employee director plan, the option

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

exercise price equals the stock’s market price on the date of grant. The options vest after six months, and expire after ten years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of March 31, 2019, the Company has granted 1,026,404 shares under this plan.

Restricted Stock Plan

The Company has a restricted stock plan covering 9,000,000 shares of common stock. The purpose of the restricted stock plan is to permit grants of shares, subject to restrictions, to employees of the Company as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Shares awarded under the restricted stock plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of the plan. As of March 31, 2019, the Company had unearned stock-based compensation of $36,944,099 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2019 was $2,723,579, and for the three months ended March 31, 2018 was $1,643,060.

2019 Omnibus Incentive Plan

The Omnibus Incentive Plan will cover 45,000,000 shares of common stock, if approved by the shareholders (thereby replacing the Prior Plans). The purpose of the 2019 Omnibus Incentive Plan is to attract and retain directors, officers, and other employees of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance.

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

	Three months ended March 31,
	2019	2018
Foreign currency translation adjustments:
Balance at beginning of period	$(1,674,887)	$645,030
Other Comprehensive income before reclassifications	298,999	1,626,178
Net current-period change	298,999	1,626,178
Balance at end of period	(1,375,888)	2,271,208
Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	74,549	(16,349)
Other Comprehensive income before reclassifications	1,095,581	548,506
Amounts reclassified from accumulated other comprehensive income	(69,976)	(565,317)
Net current-period change	1,025,605	(16,811)
Balance at end of period	1,100,154	(33,160)
Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	(78,026)
Other comprehensive income before reclassifications	—	43,173
Amounts reclassified from accumulated other comprehensive income	—	9,794
Net current-period change	—	52,967
Balance at end of period	—	(25,059)

Accumulated other comprehensive (loss) income, end of period	$(275,734)	$2,212,989

The following table presents details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.

Details about Accumulated Other Comprehensive Income Components	Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2019	2018
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$88,576	$715,591	Other income (loss), net
Provision for income taxes	(18,600)	(150,274)	Provision for income taxes
	$69,976	$565,317	Net of tax

Unrealized losses on derivatives
Realized loss on interest rate swap	$—	$(12,398)	Other income (loss), net
Provision for income taxes	—	2,604	Provision for income taxes
	$—	$(9,794)	Net of tax

Total net reclassifications for the period	$69,976	$555,523	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) Debt and Financing Arrangements

On October 15, 2018, as previously disclosed, the Company entered into a new Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this new Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of March 31, 2019, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2019, the Company was in compliance with its covenants under the Credit Agreement.

During the three months ended March 31, 2018, under a previous credit facility, interest expense was $0.5 million, which was netted with the "Other, net" section of the Unaudited Consolidated Statements of Income.

(10) Equity

The decrease in common stock during the three months ended March 31, 2019, was primarily due to the repurchases of 4.7 million shares, partially offset by the issuance of 1.0 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 3.7 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2019. As such, the Company recorded a cash dividend of $0.115 during the first quarter of 2019 as compared to a cash dividend of $0.110 per share during the first quarter of 2018. The first quarter 2019 dividend of $29.4 million was declared on March 8, 2019, and was paid on April 24, 2019.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Automotive Products	$455,798,643	$454,965,374
Other	12,790,354	10,454,731
Total	$468,588,997	$465,420,105
Income from operations:
Automotive Products	$116,952,700	$124,962,159
Other	4,643,631	3,553,174
Total	$121,596,331	$128,515,333

(13) Income Taxes
The effective tax rate was 16.5% in the three months ended March 31, 2019 compared to 15.6% for the same period in 2018. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction.  The increase in the effective tax rate for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to a decrease in discrete tax benefits related to stock-based compensation in the current year.

(14) Revenue

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the three month period ended March 31, 2019 and 2018:

Revenue	Three Months Ended March 31, 2019	Three Months Ended March 31,2018
Automotive Products
U.S.	$141,383,064	$140,312,987
Germany	78,449,927	91,793,541
Japan	56,333,694	49,832,997
Mexico	44,410,388	23,098,810
Other	135,221,570	149,927,039
Total Automotive Products	$455,798,643	$454,965,374
Other Products (U.S.)	12,790,354	10,454,731
Total Revenue	$468,588,997	$465,420,105

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the three month period ended March 31, 2019 and 2018:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Automotive Segment
Automotive Mirrors & Electronics	$408,971,666	$404,241,628
HomeLink Modules*	46,826,977	50,723,746
Total Automotive Products	$455,798,643	$454,965,374

Other Segment
Fire Protection Products	5,852,232	5,279,658
Windows Products	6,938,122	5,175,073
Total Other	$12,790,354	$10,454,731

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors

(15) Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment. Our leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of March 31, 2019 was 2 years, with a weighted average discount rate of 3.2%.

Future minimum lease payments for operating leases as of March 31, 2019 were as follows:

Year ending December 31,

2019 (excluding the three months ended March 31, 2019)	$1,154,357
2020	558,695
2021	181,979
2022	53,786
2023	13,687
Thereafter	15,982
Total future minimum lease payments	1,978,486
Less imputed interest	(29,772)
Total	$1,948,714

Reported as of March 31, 2019

Accrued Liabilities	$1,305,696
Other Non-Current Liabilities	643,018
Total	$1,948,714

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

FIRST QUARTER 2019 VERSUS FIRST QUARTER 2018
Net Sales. Net sales for the first quarter of 2019 increased by $3.2 million or 1% when compared with the first quarter of 2018.
Automotive net sales for the first quarter of 2019 increased 0.2% to $455.8 million, compared with automotive net sales of $455.0 million in the first quarter of 2018, driven primarily by a 1% quarter over quarter increase in automotive mirror unit shipments.  The 1% increase in automotive mirror unit shipments in the first quarter of 2019 to 10.7 million units compared with the first quarter of 2018, was primarily due to an increase of 50% for North American mirror unit shipments of the Company's exterior auto-dimming mirrors on a quarter over quarter basis, as opposed to international mirror unit shipments, which were down 3% on a quarter over quarter basis.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2019, and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018	% Change
North American Interior Mirrors	2,227	2,326	(4)%
North American Exterior Mirrors	1,229	818	50%
Total North American Mirror Units	3,455	3,143	10%

International Interior Mirrors	5,256	5,319	(1)%
International Exterior Mirrors	1,971	2,114	(7)%
Total International Mirror Units	7,227	7,433	(3)%

Total Interior Mirrors	7,483	7,644	(2)%
Total Exterior Mirrors	3,199	2,932	9%
Total Auto-Dimming Mirror Units	10,682	10,576	1%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.8 million in the first quarter of 2019, an increase of 22%, compared to $10.5 million in the first quarter of 2018. This increase is in large part attributable to a 34% quarter over quarter improvement in variable dimmable aircraft windows sales, which increased from $5.2 million in the first quarter of 2018 to $6.9 million in the first quarter of 2019. Fire protection sales increased by 11% in the first quarter of 2019 to $5.9 million, compared to $5.2 million in the first quarter of 2018.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 63.8% in the first quarter of 2019 versus 62.9% in the first quarter of 2018. The quarter over quarter net decrease in the gross profit margin was primarily the result of annual customer price reductions, tariffs enacted in the second half of calendar year 2018, and the inability to leverage fixed overhead costs. This decrease was partially offset by improvements in product mix related to certain advance feature products as well as purchasing cost reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 100 - 150 basis points and the inability to leverage fixed overhead and the above-referenced enacted tariffs each had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions and product mix improvements independently had a positive impact of approximately 50 -100 basis points on a quarter over quarter basis.

Operating Expenses. Engineering, research and development expenses ("E, R & D") for the first quarter of 2019 increased by 8% or $2.0 million when compared with the first quarter of 2018, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative ("S, G & A") expenses increased by 10% or $1.9 million for the first quarter of 2019 compared to the first quarter of 2018. S, G & A expenses, notwithstanding the quarter over quarter increase, were at approximately 4% of net sales in the first quarter of 2019 and in the first quarter of 2018. S, G, & A expenses increased on a dollar basis primarily due to increased staffing levels and benefits.

Total operating expenses were $48.0 million in the first quarter of 2019, which increased by 9% or $3.9 million, from $44.1 million in the first quarter of 2018.
Total Other Income. Total other income for the first quarter of 2019 increased by $0.1 million when compared with the first quarter of 2018, primarily due to decreased interest expense on a quarter over quarter basis.
Provision for Income Taxes. The effective tax rate was 16.5% in the first quarter of 2019 compared to 15.6% for same quarter of 2018. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction. The increase in the effective tax rate for the first quarter of 2019 compared to the same period of 2018 was primarily due to a decrease in discrete tax benefits related to equity compensation in the current year.
Net Income. Net income for the first quarter of 2019 decreased by $7.0 million or 6% when compared with the first quarter of 2018, primarily due to the increased operating expenses and the increased tax rate on a quarter over quarter basis.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2019 were $221.7 million, which increased approximately $4.7 million compared to $217.0 million as of December 31, 2018. The increase was primarily due to positive cash flows from operations, which was partially offset by share repurchases, dividend payments and capital expenditures during the three months ended March 31, 2019.
Short-term investments as of March 31, 2019 were $180.3 million, up from $169.4 million as of December 31, 2018. Long-term investments were $126.5 million as of March 31, 2019, compared to $138.0 million as of December 31, 2018, as a result of changes in investment portfolio mix.
Accounts receivable as of March 31, 2019 increased approximately $30.7 million compared to December 31, 2018, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of March 31, 2019 remained level at $225.3 million when compared to December 31, 2018.
Accounts payable as of March 31, 2019 decreased approximately $2.7 million when compared to December 31, 2018.
Accrued liabilities as of March 31, 2019 increased approximately $18.0 million compared to December 31, 2018, primarily due to an increase in accrued salaries and wages and tax liabilities due to timing of certain wage and tax payments.
Cash flow from operating activities for the three months ended March 31, 2019 decreased $13.6 million to $133.8 million, compared with $147.4 million during the same three month period last year, primarily due to the decrease in net income and changes in working capital.
Capital expenditures for the three months ended March 31, 2019 were approximately $16.8 million, compared with approximately $26.2 million for the same three month period last year.

The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 33 - 36 million interior mirror units annually and approximately 14 - 17 million exterior mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	March 31, 2019	December 31, 2018
Working Capital	$701,902,139	$681,769,335
Long Term Investments	126,528,508	137,979,082
Total	$828,430,647	$819,748,417

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. The Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2019, the Company repurchased 4,724,938 shares. The Company has 29,116,319 shares remaining under the plan as of March 31, 2019, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's overall unit growth during the first quarter of 2019 out-paced word-wide light vehicle production growth by approximately eight percent (8%) in large part due to the many different product launches that have been executed in 2018 and year to date in 2019. The Company's unit and revenue growth continue to be driven by the Company's electrochromic technology,  the success of the Full Display Mirror®, as well as other electronic features, such as the Integrated Toll Module and HomeLink®.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on a net new 11 vehicle models during the first quarter of 2019, which represents a 10% increase over the launch rate of the first quarter of 2018. During the first quarter of 2019, over 70% percent of the net nameplate launches contained advanced features. The launches were led by increased launch levels in HomeLink® and Full Display Mirror®.

PRODUCT UPDATE

The Full Display Mirror® began production in the fourth quarter of 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, internally or externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a mirror, which meets long-standing safety requirements in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks.

As of the first quarter of 2019, the Company is shipping production Full Display Mirrors® to five OEMs, which are General Motors, Subaru, Toyota, Nissan, and Jaguar Land Rover. The launches for Jaguar Land Rover are the first launches with a European based OEM and include product shipments that will be used for global applications on these vehicles.  In the first quarter of 2019, the Company secured its ninth OEM customer for Full Display Mirror®. The Company continues to see interest from other automotive OEMs and is negotiating with other OEMs on an on-going basis. The Company remains confident that on-going discussions with certain other OEMs, in the future, may cause such OEM's to consider adding the Full Display Mirror® into their product roadmap for future vehicles.

In 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. As of January 2017, CMS are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company is currently in production with a rear vision camera system that streams rear video to a rearview-mirror-integrated display using the Company's Full Display Mirror®. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink ConnectTM which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the HomeLink ConnectTM, a HomeLink® button press communicates with the HomeLink ConnectTM app on the user’s smartphone via Bluetooth Low Energy. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. Initial production deliveries to that customer started during the fourth quarter of calendar year 2018. In 2018, the Company officially signed agreements, in the ordinary course of business, with two additional OEMs to launch the ITM® product. Both of these OEM launches are targeted to begin production shipments in the 2020 or 2021 time periods.

In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® ("FDM"®) in North America. As noted, the Company has also displayed a new three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink ConnectTM . The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure known as HomeLink ConnectTM. As discussed above, HomeLink ConnectTM is the home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink ConnectTM compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings.

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

The European New Car Assessment Program ("Euro NCAP") provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles could potentially replace the Company's SmartBeam® application on these vehicles.

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

On October 12, 2018, NHTSA published a Notice of Proposed Rulemaking ("NPRM") for amendments to Federal Motor Vehicle Safety Standard ("FMVSS") No. 108: Lamps, reflective devices, and associated equipment, and initiated a comment period. The NPRM proposes amendments that would permit the certification of adaptive driving beam headlighting systems, if the manufacturer chooses to equip vehicles with these systems. NHTSA proposes to establish appropriate performance requirements to ensure the safe introduction of adaptive driving beam headlighting systems if equipped on newly manufactured vehicles. The Company believes that its dynamic SmartBeam® lighting control system (dynamic forward lighting or DFL), which has been sold in markets outside of North America for several years, will meet the requirements of the new FMVSS 108 standards, if amended. The Company's SmartBeam® application has and will continue to be affected by increased competition by suppliers of multi-function driver assist camera products, which are able to achieve some of the same functionality as SmartBeam® but at a lower cost, due to other suppliers leveraging similar hardware costs, but offering products with multiple software features.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices and other electronic features that it offers in vehicles and the aerospace industry. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company’s forecasts for light vehicle production for the second quarter and full year of 2019 are based on IHS Markit's mid-April 2019 forecasts for light vehicle production in North America, Europe, China, and Japan and Korea. Using the mid-April 2019 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2019.

Light Vehicle Production (per IHS Markit Automotive mid-April light vehicle production forecast)
(in Millions)
Region	2Q 2019	2Q 2018	% Change	Calendar Year 2019	Calendar Year 2018	% Change
North America	4.31	4.36	(1)%	16.68	17.06	(2)%
Europe	5.59	6.01	(7)%	21.49	22.22	(3)%
Japan and Korea	3.17	3.23	(2)%	13.11	13.26	(1)%
China	6.52	6.74	(3)%	26.88	26.85	—%
Total Light Vehicle Production	19.59	20.34	(4)%	78.16	79.39	(2)%

Based on the aforementioned light vehicle product forecasts, as well as the estimated option rates for its products on prospective vehicle models and anticipated product mix, the Company continues to estimate that top line revenue for calendar year 2019 will be between $1.83 and $1.93 billion.
The Company continues to see order rates and booked business that allow for these estimates despite period-over-period year declines in light vehicle production in its primary markets. Nevertheless, ongoing uncertainties remain including: light vehicle production levels; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on actual results for the first three months of 2019, currently forecasted revenues for the remainder of 2019, anticipated product mix and anticipated tariff costs, the Company continues to estimate that the gross profit margin will be between 36% and 37% for calendar year 2019.

The Company also continues to estimate that its operating expenses, which include E, R & D expenses and S, G & A expenses, are expected to be approximately $195 - $200 million for calendar year 2019, primarily due to staffing costs, professional fees and travel expenses, which continue to support growth and the development of new business and technology advances.

In light of on-going demand for the Company's auto-dimming mirrors and electronics, and based on actual spending levels through the first three months of 2019, the Company continues to anticipate that 2019 capital expenditures will be approximately $90 - $100 million, the majority of which will be equipment purchases. Capital expenditures in the calendar year 2019 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The actual results for the first three months of 2019, and expected projects in the second quarter, have not changed the Company's estimates that depreciation and amortization expense for calendar year 2019 will be approximately $105 - $115 million.
The Company also continues to estimate its effective annual tax rate for calendar year 2019 to be in the range of 16.0% to 18.0%.
In accordance with the previously announced share repurchase plan, the Company intends to continue to repurchase additional shares of its common stock in 2019 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate, commensurate with its previously announced capital allocation strategy.
Finally, based on available light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced revenue estimates for calendar year 2020, which continues to be estimated to be over and above the foregoing 2019 revenue estimates in the range of 3% to 8%.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2019, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth in Item 2.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Includes content supplied by IHS Markit Light Vehicle Production Forecast (April 16, 2019) (http://www.gentex.com/ forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2018, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. The Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2019, the Company repurchased 4,724,938 shares. The Company has 29,116,319 shares remaining under the plan as of March 31, 2019.

The following is a summary of share repurchase activity during the three months ended March 31, 2019:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2019	75,001	21.42	75,001	33,766,256
February 2019	2,499,850	20.24	2,499,850	31,266,406
March 2019	2,150,087	20.49	2,150,087	29,116,319
1st Quarter 2019 Total	4,724,938	20.37	4,724,938

2019 Total	4,724,938	20.37	4,724,938	29,116,319

As of March 31, 2019 the Company has repurchased 117,883,409 shares at a total cost of $1,638,429,401 under its share repurchase plan or otherwise.

Item 5. Other Information.

On May 1, 2019, the Company entered into the Gentex Corporation Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). The Company previously announced in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that the Board of Directors authorized the Company to enter into a non-qualified deferred compensation plan to provide a vehicle for key employees and officers to defer compensation on a tax-favored basis (the terms of which were not finalized at that time).

The Deferred Compensation Plan is intended to enhance retirement savings among a select group of management or highly compensated employees who contribute significantly to the success of the Company. It is also intended to constitute an unfunded non-qualified deferred compensation plan described in Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Only select management and highly compensated employees, including executive officers, are eligible to participate. The Deferred Compensation Plan will be administered by a committee who shall approve designation of any participants and may also remove participants. Participants may elect, on a pre-tax basis, to defer receipt of compensation by making an election in accordance with the terms of the Deferred

Compensation Plan. Participants are immediately vested in their own deferrals and related earnings. The Company may, but is not required, to match participant deferrals. Participants are generally vested in any such matching contributions 50% after two years but before three years of service and 100% after three years of service.

A participant's vested credit balance under the Deferred Compensation Plan will generally be paid on the earliest to occur of: a separation from service; a fixed date or event; a change of control; or a plan termination. A participant can elect whether to receive his or her vested credit balance in a lump sum on the relevant payment date or in installments thereafter.

Under the Deferred Compensation Plan, the Company shall establish and maintain a trust and the Company will set aside funds sufficient to pay benefits due. The trust and any assets held in such trust are to assist the Company in meeting the obligations under the Deferred Compensation Plan and will be structured as a "rabbi trust." Initially, this trust will be established with Wells Fargo Bank, National Association. A rabbi trust offers the participants a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. The assets in the rabbi trust remain subject to the claims of creditors of the Company and are not the property of the participant. As such, the assets in the trust will be a separate component of shareholders’ equity.

The Company may also purchase a policy of life insurance on the life of any participant.

The Deferred Compensation Plan is intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

The foregoing description is qualified in its entirely by reference to the full text of the Gentex Corporation Non-Qualified Deferred Compensation Plan and the Trust Under the Gentex Corporation Non-Qualified Deferred Compensation Plan filed as Exhibits 10.1 and 10.2, respectively, hereto and which are incorporated herein by reference.

The foregoing information was not required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but rather is being provided herein timely in lieu of otherwise providing such information on a Form 8-K.

Item 6. Exhibits.

See Exhibit Index on Page 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 3, 2019	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 3, 2019	/s/ Kevin C. Nash
Kevin C. Nash
Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
10.1	Gentex Corporation Executive Deferred Compensation Plan dated as of May 1, 2019.
10.2	Rabbi Trust Agreement between Wells Fargo Bank, N.A. and Gentex Corporation dated as of May 1, 2019.
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase