Form 10-Q
period 2019-06-30
GENTEX CORP
filed 2019-08-02
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2030505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 N. Centennial
Zeeland
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☑ No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes:  ☑ No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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

Class	Shares Outstanding, July 19, 2019
Common Stock, $.06 Par Value	254,775,618

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2019
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,332,892	$217,025,278
Short-term investments	190,565,065	169,412,999
Accounts receivable, net	226,426,332	213,537,799
Inventories	225,094,463	225,281,599
Prepaid expenses and other	27,984,155	25,672,579
Total current assets	930,402,907	850,930,254

PLANT AND EQUIPMENT—NET	501,398,382	498,473,766

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	121,061,221	137,979,082
Intangible assets, net	260,025,000	269,675,000
Patents and other assets, net	22,549,518	21,010,121
Total other assets	711,001,584	736,030,048
Total assets	$2,142,802,873	$2,085,434,068

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$90,041,087	$92,810,316
Accrued liabilities	87,519,710	76,350,603
Total current liabilities	177,560,797	169,160,919

OTHER NON-CURRENT LIABILITIES	6,190,219	—

DEFERRED INCOME TAXES	54,717,622	54,521,489

Total liabilities	238,468,638	223,682,408

SHAREHOLDERS’ INVESTMENT
Common stock	15,286,747	15,559,717
Additional paid-in capital	777,238,253	745,324,144
Retained earnings	1,111,310,014	1,102,468,137
Accumulated other comprehensive income (loss)	499,221	(1,600,338)
Total shareholders’ investment	1,904,334,235	1,861,751,660
Total liabilities and shareholders’ investment	$2,142,802,873	$2,085,434,068

Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET SALES	$468,711,354	$454,981,440	$937,300,351	$920,401,545

COST OF GOODS SOLD	292,173,750	282,176,968	591,118,243	574,968,672
Gross profit	176,537,604	172,804,472	346,182,108	345,432,873

OPERATING EXPENSES:
Engineering, research and development	28,359,343	27,200,465	56,448,524	53,249,723
Selling, general & administrative	20,273,295	18,921,003	40,232,286	36,984,813
Total operating expenses	48,632,638	46,121,468	96,680,810	90,234,536

Income from operations	127,904,966	126,683,004	249,501,298	255,198,337

OTHER INCOME (LOSS)
Investment income	2,140,387	2,844,133	5,403,128	4,881,738
Other income (loss), net	237,191	(554,359)	286,660	652,634
Total other income	2,377,578	2,289,774	5,689,788	5,534,372

INCOME BEFORE PROVISION FOR INCOME TAXES	130,282,544	128,972,778	255,191,086	260,732,709

PROVISION FOR INCOME TAXES	21,323,919	19,948,796	41,952,050	40,459,984

NET INCOME	$108,958,625	$109,023,982	$213,239,036	$220,272,725

EARNINGS PER SHARE: (1)
Basic	$0.42	$0.40	$0.82	$0.81
Diluted	$0.42	$0.40	$0.82	$0.80

Cash Dividends Declared per Share	$0.115	$0.110	$0.230	$0.220

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$108,958,625	$109,023,982	$213,239,036	$220,272,725

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(475,686)	(2,465,603)	(176,687)	(839,425)
Unrealized gains on derivatives	—	15,556	—	82,604
Unrealized gains (losses) on debt securities, net	1,583,089	(302,252)	2,881,325	(323,532)

Other comprehensive income (loss), before tax	1,107,403	(2,752,299)	2,704,638	(1,080,353)

Income tax impact related to components of other comprehensive income	332,448	(60,206)	605,079	(50,594)

Other comprehensive income (loss), net of tax	774,955	(2,692,093)	2,099,559	(1,029,759)

Comprehensive Income	$109,733,580	$106,331,889	$215,338,595	$219,242,966

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	980,670	58,840	10,455,714	—	—	10,514,554
Repurchases of common stock	(4,724,938)	(283,497)	(12,001,344)	(83,982,388)	—	(96,267,229)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	4,862,947	—	—	4,862,947
Dividends declared ($.115 per share)	—	—	—	(29,392,200)	—	(29,392,200)
Net income	—	—	—	104,280,411	—	104,280,411
Other comprehensive income	—	—	—	—	1,324,604	1,324,604
BALANCE AS OF MARCH 31, 2019	255,584,345	$15,335,060	$748,641,461	$1,093,373,960	$(275,734)	$1,857,074,747

Issuance of common stock from stock plan transactions	2,269,483	136,170	31,284,090	—	—	31,420,260
Repurchases of common stock	(3,074,709)	(184,483)	(7,963,499)	(61,723,161)	—	(69,871,143)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,276,201	—	—	5,276,201
Dividends declared ($.115 per share)	—	—	—	(29,299,410)	—	(29,299,410)
Net income	—	—	—	108,958,625	—	108,958,625
Other comprehensive income (loss)	—	—	—	—	774,955	774,955
BALANCE AS OF JUNE 30, 2019	254,779,119	$15,286,747	$777,238,253	$1,111,310,014	$499,221	$1,904,334,235

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2018	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock from stock plan transactions	2,904,555	174,274	36,092,773	—	—	36,267,047
Repurchases of common stock	(9,331,499)	(559,890)	(21,089,188)	(180,923,300)	—	(202,572,378)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	3,977,471	—	—	3,977,471
Impact of ASU 2016-01 Adoption				6,642,727	(6,642,727)	—
Dividends declared ($.110 per share)	—	—	—	(30,123,981)	—	(30,123,981)
Net income	—	—	—	111,248,743	—	111,248,743
Other comprehensive income	—	—	—	—	1,662,333	1,662,333
BALANCE AS OF MARCH 31, 2018	273,854,377	$16,431,263	$742,491,728	$1,208,841,516	$2,212,989	$1,969,977,496

Issuance of common stock from stock plan transactions	1,353,561	81,213	16,648,333	—	—	16,729,546
Repurchases of common stock	(6,284,817)	(377,089)	(15,020,714)	(131,235,740)	—	(146,633,543)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	4,675,468	—	—	4,675,468
Dividends declared ($.110 per share)	—	—	—	(29,581,544)	—	(29,581,544)
Net income	—	—	—	109,023,982	—	109,023,982
Other comprehensive income	—	—	—	—	(2,692,093)	(2,692,093)
BALANCE AS OF JUNE 30, 2018	268,923,121	$16,135,387	$748,794,815	$1,157,048,214	$(479,104)	$1,921,499,312

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,239,036	$220,272,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,296,388	55,908,679
(Gain) on disposal of assets	(95,658)	(130,647)
Loss on disposal of assets	340,070	10,544
(Gain) on sale of investments	(218,981)	(1,245,359)
Loss on sale of investments	—	529,484
Deferred income taxes	196,133	(2,743,537)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,139,148	8,652,939
Change in operating assets and liabilities:
Accounts receivable, net	(12,888,533)	(8,284,592)
Inventories	187,136	4,389,930
Prepaid expenses and other	(2,311,576)	(9,171,506)
Accounts payable	(2,769,229)	16,885,979
Accrued liabilities, excluding dividends declared and short-term debt	14,353,360	7,309,915
Net cash provided by operating activities	273,467,294	292,384,554

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	28,845,319	53,822,336
Maturities and calls	9,714,000	21,884,000
Purchases	(40,298,297)	(177,243,275)
Plant and equipment additions	(45,504,667)	(51,860,448)
Proceeds from sale of plant and equipment	227,738	179,700
Decrease in other assets	(1,022,057)	(2,965,781)
Net cash (used for) investing activities	(48,037,964)	(156,183,468)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of debt	—	(54,875,000)
Issuance of common stock from stock plan transactions	41,934,814	52,996,593
Cash dividends paid	(57,918,158)	(58,152,113)
Repurchases of common stock	(166,138,372)	(349,205,921)
Net cash (used for) financing activities	(182,121,716)	(409,236,441)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,307,614	(273,035,355)

CASH AND CASH EQUIVALENTS, beginning of period	217,025,278	569,734,496

CASH AND CASH EQUIVALENTS, end of period	$260,332,892	$296,699,141

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2018 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the interim periods presented.

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

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of both December 31, 2018 and June 30, 2019 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,307,011	$(22,002,673)	$15,304,338	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(86,250,000)	93,750,000	12 years
Existing Customer Platforms	43,000,000	(24,725,000)	18,275,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(110,975,000)	$260,025,000

Total Patents & Other Intangible Assets	$408,307,011	$(132,977,673)	$275,329,338

As of December 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,737,434	$(21,014,168)	$15,723,266	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(78,750,000)	101,250,000	12 years
Existing Customer Platforms	43,000,000	(22,575,000)	20,425,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(101,325,000)	$269,675,000

Total Patents & Other Intangible Assets	$407,737,434	$(122,339,168)	$285,398,266

Amortization expense on patents and intangible assets was approximately $5.6 million and $11.2 million during the three and six months ended June 30, 2019, respectively, compared to approximately $5.6 million and $11.3 million for the same periods ended June 30, 2018, respectively.

Excluding the impact of any future acquisitions, the Company continues to estimate amortization expense for each of the years ended December 31, 2019, 2020, and 2021 to be approximately $22 million annually, approximately $21 million for 2022, and approximately $19 million for the year ended December 31, 2023.

(4) Investments
The Company follows the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, and for its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determinations are made under various existing accounting standards that permit, or in some cases, require estimates of fair-market value. This standard also expanded financial statement disclosure requirements about a company’s use of fair-value measurements, including the effect of such measurement on earnings. The cost of securities sold is based on the specific identification method.
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

The Company will also periodically make technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled $7.6 million and $3.85 million as of June 30, 2019 and December 31, 2018, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2019 and December 31, 2018:
As of June 30, 2019:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$260,332,892	$260,332,892	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	23,953,999	—	23,953,999	—
Corporate Bonds	15,027,102	—	15,027,102	—
Other	1,284,580	1,284,580	—	—
Long-Term Investments:
Corporate Bonds	62,317,048	—	62,317,048	—
Municipal Bonds	28,131,587	—	28,131,587	—
Government Securities	23,012,586	—	23,012,586	—
Total	$564,359,178	$411,916,856	$152,442,322	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$217,025,278	$217,025,278	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	9,176,227	—	9,176,227	—
Corporate Bonds	6,967,700	—	6,967,700	—
Other	2,219,688	2,219,688	—	—
Long-Term Investments:
Corporate Bonds	60,369,930	—	60,369,930	—
Municipal Bonds	18,025,432	—	18,025,432	—
Government Securities	56,483,720	—	56,483,720	—
Total	$520,567,359	$369,544,350	$151,023,009	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2019 and December 31, 2018:

As of June 30, 2019:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	23,895,390	59,368	(759)	23,953,999
Corporate Bonds	14,968,562	58,540	—	15,027,102
Other	1,284,580	—	—	1,284,580
Long-Term Investments:
Corporate Bonds	61,354,213	996,062	(33,227)	62,317,048
Municipal Bonds	27,088,064	1,050,416	(6,893)	28,131,587
Government Securities	22,785,296	227,290	—	23,012,586
Total	$301,675,489	$2,391,676	$(40,879)	$304,026,286

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	9,186,586	—	(10,359)	9,176,227
Corporate Bonds	6,981,305	—	(13,605)	6,967,700
Other	2,219,688	—	—	2,219,688
Long-Term Investments:
Corporate Bonds	60,659,498	50,340	(339,908)	60,369,930
Municipal Bonds	17,840,518	184,914	—	18,025,432
Government Securities	56,280,552	205,553	(2,385)	56,483,720
Total	$303,467,531	$440,807	$(366,257)	$303,542,081

Unrealized losses on investments as of June 30, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$40,879	$5,823,459
Greater than one year	—	—
Total	$40,879	$5,823,459

Unrealized losses on investments as of December 31, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$365,824	$68,722,980
Greater than one year	433	3,000,000
Total	$366,257	$71,722,980

ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended, provides guidance on determining when an investment is other than temporarily impaired. No investment losses were considered to be other than temporary during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.
Fixed income securities as of June 30, 2019 have contractual maturities as follows:

Due within one year	$189,280,485
Due between one and five years	91,584,216
Due over five years	21,877,006
$302,741,707

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2019	December 31, 2018
Raw materials	$146,975,452	$139,058,541
Work-in-process	31,237,909	35,386,615
Finished goods	46,881,102	50,836,443
Total Inventory	$225,094,463	$225,281,599

(6) Earnings Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities under ASC 260, Earnings Per Share. The Company allocates earnings to participating securities and computes earnings per share using the two-class method. Under the two-class method, net income per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period.

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Basic Earnings Per Share
Net Income	$108,958,625	$213,239,036
Less: Allocated to participating securities	1,256,243	2,348,020
Net Income available to common shareholders	$107,702,382	$210,891,016

Basic weighted average shares outstanding	255,219,868	256,350,600
Net Income per share - Basic	$0.42	$0.82

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$107,702,382	$210,891,016
Reallocation of undistributed earnings	4,848	8,842
Net Income available to common shareholders - Diluted	$107,707,230	$210,899,858

Number of shares used in basic computation	255,219,868	256,350,600
Additional weighted average dilutive common stock equivalents	1,359,753	1,344,285
Diluted weighted average shares outstanding	256,579,621	257,694,885

Net income per share - Diluted	$0.42	$0.82

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,013,332	1,011,948

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Stock-Based Compensation Plans
As of June 30, 2019, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
In February 2019, the Company's Compensation Committee and Board of Directors approved the 2019 Omnibus Plan, which was then approved by shareholders in May 2019. The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which awards may be stock options, both incentive stock options and non-qualified stock options, appreciation rights, restricted stock, restricted stock units, performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. Upon shareholder approval, the 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which Prior Plans were also approved by shareholders. Any existing awards previously granted under the Prior Plans, including those made to non-officers in the first quarter of 2019, remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2018, for additional information related to the Prior Plans.
The Company recognized compensation expense for share-based payments of $5,200,045 and $9,986,839 for the three and six months ended June 30, 2019, respectively, and $4,465,634 and $8,366,949 for the three and six months ended June 30, 2018, respectively. Compensation cost for share based payment awards capitalized as part of inventory as of June 30, 2019 and December 31, 2018 was $319,080 and $242,673, respectively.

2019 Omnibus Incentive Plan

The Omnibus Incentive Plan was approved by shareholders during the second quarter (thereby replacing the Prior Plans) and covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Incentive Plan is to attract and retain directors, officers, and other employees of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance.
Employee Stock Options
The 2019 Omnibus Plan replaced the Company's shareholder approved Employee Stock Option Plan.

Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of June 30, 2019, there was $7,397,810 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over the remaining vesting periods.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend Yield (1)	2.03%	1.99%	2.03%	2.09%
Expected volatility (2)	23.71%	23.27%	23.64%	26.68%
Risk-free interest rate (3)	1.76%	2.73%	2.00%	2.83%
Expected term of options (years) (4)	4.17	4.19	4.18	4.60
Weighted-avg. grant date fair value	$4.23	$4.28	$3.96	$5.03
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

Restricted Shares
The 2019 Omnibus Plan replaced the Company's shareholder approved Second Restricted Stock Plan.

Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2019, the Company had unearned stock-based compensation of $43,851,893 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and six months ended June 30, 2019 was $3,274,411 and $6,046,175, respectively, and for the three and six months ended June 30, 2018 was $2,189,938 and $3,832,998, respectively.

Performance Shares

Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change.

As of June 30, 2019, the Company had unearned stock-based compensation of $2,726,924 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three months ended June 30, 2019 was $257,756. No amortization expense for performance share grants was incurred in 2018.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of June 30, 2019, the Company has issued 1,063,052 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation adjustments:
Balance at beginning of period	$(1,375,888)	$2,271,208	$(1,674,887)	$645,030
Other Comprehensive (loss) income before reclassifications	(475,686)	(2,465,603)	(176,687)	(839,425)
Net current-period change	(475,686)	(2,465,603)	(176,687)	(839,425)
Balance at end of period	(1,851,574)	(194,395)	(1,851,574)	(194,395)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	1,100,154	(33,160)	74,549	(16,349)
Other Comprehensive income (loss) before reclassifications	1,353,661	(238,555)	2,449,241	309,951
Amounts reclassified from accumulated other comprehensive income	(103,020)	(224)	(172,995)	(565,541)
Net current-period change	1,250,641	(238,779)	2,276,246	(255,590)
Balance at end of period	2,350,795	(271,939)	2,350,795	(271,939)
Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	(25,059)	—	(78,026)
Other comprehensive income before reclassifications	—	17,246	—	60,419
Amounts reclassified from accumulated other comprehensive income	—	(4,957)	—	4,837
Net current-period change	—	12,289	—	65,256
Balance at end of period	—	(12,770)	—	(12,770)

Accumulated other comprehensive income (loss), end of period	$499,221	$(479,104)	$499,221	$(479,104)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$130,405	$284	$218,981	$715,875	Other income (loss), net
Provision for income taxes	(27,385)	(60)	(45,986)	(150,334)	Provision for income taxes
	$103,020	$224	$172,995	$565,541	Net of tax

Unrealized gains (losses) on derivatives
Realized gain (loss) on interest rate swap	$—	$6,275	$—	$(6,123)	Other income (loss), net
Provision for income taxes	—	(1,318)	—	1,286	Provision for income taxes
	$—	$4,957	$—	$(4,837)	Net of tax

Total net reclassifications for the period	$103,020	$5,181	$172,995	$560,704	Net of tax

(9) Debt and Financing Arrangements

On October 15, 2018, the Company entered into a new Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this new Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of June 30, 2019, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2019, the Company was in compliance with its covenants under the Credit Agreement.

During the three and six months ended June 30, 2018, under a previous credit facility, interest expense was $0.3 million and $0.8 million, respectively, which was netted with the "Other income (loss), net" section of the Unaudited Consolidated Statements of Income.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Equity

The decrease in common stock during the six months ended June 30, 2019, was primarily due to the repurchases of 7.8 million shares, partially offset by the issuance of 3.3 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 4.5 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2019. As such, the Company recorded a cash dividend of $0.115 during the second quarter of 2019 as compared to a cash dividend of $0.110 per share during the second quarter of 2018. The second quarter 2019 dividend of $29.3 million was declared on June 11, 2019, and was paid on July 24, 2019.

(11) Contingencies
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment, regulatory, and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations or cash flows of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Automotive Products	$456,625,064	$444,245,425	$912,423,707	$899,210,799
Other	12,086,290	10,736,015	24,876,644	21,190,746
Total	$468,711,354	$454,981,440	$937,300,351	$920,401,545
Income from operations:
Automotive Products	$124,295,223	$123,758,195	$241,247,925	$248,720,353
Other	3,609,743	2,924,809	8,253,373	6,477,984
Total	$127,904,966	$126,683,004	$249,501,298	$255,198,337

(13) Income Taxes
The effective tax rate was 16.4% in the six months ended June 30, 2019 compared to 15.5% for the same period in 2018. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction. The increase in the effective tax rate for the six months ended June 30, 2019 compared to the same period of 2018 was primarily due to a decrease in discrete tax benefits related to stock-based compensation in the current year.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2019 and June 30, 2018:

Revenue	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Automotive Products
U.S.	$144,547,946	$142,896,639	$285,931,010	$283,209,626
Germany	73,151,692	85,642,205	151,601,619	177,435,746
Japan	55,722,292	48,647,082	112,055,986	98,480,079
Mexico	42,178,705	22,358,617	86,589,093	45,457,427
Other	141,024,429	144,700,882	276,245,999	294,627,921
Total Automotive Products	$456,625,064	$444,245,425	$912,423,707	$899,210,799
Other Products (U.S.)	12,086,290	10,736,015	24,876,644	21,190,746
Total Revenue	$468,711,354	$454,981,440	$937,300,351	$920,401,545

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2019 and June 30, 2018:

Revenue	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Automotive Segment
Automotive Mirrors & Electronics	$413,429,267	$396,547,385	$822,400,934	$800,789,013
HomeLink Modules*	43,195,797	47,698,040	90,022,773	98,421,786
Total Automotive Products	$456,625,064	$444,245,425	$912,423,707	$899,210,799

Other Segment
Fire Protection Products	6,359,266	5,813,210	12,211,499	11,092,868
Windows Products	5,727,024	4,922,805	12,665,145	10,097,878
Total Other	$12,086,290	$10,736,015	$24,876,644	$21,190,746

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors

(15) Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2019 was 2 years, with a weighted average discount rate of 2.9%.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments for operating leases as of June 30, 2019 were as follows:

Year ending December 31,

2019 (excluding the six months ended June 30, 2019)	$745,751
2020	576,623
2021	138,888
2022	54,656
2023	11,083
Thereafter	12,725
Total future minimum lease payments	1,539,726
Less imputed interest	(26,933)
Total	$1,512,793

Reported as of June 30, 2019

Accrued Liabilities	$1,151,048
Other Non-Current Liabilities	361,745
Total	$1,512,793

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

SECOND QUARTER 2019 VERSUS SECOND QUARTER 2018
Net Sales. Net sales for the second quarter of 2019 increased by $13.7 million or 3% when compared with the second quarter of 2018.
Automotive net sales for the second quarter of 2019 increased 3% to $456.6 million, compared with automotive net sales of $444.2 million in the second quarter of 2018, driven primarily by a 2% quarter over quarter increase in automotive mirror unit shipments. The 2% increase in automotive mirror unit shipments in the second quarter of 2019 to 10.8 million units compared with 10.6 million units in the second quarter of 2018, was primarily due to an increase of 39% for North American unit shipments of the Company's exterior auto-dimming mirrors on a quarter over quarter basis, as opposed to international mirror unit shipments, which were down 2% on a quarter over quarter basis.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2019, and 2018 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
North American Interior Mirrors	2,206	2,202	—%	4,433	4,528	(2)%
North American Exterior Mirrors	1,320	950	39%	2,549	1,768	44%
Total North American Mirror Units	3,526	3,152	12%	6,981	6,296	11%

International Interior Mirrors	5,339	5,299	1%	10,596	10,647	—%
International Exterior Mirrors	1,953	2,115	(8)%	3,924	4,227	(7)%
Total International Mirror Units	7,293	7,415	(2)%	14,520	14,874	(2)%

Total Interior Mirrors	7,545	7,501	1%	15,028	15,175	(1)%
Total Exterior Mirrors	3,273	3,066	7%	6,473	5,995	8%
Total Auto-Dimming Mirror Units	10,819	10,567	2%	21,501	21,170	2%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.1 million in the second quarter of 2019, an increase of 13%, compared to $10.7 million in the second quarter of 2018. This increase is in large part attributable to a 16% quarter over quarter improvement in variable dimmable aircraft windows sales, which increased from $4.9 million in the second quarter of 2018 to $5.7 million in the second quarter of 2019. Fire protection sales increased by 10% in the second quarter of 2019 to $6.4 million, compared to $5.8 million in the second quarter of 2018.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.3% in the second quarter of 2019 versus 62.0% in the second quarter of 2018. The quarter over quarter net decrease in the gross profit margin was primarily the result of annual customer price reductions and tariffs enacted in the second half of calendar year 2018, which was partially offset by improvements in product mix related to certain advance feature products as well as purchasing cost reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the above-referenced enacted tariffs had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions had a positive impact of approximately 100 -150 basis points, and product mix improvements independently had a positive impact of approximately 50 -100 basis points on a quarter over quarter basis.

Operating Expenses. Engineering, research and development expenses ("E, R & D") for the second quarter of 2019 increased by 4% or $1.2 million when compared with the second quarter of 2018, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.4 million for the second quarter of 2019 compared to the second quarter of 2018. S, G & A expenses, notwithstanding the quarter over quarter increase, were at approximately 4% of net sales in the second quarter of 2019 and in the second quarter of 2018. S, G, & A expenses increased on a dollar basis primarily due to increased staffing levels and benefits.

Total operating expenses were $48.6 million in the second quarter of 2019, which increased by 5% or $2.5 million, from $46.1 million in the second quarter of 2018.
Total Other Income. Total other income for the second quarter of 2019 increased by $0.1 million when compared with the second quarter of 2018, primarily due to decreased interest expense on a quarter over quarter basis.
Provision for Income Taxes. The effective tax rate was 16.4% in the second quarter of 2019 compared to 15.5% for same quarter of 2018. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction. The increase in the effective tax rate for the second quarter of 2019 compared to the same period of 2018 was primarily due to a decrease in discrete tax benefits related to equity compensation in the current year.
Net Income. Net income for the second quarter of 2019 was relatively flat at $109.0 million when compared with the second quarter of 2018.
SIX MONTHS ENDED JUNE 30,2019 VERSUS SIX MONTHS ENDED JUNE 30, 2018
Net Sales. Net Sales for the six months ended June 30, 2019 increased by $16.9 million or 2% when compared with the same period in 2018.
Automotive net sales for the first six months of 2019 were $912.4 million, up 1% compared with automotive net sales of $899.2 million for the first six months of 2018, driven by a 2% period over period increase in automotive mirror unit shipments. North American automotive mirror shipments in the six months ended June 30, 2019 increased 11% to 7.0 million units compared with the same period in 2018, primarily due to an increase of 44% for North American unit shipments of the Company's exterior auto-dimming mirrors. International automotive mirror unit shipments in the six months ended June 30, 2019, decreased 2% to 14.5 million units compared with the same period in 2018.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 63.1% for the first six months of 2019, versus 62.5% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of annual customer price reductions and tariffs enacted in the second half of calendar year 2018, which was partially offset by improvements in product mix related to certain advance feature products as well as purchasing cost reductions. On a period over period basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the above-referenced enacted tariffs had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions had a positive impact of approximately 100 -150 basis points, and product mix improvements independently had a positive impact of approximately 50 -100 basis points on a quarter over quarter basis

Operating Expenses. E, R & D expenses for the six months ended June 30, 2019 increased 6% or $3.2 million when compared with the same period last year, primarily due to increased staffing levels related to development and launch of new business.
S, G & A expenses for the first six months of 2019 increase 9% or $3.2 million when compared with the same period last year, primarily due to increases in staffing levels and benefits.

Total Other Income. Total other income for the six months ended June 30, 2019 increased by $0.2 million when compared with the same period last year, primarily due to lower period over period interest expense compared to the first six months of 2018.
Taxes. The effective tax rate was 16.4% for the six months ended June 30, 2019 compared to 15.5% for the same period of 2018. The decrease in the effective tax rate for the six months ended June 30, 2019 compared to the same period of 2018 is primarily due to a decrease in discrete tax benefits related to equity compensation in the current year.
Net Income. Net income for the six months ended June 30, 2019 decreased by $7.0 million or 3% to $213.2 million versus $220.3 million in the same period last year, due to the decrease in gross margin and increases in operating expenses described above

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2019 were $260.3 million, which increased $43.3 million compared to $217.0 million as of December 31, 2018. The increase was primarily due to positive cash flows from operations, which was partially offset by share repurchases, dividend payments and capital expenditures during the six months ended June 30, 2019.
Short-term investments as of June 30, 2019 were $190.6 million, up from $169.4 million as of December 31, 2018, as a result of changes in the investment portfolio mix. Long-term investments were $121.1 million as of June 30, 2019, compared to $138.0 million as of December 31, 2018, also as a result of changes in investment portfolio mix.
Accounts receivable as of June 30, 2019 increased approximately $12.9 million compared to December 31, 2018, primarily due to the higher sales level, as well as timing of sales within the quarters.
Inventories as of June 30, 2019 were $225.1 million, compared to $225.3 million as of December 31, 2018.
Accounts payable as of June 30, 2019 decreased approximately $2.8 million when compared to December 31, 2018.
Accrued liabilities as of June 30, 2019 increased approximately $11.2 million compared to December 31, 2018, primarily due to an increase in accrued salaries and wages and tax liabilities due to timing of certain wage and tax payments.
Cash flow from operating activities for the six months ended June 30, 2019 decreased $18.9 million to $273.5 million, compared with $292.4 million during the same six month period last year, primarily due to the decrease in net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2019 were approximately $45.5 million, compared with approximately $51.9 million for the same six month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs.
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

The following is a summary of working capital and long-term investments:

	June 30, 2019	December 31, 2018
Working Capital	$752,842,110	$681,769,335
Long Term Investments	121,061,221	137,979,082
Total	$873,903,331	$819,748,417

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and six months ended June 30, 2019, the Company repurchased 3,074,709 and 7,799,647 shares, respectively. The Company has 26,041,610 shares remaining under the plan as of June 30, 2019, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's overall revenue growth during the second quarter of 2019 out-paced word-wide light vehicle production growth by approximately eleven percent (11%) in large part due to the many different product launches that have been executed in 2018 and year to date in 2019. The Company's unit and revenue growth continue to be driven by the Company's electrochromic technology, the success of the Full Display Mirror®, as well as other electronic features, such as the Integrated Toll Module and HomeLink®.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 33 new vehicle models during the second quarter of 2019. The launches were led by increased launch levels in HomeLink® and Full Display Mirror®.

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

As of the second quarter of 2019, the Company is shipping production Full Display Mirrors® to five OEMs, which are General Motors, Subaru, Toyota, Nissan, and Jaguar Land Rover. The launches for Jaguar Land Rover are the first launches with a European based OEM and include product shipments that will be used for global applications on these vehicles. In the second quarter of 2019, the Company launched four additional nameplates, which means the Company is currently shipping on 30 vehicle nameplates for Full Display Mirror®. The Company continues to see interest from other automotive OEMs and is negotiating with other OEMs on an on-going basis. The Company remains confident that on-going discussions with certain other OEMs, in the future, may cause such OEM's to consider adding the Full Display Mirror® into their product roadmap for future vehicles.

In 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. As of January 2017, CMS are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company is currently in production with a rear vision camera system that streams rear video to a rearview-mirror-integrated display using the Company's Full Display Mirror®. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The Company also continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

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

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout the country. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. In the first quarter of 2019, the Company began its first volume shipments of the ITM® product to Audi. During the second quarter of 2019, the first consumers began registering their ITM® systems online to activate the device and began using the system for normal tolling use. The Company will monitor and assess feedback from consumers, dealers, and the OEM in order to help others understand the use case and acceptance of this product. Over the next 18 months, the Company expects further ITM® nameplate launches with Audi, as well as the initial launch of ITM® at two additional OEMs. These OEM launches are targeted to begin production shipments in the 2020 or 2021 time periods.

Further, the Company has previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink ConnectTM. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

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

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X.

OTHER

Automotive revenues represent approximately 97% - 98% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

OUTLOOK

The Company’s forecasts for light vehicle production for the third quarter and full year of 2019 are based on IHS Markit's mid-July 2019 forecasts for light vehicle production in North America, Europe, China, and Japan and Korea. Using the mid-July 2019 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar year 2019.

Light Vehicle Production (per IHS Markit Automotive mid-July light vehicle production forecast)
(in Millions)
Region	2Q 2019	2Q 2018	% Change	Calendar Year 2019	Calendar Year 2018	% Change
North America	4.12	4.03	2%	16.65	16.96	(2)%
Europe	4.75	4.64	2%	21.44	21.99	(3)%
Japan and Korea	3.33	3.06	9%	13.28	13.2	1%
China	5.99	6.23	(4)%	25.04	26.85	(7)%
Total Light Vehicle Production	18.19	17.96	1%	76.41	79.00	(3)%

Based on the aforementioned light vehicle product forecasts, as well as the estimated option rates for its products on prospective vehicle models and anticipated product mix, the Company currently estimates that top line revenue for calendar year 2019 will be between $1.87 and $1.90 billion.
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

Based on actual results for the first six months of 2019, currently forecasted revenues for the remainder of 2019, anticipated product mix and anticipated tariff costs, the Company now estimates that the gross profit margin will be between 36.5% and 37.5% for calendar year 2019.

The Company continues to estimate that its operating expenses, which include E, R & D expenses and S, G & A expenses, are expected to be approximately $195 - $200 million for calendar year 2019, primarily due to staffing costs, professional fees and travel expenses, which continue to support growth and the development of new business and technology advances.

In light of on-going demand for the Company's auto-dimming mirrors and electronics, and based on actual spending levels through the first six months of 2019, the Company continues to anticipate that 2019 capital expenditures will be approximately $90 - $100 million, the majority of which will be equipment purchases. Capital expenditures in the calendar year 2019 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
Based on actual results for the first six months of 2019, and expected projects in the third quarter, the Company now estimates that depreciation and amortization expense for calendar year 2019 will be approximately $100 - $110 million.
The Company now estimates its effective annual tax rate for calendar year 2019 to be in the range of 16.0% to 17.0%.
In accordance with the previously announced share repurchase plan, the Company intends to continue to repurchase additional shares of its common stock in 2019, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).
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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2019, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth in Item 2.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, "poised", “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules; changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Includes content supplied by IHS Markit Light Vehicle Production Forecast (July 16, 2019) (http://www.gentex.com/ forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the six months ended June 30, 2019, the Company repurchased 7,799,647 shares. The Company has 26,041,610 shares remaining under the plan as of June 30, 2019.

The following is a summary of share repurchase activity during the three months ended June 30, 2019:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2019	75,001	21.42	75,001	33,766,256
February 2019	2,499,850	20.24	2,499,850	31,266,406
March 2019	2,150,087	20.49	2,150,087	29,116,319
1st Quarter 2019 Total	4,724,938	20.37	4,724,938

April 2019	240,037	23.07	240,037	28,876,282
May 2019	1,858,307	22.20	1,858,307	27,017,975
June 2019	976,365	23.64	976,365	26,041,610
2nd Quarter 2019 Total	3,074,709	22.72	3,074,709

2019 Total	7,799,647	21.30	7,799,647	26,041,610

As of June 30, 2019 the Company has repurchased 120,958,118 shares at a total cost of $1,708,254,292 under its share repurchase plan or otherwise previously disclosed.

Item 6. Exhibits.

See Exhibit Index on Page 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 2, 2019	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 2, 2019	/s/ Kevin C. Nash
Kevin C. Nash
Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase