Form 10-Q
period 2019-09-30
GENTEX CORP
filed 2019-11-01
CIK 355811

XBRL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 or

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

Class	Shares Outstanding, October 18, 2019
Common Stock, $.06 Par Value	252,972,254

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2019
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018

	September 30, 2019 (Unaudited)	December 31, 2018 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,151,083	$217,025,278
Short-term investments	207,156,287	169,412,999
Accounts receivable, net	253,108,715	213,537,799
Inventories	238,676,795	225,281,599
Prepaid expenses and other	28,402,524	25,672,579
Total current assets	987,495,404	850,930,254

PLANT AND EQUIPMENT—NET	491,968,638	498,473,766

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	103,025,468	137,979,082
Intangible assets, net	255,200,000	269,675,000
Patents and other assets, net	22,241,049	21,010,121
Total other assets	687,832,362	736,030,048
Total assets	$2,167,296,404	$2,085,434,068

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$95,309,797	$92,810,316
Accrued liabilities	86,994,334	76,350,603
Total current liabilities	182,304,131	169,160,919

OTHER NON-CURRENT LIABILITIES	6,952,703	—

DEFERRED INCOME TAXES	56,711,307	54,521,489

Total liabilities	245,968,141	223,682,408

SHAREHOLDERS’ INVESTMENT
Common stock	15,178,860	15,559,717
Additional paid-in capital	799,462,368	745,324,144
Retained earnings	1,107,449,540	1,102,468,137
Accumulated other comprehensive income (loss)	(762,505)	(1,600,338)
Total shareholders’ investment	1,921,328,263	1,861,751,660
Total liabilities and shareholders’ investment	$2,167,296,404	$2,085,434,068

Note: The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET SALES	$477,761,417	$460,253,433	$1,415,061,768	$1,380,654,978

COST OF GOODS SOLD	297,440,131	287,263,147	888,558,373	862,231,819
Gross profit	180,321,286	172,990,286	526,503,395	518,423,159

OPERATING EXPENSES:
Engineering, research and development	29,398,725	26,888,999	85,847,249	80,138,722
Selling, general & administrative	22,786,881	18,673,376	63,019,167	55,658,189
Total operating expenses	52,185,606	45,562,375	148,866,416	135,796,911

Income from operations	128,135,680	127,427,911	377,636,979	382,626,248

OTHER INCOME (LOSS)
Investment income	3,353,510	3,180,683	8,756,638	8,062,421
Other income (loss), net	90,323	(73,979)	376,983	578,655
Total other income	3,443,833	3,106,704	9,133,621	8,641,076

INCOME BEFORE PROVISION FOR INCOME TAXES	131,579,513	130,534,615	386,770,600	391,267,324

PROVISION FOR INCOME TAXES	19,681,661	19,198,798	61,633,712	59,658,782

NET INCOME	$111,897,852	$111,335,817	$325,136,888	$331,608,542

EARNINGS PER SHARE: (1)
Basic	$0.44	$0.42	$1.27	$1.23
Diluted	$0.44	$0.42	$1.26	$1.22

Cash Dividends Declared per Share	$0.115	$0.110	$0.345	$0.330

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$111,897,852	$111,335,817	$325,136,888	$331,608,542

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(1,623,102)	(1,174,213)	(1,799,789)	(2,013,638)
Unrealized gains on derivatives	—	16,165	—	98,769
Unrealized gains (losses) on debt securities, net	457,438	(609,422)	3,338,762	(932,953)

Other comprehensive (loss) income, before tax	(1,165,664)	(1,767,470)	1,538,973	(2,847,822)

Income tax impact related to components of other comprehensive income	96,062	(124,584)	701,140	(175,177)

Other comprehensive (loss) income, net of tax	(1,261,726)	(1,642,886)	837,833	(2,672,645)

Comprehensive Income	$110,636,126	$109,692,931	$325,974,721	$328,935,897

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2019	254,779,119	$15,286,747	$777,238,253	$1,111,310,014	$499,221	$1,904,334,235
Issuance of common stock from stock plan transactions	1,771,463	106,287	26,180,774	—	—	26,287,061
Repurchases of common stock	(3,569,577)	(214,174)	(9,744,945)	(86,665,884)	—	(96,625,003)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,788,286	—	—	5,788,286
Dividends declared ($.115 per share)	—	—	—	(29,092,442)	—	(29,092,442)
Net income	—	—	—	111,897,852	—	111,897,852
Other comprehensive loss	—	—	—	—	(1,261,726)	(1,261,726)
BALANCE AS OF SEPTEMBER 30, 2019	252,981,005	$15,178,860	$799,462,368	$1,107,449,540	$(762,505)	$1,921,328,263

BALANCE AS OF JULY 1, 2018	268,923,121	$16,135,387	$748,794,815	$1,157,048,214	$(479,104)	$1,921,499,312
Issuance of common stock from stock plan transactions	702,296	42,138	8,340,935	—	—	8,383,073
Repurchases of common stock	(7,508,249)	(450,495)	(18,545,378)	(153,547,831)	—	(172,543,703)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	4,905,626	—	—	4,905,626
Dividends declared ($.110 per share)	—	—	—	(28,832,984)	—	(28,832,984)
Net income	—	—	—	111,335,817	—	111,335,817
Other comprehensive loss	—	—	—	—	(1,642,886)	(1,642,886)
BALANCE AS OF SEPTEMBER 30, 2018	262,117,168	15,727,030	743,495,999	1,086,003,216	(2,121,990)	1,843,104,255

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2018 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	5,021,616	301,297	67,920,578	—	—	68,221,875
Repurchases of common stock	(11,369,224)	(682,154)	(29,709,788)	(232,371,433)	—	(262,763,375)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	15,927,434	—	—	15,927,434
Dividends declared ($.345 per share)	—	—	—	(87,784,052)	—	(87,784,052)
Net income	—	—	—	325,136,888	—	325,136,888
Other comprehensive income	—	—	—	—	837,833	837,833
BALANCE AS OF SEPTEMBER 30, 2019	252,981,005	$15,178,860	$799,462,368	$1,107,449,540	$(762,505)	$1,921,328,263

BALANCE AS OF JANUARY 1, 2018	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock from stock plan transactions	4,960,412	297,625	61,082,042	—	—	61,379,666
Repurchases of common stock	(23,124,565)	(1,387,474)	(54,655,280)	(465,706,871)	—	(521,749,624)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	13,558,565	—	—	13,558,565
Impact of ASU 2016-01 Adoption	—	—	—	6,642,727	(6,642,727)	—
Dividends declared ($.330 per share)	—	—	—	(88,538,509)	—	(88,538,509)
Net income	—	—	—	331,608,542	—	331,608,542
Other comprehensive loss	—	—	—	—	(2,672,645)	(2,672,647)
BALANCE AS OF SEPTEMBER 30, 2018	262,117,168	$15,727,030	$743,495,999	$1,086,003,216	$(2,121,990)	$1,843,104,255

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$325,136,888	$331,608,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,331,513	80,748,272
(Gain) on disposal of assets	(148,376)	(145,777)
Loss on disposal of assets	495,697	26,839
(Gain) on sale of investments	(593,351)	(1,508,411)
Loss on sale of investments	—	532,494
Change in deferred income taxes	2,189,818	(5,538,048)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	15,927,434	13,558,557
Change in operating assets and liabilities:
Accounts receivable, net	(39,570,916)	(16,200,315)
Inventories	(13,395,196)	3,371,546
Prepaid expenses and other	(2,729,945)	(14,797,969)
Accounts payable	2,499,481	143,514
Accrued liabilities, excluding dividends declared and short-term debt	14,797,251	6,408,044
Net cash provided by operating activities	383,940,298	398,207,288

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	57,087,935	54,078,232
Maturities and calls	9,714,000	51,892,136
Purchases	(66,360,636)	(180,657,259)
Plant and equipment additions	(58,322,472)	(68,771,193)
Proceeds from sale of plant and equipment	1,937,207	194,200
Decrease in other assets	(3,111,644)	(4,557,125)
Net cash (used for) investing activities	(59,055,610)	(147,821,009)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Repayment of debt	—	(78,000,000)
Issuance of common stock from stock plan transactions	68,221,875	61,379,666
Cash dividends paid	(87,217,383)	(87,733,776)
Repurchases of common stock	(262,763,375)	(521,749,624)
Net cash (used for) financing activities	(281,758,883)	(626,103,734)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,125,805	(375,717,455)

CASH AND CASH EQUIVALENTS, beginning of period	217,025,278	569,734,496

CASH AND CASH EQUIVALENTS, end of period	$260,151,083	$194,017,041

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2018 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the interim periods presented.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. The Company will be required to adopt ASU 2016-13 as of January 1, 2020. Early adoption is permitted. The Company does not anticipate a material impact on the Company’s consolidated financial statements.

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of both September 30, 2019 and December 31, 2018 was $307.4 million.

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,160,431	$(22,094,953)	$15,065,478	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(90,000,000)	90,000,000	12 years
Existing Customer Platforms	43,000,000	(25,800,000)	17,200,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(115,800,000)	$255,200,000

Total Patents & Other Intangible Assets	$408,160,431	$(137,894,953)	$270,265,478

As of December 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$36,737,434	$(21,014,168)	$15,723,266	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(78,750,000)	101,250,000	12 years
Existing Customer Platforms	43,000,000	(22,575,000)	20,425,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(101,325,000)	$269,675,000

Total Patents & Other Intangible Assets	$407,737,434	$(122,339,168)	$285,398,266

Amortization expense on patents and intangible assets was approximately $5.6 million and $16.8 million during the three and nine months ended September 30, 2019, respectively, compared to approximately $5.6 million and $16.9 million for the same periods ended September 30, 2018, respectively.

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

The Company will also periodically make technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled $8.6 million and $3.85 million as of September 30, 2019 and December 31, 2018, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2019 and December 31, 2018:
As of September 30, 2019:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$260,151,083	$260,151,083	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	38,163,353	—	38,163,353	—
Corporate Bonds	16,050,560	—	16,050,560	—
Municipal Bonds	1,671,264	—	1,671,264	—
Other	971,726	971,726	—	—
Long-Term Investments:
Corporate Bonds	42,320,659	—	42,320,659	—
Municipal Bonds	40,467,299	—	40,467,299	—
Government Securities	11,637,510	—	11,637,510	—
Total	$561,732,838	$411,422,193	$150,310,645	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$217,025,278	$217,025,278	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Government Securities	9,176,227	—	9,176,227	—
Corporate Bonds	6,967,700	—	6,967,700	—
Other	2,219,688	2,219,688	—	—
Long-Term Investments:
Corporate Bonds	60,369,930	—	60,369,930	—
Municipal Bonds	18,025,432	—	18,025,432	—
Government Securities	56,483,720	—	56,483,720	—
Total	$520,567,359	$369,544,350	$151,023,009	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2019 and December 31, 2018:

As of September 30, 2019:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	38,067,382	97,271	(1,300)	38,163,353
Municipal Bonds	1,673,133	13,163	(15,032)	1,671,264
Corporate Bonds	15,955,794	94,766	—	16,050,560
Other	971,726	—	—	971,726
Long-Term Investments:
Corporate Bonds	41,191,483	1,130,771	(1,595)	42,320,659
Municipal Bonds	39,170,735	1,296,564	—	40,467,299
Government Securities	11,539,947	97,563	—	11,637,510
Total	$298,869,584	$2,730,098	$(17,927)	$301,581,755

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2018:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	9,186,586	—	(10,359)	9,176,227
Corporate Bonds	6,981,305	—	(13,605)	6,967,700
Other	2,219,688	—	—	2,219,688
Long-Term Investments:
Corporate Bonds	60,659,498	50,340	(339,908)	60,369,930
Municipal Bonds	17,840,518	184,914	—	18,025,432
Government Securities	56,280,552	205,553	(2,385)	56,483,720
Total	$303,467,531	$440,807	$(366,257)	$303,542,081

Unrealized losses on investments as of September 30, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$17,927	$10,055,721
Greater than one year	—	—
Total	$17,927	$10,055,721

Unrealized losses on investments as of December 31, 2018, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$365,824	$68,722,980
Greater than one year	433	3,000,000
Total	$366,257	$71,722,980

ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended, provides guidance on determining when an investment is other than temporarily impaired. No investment losses were considered to be other than temporary during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.
Fixed income securities as of September 30, 2019 have contractual maturities as follows:

Due within one year	$206,184,561
Due between one and five years	59,332,380
Due over five years	35,093,088
$300,610,029

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2019	December 31, 2018
Raw materials	$158,436,983	$139,058,541
Work-in-process	32,096,512	35,386,615
Finished goods	48,143,300	50,836,443
Total Inventory	$238,676,795	$225,281,599

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Basic Earnings Per Share
Net Income	$111,897,852	$325,136,888
Less: Allocated to participating securities	1,389,659	3,699,548
Net Income available to common shareholders	$110,508,193	$321,437,340

Basic weighted average shares outstanding	251,075,859	252,811,950
Net Income per share - Basic	$0.44	$1.27

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$110,508,193	$321,437,340
Reallocation of undistributed earnings	6,051	15,389
Net Income available to common shareholders - Diluted	$110,514,244	$321,452,729

Number of shares used in basic computation	251,075,859	252,811,950
Additional weighted average dilutive common stock equivalents	1,503,123	1,455,901
Diluted weighted average shares outstanding	252,578,982	254,267,851

Net income per share - Diluted	$0.44	$1.26

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,054	170,386

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Stock-Based Compensation Plans
As of September 30, 2019, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
In February 2019, the Company's Compensation Committee and Board of Directors approved the 2019 Omnibus Plan, which was then approved by shareholders in May 2019. The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which potential awards may be stock options, both incentive stock options and non-qualified stock options, appreciation rights, restricted stock, restricted stock units, performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. Upon shareholder approval, the 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans, including those made to non-officers in the first quarter of 2019, remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2018, for additional information related to the Prior Plans.
The Company recognized compensation expense for share-based payments of $5,712,132 and $15,927,434 for the three and nine months ended September 30, 2019, respectively, and $4,829,463 and $13,196,413 for the three and nine months ended September 30, 2018, respectively.
Compensation cost for share based payment awards capitalized as part of inventory as of September 30, 2019 and December 31, 2018 was $320,009 and $242,673, respectively.

2019 Omnibus Incentive Plan

The Omnibus Incentive Plan was approved by shareholders during the second quarter of 2019 (thereby replacing the Prior Plans) and covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance.
Employee Stock Options
The 2019 Omnibus Plan replaced the Company's shareholder approved Employee Stock Option Plan.

Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years years. As of September 30, 2019, there was $7,235,605 of unearned compensation cost related to share-based payments, which is expected to be recognized over the remaining vesting periods.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividend Yield (1)	1.99%	1.99%	2.02%	2.09%
Expected volatility (2)	24.25%	23.32%	23.84%	26.65%
Risk-free interest rate (3)	1.55%	2.94%	1.85%	2.78%
Expected term of options (years) (4)	4.16	4.19	4.18	4.21
Weighted-avg. grant date fair value	$4.76	$4.05	$4.23	$4.70
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

Restricted Shares
The 2019 Omnibus Plan replaced the Company's shareholder approved Second Restricted Stock Plan.

Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2019, the Company had unearned stock-based compensation of $45,627,650 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and nine months ended September 30, 2019 was $3,843,962 and $9,890,137, respectively, and for the three and nine months ended September 30, 2018 was $2,480,911 and $6,314,544, respectively.

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

As of September 30, 2019, the Company had unearned stock-based compensation of $2,480,321 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three and nine months ended September 30, 2019 was $263,392 and $633,576, respectively. No amortization expense for performance share grants was incurred in 2018, as no such awards were issued and outstanding.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of September 30, 2019, the Company has issued 1,105,438 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments:
Balance at beginning of period	$(1,851,574)	$(194,395)	$(1,674,887)	$645,030
Other Comprehensive loss before reclassifications	(1,623,102)	(1,174,213)	(1,799,789)	(2,013,638)
Net current-period change	(1,623,102)	(1,174,213)	(1,799,789)	(2,013,638)
Balance at end of period	(3,474,676)	(1,368,608)	(3,474,676)	(1,368,608)

Unrealized gains (losses) on available-for-sale debt securities:
Balance at beginning of period	2,350,795	(271,939)	74,549	(16,349)
Other Comprehensive income (loss) before reclassifications	657,128	(276,010)	3,106,369	33,941
Amounts reclassified from accumulated other comprehensive income	(295,752)	(205,433)	(468,747)	(770,974)
Net current-period change	361,376	(481,443)	2,637,622	(737,033)
Balance at end of period	2,712,171	(753,382)	2,712,171	(753,382)
Unrealized gains on derivatives:
Balance at beginning of period	—	(12,770)	—	(78,026)
Other comprehensive income before reclassifications	—	114,889	—	175,308
Amounts reclassified from accumulated other comprehensive income	—	(102,119)	—	(97,282)
Net current-period change	—	12,770	—	78,026
Balance at end of period	—	—	—	—

Accumulated other comprehensive loss, end of period	$(762,505)	$(2,121,990)	$(762,505)	$(2,121,990)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September June 30,
	2019	2018	2019	2018
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$374,370	$260,042	$593,351	$975,917	Other income (loss), net
Provision for income taxes	(78,618)	(54,609)	(124,604)	(204,943)	Provision for income taxes
	$295,752	$205,433	$468,747	$770,974	Net of tax

Unrealized gains on derivatives
Realized gain on interest rate swap	$—	$129,265	$—	$123,142	Other income (loss), net
Provision for income taxes	—	(27,146)	—	(25,860)	Provision for income taxes
	$—	$102,119	$—	$97,282	Net of tax

Total net reclassifications for the period	$295,752	$307,552	$468,747	$868,256	Net of tax

(9) Debt and Financing Arrangements

On October 15, 2018, the Company entered into a new Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this new Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of September 30, 2019, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2019, the Company was in compliance with its covenants under the Credit Agreement.

During the three and nine months ended September 30, 2018, under a previous credit facility, interest expense was $0.1 million and $0.8 million, respectively, which was netted with the "Other income (loss), net" section of the Unaudited Consolidated Statements of Income.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) Equity

The decrease in common stock during the nine months ended September 30, 2019, was primarily due to the repurchases of 11.4 million shares, partially offset by the issuance of 5.1 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 6.3 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2019. As such, the Company recorded a cash dividend of $0.115 during the third quarter of 2019 as compared to a cash dividend of $0.110 per share during the third quarter of 2018. The third quarter 2019 dividend of $29.1 million was declared on August 27, 2019, and was paid on October 23, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Automotive Products	$464,280,707	$449,184,447	$1,376,704,413	$1,348,395,245
Other	13,480,710	11,068,986	38,357,355	32,259,733
Total	$477,761,417	$460,253,433	$1,415,061,768	$1,380,654,978
Income from operations:
Automotive Products	$123,342,538	$124,351,499	$364,590,462	$373,071,852
Other	4,793,142	3,076,412	13,046,517	9,554,396
Total	$128,135,680	$127,427,911	$377,636,979	$382,626,248

(13) Income Taxes
The effective tax rate was 15.9% in the nine months ended September 30, 2019 compared to 15.2% for the same period in 2018. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period of 2018 was primarily

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

due to a decrease in discrete tax benefits related to stock-based compensation in the current year and other tax planning strategies.

(14) Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30, 2019 and September 30, 2018:

Revenue	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Automotive Products
U.S.	$145,798,028	$151,229,829	$431,729,037	$434,439,455
Germany	74,047,596	81,621,623	225,649,215	259,057,369
Japan	60,641,977	55,363,644	172,697,963	153,843,723
Mexico	43,884,609	28,410,998	130,473,702	73,868,425
Other	139,908,497	132,558,353	416,154,496	427,186,273
Total Automotive Products	$464,280,707	$449,184,447	$1,376,704,413	$1,348,395,245
Other Products (U.S.)	13,480,710	11,068,986	38,357,355	32,259,733
Total Revenue	$477,761,417	$460,253,433	$1,415,061,768	$1,380,654,978

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political and labor conditions; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2019 and September 30, 2018:

Revenue	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Automotive Segment
Automotive Mirrors & Electronics	$418,746,334	$399,732,577	$1,241,147,268	$1,200,521,589
HomeLink Modules*	45,534,373	49,451,870	135,557,145	147,873,656
Total Automotive Products	$464,280,707	$449,184,447	$1,376,704,413	$1,348,395,245

Other Segment
Fire Protection Products	5,977,245	5,918,085	18,188,744	17,010,954
Windows Products	7,503,465	5,150,901	20,168,611	15,248,779
Total Other	$13,480,710	$11,068,986	$38,357,355	$32,259,733

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2019 was 2 years, with a weighted average discount rate of 2.9%.

Future minimum lease payments for operating leases as of September 30, 2019 were as follows:

Year ending December 31,

2019 (excluding the nine months ended September 30, 2019)	$361,604
2020	575,861
2021	143,581
2022	57,143
2023	11,130
Thereafter	12,797
Total future minimum lease payments	1,162,116
Less imputed interest	(20,423)
Total	$1,141,693

Reported as of September 30, 2019

Accrued Liabilities	$870,930
Other Non-Current Liabilities	270,763
Total	$1,141,693

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2019 VERSUS THIRD QUARTER 2018
Net Sales. Net sales for the third quarter of 2019 increased by $17.5 million or 4% when compared with the third quarter of 2018.
Automotive net sales for the third quarter of 2019 increased 3% to $464.3 million, compared with automotive net sales of $449.2 million in the third quarter of 2018. This quarter over quarter growth was driven primarily by a 6% quarter over quarter increase in automotive mirror unit shipments. The 6% increase in automotive mirror unit shipments in the third quarter of 2019 to 10.8 million units compared with 10.2 million units in the third quarter of 2018, was primarily due to an increase of 18% for the Company's exterior auto-dimming mirrors unit shipments on a quarter over quarter basis. The quarter over quarter growth in revenue was partially offset by Company specific product revenue headwinds of approximately 350 basis points when compared to the same prior year quarter, in addition to the GM strike affecting the Company's shipments in the third quarter of 2019. The GM strike began on September 15, 2019 and, as a result, caused approximately 200 basis points in lost revenue in the third quarter of 2019.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2019, and 2018 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
North American Interior Mirrors	2,139	2,108	1%	6,571	6,636	(1)%
North American Exterior Mirrors	1,412	1,103	28%	3,961	2,871	38%
Total North American Mirror Units	3,551	3,211	11%	10,532	9,507	11%

International Interior Mirrors	5,189	5,154	1%	15,785	15,801	—%
International Exterior Mirrors	2,101	1,864	13%	6,025	6,091	(1)%
Total International Mirror Units	7,290	7,018	4%	21,810	21,892	—%

Total Interior Mirrors	7,328	7,262	1%	22,356	22,437	—%
Total Exterior Mirrors	3,513	2,967	18%	9,986	8,962	11%
Total Auto-Dimming Mirror Units	10,841	10,229	6%	32,342	31,399	3%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $13.5 million in the third quarter of 2019, an increase of 22%, compared to $11.1 million in the third quarter of 2018. This increase is in large part attributable to a 46% quarter over quarter improvement in variable dimmable aircraft windows sales, which increased to $7.5 million in the third quarter of 2019 from $5.2 million in the third quarter of 2018. Fire protection sales increased by 1% in the third quarter of 2019 to $6.0 million, compared to $5.9 million in the third quarter of 2018.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 62.3% in the third quarter of 2019 versus 62.4% in the third quarter of 2018. The quarter over quarter net increase in the gross profit margin was primarily the result of annual customer price reductions and additional tariffs enacted over the course of 2019 impacting the third quarter, which was partially offset by improvements in product mix related to certain advance feature products as well as purchasing cost reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 200 - 250 basis points and the above-referenced enacted tariffs had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions had a positive impact of approximately 100 - 150 basis points, and product mix improvements independently had a positive impact of approximately 150 - 200 basis points on a quarter over quarter basis.

Operating Expenses. Engineering, research and development expenses ("E, R & D") for the third quarter of 2019 increased by 9% or $2.5 million when compared with the third quarter of 2018, primarily due to increased staffing levels and benefits, which continue to support growth and the development of new business and technology advances.

Selling, general and administrative ("S, G & A") expenses increased by 22% or $4.1 million for the third quarter of 2019 compared to the third quarter of 2018. S, G & A expenses were at approximately 5% of net sales in the third quarter of 2019, up from 4% of net sales in the third quarter of 2018. S, G, & A expenses increased on a quarter over quarter basis primarily due to increased headcount and other resources required to fund development and launch of new products, travel and other resources associated with mitigation of tariffs, increased legal and professional fees associated with a minor acquisition of new technology, and ongoing focus on tax planning.

Total operating expenses were $52.2 million in the third quarter of 2019, which increased by 15% or $6.6 million, from $45.6 million in the third quarter of 2018.
Total Other Income. Total other income for the third quarter of 2019 increased by $0.3 million when compared with the third quarter of 2018.
Provision for Income Taxes. The effective tax rate was 15.0% in the third quarter of 2019 compared to 14.7% for same quarter of 2018. Generally, effective tax rates for these quarters differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2019 was $111.9 million, up from $111.3 million the third quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2018
Net Sales. Net Sales for the nine months ended September 30, 2019 increased by $34.4 million or 2% when compared with the same period in 2018.
Automotive net sales for the first nine months of 2019 were $1.38 billion, up 2% compared with automotive net sales of $1.35 billion for the first nine months of 2018, driven by a 3% period over period increase in automotive mirror unit shipments. North American automotive mirror shipments in the nine months ended September 30, 2019 increased 11% to 10.5 million units compared with the same period in 2018, primarily due to a period over period increase of 38% for North American unit shipments of the Company's exterior auto-dimming mirrors.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 62.8% for the first nine months of 2019, versus 62.5% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of annual customer price reductions and tariffs enacted in the second half of calendar year 2018 and in 2019, which was partially offset by improvements in product mix related to certain advance feature products as well as purchasing cost reductions. On a period over period basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the above-referenced enacted tariffs had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions and product mix improvements each independently had a positive impact on a period over period basis of approximately 100 - 150 basis points.

Operating Expenses. E, R & D expenses for the nine months ended September 30, 2019 increased 7% or $5.7 million when compared with the same period last year, primarily due to increased staffing levels related to development and launch of new business.
S, G & A expenses for the first nine months of 2019 increased 13% or $7.4 million when compared with the same period last year, primarily due to increases in staffing levels and benefits, travel and other resources associated with mitigation of tariffs, increased legal and professional fees associated with a minor acquisition of new technology, and ongoing focus on tax planning.
Total Other Income. Total other income for the nine months ended September 30, 2019 increased by $0.5 million when compared with the same period last year, primarily due to lower period over period interest expense compared to the first nine months of 2018.
Provision for Income Taxes. The effective tax rate was 15.9% for the nine months ended September 30, 2019 compared to 15.2% for the same period of 2018. The increase in the effective tax rate for the nine months ended September 30, 2019 compared to the same period of 2018 is primarily due to a decrease in discrete tax benefits related to equity compensation in the current year.
Net Income. Net income for the nine months ended September 30, 2019 decreased by $6.5 million or 2% to $325.1 million versus $331.6 million in the same period last year, due to the decrease in gross margin and increases in operating expenses described above.
FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2019 were $260.2 million, which increased $43.1 million compared to $217.0 million as of December 31, 2018. The increase was primarily due to positive cash flows from operations, which was partially offset by share repurchases, dividend payments and capital expenditures during the nine months ended September 30, 2019.
Short-term investments as of September 30, 2019 were $207.2 million, up from $169.4 million as of December 31, 2018, and Long-term investments were $103.0 million as of September 30, 2019, compared to $138.0 million as of December 31, 2018. Fluctuations in the two balances were driven by changes in fixed income investment maturities within the investment portfolio.
Accounts receivable as of September 30, 2019 increased approximately $39.6 million compared to December 31, 2018, primarily due to the higher sales during the most recently completed quarter, as well as timing of sales within each of the comparative periods.
Inventories as of September 30, 2019 were $238.7 million, compared to $225.3 million as of December 31, 2018.
Accounts payable as of September 30, 2019 increased approximately $2.5 million to $95.3 million when compared to December 31, 2018.
Accrued liabilities as of September 30, 2019 increased approximately $10.6 million compared to December 31, 2018, primarily due to an increase in accrued salaries and wages and tax liabilities due to timing of certain wage and tax payments.
Cash flow from operating activities for the nine months ended September 30, 2019 decreased $14.3 million to $383.9 million, compared with $398.2 million during the same nine month period last year, primarily due to lower net income and changes in working capital.
Capital expenditures for the nine months ended September 30, 2019 were approximately $58.3 million, compared with approximately $68.8 million for the same nine month period last year.
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

The following is a summary of working capital and long-term investments:

	September 30, 2019	December 31, 2018
Working Capital	$805,191,273	$681,769,335
Long Term Investments	103,025,468	137,979,082
Total	$908,216,741	$819,748,417

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and nine months ended September 30, 2019, the Company repurchased 3,569,577 and 11,369,224 shares, respectively. The Company has 22,472,033 shares remaining under the plan as of September 30, 2019, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

The Company's overall revenue growth during the third quarter of 2019 out-paced word-wide light vehicle production growth by between approximately seven and nine percent (7%-9%), in large part due to the many different product launches that have been executed in 2018 and year to date in 2019. The growth in revenue was partially offset by Company specific product revenue headwinds of approximately 350 basis points when compared to the same prior year quarter, in addition to the GM strike affecting the Company's unit shipments. The GM strike began on September 15, 2019 and, as a result, caused approximately 200 basis points in lost revenue in the third quarter of 2019. The Company's unit and revenue growth continue to be driven by the Company's electrochromic technology, the success of the Full Display Mirror®, as well as other electronic features, such as the Integrated Toll Module® and HomeLink®.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 16 net new vehicle models during the third quarter of 2019. Advanced feature launches in the quarter were led by new launches of HomeLink®, where there were 7 net new nameplate launches. During the third quarter of 2019 the Company launched base interior auto-dimming mirrors on 5 new nameplates for domestic China automaker customers. These nameplate launches represent further penetration of the Company's core auto-dimming technology into the China market.

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

As of the third quarter of 2019, the Company is shipping production Full Display Mirrors® to five automaker customers, which are General Motors, Subaru, Toyota, Nissan, and Jaguar Land Rover. The launches for Jaguar Land Rover are the first launches with a European based OEM and include product shipments that will be used for global applications on these vehicles. In the third quarter of 2019, the Company launched one additional nameplate, which means the Company is currently shipping on 31 vehicle nameplates for Full Display Mirror®. During the third quarter of 2019, the Company was also able to secure its 10th OEM for Full Display Mirror®. The Company continues to see interest from other automotive customers and is negotiating with other customers on an on-going basis. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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

On March 31, 2014, the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States. NHTSA responded to this petition on June 30, 2016 with a letter requesting additional information, and noted on October 10, 2019 that NHTSA had not received a complete response to the letter. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. In the second half of 2018, the Office of Management and Budget published its regulatory and deregulatory agenda, which included a reference to a prerule stage for NHTSA related to amending the rear visibility standard to allow the option for camera-monitor systems to replace mirrors. Also, NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues.
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

On October 18, 2019, a petition for temporary exemption from FMVSS 111 submitted by Audi of America was published requesting NHTSA to grant a two-year exemption to sell up to 2,500 vehicles for each twelve month period (up to 5,000 vehicles) that are equipped with camera monitoring systems and do not include FMVSS 111 compliant outside mirrors.

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

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. In September 2019, the Company signed a new agreement with TransCore in the ordinary course of business which extended the term of the partnership. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. In the first quarter of 2019, the Company began its first volume shipments of the ITM® product to Audi. During the second quarter of 2019, the first consumers began registering their ITM® systems online to activate the device and began using the system for normal tolling use. The Company will monitor and assess feedback from consumers, dealers, and the OEM in order to help others understand the use case and acceptance of this product. Over the next 18 months, the Company expects further ITM® nameplate launches with Audi, as well as the initial launch of ITM® at two additional OEMs. These OEM launches are targeted to begin production shipments in the 2020 or 2021 time periods.

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

On December 8, 2015 NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP.

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

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program.

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

OUTLOOK

The Company’s forecasts for light vehicle production for the fourth quarter and full year of 2019 are based on IHS Markit's mid-October 2019 forecasts for light vehicle production in North America, Europe, China, and Japan and Korea. Using the mid-October 2019 light vehicle production forecasts indicated in the table below, the Company has provided certain guidance for calendar years 2019 and 2020.

Light Vehicle Production (per IHS Markit Automotive mid-October light vehicle production forecast)
(in Millions)
Region	4Q 2019	4Q 2018	% Change	Calendar Year 2019	Calendar Year 2018	% Change
North America	3.78	4.19	(10)%	16.27	16.96	(4)%
Europe	5.30	5.44	(3)%	21.21	21.99	(4)%
Japan and Korea	3.25	3.56	(9)%	13.18	13.20	—%
China	7.06	7.12	(1)%	24.53	26.85	(9)%
Total Light Vehicle Production	19.39	20.31	(5)%	75.19	79.00	(5)%

Based on the aforementioned IHS Markit light vehicle production forecasts, current forecasted product mix, expense growth estimates, actual performance through the first nine months of 2019, and estimates regarding the impact of the GM strike that are detailed herein, the Company has provided certain updates for the fourth quarter 2019, as well as its previously announced annual guidance ranges, which are also set forth below. Guidance for the fourth quarter of 2019 reflects the Company's best estimate of the impact of the ongoing GM strike, as well as changes to the IHS Markit's estimates for light vehicle production for the fourth quarter. Based on order changes the Company has seen during the end of the third quarter and beginning of the fourth quarter of 2019 from GM, the Company estimates the impact to be approximately $7 - $8 million in lost sales, per week of the strike. Based on the lost sales to date, the Company's estimate of additional lost revenue before the GM strike ends and GM resumes full vehicle production, and changes to IHS estimates, the Company estimates that net sales will be between $430 million and $455 million for the fourth quarter of 2019.

Based on the aforementioned, the Company currently estimates that top line revenue for calendar year 2019 will be between $1.84 and $1.87 billion.
The Company continues to see order rates and booked business that allow for these estimates despite period-over-period year declines in light vehicle production in its primary markets. Nevertheless, ongoing uncertainties remain including: impact of ongoing customer employee strikes; light vehicle production levels; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on updated net sales guidance for the fourth quarter and calendar year 2019, the Company has estimated that the gross margin for the fourth quarter will be between 35% and 36%. Based on actual results for the first nine months of 2019, the aforementioned forecasted revenues for the remainder of 2019, anticipated product mix and anticipated tariff costs, the Company has also estimated that the gross profit margin will be between 36.6% and 37.0% for calendar year 2019.

The Company has estimated that its operating expenses, which include E, R & D expenses and S, G & A expenses, are expected to be approximately $198 - $200 million for calendar year 2019, primarily due to staffing costs, professional fees and travel expenses, which continue to support growth and the development of new business and technology advances.

In light of on-going demand for the Company's auto-dimming mirrors and electronics, and based on actual spending levels through the first nine months of 2019, the Company continues to anticipate that 2019 capital expenditures will be approximately $90 - $100 million, the majority of which will be equipment purchases. Capital expenditures in the calendar year 2019 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
Based on actual results for the first nine months of 2019, and expected projects in the fourth quarter, the Company has estimated that depreciation and amortization expense for calendar year 2019 will be approximately $104 - $107 million.
The Company has estimated its effective annual tax rate for calendar year 2019 to be in the range of 16.0% to 16.5%.
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
Finally, based on available light vehicle production forecasts and current forecasted product mix, the Company is making no changes to its previously announced range of revenue estimates for calendar year 2020, which continues to be estimated to be over and above the 2019 revenue estimates in the range of 3% to 8%.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to other-than-temporary impairment adjustment on available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2019, there are no material changes in the risk factors previously disclosed in the Company's report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth in Item 2.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, "poised", “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Includes content supplied by IHS Markit Light Vehicle Production Forecast (October 16, 2019) (http://www.gentex.com/ forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the nine months ended September 30, 2019, the Company repurchased 11,369,224 shares. The Company has 22,472,033 shares remaining under the plan as of September 30, 2019.

The following is a summary of share repurchase activity during each quarter of the nine months ended September 30, 2019:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2019	75,001	21.42	75,001	33,766,256
February 2019	2,499,850	20.24	2,499,850	31,266,406
March 2019	2,150,087	20.49	2,150,087	29,116,319
1st Quarter 2019 Total	4,724,938	20.37	4,724,938

April 2019	240,037	23.07	240,037	28,876,282
May 2019	1,858,307	22.20	1,858,307	27,017,975
June 2019	976,365	23.64	976,365	26,041,610
2nd Quarter 2019 Total	3,074,709	22.72	3,074,709

July 2019	380,220	27.22	380,220	25,661,390
August 2019	1,828,442	26.69	1,828,442	23,832,948
September 2019	1,360,915	27.54	1,360,915	22,472,033
3rd Quarter 2019 Total	3,569,577	27.07	3,569,577

2019 Total	11,369,224	23.11	11,369,224	22,472,033

As of September 30, 2019 the Company has repurchased 124,527,695 shares at a total cost of $1,804,879,295 under its share repurchase plan or otherwise previously disclosed.

Item 6. Exhibits.

See Exhibit Index on Page 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 1, 2019	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 1, 2019	/s/ Kevin C. Nash
Kevin C. Nash
Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
10	Speciman Form of Gentex Corporation Non-Employee Director Restricted Stock Agreement
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase