Form 10-K
period 2019-12-31
GENTEX CORP
filed 2020-02-26
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
Commission File No.: 000-10235
GENTEX CORPORATION
(Exact name of registrant as specified in its charter)

Michigan		38-2030505
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

600 N. Centennial Street,		49464
Zeeland,	Michigan
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 616-772-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.06 per share	GNTX	NASDAQ Global Select Market
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

Large accelerated filer	✓	Accelerated filer
Non-accelerated filer		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑
As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), 254,779,119 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $6,258,471,128 computed at the closing price on that date.
As of February 1, 2020, 251,274,340 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2019
FORM 10-K

Part I

Item 1.        Business.

(a)	General Development of Business

Gentex Corporation (the "Company") was incorporated as a Michigan corporation in 1974. The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, dimmable glass, and fire protection products, including: automatic-dimming rearview and non-dimming mirrors and electronics for the automotive industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics that are value added features to the interior and exterior automotive rearview mirrors as well as electronics for interior visors, overhead consoles, and other locations in the vehicle. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

In 2015, the Company began making shipments of the Full Display Mirror® ("FDM"®), which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company signed an exclusive agreement in the ordinary course of business with TransCore LLP to integrate TransCore's toll module technology into the vehicle in a first-to-market application referred to as Integrated Toll Module® or "ITM"®. The interior mirror is an optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield.

In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX International Corporation to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® in North America. The Company has also displayed a new three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with many of its other electronic features, including, HomeLink® and HomeLink Connect® or the Integrated Toll Module®. The biometric system allows for added security and convenience for multiple drivers by adding an additional factor of authentication for increased security, when a driver (or passenger) enters a vehicle. The Company announced in January 2018 that it entered into an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, Inc., the Company's partner in home automation technology. The Company continues to work with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure called HomeLink Connect®. HomeLink Connect® is a home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink Connect® compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings. In addition to the foregoing, the Company has addressed improvements to the HomeLink® training process by adding functionality within the HomeLink Connect® app to allow consumers to pair their garage door openers with their HomeLink® buttons.
In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the Company announced that Airbus will also be offering the Company's dimmable aircraft windows on its aircraft with production starting in late 2020.

In January 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features that address major gaps in current surgical lighting solutions.

In 2020, the Company will be continuing to work on the intelligent medical lighting system in preparation for clinical trials in order to assess system performance and work toward obtaining any necessary approvals. The Company estimates that it could take 18 to 24 months to complete these trials, before a system could be available for commercial applications.

Automotive revenues represent approximately 97% of the Company's total revenue in 2019, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)	[Reserved]

(c)	Narrative Description of Business

The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, dimmable glass, and fire protection products, including: automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry.

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but can also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features available in its automatic-dimming applications.

The Company manufactures other automotive electronics products through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Certain of the Company's newer features can be located either in the rearview mirror or other locations in the vehicle. Additionally, as the Company expands its Full Display Mirror® product and the Integrated Toll Module® system, rearward facing video cameras and integrated toll transponders are being produced and sold.

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs, automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 97% of the Company’s consolidated net sales in 2019.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, Panasonic, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Tokai Rika Company, Peak Power Automotive, SMR Automotive, ADAYO, Alpine Electronics, Inc., MEKRA Group, Ningbo Feng Mei, Chogqing Yimei, Guangdong, Yuanfeng, Xiamen Intretech, TT Electronics, and the China automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect® , frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development include: biometric authentication systems, hybrid and fully digital camera monitoring systems ("CMS"), digital video recording solutions, driver and cabin monitoring systems, cabin sensing systems, touch screen displays for mirrors, and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices which include, such as sunroof and moonroof applications, driver and passenger windows and other window surfaces in vehicles, among others.
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
Historically, new safety and comfort and convenience options have entered the original equipment automotive market on “top of the line” or luxury model automobiles. As the selection rates for the options on the luxury models increase, they generally become available on more models throughout the product line. The ongoing trend of domestic and foreign automakers is to offer several options as a package. The Company believes that its automatic-dimming mirrors with and without advanced features will continue to be offered in more option packages, and continue to be available on more small and mid-size vehicle models as consumer awareness of these safety and comfort and convenience features continue to grow, and as the Company continues its efforts to make automakers aware of the Company's technology available on competitive vehicle platforms. With design trends currently reducing visibility in today's passenger vehicles, the Company's Full Display Mirror® has gained popularity for its ability to leverage a custom camera and mirror-integrated video display to optimize a vehicle’s rearward view. The ability to optimize rearward visibility increases the use case of FDM® for many different vehicles, from volume based nameplates to luxury models. Increasing demand for the FDM® system appears to be based on the ability to capture video from a rearward-facing camera and streams it to a unique mirror-integrated LCD, which provides the driver with an unobstructed, panoramic view behind the vehicle, while at the same time offering the functionality of a standard rearview mirror with the flip of a switch.

Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 94% market share worldwide in 2019 and an approximate 92% market share in 2018. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International Inc. ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and may have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. Additionally, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and the Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development effor ts by numerous third parties.
Through the Company's HomeLink® function, the Company is the leading supplier of integrated wireless in-vehicle communication devices to the automotive industry for communication with garages, gates, parking barriers, and certain home automation products. HomeLink® business continues to be awarded to the Company either through its automatic-dimming rearview mirrors, or through HomeLink® electronic modules which are integrated into other areas of the automobile (i.e. visors, overhead consoles, and center consoles). In 2014, the Company announced HomeLink® applications for alternative automobiles and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, backhoes and golf carts. These product developments will utilize the market leading HomeLink® V system of communication to the home, door locks, garage doors, gates, lights, security systems, and an increasing array of home automation products. The Company believes it is being awarded virtually all business in this area and that while the Company believes it continues to maintain a competitive advantage in this area, the increased focus on vehicle and home connectivity through other devices represents a competitive threat to this business. The Company announced in January 2018 the launch of HomeLink Connect®, an extension of the Company's HomeLink® feature and an all-new home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle’s center console display and/or rearview mirror controls. Drivers of HomeLink Connect® compatible vehicles will be able to download and configure the app to control a myriad of individual home automation devices, or create entire home automation settings. In August 2019, the Company announced its shipping of the latest version of its HomeLink Connect® car-to-home automation system to VOXX Electronics Corporation for sale in the automotive aftermarket. The system consists of a Bluetooth-enabled automatic-dimming mirror with integrated buttons that can be programmed to operate a myriad of radio frequency and cloud-based home automation devices.
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
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. SmartBeam®, FDM®, rear video camera, etc.), as well as continuing to expand the capabilities of the Company's hybrid and fully digital CMS technology, the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that could present a formidable competitive threat in the future as new products/features and technologies are brought to market.
Dimmable Aircraft Windows
The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner series of aircraft. In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the Company announced that Airbus will also be offering, as optional content, the Company's dimmable aircraft windows on its aircraft with production starting in late 2020.
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
Fire Protection Products

The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, photoelectric smoke alarms and electrochemical carbon monoxide alarms, electrochemical carbon monoxide alarms and detectors, audible and visual signaling appliances, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential establishments.
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
Trademarks and Patents
The Company owns 38 U.S. Registered Trademarks and 660 U.S. Patents, of which 31 Registered Trademarks and 583 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These Patents expire at various times between 2020 and 2038. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 336 foreign Registered Trademarks and 877 foreign patents, of which 320 Registered Trademarks and 855 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2020 and 2044. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that applicable in the U.S. market.

The Company owns 64 U.S. Patents and 11 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2020 and 2038, while the foreign patents expire at various times between 2021 and 2034.
The Company owns 7 U.S. Registered Trademarks, 13 U.S. Patents, 16 foreign Registered Trademarks, and 11 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2021 and 2035, while the foreign patents expire at various times between 2020 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 256 U.S. Patent applications, 503 foreign patent applications, and 31 Registered Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Miscellaneous
The Company considers itself to be engaged in the design, development, manufacturing, marketing, and supply of digital vision, connected car, dimmable glass, and fire protection products, including: automatic-dimming rearview mirrors, non-automatic-dimming rearview mirrors and electronics for the automotive industry; variable dimmable windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry. The Company has several important customers within the automotive industry, three of which each account for 10% or more of the Company's net sales in 2019 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of any of these customers (or certain other significant customers) cou ld have a material adverse effect on the Company's business, financial condition, and/or results of operations.
As of February 1, 2020, the Company had 5,874 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

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

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, "poised", “project”, “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and electronic component shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws and interpretations; import and export duty and tariff rates in or with the countries with which we conduct business; and negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Forward-looking statements include content supplied by IHS Markit Light Vehicle Production Forecast (January 16, 2020) (http://www.gentex.com/ forecast-disclaimer).
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 97% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, while perhaps relatively stable domestically, continues to be uncertain when considering the global automotive market, and continues to cause increased financial and production stresses evidenced by volatile automotive production levels (including continued decreases in light vehicle production in China), volatility with customer orders, supplier part and material shortages, automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity material cost increases and/or supply constraints, tariffs, consumer vehicle preference shifts (where we may have a lower penetration rate and lower content per vehicle), and supply chain stresses, all of which have been exacerbated by the coronavirus. If automotive customers (including their Tier 1 suppliers) and suppliers experience plant shutdowns, work stoppages, strikes (such as the employee strike at General Motors in the fourth quarter of 2019, which negatively impacted revenue, gross margin, etc. in the fourth quarter and year ended December 31, 2019), part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/

or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases, which can result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2019 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience on-going pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, increases in unit shipments of mirrors and electronics with advanced features, and/or new or advanced technologies, each of which pose an ongoing challenge, which could adversely impact our business, financial condition, and/or results of operations.
Tariffs. The geo-political environment between the Unites States and other jurisdictions, including China and the European Union, continues to cause uncertainty on tariffs and trade. Starting in 2018, and throughout calendar year 2019, the United States enacted new tariffs on numerous raw materials that the Company imports from China, and likewise China also enacted retaliatory tariffs on the finished goods that the Company imports into China for distribution and sale in the China market. Such tariffs increase the Company's input costs, and potentially challenge the Company's competitive position in the China market. Even though in January 2020, the United States and China came to agreement on the first phase of a trade deal to halt tariff increases, uncertainty remains. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment will continue to interfere with automotive supply chains and may have a continued negative impact on the Company’s business, financial condition, and/or results of operations.

Competition. We recognize that Magna Mirrors, our main competitor, may have considerably more resources available to it, and may present a formidable competitive threat. Additionally, other companies have demonstrated products that are competitive to our Full Display Mirror® system and other products. We acknowledge that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
For example, our SmartBeam® product is a driver-assist feature for headlamp lighting control that competes with other multiple-function driver-assist features that include headlamp lighting control as one of the multiple functions. While we believe SmartBeam® is a low cost solution for a safety feature that makes nighttime driving safer by maximizing a vehicle's high-beam usage, competition from multiple-function driver-assist products has already and could continue to impact the success of SmartBeam®.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use camera monitoring systems ("CMS") as an option to replace conventional rearview mirrors within North America, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues.

On October 18, 2019, a petition for temporary exemption from FMVSS No. 111 submitted by Audi of America was published requesting NHTSA to grant a two-year exemption to sell up to 2,500 vehicles for each twelve month period

(up to 5,000 vehicles) that are equipped with camera monitoring systems and do not include FMVSS No. 111 compliant outside mirrors.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's Full Display Mirror® since 2015 and has been awarded programs with ten (10) OEM customers. The Company is currently shipping production Full Display Mirrors® to five automaker customers, which are General Motors, Subaru, Toyota, Nissan, and Jaguar Land Rover. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company recently announced the CMS development program with Aston Martin. The Company has also previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

Product Mix. We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell and to which customers, during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of such changes and circumstances impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content could have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. If actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations could be negatively impacted.

Business Combinations. We anticipate that acquisitions of businesses and assets may play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, have resources available for or obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby potentially increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable windows, certain electronics, and fire protection products, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, represents a current and on-going risk for the Company.
New Technology and Product Development. We continue to invest significantly in engineering, research and development projects. Should these efforts ultimately prove unsuccessful, our business, financial condition, and/or results of operations could be adversely affected.
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect business, financial condition, and/or results of operations. If a person or company claims that our products infringed their intellectual property rights, any resulting litigation could be costly, time consuming, and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks and makes such risk part of our on-going business. To that end, we periodically obtain intellectual property rights, in the orbdinary course of business, to strengthen our intellectual property portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.
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
Supply Chain Disruptions. Due to the just-in-time supply chains within our business and the automotive industry, a disruption in a supply chain caused by one or more of our suppliers and/or an unrelated Tier 1 supplier due to part shortages, natural disasters, coronavirus, work stoppages, strikes, bankruptcy, etc. could disrupt our shipments to one or more automakers or Tier 1 customers, which could adversely affect our business, financial condition, and/or results of operations.
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed at our manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services could be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these risks. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.

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

Employees. Our business success depends on attracting and retaining qualified personnel. Throughout our Company, our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience and a skilled workforce could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in, and low unemployment generally has caused, increased turnover. In addition, any unplanned turnover or inability to attract and retain key employees, including managers, could have a negative effect on our business, financial condition and/or results of operations.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, 2015, 2016, 2017, 2018, and 2019, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals, the Company cannot be certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

The European New Car Assessment Program ("Euro NCAP") provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles has impacted and could continue to impact take rates for the Company's SmartBeam application on these vehicles.

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

On October 12, 2018, NHTSA published a Notice of Proposed Rulemaking ("NPRM") for amendments to Federal Motor Vehicle Safety Standard ("FMVSS") No. 108: Lamps, reflective devices, and associated equipment, and initiated a comment period. The NPRM proposes amendments that would permit the certification of adaptive driving beam head-lighting systems, if the manufacturer chooses to equip vehicles with these systems. NHTSA proposes to establish appropriate performance requirements to ensure the safe introduction of adaptive driving beam head-lighting systems if equipped on newly manufactured vehicles. The Company believes that its dynamic SmartBeam® lighting control system (dynamic forward lighting or DFL), which has been sold in markets outside of North America for several years, will meet the requirements of the new FMVSS No. 108 standards, if amended. The Company's SmartBeam® application has and will continue to be affected by increased competition suppliers of multi-function driver assist camera products, which are able to achieve some of the same functionality as SmartBeam® but at a lower cost, due to other suppliers leveraging similar hardware costs, but offering products with multiple software features.

As noted, on October 10, 2019, an ANPRM was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under FMVSS No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues.

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

•	Tariffs (as discussed herein), quotas, customs and other import or export restrictions and other trade barriers;

•
Natural disasters, political crises, and public health crises (such as the coronavirus in Wuhan, China), which have caused and will likely continue to cause downtime and closures at both supplier and customer facilities;

•	Brexit, and its impact;

•	Expropriation and nationalization;

•	Difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	Reduced intellectual property protection;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Investment restrictions or requirements;

•	Export and import restrictions;

•	Violence and civil unrest in local countries;

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $19.55 to a high closing price of $29.74 during calendar year 2019. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2019 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility to support production in Zeeland, Michigan. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities at December 31, 2019 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Manufacturing, Office
Zeeland, MI	161,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	359,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	258,400	2018	Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	40,000	2017	Office, Warehouse
(1)Date of Acquistion/Build refers to first year of operations, and does not refer to subsequent additions or expansions.

In the fourth quarter of 2019, the Company began construction of a 36,000 square-foot addition to its main corporate office and manufacturing facility to expand its chemistry lab facilities. The total cost of this addition is estimated to be $10 million and will be funded from cash and cash equivalents on hand. The facility is expected to be operational by the fourth quarter of 2020.

The Company additionally has leased sales and engineering offices throughout Europe and Asia to support its sales and engineering efforts:

Country	Number of Leased Offices
Germany	3
Japan	3
United Kingdom	1
France	1
Sweden	1
Korea	1
The Company's Automotive Products segment operates in virtually all of the foregoing facilities. The Company's Other segment operates in certain Zeeland, Michigan facilities.
Capacity.

The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 33 - 36 million interior automatic-dimming mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2019, the Company shipped 29.6 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 14 - 17 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2019, the Company shipped approximately 13.3 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2020, there were 2,238 record-holders of the Company’s common stock and restricted stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2014 and reinvestment of dividends in all cases.
In March 2019, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.115 per share until the board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

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

The following is a summary of share repurchase activity during 2019:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2019	75,001	$21.42	75,001	33,766,256
February 2019	2,499,850	20.24	2,499,850	31,266,406
March 2019	2,150,087	20.49	2,150,087	29,116,319
April 2019	240,037	23.07	240,037	28,876,282
May 2019	1,858,307	22.20	1,858,307	27,017,975
June 2019	976,365	23.64	976,365	26,041,610
July 2019	380,220	27.22	380,220	25,661,390
August 2019	1,828,442	26.69	1,828,442	23,832,948
September 2019	1,360,915	27.54	1,360,915	22,472,033
October 2019	520,345	27.98	520,345	21,951,688
November 2019	900,765	28.75	900,765	21,050,923
December 2019	985,604	28.66	985,604	20,065,319
Total	13,775,938		13,775,938

* See above paragraph with respect to the publicly announced share repurchase plan

Item 6.	Selected Financial Data.

(dollars in thousands, except per share data)
	2019	2018	2017	2016	2015
Net Sales	$1,858,897	$1,834,064	$1,794,873	$1,678,925	$1,543,618
Net Income	424,684	437,883	406,792	347,591	318,470
Earnings Per Share (Fully Diluted)	$1.66	$1.62	$1.41	$1.19	$1.08
Gross Profit Margin	37.0%	37.6%	38.7%	39.8%	39.1%
Cash Dividends per Common Share	$0.460	$0.440	$0.390	$0.355	$0.335
Total Assets	$2,168,803	$2,085,434	$2,352,054	$2,309,620	$2,148,673
Long-Term Debt Outstanding at Year End	$—	$—	$—	$178,125	$225,625

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2019	2018
	Year Ended December 31,			Vs	Vs
	2019	2018	2017	2018	2017
Net Sales	100.0%	100.0%	100.0%	1.4%	2.2%
Cost of Goods Sold	63.0	62.4	61.3	2.4	3.9
Gross Profit	37.0	37.6	38.7	(0.3)	(0.6)
Operating Expenses:
Engineering, Research and Development	6.2	5.8	5.6	7.0	7.4
Selling, General and Administrative	4.6	4.1	4.0	13.1	5.3
Total Operating Expenses:	10.7	9.9	9.5	9.6	6.5
Operating Income	26.3	27.7	29.2	(3.9)	(2.9)
Other Income/(Expense)	0.6	0.8	0.5	(14.7)	65.0
Income Before Provision for Income Taxes	26.9	28.5	29.6	(4.1)	(1.8)
Provision for Income Taxes	4.1	4.6	7.0	(10.0)	(32.7)
Net Income	22.8%	23.9%	22.7%	(3.0)%	7.6%
Results of Operations: 2019 to 2018
Net Sales. In 2019, Company net sales increased by $24.8 million, or 1% compared to the prior year. Net sales for 2019 were negatively impacted by: lower than forecasted global vehicle production rates for calendar year 2019, which were down 6% on a a year over year basis; and by approximately 1% from the strike at General Motors which occurred in the fourth quarter of 2019. Despite these negative impacts, automotive net sales increased as a result of a 3% increase in automatic-dimming mirror shipments, from 41.6 million units in 2018 to 42.9 million units in 2019, due more so to growth within the Company's domestic market than its international markets. North American automotive mirror shipments increased 8% in 2019 when compared with the prior year, primarily due to increased penetration of exterior automatic-dimming mirrors.
Other net sales increased 13% to $48.4 million compared to the prior year, as dimmable aircraft window sales increased 19% year over year and fire protection saw an increase in net sales of 7% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 62.4% in 2018 to 63.0% in 2019, primarily due to annual customer price reductions that were not fully offset with purchasing cost reductions, as well as an increase in costs related to tariffs. Annual price reductions and tariffs independently impacted cost of goods sold as a percentage of net sales by approximately 75 - 200 basis points. These negative impacts were partially offset by the impact of purchasing cost reductions and product mix impacts that independently impacted cost of goods sold as a percentage of net sales by approximately 75 - 150 basis points.
Operating Expenses. Engineering, research and development expenses increased by $7.6 million or 7% from 2018 to 2019, but remained at 6% of net sales. E, R & D increased, primarily due to increased staffing levels which continue to support growth and launch of new business, as well as development of new products.
Selling, general and administrative expenses increased by $9.9 million or 13% from 2018 to 2019, representing 5% of net sales in 2019 versus 4% of net sales in 2018. The primary reason for the increase from 2018 to 2019 was due to increased staffing levels, travel expenses, and professional fees.

Total Other Income/(Expense). Investment income remained at $11.2 million for 2019 compared to 2018. Other income – net decreased $2.0 million in 2019 versus 2018, primarily due to a decrease in gains on sales of debt investments on a year over year basis.
Taxes. The effective tax rate was 15.1% for year ended December 31, 2019 compared to 16.1% the prior year. The effective tax rates in 2019 and 2018 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction. In 2019, the effective tax rate differed from the statutory federal income tax rate also primarily due to the Foreign Derived Intangible Income Deduction. The decrease in the effective tax rate year over year primarily relates to increase in the benefits derived from the Foreign Derived Intangible Income Deduction, Research & Development Credit and Stock Compensation Expense.
Net Income. Net income decreased by $13.2 million, or 3% year over year, primarily due to the decrease in gross margin and increases in operating expenses primarily related to increased staffing levels.

Results of Operations: 2018 to 2017
Net Sales. In 2018, Company net sales increased by $39.2 million, or 2% compared to the prior year. Automotive net sales increased due to a 6% increase in automatic-dimming mirror shipments, from 39.3 million units in 2017 to 41.6 million units in 2018, primarily reflecting increased overall penetration of automatic-dimming mirrors, primarily within the Company's international markets. International automotive mirror unit shipments increased 7% in 2018 when compared with the prior year, primarily due to increased penetration of both interior and exterior automatic dimming mirrors to certain European and Japanese automakers.
Other net sales increase 17% to $42.9 million compared to the prior year, as dimmable aircraft window sales increased 16% year over year, and fire protection saw an increase in net sales of 8% year over year.
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
Total Other Income/(Expense). Investment income increased $1.8 million in 2018 versus 2017, primarily due to higher interest rates available for the Company's investable funds. Other income – net increased $3.7 million in 2018 versus 2017, primarily due to decreased interest expense associated with the Company's debt financing, as discussed further in Note 2 of the Consolidated Financial Statements.
Taxes. The effective tax rate was 16.1% for year ended December 31, 2018 compared to 23.5% the prior year. The effective tax rate in 2017 and 2018 differed from the statutory federal income tax rate, primarily due to the domestic manufacturing deduction as well as the re-measurement of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act of 2017 ("Act"). In 2018, the effective tax rate differed from the new statutory federal income tax rate primarily due to the Foreign Derived Intangible Income Deduction. The decrease in the effective tax rate in 2018 from the prior year was due to the change in statutory tax rate as passed in the Act to 21% from 35%.
Net Income. Net income increased by $31.1 million, or 8% year over year, primarily due to the lower effective tax rate on a year over year basis.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of a 6% decline in global light vehicle production from 2018 to 2019.
The Company's cash and cash equivalents were $296.3 million, $217.0 million and $569.7 million as of December 31, 2019, 2018 and 2017, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $8.5 million, $8.3 million and $12.6 million as of December 31, 2019, 2018 and 2017, respectively.
The Company's current ratio increased from 5.0 as of December 31, 2018 to 5.5 as of December 31, 2019, reflecting the increase in working capital. The Company's current ratio increased from 4.9 as of December 31, 2017, to 5.0 as of December 31, 2018, reflecting the repayment of $78 million of the Company's long term debt, that was offset by share repurchases discussed herein.
Cash flow from operating activities was $506.0 million, $552.4 million and $501.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash flow from operating activities decreased $46.5 million for the year ended December 31, 2019 compared to the prior year, primarily due to decreased net income and changes in working capital. Cash flow from operating activities increased $51.4 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to increased net income which was partially offset by changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2019 decreased by $129.1 million to $56.7 million, compared with $185.8 million, for the year ended December 31, 2018, primarily due to decreased investment purchases, which was partially offset by a decrease in fixed income investment maturities during the year. Cash flow used for investing activities for the year ended December 31, 2018 increased by $108.1 million to $185.8 million, compared to the year ended December 31, 2017, primarily due to increased investment purchases during the year.
Capital expenditures were $84.6 million, $86.0 million, and $104.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. Capital expenditures for the year ended 2019 remained consistent with the year ended 2018, however, capital expenditures decreased by $18.0 million for the year ended December 31, 2018 compared to the prior year primarily due to decreases in production equipment purchases and building related costs.
Cash flow used for financing activities for the year ended December 31, 2019, decreased $349.3 million to $370.0 million, compared to the year ended December 31, 2018, primarily due to a reduction in the amount of shares of common stock repurchased which totaled $331.5 million during the calendar year 2019 as compared to $719.3 million during the calendar year 2018. Cash flow used for financing activities for the year ended December 31, 2018, increased $319.3 million to $719.3 million compared to the year ended December 31, 2017, primarily due to repurchases of common stock of $591.6 million during the calendar year 2018 compared to $231.4 million during the calendar year 2017.

Short-term investments as of December 31, 2019 were $140.4 million, down from $169.4 million as of December 31, 2018 and long-term investments were $139.9 million as of December 31, 2019, up from $138.0 million as of December 31, 2018, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2019 increased $21.9 million compared to December 31, 2018, primarily due to the timing of sales within each of the comparable periods.
Inventories as of December 31, 2019, increased $23.7 million compared to December 31, 2018, primarily due to increased raw material inventory levels to support first quarter 2020 production and sales forecasts, as well as higher levels of component inventory with longer lead-times.
Intangible Assets, net as of December 31, 2019 decreased $19.3 million compared to December 31, 2018, due to the amortization of definite lived intangible assets and patents, discussed further in in Note 10 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2019, increased $4.7 million compared to December 31, 2018, primarily due the timing of inventory and capital expenditure payments.
Management considers the Company’s current working capital and long-term investments, as well as its existing credit financing arrangement (notwithstanding covenants prohibiting additional indebtedness), discussed further in Note 2 o

f the Consolidated Financial Statements, in addition to internally generated cash flow, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments. The following is a summary of working capital and long-term investments:

	2019	2018	2017
Working Capital	$778,530,092	$681,769,335	$940,916,816
Long Term Investments	139,909,323	137,979,082	57,782,418
Total	$918,439,415	$819,748,417	$998,699,234

The increase in working capital as of December 31, 2019 is primarily due to cash flow from operations, which was partially offset by share repurchases, dividend payments and capital expenditures. The decrease in working capital as of December 31, 2018 compared to December 31, 2017 is primarily due to increased share repurchases, dividend payments and capital expenditures, which in combination were more than provided by cash flow from operations.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Markit. IHS Markit current forecasts for light vehicle production for calendar year 2020 are approximately 16.5 million units for North America, 20.7 million units for Europe, 12.9 million units for Japan and Korea, and 24.4 million units for China.
The Company currently estimates that top line revenue for calendar year 2020 will be between $1.91 and $2.0 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates an expected vehicle production decrease in 2020 and only a modest increase in 2021 compared to 2020. Continuing uncertainties, including: light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including tariffs; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, coronavirus, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 36% and 37% for calendar year 2020. Historically, annual customer price reductions have placed significant pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2020, the Company hopes it may be able to offset certain annual customer price reductions with purchasing cost reductions and operational efficiencies, but there is no certainty of being able to do so.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses, are expected to be between $205 and $215 million for calendar year 2020, due in part to increased staffing levels which continue to support growth and launch of new business as well as development of new products. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and create iterations of those products that help keep its products new and attractive to our customers. In addition, the Company has been investing heavily in the next wave of innovation, many of which were shown for the first time in 2020, and included new products for automotive, aerospace and developments in intelligent medical lighting.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are highly proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current market as well as to use its core competencies to develop products that are applicable in other markets.
In light of on-going demand for our automatic-dimming mirrors and electronics, the Company currently anticipates that 2020 capital expenditures will be between $85 and $95 million, a majority of which will be production equipment purchases. Capital expenditures for calendar year 2020 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.

The Company also estimates that depreciation and amortization expense for calendar year 2020 will be between $105 and $110 million.
The Company is further estimating that its tax rate will be between 15.0% and 17.0% for calendar year 2020.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2020 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2021. IHS Markit current forecasts for light vehicle production for calendar year 2021 are approximately 16.5 million units for North America, 21.2 million units for Europe,12.6 million units for Japan and Korea, and 25.3 million units for China. Based on these forecasts, the Company is estimating that revenue for calendar year 2021 will increase approximately 3% to 8% over current estimates provided for 2020 revenue. As noted above, continuing uncertainties make forecasting difficult.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, and interest rate risk. Fluctuating interest rates and securities prices could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments. The Company does not currently believe such risks are material.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during calendar year 2019, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for calendar year 2018 and 8% for calendar year 2017). The Company currently expects that approximately 7% of the Company’s net sales in calendar year 2020 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (in millions) as of December 31, 2019.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	1.1	0.7	0.4
Purchase obligations	138.1	138.1	—	—	—
Dividends payable	28.9	28.9	—	—	—
Total	168.1	167.7	0.4

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
As part of certain agreements, entered into in the ordinary course of business, the Company is asked to provide customers with annual price reductions. Such amounts are estimated and accrued as a reduction of revenue as products are shipped to those customers. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. In addition, the Company has ongoing adjustments to our pricing arrangements with customers based on the related content, the cost of our products and other commercial factors. Such pricing accruals are adjusted as they are settled with our customers.

See also Item 13 of Part III with respect to "Certain Transactions", which is incorporated herein.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales	$468,589	$465,420	$468,711	$454,981	$477,761	$460,253	$443,836	$453,409
Gross Profit	169,645	172,628	176,538	172,804	180,321	172,990	161,805	172,044
Operating Income	121,596	128,515	127,905	126,683	128,136	127,428	110,901	125,499
Net Income	104,280	111,249	108,959	109,024	111,898	111,336	99,547	106,275
Basic Earnings per share(1)	$0.40	$0.40	$0.42	$0.40	$0.44	$0.42	$0.39	$0.41
Diluted Earnings per share(1)	$0.40	$0.40	$0.42	$0.40	$0.44	$0.42	$0.39	$0.41
(1)Basic and diluted earnings per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basis and diluted earnings per share.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2019.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2019, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2019.

Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information about Our Executive Officers
The following table lists the names, ages, and positions of all of the Company’s executive officers at the time of this report. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	42	President and Chief Executive Officer	January 2018
Neil Boehm	48	Chief Technology Officer and Vice President, Engineering	February 2018
Kevin Nash	45	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	55	Vice President, Sales	February 2018
Scott Ryan	39	Vice President, General Counsel and Corporate Secretary	August 2018
There are no family relationships among the officers listed in the preceding table.
Steve Downing was elected Chief Executive Officer effective as of January 1, 2018. Mr. Downing has been employed by the Company since 2002. Prior to being elected Chief Executive Officer, he served as President and Chief Operating Officer from August 2017 to December 2017, as Senior Vice President and Chief Financial Officer from June 2015 to August 2017, and as Vice President of Finance and Chief Financial Officer from May 2013 to June 2015. He served in a variety of roles before that time. Certain terms of Mr. Downing's employment arrangement are contained herein in Part III, Item 11 to this Form 10‑K.
Neil Boehm was appointed as the Company's Vice President, Engineering and Chief Technology Officer as of February 15, 2018 and was also appointed an executive officer. Mr. Boehm has been employed by the Company since 2001. Prior to his current position, he served as the Company's Vice President of Engineering, beginning in 2015 and before that served as Senior Director of Engineering. Certain terms of Mr. Boehm's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
Kevin Nash was appointed as the Company's Vice President, Finance, Chief Financial Officer, and Treasurer, effective as of February 15, 2018. He is also the Company's Chief Accounting Officer. Mr. Nash has been employed by the Company since 1999. Prior to his current position, he served as the Company's Vice President of Accounting and Chief Accounting Officer, beginning in 2014 and before that served as Director of Accounting and Chief Accounting Officer. Certain terms of Mr. Nash's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
Matthew Chiodo, the Company's Vice President of Sales, was appointed an executive officer effective February 15, 2018. Mr. Chiodo has been employed by the Company since 2001. Mr. Chiodo has been in his current role since January 2017 and previously served as Director of Sales for several years. Certain terms of Mr. Chiodo's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
Scott Ryan was appointed as the Company's Vice President, General Counsel and Corporate Secretary on August 16, 2018. Mr. Ryan has been employed by the Company since 2010. Prior to his current position, he served as Assistant General Counsel and Corporate Secretary from June 2015 to August 2018. Prior to that he served as Patent Counsel from November 2013 to June 2015. Certain terms of Mr. Ryan's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2019 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2019 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.

The Company has adopted a Code of Ethics for Certain Senior Officers that applies to its principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics for Certain Senior Officers is available without charge, upon written request, from the Corporate Secretary of the Company, 600 N. Centennial Street, Zeeland, Michigan 49464 and on the Company's website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics by posting such information on its website. Information contained in the Company’s website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

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
As previously disclosed, the Compensation Committee intended to move base salaries for officers, including named executive officers, toward the market median of the Company's established peer group over a three-year period. At the request of the CEO and named executive officers, the Compensation Committee and the Board of Directors have decided not to increase named executive officer base salaries at this time. In lieu thereof, the Board of Directors, based on a recommendation of the Compensation Committee, has provided the named executive officers additional upside under the Long-Term Plan as discussed below. As such, 2020 Base Salary as approved by the Board of Directors is set forth below:

Executive Officer	Position	2019 Base Salary	2020 Base Salary
Steve Downing	President and CEO	$750,000	$750,000
Neil Boehm	VP, Engineering and CTO	$407,000	$407,000
Kevin Nash	VP, Finance, CFO and Treasurer	$400,000	$400,000
Matt Chiodo	VP, Sales	$380,000	$380,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$350,000	$350,000

Amended and Restated Annual Incentive Performance-Based Bonus Plan

The Board of Directors previously approved the Amended and Restated Annual Incentive Performance-Based Bonus Plan (the "Annual Plan") to further emphasize performance-based compensation. In lieu of participating in the profit-sharing bonus paid to all employees, the Annual Plan provides potential cash-based bonuses for officers based on the achievement of three key performance metrics: Revenue (33.33% weighting); Operating Income (33.33% weighting); and Earnings per Diluted Share (33.33% weighting). The Annual Plan covers all officers, including named executive officers.

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

For our executive officers, the 2019 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	50%	100%	200%
Neil Boehm	37.5%	75%	150%
Kevin Nash	37.5%	75%	150%
Matt Chiodo	37.5%	75%	150%
Scott Ryan	37.5%	75%	150%

No changes were made to the Annual Plan target opportunities for executive officers in 2020, as the target and maximum opportunity levels were appropriate based on the competitive pay range for each position. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers to the extent the threshold, target, or maximum for a performance metric is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of the performance bonus. The Compensation Committee also has discretion to increase

(or decrease) such performance-based bonuses using its judgment, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

In 2019 and 2020, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%), since such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

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

For 2019, pre-established target performance (along with pre-established thresholds and maximums) and actual results for the performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,504,000	$1,880,000	$2,256,000	$1,858,897
Operating Income	33.33%	$411,300	$514,126	$616,951	$505,447
Earnings per Diluted Share	33.33%	$1.384	$1.730	$2.076	$1.733
* amounts in thousands (000) except for per share amounts. Amounts may be modified in the discretion of the Compensation Committee as appropriate to ensure the performance metrics are not unsuitable. Threshold, Target, and Maximum for Operating Income and Earnings per Diluted Share were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the pre-established targets (adjusted for the impact of tariffs) and performance of the named executive officers, the payments for 2019 under the Annual Plan are shown in the table below:

Executive Officer	2019 Annual Plan Performance Bonus	2019 Annual Plan Discretionary Bonus
Steve Downing	$735,272	$0
Neil Boehm	$299,256	$0
Kevin Nash	$294,109	$0
Matt Chiodo	$279,403	$0
Scott Ryan	$257,345	$0

For 2020, the Compensation Committee has established thresholds, targets, and maximums for Revenue, Operating Income, and Earnings per Diluted Share (adjusted for the impact of tariffs) as the Annual Plan performance metrics.

2019 Omnibus Incentive Plan and Long-Term Incentive Program

The Company's 2019 Omnibus Incentive Plan ("OIP") has been approved by shareholders. Pursuant to the OIP, the Company implemented the Long-Term Incentive Plan (the"Long-Term Plan"). The Long-Term Plan provides officers, including our named executive officers, with incentive awards that serve an important role by balancing other applicable short-term goals with longer term shareholder value creation, while minimizing risk-taking behaviors that could negatively affect long-term results.

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board of Directors and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2020-2022 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2020-2022
Steve Downing	240%
Neil Boehm	150%
Kevin Nash	140%
Matt Chiodo	130%
Scott Ryan	125%

These Long-Term Plan Target Opportunity Percentage of Base Salary for 2020 - 2022 have increased from those applicable for 2019 - 2021 (which were 200% for Mr. Downing and 100% for other named executive officers) in lieu of base salary increases as discussed above.

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

Performance Shares

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2020-2022) with a performance range that can result in PSAs of 0% for failure to achieve threshold, 50% of target for achieving threshold, to 200% of the target opportunity for achieving maximum.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2020 (Target) for 2020-2022
Steve Downing	41,516
Neil Boehm	14,081
Kevin Nash	12,916
Matt Chiodo	11,394
Scott Ryan	10,091
Restricted Stock Awards

The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2020, based on the target opportunities, for the executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2020 for 2020-2022
Steve Downing	17,792
Neil Boehm	6,035
Kevin Nash	5,535
Matt Chiodo	4,883
Scott Ryan	4,325

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information contained under the captions “Common Stock Ownership of Management,” “Common Stock Ownership of Certain Beneficial Owners,” and “Equity Compensation Plan Information” contained in the definitive Proxy Statement is hereby incorporated herein by reference. There are no arrangements known to the registrant, the operation of which may at a subsequent date result in a change in control.

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

3. Exhibits. See Exhibit Index on Page 64.

(b)	See (a) above.

(c)	See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

By:	/s/ Kevin C. Nash
Kevin C. Nash, Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

Each Director of the registrant whose signature appears below hereby appoints Steve Downing or Kevin Nash, as his or her attorney-in-fact to sign in his or her name and on his or her behalf, and to file with the Commission any and all amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

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
James Wallace

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue - Estimate of Variable Consideration
Description of the Matter
As discussed in Notes 1 and 11 to the Company’s consolidated financial statements, the Company occasionally enters into sales contracts with its customers that provide for annual price reductions over the production life of a particular part. Prices may also be adjusted on an ongoing basis to reflect changes in product content, product cost and other commercial factors.

Auditing the accounting for and the completeness of the amount of revenue that the Company expects to be entitled to in exchange for its products (for arrangements containing annual price reductions) is judgmental due to the unique facts and circumstances involved with each revenue arrangement, as well as on-going commercial negotiations with customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over annual price reductions. This included testing controls over the Company’s process to identify and evaluate customer contracts that contain matters that impact revenue recognition, as well as testing controls relating to the completeness and measurement of revenue related to those sales contracts.

Our audit procedures included, among others, testing the completeness and valuation of the Company’s price reductions, including interviews of executive and commercial management personnel responsible for negotiations with customers, inspecting communications between the Company and its customers related to the price reductions, and testing manual price reduction entries recorded using lower materiality thresholds for our testing purposes.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.
Grand Rapids, Michigan
February 26,2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 26, 2020

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$296,321,622	$217,025,278
Short-term investments	140,384,053	169,412,999
Accounts receivable, net	235,410,326	213,537,799
Inventories, net	248,941,855	225,281,599
Prepaid expenses and other	29,319,036	25,672,579
Total current assets	950,376,892	850,930,254
PLANT AND EQUIPMENT:
Land, buildings and improvements	344,231,180	340,910,332
Machinery and equipment	843,439,691	838,887,032
Construction-in-process	39,456,490	18,156,423
Total Plant and Equipment	1,227,127,361	1,197,953,787
Less- Accumulated depreciation	(728,811,261)	(699,480,021)
Net Plant and Equipment	498,316,100	498,473,766
OTHER ASSETS:
Goodwill	307,365,845	307,365,845
Long-term investments	139,909,323	137,979,082
Intangible assets, net	250,375,000	269,675,000
Patents and other assets, net	22,460,033	21,010,121
Total Other Assets	720,110,201	736,030,048
TOTAL ASSETS	$2,168,803,193	$2,085,434,068
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$97,553,917	$92,810,316
Accrued liabilities:
Salaries, wages and vacation	16,385,833	15,860,073
Income taxes	24,952	4,293,608
Royalties	17,371,829	16,174,041
Dividends payable	28,896,914	28,526,147
Other	11,613,355	11,496,734
Total current liabilities	171,846,800	169,160,919

OTHER NON-CURRENT LIABILITIES	7,414,424	—

DEFERRED INCOME TAXES	51,454,149	54,521,489

TOTAL LIABILITIES	230,715,373	223,682,408

SHAREHOLDERS’ INVESTMENT:
Common stock, par value $.06 per share; 400,000,000 shares authorized; 251,277,515 and 259,328,613 shares issued and outstanding in 2019 and 2018 respectively.	15,076,651	15,559,717
Additional paid-in capital	807,928,139	745,324,144
Retained earnings	1,116,372,133	1,102,468,137
Accumulated other comprehensive income:
Unrealized gain on investments	1,095,486	74,549
Cumulative translation adjustment	(2,384,589)	(1,674,887)
Total shareholders’ investment	1,938,087,820	1,861,751,660
TOTAL LIABILITES AND SHAREHOLDERS' INVESTMENT	$2,168,803,193	$2,085,434,068
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
NET SALES	$1,858,897,406	$1,834,063,697	$1,794,872,578

COST OF GOODS SOLD	1,170,589,437	1,143,597,005	1,100,344,312

Gross profit	688,307,969	690,466,692	694,528,266

OPERATING EXPENSES:
Engineering, research and development	114,687,309	107,134,862	99,726,438
Selling, general and administrative	85,083,056	75,206,283	71,443,476
Total operating expenses	199,770,365	182,341,145	171,169,914

Income from operations	488,537,604	508,125,547	523,358,352

OTHER INCOME:
Investment income	11,230,696	11,262,385	9,442,387
Other income (expense), net	647,034	2,659,015	(1,004,035)
Total other income	11,877,730	13,921,400	8,438,352

Income before provision for income taxes	500,415,334	522,046,947	531,796,704

PROVISION FOR INCOME TAXES	75,731,395	84,163,850	125,004,782

NET INCOME	$424,683,939	$437,883,097	$406,791,922

EARNINGS PER SHARE:
Basic	$1.67	$1.64	$1.42
Diluted	$1.66	$1.62	$1.41

Cash Dividends Declared per Share	$0.460	$0.440	$0.390
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
Net income	$424,683,939	$437,883,097	$406,791,922

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(709,702)	(2,319,917)	3,508,029
Unrealized gains on derivatives	—	98,767	1,721,933
Unrealized gains on available-for-sale securities, net	1,292,325	115,059	5,903,699

Other comprehensive income (loss), before tax	582,623	(2,106,091)	11,133,661

Expense for income taxes related to components of other comprehensive income (loss)	271,388	44,903	2,668,973

Other comprehensive income (loss), net of tax	311,235	(2,150,994)	8,464,688

Comprehensive income	$424,995,174	$435,732,103	$415,256,610

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2017	287,737,516	$17,264,251	$683,446,463	$1,210,984,825	$(1,271,305)	$1,910,424,234
Issuance of common stock	4,498,729	269,923	47,500,544	—	—	47,770,467
Repurchases of common stock	(11,954,924)	(717,295)	(25,813,300)	(204,832,621)	—	(231,363,216)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,376,965	—	—	18,376,965
Dividends declared ($.39 per share)	—	—	—	(110,946,799)	—	(110,946,799)
Net income	—	—	—	406,791,922	—	406,791,922
Other comprehensive income	—	—	—	—	8,464,688	8,464,688
BALANCE AS OF DECEMBER 31, 2017	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock	5,496,659	329,801	66,508,019	—	—	66,837,820
Repurchases of common stock	(26,449,367)	(1,586,963)	(63,000,528)	(526,990,360)	—	(591,577,851)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,305,981	—	—	18,305,981
Impact of ASU 2016-01 adoption	—	—	—	6,642,727	(6,642,727)	—
Dividends declared ($.44 per share)	—	—	—	(117,064,654)	—	(117,064,654)
Net income	—	—	—	437,883,097	—	437,883,097
Other comprehensive (loss)	—	—	—	—	(2,150,994)	(2,150,994)
BALANCE AS OF DECEMBER 31, 2018	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock	5,724,840	343,490	77,477,661	—	—	77,821,151
Repurchases of common stock	(13,775,938)	(826,556)	(36,544,858)	(294,099,978)	—	(331,471,392)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,671,192	—	—	21,671,192
Dividends declared ($.46 per share)	—	—	—	(116,679,965)	—	(116,679,965)
Net income	—	—	—	424,683,939	—	424,683,939
Other comprehensive income	—	—	—	—	311,235	311,235
BALANCE AS OF DECEMBER 31, 2019	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424,683,939	$437,883,097	$406,791,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,702,974	102,186,814	99,570,908
Gain on disposal of assets	(155,150)	(577,200)	(188,150)
Loss on disposal of assets	588,941	108,927	299,174
Gain on sale of investments	(660,643)	(2,538,729)	(1,309,166)
Loss on sale of investments	176,360	532,494	375,388
Deferred income taxes	(3,358,537)	(4,414,739)	(14,996,179)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	21,671,192	18,305,981	18,376,965
Change in operating assets and liabilities:
Accounts receivable	(21,872,527)	17,583,989	(19,530,043)
Inventories	(23,660,256)	(8,516,016)	(27,454,146)
Prepaid expenses and other	(3,646,457)	(11,268,677)	16,183,673
Accounts payable	4,743,601	2,911,849	9,934,837
Accrued liabilities	2,753,427	220,856	12,947,597
Net cash flows from operating activities	505,966,864	552,418,646	501,002,780
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	57,139,135	55,248,551	30,207,523
Maturities and calls	125,013,589	181,892,136	23,100,000
Purchases	(153,257,603)	(332,106,362)	(29,874,960)
Plant and equipment additions	(84,580,255)	(85,990,570)	(104,040,919)
Proceeds from sale of plant and equipment	2,001,315	738,093	249,757
(Increase) Decrease in other assets	(3,027,263)	(5,603,042)	2,646,029
Net cash used for investing activities	(56,711,082)	(185,821,194)	(77,712,570)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayment of long-term debt	—	(78,000,000)	(107,625,000)
Issuance of common stock from stock plan transactions	77,821,151	66,837,820	47,770,467
Cash dividends paid	(116,309,197)	(116,566,639)	(108,815,040)
Repurchases of common stock	(331,471,392)	(591,577,851)	(231,363,216)
Net cash used for financing activities	(369,959,438)	(719,306,670)	(400,032,789)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,296,344	(352,709,218)	23,257,421

CASH AND CASH EQUIVALENTS, Beginning of year	217,025,278	569,734,496	546,477,075

CASH AND CASH EQUIVALENTS, End of year	$296,321,622	$217,025,278	$569,734,496
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation including its wholly-owned subsidiaries (the "Company") is a leading supplier of digital vision, connected car, dimmable glass, and fire protection products. The Company’s largest business segment involves designing, developing, manufacturing, marketing, and supplying automatic-dimming rearview and non-dimming mirrors and various electronic modules for the automotive industry. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company also designs, develops, manufactures, markets, and supplies dimmable aircraft windows for the aviation industry and commercial smoke alarms and signaling devices for the fire protection products industry. The Company does not require collateral or other security for trade accounts receivable.
Significant accounting policies of the Company not described elsewhere are as follows:
Consolidation
The consolidated financial statements include the accounts of Gentex Corporation and all of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2019:
Allowance for Doubtful Accounts	$2,746,647	$—	$(295,354)	$2,451,293
Year Ended December 31, 2018:
Allowance for Doubtful Accounts	$2,714,533	$—	$32,114	$2,746,647
Year Ended December 31, 2017:
Allowance for Doubtful Accounts	$2,917,424	$—	$(202,891)	$2,714,533

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
The Company determines the fair value of its government securities, asset-backed securities, corporate bonds, and certain mutual funds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit are classified as available for sale, and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.

The Company will also periodically make technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are held at cost. These technology investments totaled $9.0 million and $3.9 million as of December 31, 2019 and December 31, 2018, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet and are not included within the tables below.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$296,321,622	$296,321,622	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,219,685	—	29,219,685	—
Government Securities	58,432,823	—	58,432,823	—
Other	2,631,750	2,631,750	—	—
Long-Term Investments:
Asset-backed Securities	25,791,029	—	25,791,029	—
Certificate of Deposit	3,557,798	3,557,798	—	—
Corporate Bonds	22,815,998	—	22,815,998	—
Government Securities	6,088,190	—	6,088,190	—
Municipal Bonds	72,638,690	—	72,638,690	—
Total	$567,597,380	$352,610,965	$214,986,415	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	217,025,278	$217,025,278	$—	$—
Short-Term Investments:
Certificate of Deposit	150,299,384	150,299,384	—	—
Corporate Bonds	6,967,700	—	6,967,700	—
Government Securities	9,176,227	—	9,176,227	—
Other	2,219,688	2,219,688	—	—
Long-Term Investments:
Corporate Bonds	60,369,930	—	60,369,930	—
Municipal Bonds	18,025,432	—	18,025,432	—
Government Securities	56,483,720	—	56,483,720	—
Total	$520,567,359	$369,544,350	$151,023,009	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2019 and 2018:

	Unrealized
2019	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795	$—	$—	$50,099,795
Corporate Bonds	29,025,624	194,061	—	29,219,685
Government Securities	58,343,911	99,917	(11,005)	58,432,823
Other	2,631,750	—	—	2,631,750
Long-Term Investments:
Asset-backed Securities	25,971,156	—	(180,127)	25,791,029
Certificate of Deposit	3,500,000	58,808	(1,010)	3,557,798
Corporate Bonds	22,306,130	509,868	—	22,815,998
Government Securities	6,012,705	75,485	—	6,088,190
Municipal Bonds	71,997,996	1,036,116	(395,422)	72,638,690
Total	$269,889,067	$1,974,255	$(587,564)	$271,275,758

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2018	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$150,299,384	$—	$—	$150,299,384
Government Securities	9,186,586	—	(10,359)	9,176,227
Corporate Bonds	6,981,305	—	(13,605)	6,967,700
Other	2,219,688	—	—	2,219,688
Long-Term Investments:
Corporate Bonds	60,659,498	50,340	(339,908)	60,369,930
Common Stocks	—	—	—	—
Municipal Bonds	17,840,518	184,914	—	18,025,432
Government Securities	56,280,552	205,553	(2,385)	56,483,720
Total	$303,467,531	$440,807	$(366,257)	$303,542,081

Unrealized losses on investments as of December 31, 2019 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$587,564	$90,721,081
Greater than one year	—	—
Total	$587,564	$90,721,081

Unrealized losses on investments as of December 31, 2018 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$365,824	$68,722,980
Greater than one year	433	3,000,000
Total	$366,257	$71,722,980

ASC 320, Accounting for Certain Investments in Debt and Equity Securities, as amended and interpreted, provides guidance on determining when an investment is other-than-temporarily impaired. The Company reviews its fixed income investments for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in income. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investments. Management also considers the type of security, related-industry and sector performance, as well as published investment ratings and analyst reports, to evaluate its portfolio. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2019 and 2018.
Fixed income securities as of December 31, 2019, have contractual maturities as follows:

Due within one year	$137,752,302
Due between one and five years	43,125,222
Due over five years	87,766,483
$268,644,007

Fair Value of Financial Instruments

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2019 and 2018.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or net realizable value. Inventories consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Raw materials	$164,974,553	$139,058,541
Work-in-process	33,069,255	35,386,615
Finished goods	50,898,047	50,836,443
Total Inventory	$248,941,855	$225,281,599

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $7.6 million and $7.8 million at December 31, 2019 and 2018, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $82.3 million, $79.7 million and $77.0 million in 2019, 2018 and 2017, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments, using either a qualitative approach or quantitative approach which utilizes

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we determine the fair value of the reporting unit using step 1 and step 2 tests. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting units carrying value over its fair value.

The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. Other than management's internal projections of future cash flows, the primary assumptions used in the step 1 and step 2 impairment tests are the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges recorded currently or in prior periods in which goodwill existed.

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

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2019.

Revenue Recognition
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
As part of certain agreements, entered into in the ordinary course of business, the Company is asked to provide customers with annual price reductions. Such amounts are subject to estimate and are accrued as a reduction of revenue as products are shipped to those customers. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. In addition, the Company has ongoing adjustments to our pricing arrangements with customers based on the related content, the cost of our products and other commercial

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

factors. Such pricing accruals are adjusted as they are settled with our customers. Refer to Note 11, "Revenue", for further information.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $3.0 million, $2.5 million and $2.6 million, in 2019, 2018 and 2017, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $28.9 million, $28.9 million and $24.6 million, in 2019, 2018 and 2017, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2019, 2018 and 2017. The Company does not offer extended warranties on its products.
Income Taxes
The provision for income taxes is based on the earnings reported in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in deductible or taxable amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. The Company applies the provisions of ASC 740, Income Taxes, as it relates to uncertainty in income taxes recognized in the Company’s consolidated financial statements. A threshold of more likely than not to be sustained upon examination is applied to uncertain tax positions. The Company deems the estimates related to this provision to be reasonable, however, no assurance can be given that the final outcome of these matters will not vary from what is reflected in the historical income tax provisions and accruals.
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2019 was 2 years, with a weighted average discount rate of 2.9%. Future minimum lease payments for operating leases as of December 31, 2019 were as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Year ending December 31,

2020	$786,807
2021	297,316
2022	145,154
2023	19,296
Thereafter	15,105
Total future minimum lease payments	$1,263,678
Less imputed interest	(84,964)
Total	$1,178,714

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

	2019	2018	2017
Basic Earnings Per Share
Net Income	$424,683,939	$437,883,097	$406,791,922
Less: Allocated to participating securities(1)	5,028,813	—	—
Net Income available to common shareholders	$419,655,126	$437,883,097	$406,791,922

Basic weighted average shares outstanding	251,766,382	267,794,786	285,864,997
Net Income per share - Basic	$1.67	$1.64	$1.42

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$419,655,126	$437,883,097	$406,791,922
Reallocation of undistributed earnings	21,104	21,007	19,398
Net Income available to common shareholders - Diluted	$419,676,230	$437,904,104	$406,811,320

Number of shares used in basic computation	251,766,382	267,794,786	285,864,997
Additional weighted average dilutive common stock equivalents	1,506,608	2,082,563	2,361,092
Diluted weighted average shares outstanding	253,272,990	269,877,349	288,226,089

Net income per share - Diluted	$1.66	$1.62	$1.41

(1)While there were participating securities in 2018 and 2017, they did not have a material impact on the two-class EPS calculation. Net income allocated to participating securities in 2018 and 2017 was $3,836,536 and $2,562,473, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

For the years ended December 31, 2019, 2018 and 2017, 247,855 shares, 698,019 shares, and 910,105 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5, the Company provides compensation benefits under an omnibus incentive plan, two other stock option plans, another restricted stock plan, and an employee stock purchase plan. The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The adoption of this standard will not have a material impact on the Company's consolidated balance sheet or consolidated income statement.

(2)	DEBT AND FINANCING ARRANGEMENTS

On October 15, 2018, the Company entered into a Credit Agreement ("Credit Agreement") with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of Swing Loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2019 and 2018, there were no outstanding balances on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2019, the Company was in compliance with its covenants under the Credit Agreement.

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
The Tax Cuts and Jobs Act (the “Act”), a tax reform bill signed into law in 2017, reduced the current federal income tax rate for corporations to 21% from 35%, among other things. The rate reduction was effective as of January 1, 2018, and as written is permanent. The Act caused the Company’s deferred income taxes to be revalued during calendar year 2017, resulting in a reduction to income tax expense of $38.4 million in that period. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The one time transition tax calculation, a separate provision of the Act, was also competed and was not material.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) INCOME TAXES, continued

The foreign components of income before the provision for income taxes were not material for the year ended December 31, 2019, 2018 and 2017. The components of the provision for income taxes are as follows:

	2019	2018	2017
Currently payable:
Federal	$73,563,685	$83,010,387	$133,166,194
State	3,765,929	3,743,781	3,984,000
Foreign	1,468,018	1,776,837	2,440,000
Total	78,797,632	88,531,005	139,590,194
Deferred income tax (benefit) expense:
Primarily federal	(3,066,237)	(4,367,155)	(14,585,412)
Provision for income taxes	$75,731,395	$84,163,850	$125,004,782

The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	0.6	0.5
Domestic production exclusion	—	—	(2.8)
Research tax credit	(1.1)	(0.8)	(0.8)
Increase in reserve for uncertain tax provisions	0.3	0.1	0.1
Change in tax rate on deferred taxes	—	0.5	(7.2)
Foreign tax credit	(0.1)	(0.1)	(0.8)
Foreign derived intangible income deduction	(4.8)	(4.6)	—
Stock compensation	(1.1)	(1.0)	(1.0)
Other	0.3	0.4	0.5
Effective income tax rate	15.1%	16.1%	23.5%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Assets:
Accruals not currently deductible	$6,478,146	$5,111,242
Stock based compensation	9,100,745	9,586,372
Other	66,830	356,039
Total deferred income tax assets	$15,645,721	$15,053,653
Liabilities:
Excess tax over book depreciation	(30,725,471)	(39,835,025)
Goodwill	(27,799,640)	(23,341,226)
Intangible assets	(6,171,628)	(5,089,042)
Other	(2,403,131)	(1,309,849)
Total deferred income tax liability	$(67,099,870)	$(69,575,142)
Net deferred income taxes	$(51,454,149)	$(54,521,489)

Income taxes paid in cash were approximately $74.9 million, $86.9 million and $126.0 million in 2019, 2018 and 2017, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) INCOME TAXES, continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Beginning of year	$4,678,000	$4,435,000	$3,408,000
Additions based on tax positions related to the current year	1,695,000	1,677,000	941,000
Additions for tax positions in prior years	657,000	283,000	289,000
Reductions for tax positions in prior years	(38,000)	(163,000)	(63,000)
Reductions as a result of completed audit examinations	—	(1,554,000)	—
Reductions as a result of a lapse of the applicable statute of limitations	(600,000)	—	(140,000)
End of year	$6,392,000	$4,678,000	$4,435,000

If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $574,000, $315,000, and $433,000 for interest as of December 31, 2019, 2018, and 2017, respectively. Interest recorded during 2019, 2018 and 2017 was not considered significant.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

(4)	EMPLOYEE BENEFIT PLAN
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2019, 2018 and 2017 the Company’s contributions were approximately $8.7 million, $8.2 million and $7.7 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
The Company does not provide health care benefits to retired employees.

The Gentex Corporation Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan") is intended to enhance retirement savings among a select group of management or highly compensated employees who contribute significantly to the success of the Company. It is also intended to constitute an unfunded non-qualified deferred compensation plan described in Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Only select management and highly compensated employees, including executive officers, are eligible to participate. The Deferred Compensation Plan is administered by a committee who shall approve designation of any participants and may also remove participants.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)	STOCK-BASED COMPENSATION PLANS

At December 31, 2019, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which potential awards may be stock options, both incentive stock options and non-qualified stock options, appreciation rights, restricted stock, restricted stock units, performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. The 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2019, 4,919,256 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 796,635 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,903,592 shares (net of shares from canceled/expired options) under the prior plan through December 31, 2019. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2019	2018	2017
Dividend yield (1)	2.0%	2.1%	2.1%
Expected volatility (2)	23.9%	26.0%	26.7%
Risk-free interest rate (3)	1.8%	2.7%	2.0%
Expected term of options (in years) (4)	4.2	4.2	4.2
Weighted-average grant-date fair value	$4	$5	$4

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

As of December 31, 2019, there was $6,316,567 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 1.90 years.
A summary of the status of the Company’s employee stock option plan at December 31, 2019, 2018 and 2017, and changes during the same periods are presented in the tables below.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2019
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	8,944	$18
Granted	1,049	25
Exercised	(4,402)	16		$36,294
Forfeited	(156)	20
Outstanding at End of Year	5,435	20	3.1 Yrs	$47,170
Exercisable at End of Year	1,859	$18	2.2 Yrs	$20,484

	2018
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	11,837	$16
Granted	1,613	22
Exercised	(4,278)	15		$38,097
Forfeited	(228)	18
Outstanding at End of Year	8,944	18	2.8 Yrs	$24,881
Exercisable at End of Year	4,101	$16	1.7 Yrs	$16,162

	2017
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	14,252	$15
Granted	1,295	20
Exercised	(3,476)	13		$25,156
Forfeited	(234)	16
Outstanding at End of Year	11,837	16	2.7 Yrs	$58,202
Exercisable at End of Year	5,297	$15	2 Yrs	$32,152

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2019, 2018, and 2017, are presented in the table below:

	2019		2018		2017
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	4,842	$4	6,540	$4	9,397	$4
Granted	1,049	4	1,613	5	1,295	4
Vested	(2,165)	4	(3,089)	4	(3,941)	4
Forfeited	(151)	4	(222)	4	(211)	4
Nonvested Stock Options at End of Year	3,575	$4	4,842	$4	6,540	$4

Restricted Shares

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 854,633 shares under the 2019 Omnibus Plan and 5,762,672 shares under the prior plan as of December 31, 2019, and has 3,315,482 shares outstanding under such plans.

	2019		2018		2017
Vesting Period(1)	Shares Granted	Market Price at Vesting Date	Shares Granted	Market Price at Vesting Date	Shares Granted	Market Price at Vesting Date
1 Year	39,627	$22.19	—	$—	—	$—
3 Years	64,718	20.40	—	—	—	—
4 Years	773,698	20.68 - 28.98	762,749	20.21 - 23.14	628,015	18.97 - 21.33
5 Years	254,988	20.68 - 28.98	279,420	20.21 - 23.14	228,630	18.97 - 21.33
	1,133,031	$20.40 - 28.98	1,042,169	$20.21 - 23.14	856,645	$18.97 - 21.33
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.

As of December 31, 2019, there was unearned stock-based compensation of $47,139,370 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for the years ended December 31, 2019, 2018 and 2017 was $13,770,917, $8,841,985, and $5,353,339 respectively.
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2019, the Company had unearned stock-based compensation of $2,224,328 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants for the year ended December 31, 2019 was $897,136. No amortization expense for performance share grants was incurred in 2018 or 2017, as no such awards were issued or outstanding.
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at the date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2019, 2018 and 2017:

Plan	2019	2018	2017	Cumulative Shares Issued in 2019	Weighted Average Fair Value 2019
2013 Employee Stock Purchase Plan	173,013	177,846	175,479	1,145,856	$21.40

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)	CONTINGENCIES
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

	2019	2018	2017
Revenue:
Automotive Products
United States	$569,939,756	$583,672,971	$567,492,812
Germany	296,276,971	333,002,878	351,123,204
Japan	225,577,146	209,311,790	185,261,067
Mexico	160,967,900	106,111,515	93,603,796
Other Countries	557,775,114	559,099,142	560,646,589
Other	48,360,519	42,865,401	36,745,110
Total	$1,858,897,406	$1,834,063,697	$1,794,872,578
Income (Loss) from Operations:
Automotive Products	$473,546,112	$495,471,799	$512,895,699
Other	14,991,492	12,653,748	10,462,653
Total	$488,537,604	$508,125,547	$523,358,352
Assets:
Automotive Products	$1,463,030,286	$1,449,910,935	$1,472,061,650
Other	16,000,669	14,333,098	9,576,514
Corporate	689,772,238	621,190,035	870,415,748
Total	$2,168,803,193	$2,085,434,068	$2,352,053,912
Depreciation & Amortization:
Automotive Products	$97,520,972	$97,279,052	$95,378,100
Other	481,861	422,844	300,935
Corporate	6,700,141	4,484,918	3,891,873
Total	$104,702,974	$102,186,814	$99,570,908
Capital Expenditures:
Automotive Products	$63,537,512	$84,337,455	$82,703,576
Other	1,704,045	1,447,494	170,357
Corporate	19,338,698	205,621	21,166,986
Total	$84,580,255	$85,990,570	$104,040,919

Other includes Dimmable Aircraft Windows and Fire Protection Products. Major product line revenues included within these segments are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

	2019	2018	2017
Automotive Products
Automotive Mirrors	$1,638,600,272	$1,598,589,777	$1,573,222,820
HomeLink® Modules*	171,936,615	192,608,519	184,904,648
Total Automotive Products	$1,810,536,887	$1,791,198,296	$1,758,127,468

Other Products Revenue	$48,360,519	$42,865,401	$36,745,110

Total Revenue	$1,858,897,406	$1,834,063,697	$1,794,872,578
*Excludes HomeLink® revenue integrated into automotive mirrors.
Corporate assets are principally cash and cash equivalents, investments, deferred income taxes and corporate fixed assets. Depreciation & Amortization on corporate fixed assets are allocated as appropriate to the Automotive and Other segments when reviewing operating results. Substantially all long-lived assets are located in the U.S.
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Mexico, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2019, 2018 and 2017, approximately 7%, 8% and 8% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2019, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors	Daimler Group	Ford Motor Company
2019	13%	14%	11%	#	#
2018	13%	15%	#	10%	#
2017	12%	15%	#	10%	10%

# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First		Second		Third		Fourth
	2019	2018	2019	2018	2019	2018	2019	2018
Net Sales	$468,589	$465,420	$468,711	$454,981	$477,761	$460,253	$443,836	$453,409
Gross Profit	169,645	172,628	176,538	172,804	180,321	172,990	161,805	172,044
Operating Income	121,596	128,515	127,905	126,683	128,136	127,428	110,901	125,499
Net Income	104,280	111,249	108,959	109,024	111,898	111,336	99,547	106,275
Earnings Per Share (Basic)(1)	$0.40	$0.40	$0.42	$0.40	$0.44	$0.42	$0.39	$0.41
Earnings Per Share (Diluted)(1)	$0.40	$0.40	$0.42	$0.40	$0.44	$0.42	$0.39	$0.41
(1)Basic and diluted earnings per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basis and diluted earnings per share.

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

	For the Twelve Months ended December 31,
	2019	2018	2017
Foreign currency translation adjustments:
Balance at beginning of period	$(1,674,887)	$645,030	$(2,862,999)
Other comprehensive (loss) income before reclassifications	(709,702)	(2,319,917)	3,508,029
Net current-period change	(709,702)	(2,319,917)	3,508,029
Balance at end of period	(2,384,589)	(1,674,887)	645,030
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	74,549	6,626,379	2,788,975
ASU 2016-01 adoption impact	—	(6,642,727)	—
Other comprehensive income before reclassifications	1,403,521	1,675,823	4,444,360
Amounts reclassified from accumulated other comprehensive income	(382,584)	(1,584,926)	(606,956)
Net current-period change	1,020,937	(6,551,830)	3,837,404
Balance at end of period	1,095,486	74,549	6,626,379
Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	(78,026)	(1,197,281)
Other comprehensive income before reclassifications	—	175,308	248,042
Amounts reclassified from accumulated other comprehensive income	—	(97,282)	871,213
Net current-period change	—	78,026	1,119,255
Balance at end of period	—	—	(78,026)

Accumulated other comprehensive (loss) income, end of period	$(1,289,103)	$(1,600,338)	$7,193,383

All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of other comprehensive income for the twelve months ended December 31, 2019, 2018 and 2017.

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2019	2018	2017
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$484,283	$2,006,235	$933,778	Other income (expense), net
Provision for income taxes	(101,699)	(421,309)	(326,822)	Provision for Income Taxes
Total reclassifications for the period	$382,584	$1,584,926	$606,956	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$—	$123,142	$(1,340,329)	Other income (expense), net
Provision for income taxes	—	(25,860)	469,116	Provision for Income Taxes
	$—	$97,282	$(871,213)	Net of tax

Total reclassifications for the period	$382,584	$1,682,208	$(264,257)	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of $307.4 million related to the HomeLink® acquisition, which occurred in September 2013. The carrying value of Goodwill as of both December 31, 2019 and December 31, 2018 was $307.4 million as set forth in the table below.

Carrying Amount
Balance as of December 31, 2018	$307,365,845
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2019	$307,365,845

The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has not recognized any impairment of goodwill in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such events or circumstances that negatively impacted the key assumptions were noted in 2019.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2019 and December 31, 2018.

As of December 31, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(93,750,000)	$86,250,000	12 years
Existing Customer Platforms	43,000,000	(26,875,000)	$16,125,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(120,625,000)	250,375,000

As of December 31, 2018:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(78,750,000)	$101,250,000	12 years
Existing Customer Platforms	43,000,000	(22,575,000)	$20,425,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Total other identifiable intangible assets	371,000,000	(101,325,000)	269,675,000

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	SEGMENT REPORTING, continued

Accumulated amortization on patents and intangible assets was approximately $143.1 million and $122.3 million at December 31, 2019 and 2018, respectively. Amortization expense on patents and other intangible assets was approximately $22.4 million, $22.5 million, and $22.5 million in calendar years 2019, 2018 and 2017, respectively. At December 31, 2019, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2020 and 2021 to be approximately $22 million annually, approximately $21 million for the year ended December 31, 2022, approximately $19 million for the year ended December 31, 2023, and approximately $16 million for the year ended December 31, 2024.

(11)     REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the twelve month periods ended December 31, 2019, 2018, and 2017:

	For the Twelve Months ended December 31,
Revenue	2019	2018	2017
Automotive Products
U.S.	$569,939,756	$583,672,971	$567,492,812
Germany	296,276,971	333,002,878	351,123,204
Japan	225,577,146	209,311,790	185,261,067
Mexico	160,967,900	106,111,515	93,603,796
Other	557,775,114	559,099,142	560,646,589
Total Automotive Products	$1,810,536,887	$1,791,198,296	$1,758,127,468
Other Products (U.S.)	48,360,519	42,865,401	36,745,110
Total Revenue	$1,858,897,406	$1,834,063,697	$1,794,872,578

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s Automotive and Other revenue by major source for the twelve month periods ended December 31, 2019 and 2018:

	For the Twelve Months Ended December 31,
Revenue	2019	2018
Automotive Segment
Automotive Mirrors & Electronics	$1,638,600,272	$1,598,589,777
HomeLink Modules*	171,936,615	192,608,519
Total Automotive Products	$1,810,536,887	$1,791,198,296

Other Segment
Fire Protection Products	$23,740,261	$22,109,784
Windows Products	24,620,258	20,755,617
Total Other	$48,360,519	$42,865,401

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors.

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Such recognition generally occurs with the transfer of control of the products at a point in time. The Company's automotive OEM contracts generally include Long Term Supply Agreements ("LTSA") entered into in the ordinary course of business and Purchase Orders ("PO") whereby the LTSA sometimes stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer in conjunction with other mutually agreed upon terms and conditions.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. The Company generally receives payment equal to the price that applies at the time of invoice for most automotive product sales. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. Payment terms on automotive part sales to customers range from 15 days to 90 days. Estimated revenue is adjusted at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.

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

4.2	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

*10.1	Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(2) to Registrant’s Report on Form 10-Q dated April 27, 2001, and the same is hereby incorporated herein by reference.

*10.2
First Amendment to the Gentex Corporation Second Restricted Stock Plan was filed as Exhibit 10(b)(5) to the Registrant’s Report on Form 10-Q dated August 4, 2008, and the same is hereby incorporated herein by reference.

*10.3
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

10.5	2013 Gentex Corporation Employee Stock Purchase Plan was included in Registrant's Proxy Statement filed with the Commission on April 5, 2013, and is incorporated herein by reference.

10.6
The form of Indemnity Agreement between Registrant and each of the Registrant’s directors and certain officers was filed as Exhibit 10(e) to Registrant’s Report on Form 10-Q dated October 31, 2002, and the same is hereby incorporated herein by reference.

*10.7
Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 20, 2014) was included in Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

*10.8
Specimen form of Grant Agreement for the Gentex Corporation Employee Stock Option Plan (as amended and restated, effective February 10, 2014 was filed as exhibit 10.3 to Registrant's Report on Form 10-Q filed August 7, 2014, and the same is hereby incorporated herein by reference.

*10.9
Amendment to the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan (effective February 16, 2012) was included in the Registrant's Proxy Statement filed with the Commission on March 31, 2014, and the same is hereby incorporated herein by reference.

*10.10
Specimen form of Grant Agreement for the Gentex Corporation 2012 Amended and Restated Non-Employee Director Stock Option Plan, as amended was filed as exhibit 10.5 to Registrant's Report on Form 10-Q filed August 7, 2014, and the same is hereby incorporated herein by reference.

*10.11
Second amendment to the Gentex Corporation Second Restricted Stock Plan (as amended on February 8, 2008) was included in the Registrant's proxy Statement filed with the Commission on April 2, 2015, and the same is hereby incorporated herein by reference.

*10.12
Amendment to the Gentex Corporation 2013 Employee Stock Purchase Plan (effective February 14, 2013) was included in the Registrant's Proxy Statement filed with the Commission on April 2, 2015, and is hereby incorporated herein by reference.

*10.13	Gentex Corporation Amended and Restated Annual Incentive Performance-Based Bonus Plan (as amended on February 15, 2018) filed as an exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.14	Retirement from Service Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.15	Employment Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.16	Stock Redemption Agreement between Gentex Corporation and Fred Bauer filed as exhibit to Registrant's Report on Form 10-K dated February 21, 2018.

*10.17	Gentex Corporation 2019 Omnibus Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.18	Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.19	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2019.

*10.20	Specimen form of Restricted Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22,2019.

*10.21
Gentex Corporation Executive Deferred Compensation Plan dated as of May 1, 2019 was filed as an exhibit to Registrant's Report on Form 10-Q dated May 3, 2019, and is hereby incorporated herein by reference.

*10.22
Rabbi Trust Agreement between Wells Fargo Bank, N.A. and Gentex Corporation dated as of May 1, 2019 was filed as an exhibit to Registrant's Report on Form 10-Q dated May 3, 2019, and is hereby incorporated herein by reference.

*10.23
Speciman Form of Gentex Corporation Non-Employee Director Restricted Stock Agreement was filed as an exhibit to Registrant's Report on Form 10-Q dated November 1, 2019, and is hereby incorporated herein by reference.

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