Form 10-Q
period 2020-03-31
GENTEX CORP
filed 2020-05-08
CIK 355811

XBRL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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

Class	Shares Outstanding, April 24, 2020
Common Stock, $.06 Par Value	244,871,910

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2020
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019

	March 31, 2020 (Unaudited)	December 31, 2019 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$278,524,928	$296,321,622
Short-term investments	131,078,039	140,384,053
Accounts receivable, net	233,578,125	235,410,326
Inventories	251,006,414	248,941,855
Prepaid expenses and other	16,539,990	29,319,036
Total current assets	910,727,496	950,376,892

PLANT AND EQUIPMENT—NET	493,114,501	498,316,100

OTHER ASSETS
Goodwill	307,365,845	307,365,845
Long-term investments	177,794,760	139,909,323
Intangible assets, net	245,550,000	250,375,000
Patents and other assets, net	23,550,490	22,460,033
Total other assets	754,261,095	720,110,201
Total assets	$2,158,103,092	$2,168,803,193

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$100,099,191	$97,553,917
Current portion of long-term debt	75,000,000	—
Accrued liabilities	88,858,713	74,292,883
Total current liabilities	263,957,904	171,846,800

OTHER NON-CURRENT LIABILITIES	9,091,509	7,414,424

DEFERRED INCOME TAXES	50,448,046	51,454,149

Total liabilities	323,497,459	230,715,373

SHAREHOLDERS’ INVESTMENT
Common stock	14,691,939	15,076,651
Additional paid-in capital	801,388,454	807,928,139
Retained earnings	1,018,310,446	1,116,372,133
Accumulated other comprehensive income (loss)	214,794	(1,289,103)
Total shareholders’ investment	1,834,605,633	1,938,087,820
Total liabilities and shareholders’ investment	$2,158,103,092	$2,168,803,193

Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
NET SALES	$453,761,726	$468,588,997

COST OF GOODS SOLD	297,174,245	298,944,494
Gross profit	156,587,481	169,644,503

OPERATING EXPENSES:
Engineering, research and development	29,615,422	28,089,181
Selling, general & administrative	21,944,892	19,958,991
Total operating expenses	51,560,314	48,048,172

Income from operations	105,027,167	121,596,331

OTHER INCOME (LOSS)
Investment income	2,446,649	3,262,741
Other income (loss), net	(199,167)	49,469
Total other income	2,247,482	3,312,210

INCOME BEFORE PROVISION FOR INCOME TAXES	107,274,649	124,908,541

PROVISION FOR INCOME TAXES	17,768,848	20,628,130

NET INCOME	$89,505,801	$104,280,411

EARNINGS PER SHARE: (1)
Basic	$0.36	$0.40
Diluted	$0.36	$0.40

Cash Dividends Declared per Share	$0.120	$0.115

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Net Income	$89,505,801	$104,280,411

Other comprehensive income before tax:
Foreign currency translation adjustments	(692,090)	298,999
Unrealized gains on debt securities, net	2,779,730	1,298,236

Other comprehensive income, before tax	2,087,640	1,597,235

Income tax impact related to components of other comprehensive income	583,743	272,631

Other comprehensive income, net of tax	1,503,897	1,324,604

Comprehensive Income	$91,009,698	$105,605,015

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2020	251,277,515	15,076,651	807,928,139	1,116,372,133	(1,289,103)	1,938,087,820
Issuance of common stock from stock plan transactions	607,175	36,431	7,319,057	—	—	7,355,488
Repurchases of common stock	(7,019,032)	(421,143)	(20,214,812)	(158,183,629)	—	(178,819,584)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,356,070	—	—	6,356,070
Dividends declared ($0.12 per share)	—	—	—	(29,383,859)	—	(29,383,859)
Net income	—	—	—	89,505,801	—	89,505,801
Other comprehensive loss	—	—	—	—	1,503,897	1,503,897
BALANCE AS OF MARCH 31, 2020	244,865,658	14,691,939	801,388,454	1,018,310,446	214,794	1,834,605,633

BALANCE AS OF JANUARY 1, 2019	259,328,613	15,559,717	745,324,144	1,102,468,137	(1,600,338)	1,861,751,660
Issuance of common stock from stock plan transactions	980,670	58,840	10,455,714	—	—	10,514,554
Repurchases of common stock	(4,724,938)	(283,496)	(12,001,344)	(83,982,388)	—	(96,267,228)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	4,862,947	—	—	4,862,947
Dividends declared ($0.115 per share)	—	—	—	(29,392,200)	—	(29,392,200)
Net income	—	—	—	104,280,411	—	104,280,411
Other comprehensive loss	—	—	—	—	1,324,604	1,324,604
BALANCE AS OF MARCH 31, 2019	255,584,345	15,335,061	748,641,461	1,093,373,960	(275,734)	1,857,074,748

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,505,801	$104,280,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,295,146	28,098,804
(Gain) on disposal of assets	(151,910)	(43,338)
Loss on disposal of assets	54,279	122,296
(Gain) on sale of investments	(42,461)	(88,576)
Loss on sale of investments	5,487	—
Change in deferred income taxes	(1,589,855)	(1,233,853)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	6,356,070	4,862,947
Change in operating assets and liabilities:
Accounts receivable, net	1,832,201	(30,728,497)
Inventories	(2,064,558)	(21,443)
Prepaid expenses and other	12,779,046	10,847,705
Accounts payable	2,545,274	(2,692,820)
Accrued liabilities, excluding dividends declared and short-term debt	15,755,950	20,436,582
Net cash provided by operating activities	151,280,470	133,840,218

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	3,124,008	17,139,689
Maturities and calls	19,720,000	3,000,000
Purchases	(48,606,718)	(18,475,158)
Plant and equipment additions	(15,574,443)	(16,844,301)
Proceeds from sale of plant and equipment	165,533	117,455
Decrease in other assets	(2,544,554)	164,215
Net cash (used for) investing activities	(43,716,174)	(14,898,100)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	75,000,000	—
Issuance of common stock from stock plan transactions	7,355,488	10,514,554
Cash dividends paid	(28,896,894)	(28,526,146)
Repurchases of common stock	(178,819,584)	(96,267,229)
Net cash (used for) financing activities	(125,360,990)	(114,278,821)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,796,694)	4,663,297

CASH AND CASH EQUIVALENTS, beginning of period	296,321,622	217,025,278

CASH AND CASH EQUIVALENTS, end of period	$278,524,928	$221,688,575

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2019 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the interim periods presented.

(2) Adoption of New Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. Based on the insignificant impact of this ASU on the Company's financial statements, a cumulative-effect adjustment to retained earnings was not deemed necessary. The standard requires a change in the measurement approach for credit losses on financial assets measured on an amortized cost basis from an incurred loss method to an expected loss method, thereby eliminating the requirement that a credit loss be considered probable to impact the valuation of a financial asset measured on an amortized cost basis. The standard requires the measurement of expected credit losses to be based on relevant information about past events, including historical experience, current conditions, and a reasonable and supportable forecast that affects the collectability of the related financial asset. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The adoption of this standard did not have a material impact on the Company's consolidated balance sheet, consolidated income statement, or consolidated statement of cash flows.

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition. The carrying value of Goodwill as of both March 31, 2020 and December 31, 2019 was $307.4 million.

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of COVID-19 was considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of March 31, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,496,822	$(23,003,239)	$14,493,583	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(97,500,000)	82,500,000	12 years
Existing Customer Platforms	43,000,000	(27,950,000)	15,050,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(125,450,000)	$245,550,000

Total Patents & Other Intangible Assets	$408,496,822	$(148,453,239)	$260,043,583

As of December 31, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,328,963	$(22,491,010)	$14,837,953	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(93,750,000)	86,250,000	12 years
Existing Customer Platforms	43,000,000	(26,875,000)	16,125,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(120,625,000)	$250,375,000

Total Patents & Other Intangible Assets	$408,328,963	$(143,116,010)	$265,212,953

Amortization expense on patents and intangible assets was approximately $5.6 million during the three months ended March 31, 2020, compared to approximately $5.6 million for the same quarter ended March 31, 2019.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ended December 31, 2020 and 2021 to be approximately $22 million annually, for the year ended December 31, 2022 to be approximately $21 million, for the year ended December 31, 2023 to be approximately $19 million, and for the year ended December 31, 2024 to be approximately $16 million.

(4) Investments
The Company follows the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities, and for its non-financial assets and liabilities subject to fair value measurements. ASC 820 provides a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases, require

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimates of fair-market value. This standard also expanded financial statement disclosure requirements with respect to a company’s use of fair-value measurements, including the effect of such measurements on earnings. The cost of securities sold is based on the specific identification method.
The Company determines the fair value of its government securities, asset-backed securities, municipal bonds, and corporate bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit are classified as available for sale and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled approximately $9.0 million as of March 31, 2020 and December 31, 2019. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2020 and December 31, 2019:

As of March 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$278,524,928	$278,524,928	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,122,402	—	29,122,402	—
Government Securities	46,903,815	—	46,903,815	—
Municipal Bonds	2,084,121	—	2,084,121	—
Other	2,867,906	2,867,906	—	—
Long-Term Investments:
Asset Backed Securities	43,628,702	—	43,628,702	—
Certificate of Deposit	5,086,858	5,086,858	—	—
Corporate Bonds	20,397,525	—	20,397,525	—
Government Securities	7,308,584	—	7,308,584	—
Municipal Bonds	92,358,822	—	92,358,822	—
Total	$578,383,458	$336,579,487	$241,803,971	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$296,321,622	$296,321,622	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,219,685	—	29,219,685	—
Government Securities	58,432,823	—	58,432,823	—
Other	2,631,750	2,631,750	—	—
Long-Term Investments:
Asset-backed Securities	25,791,029	—	25,791,029	—
Certificate of Deposit	3,557,798	3,557,798		—
Corporate Bonds	22,815,998	—	22,815,998	—
Governmental Securities	6,088,190	—	6,088,190	—
Municipal Bonds	72,638,690	—	72,638,690	—
Total	$567,597,380	$352,610,965	$214,986,415	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2020 and December 31, 2019:

As of March 31, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795	$—	$—	$50,099,795
Corporate Bonds	29,047,745	84,838	(10,181)	29,122,402
Government Securities	46,564,204	339,611	—	46,903,815
Municipal Bonds	2,079,998	4,123	—	2,084,121
Other	2,867,906	—	—	2,867,906
Long-Term Investments:
Asset Backed Securities	43,046,638	988,808	(406,744)	43,628,702
Certificate of Deposit	5,007,454	87,617	(8,213)	5,086,858
Corporate Bonds	20,271,904	330,691	(205,070)	20,397,525
Government Securities	7,150,365	158,219	—	7,308,584
Municipal Bonds	89,556,097	2,905,405	(102,680)	92,358,822
Total	$295,692,106	$4,899,312	$(732,888)	$299,858,530

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795	$—	$—	$50,099,795
Corporate Bonds	29,025,624	194,061	—	29,219,685
Government Securities	58,343,911	99,917	(11,005)	58,432,823
Other	2,631,750	—	—	2,631,750
Long-Term Investments:
Asset-backed Securities	25,971,156	—	(180,127)	25,791,029
Certificate of Deposit	3,500,000	58,808	(1,010)	3,557,798
Corporate Bonds	22,306,130	509,868	—	22,815,998
Government Securities	6,012,705	75,485	—	6,088,190
Municipal Bonds	71,997,996	1,036,116	(395,422)	72,638,690
Total	$269,889,067	$1,974,255	$(587,564)	$271,275,758

Unrealized losses on investments as of March 31, 2020, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$732,888	$36,159,819
Loss duration of greater than one year	—	—
Total	$732,888	$36,159,819

Unrealized losses on investments as of December 31, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$587,564	$90,721,081
Loss duration of greater than one year	—	—
Total	$587,564	$90,721,081

Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.
Fixed income securities as of March 31, 2020 have contractual maturities as follows:

Due within one year	$128,210,132
Due between one and five years	52,232,126
Due over five years	116,548,364
$296,990,622

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2020	December 31, 2019
Raw materials	$170,585,611	$164,974,553
Work-in-process	33,033,321	33,069,255
Finished goods	47,387,482	50,898,047
Total Inventory	$251,006,414	$248,941,855

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Basic Earnings Per Share
Net Income	$89,505,801	$104,280,411
Less: Allocated to participating securities	1,221,016	1,081,933
Net Income available to common shareholders	$88,284,785	$103,198,478

Basic weighted average shares outstanding	246,309,869	257,822,836
Net Income per share - Basic	$0.36	$0.40

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$88,284,785	$103,198,478
Reallocation of undistributed earnings	4,184	3,813
Net Income available to common shareholders - Diluted	$88,288,969	$103,202,291

Number of shares used in basic computation	246,309,869	257,822,836
Additional weighted average dilutive common stock equivalents	1,306,574	1,282,396
Diluted weighted average shares outstanding	247,616,443	259,105,232

Net income per share - Diluted	$0.36	$0.40

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	177,966	1,799,477

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) Stock-Based Compensation Plans
As of March 31, 2020, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2019, for additional information related to the Prior Plans.
The Company recognized compensation expense for share-based payments of $6,356,070 for the three months ended March 31, 2020, and $4,786,794 for the three months ended March 31, 2019. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The 2019 Omnibus Incentive Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of March 31, 2020, 6,748,255 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of March 31, 2020, there was $6,999,332 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2020	2019
Dividend Yield (1)	2.00%	2.03%
Expected volatility (2)	26.52%	23.56%
Risk-free interest rate (3)	0.37%	2.23%
Expected term of options (years) (4)	4.16	4.19
Weighted-avg. grant date fair value	$3.82	$3.69
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2020, the Company had unearned stock-based compensation of $46,788,371 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2020 was $4,362,318, and for the three months ended March 31, 2019 was $2,723,579.

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

As of March 31, 2020, the Company had unearned stock-based compensation of $5,486,425 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three months ended March 31, 2020 was $393,777. No amortization expense for performance share grants was incurred in 2018, as no such awards were issued and outstanding.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of March 31, 2020, the Company has issued 1,232,705 shares under this plan.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended March 31,
	2020	2019
Foreign currency translation adjustments:
Balance at beginning of period	$(2,384,589)	$(1,674,887)
Other Comprehensive (loss) income before reclassifications	(692,090)	298,999
Net current-period change	(692,090)	298,999
Balance at end of period	(3,076,679)	(1,375,888)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	1,095,486	74,549
Other Comprehensive income before reclassifications	2,225,196	1,095,581
Amounts reclassified from accumulated other comprehensive income	(29,209)	(69,976)
Net current-period change	2,195,987	1,025,605
Balance at end of period	3,291,473	1,100,154

Accumulated other comprehensive gain (loss), end of period	$214,794	$(275,734)
The following table presents details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2020	2019
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$36,974	$88,576	Other income (loss), net
Provision for income taxes	(7,765)	(18,600)	Provision for income taxes
Total net reclassifications for the period	$29,209	$69,976	Net of tax

(9) Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020, there was an outstanding balance of $75 million on the Revolver. In the next twelve months, the Company has the ability and intent to repay the full outstanding balance using cash; therefore, this balance has been classified as a current liability. The Revolver expires on October 15, 2023.

As of March 31, 2020, the borrowing rate on its Revolver is derived from the one month LIBOR, and based on the Company's leverage ratio as of March 31, 2020, the interest rate on its borrowings is equal to 1.81%. During the three months ended March 31, 2020, interest expense was less than $0.1 million, which was netted with the "Other income (loss), net" section of the Unaudited Consolidated Statements of Income. Based on loan balances as of March 31, 2020, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.8 million dollars on an annual basis.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2020, the Company is in compliance with its covenants under the Credit Agreement.

(10) Equity

The decrease in common stock during the three months ended March 31, 2020, was primarily due to the repurchases of 7.0 million shares, partially offset by the issuance of 0.6 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 6.4 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2020. As such, the Company recorded a cash dividend of $0.120 per share during the first quarter of 2020 as compared to a cash dividend of $0.115 per share during the first quarter of 2019. The first quarter 2020 dividend of $29.4 million was declared on March 9, 2020, and was paid on April 22, 2020.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Automotive Products	$439,855,587	$455,798,643
Other	13,906,139	12,790,354
Total	$453,761,726	$468,588,997
Income from operations:
Automotive Products	$100,775,544	$116,952,700
Other	4,251,623	4,643,631
Total	$105,027,167	$121,596,331

(13) Income Taxes
The effective tax rate was 16.6% in the three months ended March 31, 2020 compared to 16.5% for the same period in 2019. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(14) Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three month periods ended March 31, 2020 and March 31, 2019:

Revenue	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Automotive Products
U.S.	$135,581,918	$141,383,064
Germany	72,785,724	78,449,927
Japan	51,136,933	56,333,694
Mexico	45,950,481	44,410,388
Other	134,400,531	135,221,570
Total Automotive Products	$439,855,587	$455,798,643
Other Products (U.S.)	13,906,139	12,790,354
Total Revenue	$453,761,726	$468,588,997

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political and labor conditions; a pandemic; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three month periods ended March 31, 2020 and March 31, 2019:

Revenue	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Automotive Segment
Automotive Mirrors & Electronics	$401,085,314	$408,971,666
HomeLink Modules*	38,770,273	46,826,977
Total Automotive Products	$439,855,587	$455,798,643

Other Segment
Fire Protection Products	6,168,751	5,852,232
Windows Products	7,737,388	6,938,122
Total Other	$13,906,139	$12,790,354

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15) Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 6 years. The weighted average remaining lease term for operating leases as of March 31, 2020 was 2 years, with a weighted average discount rate of 1.9%.

Future minimum lease payments for operating leases as of March 31, 2020 were as follows:

Year ending December 31,

2020 (excluding the three months ended March 31, 2020)	$712,710
2021	615,756
2022	401,144
2023	159,027
2024	12,438
Thereafter	2,668
Total future minimum lease payments	1,903,743
Less imputed interest	(91,048)
Total	$1,812,695

Reported as of March 31, 2020

Accrued Liabilities	$844,330
Other Non-Current Liabilities	968,365
Total	$1,812,695

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Subsequent Event

On April 8, 2020, the Company acquired Vaporsens, Inc (“Vaporsens”) for $10.5 million, which was in addition to the previous $3.0 million equity investment by the Company in Vaporsens. The Company funded the acquisition with $7.1 million in cash payments, with the remaining $3.4 million of consideration paid with restricted common stock of the Company. Vaporsens specializes in nanofiber chemical sensing research and development, which the Company anticipates using to complement and expand its product offerings. Vaporsens is now a 100% owned subsidiary of the Company, and will be classified within the “Other” segment.

The Company is in the process of gathering relevant information needed to complete the initial accounting of the acquisition. As a result, the initial accounting for the acquisition is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company’s quarterly Report on Form 10-Q for the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impact of COVID-19 on the Company's Business

The present COVID-19 pandemic began to materially impact the Company's operations late in the first quarter of 2020 and is likely to continue to affect its business, financial condition, and/or results of operations given the negative impact of the pandemic on the global economy and the industries in which the Company operates. In addition, various governmental authorities have imposed mandatory closures, work-from-home orders and social distancing protocols, as well as seeking voluntary facility closures and other restrictions, all of which have negatively impacted the Company. While some of the Company's facilities have been able to continue to operate in a limited way, many of the Company's customers' and suppliers' locations have been closed or operated at a meaningfully diminished capacity, negatively impacting sales at the end of the first quarter of fiscal 2020, during the second quarter of 2020 to date, and likely beyond. COVID-19 has negatively impacted and will likely continue to negatively impact the mix of business resulting from a decrease in sales of certain advance feature products, which typically have higher gross margins and could therefore result in lower overall margins for the Company until the impacts of COVID-19 starts to moderate. As the duration and scope of the COVID-19 pandemic are currently unpredictable, the overall negative financial impact to the Company's business, results of operations, and/or financial condition is not fully known, but is material and may last for an extended period of time.

Results of the COVID-19 response that have negatively impacted, and may continue to negatively impact, sales and gross margin in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or procure from manufacturers, the materials and products the Company purchases, or to meet delivery requirements and commitments; limitations on the ability of the Company's employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver the Company's products to customers; limitations on the ability of the Company's customers to conduct their business and purchase products and services; limitations on the ability of the Company's customers to pay on a timely basis; and long-term economic impact that could change demand for vehicles or the Company's products.

While the Company is experiencing business disruptions, the Company remains in a good liquidity position, and is confident that the business can continue to operate during this uncertain time given the relative strength of the balance sheet. The Company is continuing to evaluate and take action as appropriate to reduce costs and spending across the organization. Such evaluations and actions include reducing hiring activities, head count reductions, adjusting pay programs, offering early retirement incentives, reducing unnecessary travel, and limiting discretionary spending. The Company has already reduced and will continue to reduce anticipated spending on capital projects. The Company will continue to actively monitor the situation and may take further actions that alter business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, suppliers and shareholders. While the Company is unable to determine or predict the nature, duration or scope of the overall negative impact that the COVID-19 pandemic will ultimately have on the Company's business, results of operations, and/or financial condition, the Company believes that it is important to share how the Company's response to COVID-19 is progressing and how its operations and financial condition may change as the fight against COVID-19 progresses.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2020 VERSUS THREE MONTHS ENDED MARCH 31, 2019
Net Sales. Net Sales for the three months ended March 31, 2020 decreased by $14.8 million or 3% when compared with the same period in 2019.
Automotive net sales for the first three months of 2020 were $439.9 million, down 3% compared with automotive net sales of $455.8 million for the first three months of 2019, driven by a 3% period over period decrease in automotive mirror unit shipments. North American automotive mirror shipments in the three months ended March 31, 2020 decreased 6% to 3.3 million units compared with the same period in 2019, primarily due to a period over period decrease of 9% for North American unit shipments of the Company's interior auto-dimming mirrors.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2020, and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019	% Change
North American Interior Mirrors	2,019	2,227	(9)%
North American Exterior Mirrors	1,234	1,229	—%
Total North American Mirror Units	3,253	3,455	(6)%

International Interior Mirrors	5,032	5,256	(4)%
International Exterior Mirrors	2,108	1,971	7%
Total International Mirror Units	7,141	7,227	(1)%

Total Interior Mirrors	7,051	7,483	(6)%
Total Exterior Mirrors	3,343	3,199	5%
Total Auto-Dimming Mirror Units	10,394	10,682	(3)%
Note: Percent change and amounts may not total due to rounding.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 65.5% for the first three months of 2020, versus 63.8% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily the result of annual customer price reductions and the Company's inability to leverage fixed overhead as a result of COVID-19 related shutdowns and decreases in demand, which were partially offset by improvements in product mix related to Full Display Mirror® as well as purchasing cost reductions. On a quarter over quarter basis, annual customer price reductions had a negative impact of approximately 150 - 200 basis points and the inability to leverage fixed overhead had a negative impact of approximately 50 - 100 basis points. Purchasing cost reductions and product mix improvements each independently had a positive impact on a quarter over quarter basis of approximately 50 - 100 basis points.
Operating Expenses. E, R & D expenses for the three months ended March 31, 2020 increased 5% or $1.5 million when compared with the same quarter last year, primarily due to increased staffing levels related to development and launch of new business.
S, G & A expenses for the first three months of 2020 increased 10% or $2.0 million when compared with the same quarter last year, primarily due to increases in staffing levels and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, increased legal and professional fees associated with an acquisition of new technology described in Note 16 of the financial statements included in this Form 10-Q, and ongoing focus on tax planning.
Total Other Income. Total other income for the three months ended March 31, 2020 decreased by $1.1 million when compared with the same quarter last year, primarily due to lower quarter over quarter investment income compared to the first three months of 2019.
Provision for Income Taxes. The effective tax rate was 16.6% for the three months ended March 31, 2020 compared to 16.5% for the same quarter of 2019. The increase in the effective tax rate for the three months ended March 31, 2020 compared to the same quarter of 2019 was primarily due to a decrease in discrete tax benefits related to equity compensation in the first quarter of 2020.
Net Income. Net income for the three months ended March 31, 2020 decreased by $14.8 million or 14% to $89.5 million versus $104.3 million in the same quarter last year, due to the lower net sales and the corresponding decrease in gross margin, as well as the increases in operating expenses described above.
FINANCIAL CONDITION:

The Company's cash and cash equivalents as of March 31, 2020 were $278.5 million, which decreased $17.8 million compared to $296.3 million as of December 31, 2019. The decrease was primarily due to share repurchases, dividend payments and capital expenditures, which were partially offset by cash flows from operations and the draw-down of $75 million on the Company's line of credit during the three months ended March 31, 2020.
Short-term investments as of March 31, 2020 were $131.1 million, down from $140.4 million as of December 31, 2019, and Long-term investments were $177.8 million as of March 31, 2020, compared to $139.9 million as of December 31, 2019. Changes in the investments balances were primarily driven by changes in fixed income investment maturities within the investment portfolio.
Accounts receivable as of March 31, 2020 decreased approximately $1.8 million compared to December 31, 2019, primarily due to the decrease in sales during the most recently completed quarter, as well as timing of sales within each of the comparative quarters.
Inventories as of March 31, 2020 were $251.0 million, compared to $248.9 million as of December 31, 2019.
Accounts payable as of March 31, 2020 increased approximately $2.5 million to $100.1 million when compared to December 31, 2019.
Accrued liabilities as of March 31, 2020 increased approximately $14.6 million compared to December 31, 2019, primarily due to an increase in accrued salaries and wages and tax liabilities due to timing of certain wage and tax payments.
The current portion of long-term debt as of March 31, 2020 increased $75.0 million compared to December 31, 2019 as a result of the draw-down of $75.0 million on the Company's $150 million line of credit as is further detailed in Note 9 of the financial statements included in this Form 10-Q.
Cash flow from operating activities for the three months ended March 31, 2020 increased $17.4 million to $151.3 million, compared with $133.8 million during the same three month period last year, primarily due to changes in working capital, which were partially offset by lower net income.
Capital expenditures for the three months ended March 31, 2020 were approximately $15.6 million, compared with approximately $16.8 million for the same three month period last year.
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
The following is a summary of working capital and long-term investments:

	March 31, 2020	December 31, 2019
Working Capital	$646,769,592	$778,530,092
Long Term Investments	177,794,760	139,909,323
Total	$824,564,352	$918,439,415

The decrease in working capital as of March 31, 2020 is primarily due to share repurchases, dividend payments and capital expenditures. In order to continue to maintain maximum flexibility and liquidity, in the first quarter of 2020 the Company drew-down $75 million on its line of credit, which is classified as short-term debt as discussed in Note 9 of the financial statements included in this Form 10-Q. The Company believes it has the ability and has the intent to repay the full balance in the next twelve months.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2020, the Company repurchased 7,019,032 shares. The Company has 13,046,287 shares remaining under the plan as of March 31, 2020, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2020, the Company reported net sales of $453.8 million, which was a decrease of 3% compared to net sales of $468.6 million in the first quarter of 2019. The impact of the COVID-19 pandemic and the resulting shut downs in the automotive industry in various parts of Asia, Europe, and North America, resulted in an estimated negative impact on net sales of approximately $40 million dollars for the first quarter of 2020. The Company’s decrease of 3% in sales was in comparison to global light vehicle production levels that dropped 24% for the first quarter of 2020 when compared to the first quarter of 2019. The Company's overall revenue out-performance was largely due to the success of the Full Display Mirror®, as well as exterior electrochromic mirror unit growth.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 12 new vehicle models during the first quarter of 2020. Despite challenging economic conditions created by the COVID-19 pandemic, the Company's net launch rate for inside auto-dimming mirrors and advanced features was the highest first quarter launch rate of the last 3 years. The base inside auto-dimming mirror launches included new models in all of major markets despite the COVID-19 pandemic, while advanced feature launches were led by new models for both HomeLink® and Full Display Mirror®.

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

In the first quarter of 2020, the Company announced Aston Martin at CES and began shipping for Mitsubishi as two additional OEMs for Full Display Mirror®. As of the first quarter of 2020, the Company is shipping production Full Display Mirrors® to six automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, and Mitsubishi, and expects to begin shipping for Aston Martin around mid-year in 2020. The Company is currently shipping on 38 nameplates. The Company continues to see interest from other automotive customers and is negotiating with other customers on an on-going basis. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

In 2017, the Company introduced a new three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window based camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes. In January 2020, the Company announced a collaboration with Aston Martin to bring CMS to future Aston Martin vehicles.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company is currently in production with a rear vision camera system that streams rear video to a rearview-mirror-integrated display using the Company's Full Display Mirror®. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The Company also continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect® which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone via Bluetooth Low Energy. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud server network and activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating the software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in new markets like China. The unique attributes of the China market allow for potential new use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology into the Company's rearview mirrors. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. In September 2019, the Company signed a new agreement with TransCore in the ordinary course of business which extended the term of the partnership. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. In the first quarter of 2019, the Company began its first volume shipments of the ITM® product to Audi. During the second quarter of 2019, the first consumers began registering their ITM® systems online to activate the device and began using the system for normal tolling use. The Company will monitor and assess feedback from consumers, dealers, and the OEM in order to help others understand the use case and acceptance of this product. Over the next 18 months, the Company expects further ITM® nameplate launches with Audi, as well as the initial launch of ITM® at two additional OEMs. These OEM launches are targeted to begin production shipments in the 2020 or 2021 time periods. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® system, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

Further, the Company has previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink Connect®. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure known as HomeLink Connect®. As discussed above, HomeLink Connect® is the home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle's center console display. Drivers of HomeLink Connect® compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings.

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

The European New Car Assessment Program ("Euro NCAP") provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles has had the effect of replacing, and could potentially continue replacing, the Company's SmartBeam® application on these vehicles.

On December 8, 2015 NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period.  The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. In March 2020, HR 6256 was introduced, which would require NHTSA to update NCAP.

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

In January 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions.

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

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products. The Company has been likewise affected by the COVID-19 pandemic.

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

OUTLOOK

The Company’s forecasts for light vehicle production for the second quarter and full year of 2020 are based on IHS Markit's mid-April 2020 forecasts for light vehicle production in North America, Europe, China, and Japan and Korea. The Company's forecast also takes into account the fact that many of our OEM customers remain in full or partial shutdown, with certain customers not scheduled to resume operations until mid-May or later. Based on this information, global light vehicle production for calendar year 2020 in the Company's primary regions is expected to decline 20% compared to 2019 as detailed below:

Light Vehicle Production (per IHS Markit Automotive mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2020	Q2 2019	% Change	Calendar Year 2020	Calendar Year 2019	% Change
North America	1.37	4.24	(68)%	12.22	16.31	(25)%
Europe	2.50	5.61	(55)%	15.98	21.08	(24)%
Japan and Korea	2.16	3.36	(36)%	10.77	13.11	(18)%
China	4.86	5.5	(12)%	20.81	24.67	(16)%
Total Light Vehicle Production	10.89	18.71	(42)%	59.78	75.17	(20)%

Based on the aforementioned IHS Markit light vehicle production forecasts, current forecasted product mix, expense growth estimates, actual performance through the first three months of 2020, and estimates regarding the impact of the COVID-19 pandemic that are detailed herein, the Company has provided certain updates to its previously announced annual guidance ranges, which are set forth below. Such guidance for 2020 reflects the Company's best estimate of the impact of the ongoing COVID-19 pandemic, as well as changes to the IHS Markit's estimates for light vehicle production for the second quarter and the remainder of 2020.

Based on the aforementioned, the Company currently estimates that top line revenue for calendar year 2020 will be between $1.58 and $1.67 billion. The Company's forecast also takes into account the fact that many of our customers are in full or partial shutdown, with some of its customers not scheduled to resume operations until mid-May or later. Ongoing uncertainties remain around the impact of the COVID-19 pandemic on customer demand and restrictions on operations. COVID-19 has created unprecedented circumstances for the Company's industries, which included massive changes to production levels at its customers, which occurred in a very short time period. The Company's industries have also been significantly influenced by federal, state and local governments in each of the countries where our customers operate. Unfortunately, many of these changes have come with little or no advanced warning, which makes it very difficult to forecast sales or build a sustainable operating model. Beyond the impact of the COVID-19 pandemic, other ongoing uncertainties remain including: light vehicle production levels; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on updated net sales guidance for calendar year 2020, as well as actual results for the first three months of 2020 and anticipated product mix, the Company has estimated that the gross margin will be between 34% and 35% for calendar year 2020.

In an effort to manage the cost structure of the Company in light of the impacts of the COVID-19 pandemic, the Company is also lowering the guidance range for operating expenses, which include E, R & D expenses and S, G & A expenses, by $10 million dollars. The Company has estimated that its operating expenses are now expected to be approximately $195 - $205 million for calendar year 2020, primarily due to staffing costs and professional fees, which continue to support growth and the development of new business and technology advances.

As part of the Company's renewed focus on optimizing its cost structure over the remainder of the year, and based on actual spending levels through the first three months of 2020, the Company now anticipates that 2020 capital expenditures will be approximately $60 - $70 million, the majority of which will be equipment purchases. Capital expenditures in calendar year 2020 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
Based on actual results for the first three months of 2020, and expected projects in the remainder of the year, the Company now estimates that depreciation and amortization expense for calendar year 2020 will be approximately $102 - $107 million.

The Company now estimates its effective annual tax rate for calendar year 2020 to be in the range of 16% to 17%, which reflects the anticipated lower discrete benefits from stock option exercises of the Company's employees and reduced foreign-derived intangible income tax benefits due to geographical mix changes within its customer base due to the impact of COVID-19.
In accordance with the previously announced share repurchase plan, the Company intends to continue to repurchase additional shares of its common stock in 2020, but share repurchases may vary from time to time and will take into account the COVID-19 pandemic impacts on market conditions and the industry, as well as other macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).
Additionally, based on the difficulty and uncertainty of global light vehicle production data for 2021, the Company has withdrawn revenue guidance for 2021, until better data becomes available. Despite the fact that we are withdrawing guidance for 2021, the Company remains confident in its ability to continue to outperform the underlying market.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2020 material changes in risk factors disclosed in the Company's report on Form 10-K for the year ended December 31, 2019 are set forth herein.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets that have and will continue to reduce demand for its products.
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, "poised", “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; and the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statements should be read in conjunction with additional information about risks and uncertainties identified herein and under the heading "Risk Factors" in the Company's latest Form 10-K filed with the SEC, which risks now include the impacts of the COVID-19 pandemic that have affected, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast (April 17, 2020) (http://www.gentex.com/ forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2019. There have been material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2019, as described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein, as well as the addition of the following risk factor.
Automotive Industry and General Economic Risks
The COVID-19 pandemic has significantly impacted worldwide economic and industry conditions and has had and will continue to have a material adverse effect on our business, financial condition, and/or results of operations. The present COVID-19 pandemic began to materially impact the Company's operations late in the first quarter of 2020 and continues to affect our business, financial condition, and/or results of operations, including governmental authorities imposing mandatory closures, work-from-home orders and social distancing protocols, as well as seeking voluntary facility closures and other restrictions. These actions materially adversely affect the Company's ability to adequately staff and maintain its operations, impair our ability to sustain existing levels of financial liquidity, and impact the Company's business, financial condition, and/or results of operations.

While some of the Company's facilities have been able to continue to operate in a limited way, many of the Company's customers' and suppliers' locations were closed or operated at a meaningfully diminished capacity, negatively impacting sales at the end of the first quarter of fiscal 2020, during the second quarter of 2020 to date, and likely beyond. COVID-19 has negatively impacted and will likely continue to negatively impact the mix of our business resulting from a decrease in sales of certain advance feature products, which typically have higher gross margins and could therefore result in lower overall margins until the impacts of COVID-19 starts to moderate. As we cannot predict the duration and scope of the COVID-19 pandemic, the overall negative financial impact to the Company's business, financial condition, and/or results of operations is not fully known, but is material and may last for an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Reference is made to Note 16 of the financial statements included in this Form 10-Q, which is incorporated herein by reference.

On April 8, 2020, pursuant to an acquisition agreement, the shareholders of Vaporsens received 147,346 shares of the common stock of the Company as part of the acquisition of Vaporsens by the Company. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company believes the issuance of the foregoing restricted shares was exempt from registration as a privately negotiated, isolated, non-recurring transaction not involving any public solicitation. An appropriate legend is affixed to the stock certificates issued in such transaction.

(c) Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. As previously disclosed, the Company intends to continue to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2020, the Company repurchased 7,019,032 shares. The Company has 13.0 million shares remaining under the plan as of March 31, 2020.

The following is a summary of share repurchase activity during each quarter of the three months ended March 31, 2020:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2020	—	—	—	20,065,319
February 2020	1,945,036	29.40	1,945,036	18,120,283
March 2020	5,073,996	23.97	5,073,996	13,046,287
1st Quarter 2020 Total	7,019,032	25.48	7,019,032

2020 Total	7,019,032	25.48	7,019,032	—

As of March 31, 2020 the Company has repurchased 133,953,441 shares at a total cost of $2,052,406,986 under its share repurchase plan or as otherwise previously disclosed.

Item 6. Exhibits.

See Exhibit Index on Page 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 8, 2020	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 8, 2020	/s/ Kevin C. Nash
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