Form 10-Q
period 2020-06-30
GENTEX CORP
filed 2020-08-07
CIK 355811

XBRL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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

Class	Shares Outstanding, July 24, 2020
Common Stock, $.06 Par Value	245,779,601

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2020
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 and December 31, 2019

	June 30, 2020 (Unaudited)	December 31, 2019 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$343,811,484	$296,321,622
Short-term investments	70,015,164	140,384,053
Accounts receivable, net	170,643,014	235,410,326
Inventories	259,728,189	248,941,855
Prepaid expenses and other	15,128,837	29,319,036
Total current assets	859,326,688	950,376,892

PLANT AND EQUIPMENT—NET	485,314,868	498,316,100

OTHER ASSETS
Goodwill	309,033,022	307,365,845
Long-term investments	171,134,695	139,909,323
Intangible assets, net	251,725,000	250,375,000
Patents and other assets, net	24,507,260	22,460,033
Total other assets	756,399,977	720,110,201
Total assets	$2,101,041,533	$2,168,803,193

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$60,183,429	$97,553,917
Current portion of long-term debt	75,000,000	—
Accrued liabilities	82,447,668	74,292,883
Total current liabilities	217,631,097	171,846,800

OTHER NON-CURRENT LIABILITIES	10,306,855	7,414,424

DEFERRED INCOME TAXES	50,496,168	51,454,149

Total liabilities	278,434,120	230,715,373

SHAREHOLDERS’ INVESTMENT
Common stock	14,746,529	15,076,651
Additional paid-in capital	818,678,880	807,928,139
Retained earnings	986,442,760	1,116,372,133
Accumulated other comprehensive income (loss)	2,739,244	(1,289,103)
Total shareholders’ investment	1,822,607,413	1,938,087,820
Total liabilities and shareholders’ investment	$2,101,041,533	$2,168,803,193

Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET SALES	$229,925,556	$468,711,354	$683,687,281	$937,300,351

COST OF GOODS SOLD	185,980,748	292,173,750	483,154,994	591,118,243
Gross profit	43,944,808	176,537,604	200,532,287	346,182,108

OPERATING EXPENSES:
Engineering, research and development	28,992,968	28,359,343	58,608,390	56,448,524
Selling, general & administrative	21,690,096	20,273,295	43,634,987	40,232,286
Total operating expenses	50,683,064	48,632,638	102,243,377	96,680,810

(Loss) Income from operations	(6,738,256)	127,904,966	98,288,910	249,501,298

OTHER INCOME
Investment income	1,462,033	2,140,387	3,908,682	5,403,128
Other income, net	1,404,196	237,191	1,205,030	286,660
Total other income	2,866,229	2,377,578	5,113,712	5,689,788

(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,872,027)	130,282,544	103,402,622	255,191,086

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,497,994)	21,323,919	16,270,854	41,952,050

NET (LOSS) INCOME	$(2,374,033)	$108,958,625	$87,131,768	$213,239,036

EARNINGS (LOSS) PER SHARE: (1)
Basic	$(0.01)	$0.42	$0.35	$0.82
Diluted	$(0.01)	$0.42	$0.35	$0.82

Cash Dividends Declared per Share	$0.120	$0.115	$0.240	$0.230

(1) Earnings (Loss) Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(2,374,033)	$108,958,625	$87,131,768	$213,239,036

Other comprehensive income before tax:
Foreign currency translation adjustments	136,627	(475,686)	(555,463)	(176,687)
Unrealized gains on debt securities, net	3,022,561	1,583,089	5,802,291	2,881,325

Other comprehensive income, before tax	3,159,188	1,107,403	5,246,828	2,704,638

Income tax impact related to components of other comprehensive income	634,738	332,448	1,218,481	605,079

Other comprehensive income, net of tax	2,524,450	774,955	4,028,347	2,099,559

Comprehensive Income	$150,417	$109,733,580	$91,160,115	$215,338,595

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2020	244,865,658	$14,691,939	$801,388,454	$1,018,310,446	$214,794	$1,834,605,633
Issuance of common stock from stock plan transactions	746,112	44,767	8,310,437	—	—	8,355,204
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,430,583	—	—	5,430,583
Dividends declared ($0.12 per share)	—	—	—	(29,493,653)	—	(29,493,653)
Net loss	—	—	—	(2,374,033)	—	(2,374,033)
Other comprehensive income	—	—	—	—	2,524,450	2,524,450
BALANCE AS OF JUNE 30, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413

BALANCE AS OF APRIL 1, 2019	255,584,345	$15,335,061	$748,641,461	$1,093,373,960	$(275,734)	$1,857,074,748
Issuance of common stock from stock plan transactions	2,269,483	136,170	31,284,090	—	—	31,420,260
Repurchases of common stock	(3,074,709)	(184,483)	(7,963,499)	(61,723,161)	—	(69,871,143)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,276,201	—	—	5,276,201
Dividends declared ($0.115 per share)	—	—	—	(29,299,410)	—	(29,299,410)
Net income	—	—	—	108,958,625	—	108,958,625
Other comprehensive income	—	—	—	—	774,955	774,955
BALANCE AS OF JUNE 30, 2019	254,779,119	$15,286,748	$777,238,253	$1,111,310,014	$499,221	$1,904,334,236

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	1,353,287	81,198	15,629,494	—	—	15,710,692
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(7,019,032)	(421,143)	(20,214,812)	(158,183,629)	—	(178,819,584)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	11,786,653	—	—	11,786,653
Dividends declared ($0.24 per share)	—	—	—	(58,877,512)	—	(58,877,512)
Net income	—	—	—	87,131,768	—	87,131,768
Other comprehensive income	—	—	—	—	4,028,347	4,028,347
BALANCE AS OF JUNE 30, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413

BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	3,250,153	195,010	41,739,804	—	—	41,934,814
Repurchases of common stock	(7,799,647)	(467,979)	(19,964,843)	(145,705,549)	—	(166,138,371)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,139,148	—	—	10,139,148
Dividends declared ($0.23 per share)	—	—	—	(58,691,610)	—	(58,691,610)
Net income	—	—	—	213,239,036	—	213,239,036
Other comprehensive loss	—	—	—	—	2,099,560	2,099,558
BALANCE AS OF JUNE 30, 2019	254,779,119	$15,286,748	$777,238,253	$1,111,310,014	$499,221	$1,904,334,236

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,131,768	$213,239,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,437,698	53,296,388
(Gain) on disposal of assets	(155,229)	(95,658)
Loss on disposal of assets	88,357	340,070
(Gain) on sale of investments	(1,023,683)	(218,981)
Loss on sale of investments	72,871	—
Change in deferred income taxes	(2,176,462)	196,133
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	15,960,362	10,139,148
Change in operating assets and liabilities:
Accounts receivable, net	64,981,864	(12,888,533)
Inventories	(10,710,548)	187,136
Prepaid expenses and other	14,230,026	(2,311,576)
Accounts payable	(37,452,944)	(2,769,229)
Accrued liabilities, excluding dividends declared and short-term debt	6,068,104	14,353,360
Net cash provided by operating activities	190,452,184	273,467,294

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	5,607,634	28,845,319
Maturities and calls	90,017,368	9,714,000
Purchases	(52,650,769)	(40,298,297)
Plant and equipment additions	(28,828,066)	(45,504,667)
Proceeds from sale of plant and equipment	200,475	227,738
Acquisition of businesses, net of cash acquired	(7,031,827)	—
Decrease in other assets	(3,886,518)	(1,022,057)
Net cash (used for) investing activities	3,428,297	(48,037,964)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	75,000,000	—
Issuance of common stock from stock plan transactions	15,710,692	41,934,814
Cash dividends paid	(58,281,727)	(57,918,158)
Repurchases of common stock	(178,819,584)	(166,138,372)
Net cash (used for) financing activities	(146,390,619)	(182,121,716)

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,489,862	43,307,614

CASH AND CASH EQUIVALENTS, beginning of period	296,321,622	217,025,278

CASH AND CASH EQUIVALENTS, end of period	$343,811,484	$260,332,892

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2019 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the interim periods presented.

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

(3) Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition in 2013 and recorded an additional $1.7 million in Goodwill during the second quarter of 2020 as part of the acquisition of Vaporsens. See Note 16 for more information on the Vaporsens transaction. The carrying value of Goodwill as of June 30, 2020 and December 31, 2019 was $309.0 million and $307.4 million, respectively.

Carrying Amount
Balance as of December 31, 2019	$307,365,845
Acquisitions	1,667,177
Divestitures	—
Impairments	—
Other	—
Balance as of June 30, 2020	$309,033,022

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of COVID-19 was considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,859,912	$(23,591,325)	$14,268,587	Various
Vaporsens Technology License	279,113	(31,357)	247,756	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(101,250,000)	78,750,000	12 years
Existing Customer Platforms	43,000,000	(29,025,000)	13,975,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Total Other Intangible Assets	$382,000,000	$(130,275,000)	$251,725,000

Total Patents & Other Intangible Assets	$420,139,025	$(153,897,682)	$266,241,343

As of December 31, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,328,963	$(22,491,010)	$14,837,953	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(93,750,000)	86,250,000	12 years
Existing Customer Platforms	43,000,000	(26,875,000)	16,125,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(120,625,000)	$250,375,000

Total Patents & Other Intangible Assets	$408,328,963	$(143,116,010)	$265,212,953

Amortization expense on patents and intangible assets was approximately $5.6 million and $11.2 million during the three and six months ended June 30, 2020, compared to approximately $5.6 million and $11.2 million for the same periods ended June 30, 2019.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ended December 31, 2020 and 2021 to be approximately $22 million annually, for the year ended

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled approximately $8.7 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2020 and December 31, 2019:
As of June 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$343,811,484	$343,811,484	$—	$—
Short-Term Investments:
Certificate of Deposit	1,023,558	1,023,558	—	—
Corporate Bonds	18,465,053	—	18,465,053	—
Government Securities	43,412,712	—	43,412,712	—
Municipal Bonds	4,292,331	—	4,292,331	—
Other	2,821,510	2,821,510	—	—
Long-Term Investments:
Asset Backed Securities	42,140,999	—	42,140,999	—
Certificate of Deposit	4,173,150	4,173,150	—	—
Corporate Bonds	21,101,912	—	21,101,912	—
Government Securities	617,226	—	617,226	—
Municipal Bonds	94,430,839	—	94,430,839	—
Total	$576,290,774	$351,829,702	$224,461,072	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$296,321,622	$296,321,622	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,219,685	—	29,219,685	—
Government Securities	58,432,823	—	58,432,823	—
Other	2,631,750	2,631,750	—	—
Long-Term Investments:
Asset-backed Securities	25,791,029	—	25,791,029	—
Certificate of Deposit	3,557,798	3,557,798		—
Corporate Bonds	22,815,998	—	22,815,998	—
Governmental Securities	6,088,190	—	6,088,190	—
Municipal Bonds	72,638,690	—	72,638,690	—
Total	$567,597,380	$352,610,965	$214,986,415	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2020 and December 31, 2019:

As of June 30, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$23,558	$—	$1,023,558
Corporate Bonds	18,328,367	138,975	(2,289)	18,465,053
Government Securities	43,146,665	266,047	—	43,412,712
Municipal Bonds	4,256,184	36,147	—	4,292,331
Other	2,821,510	—	—	2,821,510
Long-Term Investments:
Asset Backed Securities	41,140,592	1,032,218	(31,811)	42,140,999
Certificate of Deposit	4,006,912	166,238	—	4,173,150
Corporate Bonds	20,230,114	871,798	—	21,101,912
Government Securities	614,995	2,231	—	617,226
Municipal Bonds	89,744,967	4,707,257	(21,385)	94,430,839
Total	$225,290,306	$7,244,469	$(55,485)	$232,479,290

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2019:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795	$—	$—	$50,099,795
Corporate Bonds	29,025,624	194,061	—	29,219,685
Government Securities	58,343,911	99,917	(11,005)	58,432,823
Other	2,631,750	—	—	2,631,750
Long-Term Investments:
Asset-backed Securities	25,971,156	—	(180,127)	25,791,029
Certificate of Deposit	3,500,000	58,808	(1,010)	3,557,798
Corporate Bonds	22,306,130	509,868	—	22,815,998
Government Securities	6,012,705	75,485	—	6,088,190
Municipal Bonds	71,997,996	1,036,116	(395,422)	72,638,690
Total	$269,889,067	$1,974,255	$(587,564)	$271,275,758

Unrealized losses on investments as of June 30, 2020, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$55,485	$18,860,975
Loss duration of greater than one year	—	—
Total	$55,485	$18,860,975

Unrealized losses on investments as of December 31, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$587,564	$90,721,081
Loss duration of greater than one year	—	—
Total	$587,564	$90,721,081

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
Fixed income securities as of June 30, 2020 have contractual maturities as follows:

Due within one year	$67,193,654
Due between one and five years	46,324,201
Due over five years	116,139,925
$229,657,780

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2020	December 31, 2019
Raw materials	$179,537,716	$164,974,553
Work-in-process	34,708,883	33,069,255
Finished goods	45,481,590	50,898,047
Total Inventory	$259,728,189	$248,941,855

(6) Earnings Per Share

The Company has unvested share-based payment awards with a right to receive non-forfeitable dividends, which are considered participating securities under ASC 260, Earnings Per Share. The Company allocates earnings to participating securities and computes earnings per share using the two-class method. Under the two-class method, net income (loss) per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, net income (loss) is allocated to both common shares and participating securities based on their respective weighted average shares outstanding for the period. For a period of net loss, net loss is not allocated to participating securities.

The following table sets forth the computation of basic and diluted net income (loss) per common share under the two-class method for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020	2019
Basic Earnings Per Share
Net (Loss) Income	$(2,374,033)		$108,958,625		$87,131,768	$213,239,036
Less: Dividends and undistributed earnings allocated to participating securities	439,327		1,256,243		1,245,275	2,348,020
Net (Loss) Income available to common shareholders	$(2,813,360)		$107,702,382		$85,886,493	$210,891,016

Basic weighted average shares outstanding	241,684,323		255,219,868		243,983,276	256,350,600
Net (Loss) Income per share - Basic	$(0.01)		$0.42		$0.35	$0.82

Diluted Earnings Per Share
Allocation of Net (Loss) Income used in basic computation	$(2,813,360)		$107,702,382	$—	$85,886,493	$210,891,016
Reallocation of undistributed earnings	—		4,848		1,697	8,842
Net (Loss) Income available to common shareholders - Diluted	$(2,813,360)		$107,707,230		$85,888,190	$210,899,858

Number of shares used in basic computation	241,684,323		255,219,868		243,983,276	256,350,600
Additional weighted average dilutive common stock equivalents	—		1,359,753		1,085,380	1,344,285
Diluted weighted average shares outstanding	241,684,323	0	256,579,621	0	245,068,656	257,694,885

Net (Loss) Income per share - Diluted	$(0.01)		$0.42		$0.35	$0.82

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,636,661		1,013,332		428,948	1,011,948

(7) Stock-Based Compensation Plans
As of June 30, 2020, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which potential awards may be stock options (both incentive stock options and non-qualified stock options), appreciation rights, restricted stock, restricted stock units, performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. The 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans, including those made to non-officers in the first quarter of 2019, remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2019, for additional information related to the Prior Plans.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized total compensation expense for share-based payments of $9,641,353 and $15,960,362 for three and six months ended June 30, 2020, respectively, which included approximately $4,173,710 in severance expense during the second quarter 2020. The Company recognized compensation expense for share-based payments of $5,200,045 and $9,986,839 for the three and six months ended June 30, 2019, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The 2019 Omnibus Incentive Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of June 30, 2020, 8,458,942 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of June 30, 2020, there was $6,882,606 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividend Yield (1)	1.99%	2.03%	2.01%	2.03%
Expected volatility (2)	27.91%	23.71%	27.21%	23.64%
Risk-free interest rate (3)	0.29%	1.76%	0.33%	2.00%
Expected term of options (years) (4)	4.16	4.17	4.16	4.18
Weighted-avg. grant date fair value	$4.67	$4.23	$4.24	$3.96
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2020, the Company had unearned stock-based compensation of $43,352,020 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three and six months ended June 30, 2020 was $7,580,492 and $11,905,749, respectively, which included $4,148,477 of severance related expense for the second quarter of 2020. Amortization expense from restricted stock grants for the three and six months ended June 30, 2019 was $3,274,411 and $6,046,175, respectively.

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

As of June 30, 2020, the Company had unearned stock-based compensation of $4,932,401 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three and six months ended June 30, 2020 was $563,783 and $957,560, respectively. No amortization expense for performance share grants was incurred in 2019, as no such awards were issued and outstanding.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of June 30, 2020, the Company has issued 1,269,603 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation adjustments:
Balance at beginning of period	$(3,076,679)	$(1,375,888)	$(2,384,589)	$(1,674,887)
Other Comprehensive (loss) income before reclassifications	136,627	(475,686)	(555,463)	(176,687)
Net current-period change	136,627	(475,686)	(555,463)	(176,687)
Balance at end of period	(2,940,052)	(1,851,574)	(2,940,052)	(1,851,574)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	3,291,473	1,100,154	1,095,486	74,549
Other Comprehensive income before reclassifications	3,109,755	1,353,661	5,334,951	2,449,241
Amounts reclassified from accumulated other comprehensive income	(721,932)	(103,020)	(751,141)	(172,995)
Net current-period change	2,387,823	1,250,641	4,583,810	2,276,246
Balance at end of period	5,679,296	2,350,795	5,679,296	2,350,795

Accumulated other comprehensive income, end of period	$2,739,244	$499,221	$2,739,244	$499,221
The following table presents details of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$913,838	$130,405	$950,812	$218,981	Investment income
Provision for income taxes	(191,906)	(27,385)	(199,671)	(45,986)	Provision for income taxes
Total net reclassifications for the period	$721,932	$103,020	$751,141	$172,995	Net of tax

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

As of June 30, 2020, there was an outstanding balance of $75 million on the Revolver. In the next twelve months, the Company has the ability and intent to repay the full outstanding balance using cash; therefore, this balance has been classified as a current liability. The Revolver expires on October 15, 2023.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2020, the borrowing rate on its Revolver is derived from the one month LIBOR, and based on the Company's leverage ratio as of June 30, 2020, the interest rate on its borrowings is equal to 1.06%. During the three and six months ended June 30, 2020, interest expense was $0.3 million and $0.4 million respectively, which was recorded with the "Other income (loss), net" section of the Unaudited Consolidated Statements of Income. Based on loan balances as of June 30, 2020, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.8 million dollars on an annual basis.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2020, the Company is in compliance with its covenants under the Credit Agreement.

(10) Equity

The decrease in common stock during the six months ended June 30, 2020, was primarily due to the repurchases of 7.0 million shares, partially offset by the issuance of 1.4 million shares of the Company’s common stock under the Company’s stock-based compensation plans and the issuance of 0.1 million shares of the Company's common stock as part of the acquisition of Vaporsens (see Note 16 for more information). The total net decrease was 5.5 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2020. As such, the Company recorded a cash dividend of $0.120 per share during the second quarter of 2020 as compared to a cash dividend of $0.115 per share during the second quarter of 2019. The second quarter 2020 dividend of $29.5 million was declared on June 9, 2020, and was paid on July 22, 2020.

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

(12) Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry, which are combined into the "Other" segment. During the second quarter of 2020, the Company also acquired Vaporsens, which specializes in nanofiber chemical sensing research and development, which was also combined in the "Other" segment, as shown below. Further information in regards to the Vaporsens transaction is included in Note 16 of the financial statements.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Automotive Products	$222,067,846	$456,625,064	$661,923,434	$912,423,707
Other	7,857,710	12,086,290	21,763,847	24,876,644
Total	$229,925,556	$468,711,354	$683,687,281	$937,300,351
Income from operations:
Automotive Products	$(6,054,235)	$124,295,223	$94,721,308	$241,247,925
Other	(684,021)	3,609,743	3,567,602	8,253,373
Total	$(6,738,256)	$127,904,966	$98,288,910	$249,501,298

(13) Income Taxes
The effective tax rate was 15.7% in the six months ended June 30, 2020 compared to 16.4% for the same period in 2019. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(14) Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2020 and June 30, 2019:

Revenue	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Automotive Products
U.S.	$55,849,461	$144,547,946	$191,431,379	$285,931,010
Germany	23,866,009	73,151,692	96,651,733	151,601,619
Japan	37,333,947	55,722,292	88,470,880	112,055,986
Mexico	13,589,601	42,178,705	59,540,082	86,589,093
Other	91,428,828	141,024,429	225,829,360	276,245,999
Total Automotive Products	$222,067,846	$456,625,064	$661,923,434	$912,423,707
Other Products (U.S.)	7,857,710	12,086,290	21,763,847	24,876,644
Total Revenue	$229,925,556	$468,711,354	$683,687,281	$937,300,351

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2020 and June 30, 2019:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Automotive Segment
Automotive Mirrors & Electronics	$210,600,540	$413,429,267	$611,685,854	$822,400,934
HomeLink Modules*	11,467,306	43,195,797	50,237,580	90,022,773
Total Automotive Products	$222,067,846	$456,625,064	$661,923,434	$912,423,707

Other Segment
Fire Protection Products	4,837,540	6,359,266	11,006,291	12,211,499
Windows Products	3,020,170	5,727,024	10,757,557	12,665,145
Total Other	$7,857,710	$12,086,290	$21,763,848	$24,876,644

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15) Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2020 was 2 years, with a weighted average discount rate of 1.4%.

Future minimum lease payments for operating leases as of June 30, 2020 were as follows:

Year ending December 31,

2020 (excluding the six months ended June 30, 2020)	$616,477
2021	931,848
2022	617,178
2023	209,525
2024	12,555
Thereafter	2,697
Total future minimum lease payments	2,390,280
Less imputed interest	(25,703)
Total	$2,364,577

Reported as of June 30, 2020

Accrued Liabilities	$1,105,254
Other Non-Current Liabilities	1,259,323
Total	$2,364,577

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16) Acquisition of Vaporsens, Inc

On April 3, 2020, the Company acquired Vaporsens, Inc (“Vaporsens”) for $10.6 million in a stock purchase deal, which was in addition to the previous $3.0 million equity investment by the Company in Vaporsens. The Company funded the acquisition with $7.1 million in cash payments, with the remaining $3.5 million of consideration paid with restricted common stock of the Company. Vaporsens specializes in nanofiber chemical sensing research and development, which the Company anticipates using to complement and expand its product offerings. Vaporsens is now a 100% owned subsidiary of the Company, and will be classified within the “Other” segment.

The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues or earnings of the business of Vaporsens which were included in the the Company’s consolidated statement of income and comprehensive income for the quarter or year to date periods ended June 30, 2020.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of April 3, 2020. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

Fair Value
Current Assets	$435,722
Personal Property	562,840
Technology Licenses	245,335
In-Process R&D	11,000,000
Goodwill	1,667,177
Total assets acquired	13,911,074
Current liabilities	255,522
Deferred Tax Liability	36,552
Total Liabilities assumed	292,074
Net Assets Acquired	$13,619,000

The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made as of June 30, 2020. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the end of calendar year 2020.

Through June 30, 2020, the Company has incurred acquisition-related costs of approximately $550,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:
NON-GAAP MEASURES
The following discussion includes adjusted gross profit ("Adjusted Gross Profit"), adjusted gross margin ("Adjusted Gross Margin"), adjusted operating expenses ("Adjusted Operating Expenses"), adjusted engineering, research and development expenses ("Adjusted E, R & D Expenses"), adjusted selling, general and administrative expenses ("Adjusted S, G & A Expenses"), adjusted operating (loss) income ("Adjusted Operating Income"), adjusted net (loss) income ("Adjusted Net Income"), and adjusted earnings per diluted shares ("Adjusted Earnings per Diluted Share"), which are non-GAAP measures. See section Non-GAAP Financial Measures for the GAAP measure, definitions of these terms, and reconciliations between the non-GAAP measure and the GAAP measure, as well as a discussion of why the Company believes this non-GAAP information is useful to investors and how management uses such non-GAAP information.
 SECOND QUARTER 2020 VERSUS SECOND QUARTER 2019
Net Sales. Net sales for the second quarter of 2020 decreased by $238.8 million or 51% when compared with the second quarter of 2019.
Automotive net sales for the second quarter of 2020 decreased 51% to $222.1 million, compared with automotive net sales of $456.6 million in the second quarter of 2019. This quarter over quarter decline in automotive net sales was driven primarily by a 51% quarter over quarter decrease in automotive mirror unit shipments. The 51% decrease in automotive mirror unit shipments in the second quarter of 2020 to 5.3 million units compared with 10.8 million units in the second quarter of 2019, was driven primarily by a 51% quarter over quarter decrease in interior auto-dimming mirror unit shipments as a result of the overall 45% quarter over quarter decrease in global light vehicle production, and the more severe decreases in Europe (62% quarter over quarter decrease) and North America (69% quarter over quarter decrease), stemming from the COVID-19 pandemic.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2020, and 2019 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
North American Interior Mirrors	787	2,206	(64)%	2,806	4,433	(37)%
North American Exterior Mirrors	455	1,320	(66)%	1,689	2,549	(34)%
Total North American Mirror Units	1,242	3,526	(65)%	4,495	6,981	(36)%

International Interior Mirrors	2,916	5,339	(45)%	7,948	10,596	(25)%
International Exterior Mirrors	1,102	1,953	(44)%	3,211	3,924	(18)%
Total International Mirror Units	4,018	7,293	(45)%	11,159	14,520	(23)%

Total Interior Mirrors	3,703	7,545	(51)%	10,754	15,028	(28)%
Total Exterior Mirrors	1,557	3,273	(52)%	4,900	6,473	(24)%
Total Auto-Dimming Mirror Units	5,260	10,819	(51)%	15,654	21,501	(27)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $7.9 million in the second quarter of 2020, a decrease of 35%, compared to $12.1 million in the second quarter of 2019. This decrease is in large part attributable to a 47% quarter over quarter decline in variable dimmable aircraft windows sales, which decreased to $3.0 million in the second quarter of 2020 from $5.7 million in the second quarter of 2019. Fire protection sales decreased by 24% in the second quarter of 2020 to $4.8 million, compared to $6.4 million in the second quarter of 2019.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 80.9% in the second quarter of 2020 versus 62.3% in the second quarter of 2019. The quarter over quarter net decrease in the gross profit margin was primarily the result of lost sales and manufacturing inefficiencies due to the COVID-19 pandemic and the related shutdowns, severance related costs of $3.9 million, and annual customer price reductions. On a quarter over quarter basis, the lost sales and manufacturing inefficiencies due to the COVID-19 pandemic and the related shutdowns had a negative impact of approximately 14% - 15%, and the above-referenced severance related costs and annual price reductions each independently had a negative impact of approximately 150 - 200 basis points on gross profit margin. Purchasing cost reductions and product mix improvements independently had a positive impact of approximately 150 - 200 basis points on gross profit margin on a quarter over quarter basis. When adjusted for the expenses related to severance, the Adjusted Gross Margin for the quarter was 20.8%. (See Non-GAAP Financial Measures).

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the second quarter of 2020 increased by 2% or $0.6 million when compared with the second quarter of 2019, primarily due to severance related costs of $3.3 million, which was partially offset by reductions in wages and discretionary spending. When excluding such severance related costs, Adjusted E, R & D Expenses for the second quarter of 2020 would have decreased by 9% when compared with the second quarter of 2019. (See Non-GAAP Financial Measures).

Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.4 million for the second quarter of 2020 compared to the second quarter of 2019. S, G & A expenses were at 9% of net sales in the second quarter of 2020, up from 4% of net sales in the second quarter of 2019. S, G, & A expenses increased on a quarter over quarter basis primarily due to severance related costs of $1.6 million, which was partially offset by reductions in wages and discretionary spending. When excluding the severance related costs, Adjusted S, G & A Expenses for the second quarter of 2020 would have decreased by 1% when compared with the second quarter of 2019. (See Non-GAAP Financial Measures).

Total operating expenses were $50.7 million in the second quarter of 2020, which increased by 4% or $2.1 million, from $48.6 million in the second quarter of 2019. When excluding severance expenses, Adjusted Operating Expenses in the second quarter of 2020 were down 6% when compared with operating expenses in the second quarter of 2019. (See Non-GAAP Financial Measures). The decrease in Adjusted Operating Expense was primarily driven by reductions in wages and discretionary spending.

Total Other Income. Total other income for the second quarter of 2020 increased by $0.5 million when compared with the second quarter of 2019.
Provision for Income Taxes. The Company recognized a tax benefit of $1.5 million in the second quarter of 2020 compared to tax expense of $16.3 million and a 16.4% effective tax rate for same quarter of 2019. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net (Loss) Income. Net loss for the second quarter of 2020 was $2.4 million, down from a net income of $109.0 million the second quarter of 2019. Adjusted Net Income was $4.6 million during the second quarter of 2020, when adjusting for the impact of the severance related costs, net of tax. (See Non-GAAP Financial Measures).
Earnings (Loss) Per Share. The Company had a loss per diluted share for the second quarter of 2020 of $0.01 which compared to earnings per diluted share of $0.42 for the second quarter of 2019, primarily as a result of the COVID-19 pandemic and the related shutdowns. Adjusted Earnings per Diluted Share were $0.02 per share for the second quarter of 2020, when adjusting for the impact of the severance related costs. (See Non-GAAP Financial Measures).

NON-GAAP FINANCIAL MEASURES:
 The financial information for the three months (above) and six months (below) ended June 30, 2020, is provided in accordance with Generally Accepted Accounting Principles ("GAAP"). Still, the Company believes that it is useful for the three months ended June 30, 2020 to provide non-GAAP: Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted E, R & D Expenses, Adjusted S, G & A Expenses, Adjusted Operating Income, Adjusted Net Income; and Adjusted Earnings per Diluted Share with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" table below. This non-GAAP financial information allows investors to evaluate current performance in the Company's core business in relation to historical performance by excluding the impact of certain COVID-19 related severance expenses.
 Management uses such non-GAAP information internally to help assess performance in the current period versus prior periods in the Company's core business. A reconciliation of the Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted E, R & D Expenses, Adjusted S, G & A Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Earnings per Diluted Share is provided in the attached "Reconciliation of non-GAAP Measures" table below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures. All non-GAAP financial measures are subject to inherent limitations because not all of the expenses required by GAAP are included.
The Company has presented Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted E, R & D Expenses, Adjusted S, G & A Expenses, and Adjusted Operating Income as supplemental measures of the Company's performance. Current quarter Adjusted Gross Profit, Adjusted Operating Expenses, Adjusted E, R & D Expenses, Adjusted S, G & A Expenses, and Adjusted Operating Income exclude certain severance related costs set forth in the table below. Current quarter Adjusted Gross Margin is defined as Adjusted Gross Profit divided by Net Sales.

Reconcilliation of Non-GAAP Measures
	(Unaudited)
	Three Months Ended June 30,
	2020	2019

Gross Profit - GAAP	$43,944,808	$176,537,604
Severance Related Costs	3,927,906	—
Adjusted Gross Profit - (Non-GAAP)	$47,872,714	$176,537,604

Gross Margin - GAAP	19.1%	37.7%
Adjusted Gross Margin - (Non-GAAP)	20.8%	37.7%

E, R & D Expenses - GAAP	$28,992,968	$28,359,343
Less: Severance Related Costs	(3,311,839)	—
Adjusted E, R & D Expenses - (Non-GAAP)	$25,681,129	$28,359,343

S, G & A Expenses - GAAP	$21,690,096	$20,273,295
Less: Severance Related Costs	(1,593,610)	—
Adjusted S, G & A Expenses - (Non-GAAP)	$20,096,486	$20,273,295

Operating Expenses - GAAP	$50,683,064	$48,632,638
Less: Severance Related Costs	(4,905,449)	—
Adjusted Operating Expenses - (Non-GAAP)	$45,777,615	$48,632,638

Operating (Loss) Income - GAAP	$(6,738,256)	$127,904,966
Severance Related Costs - Overhead	3,927,906	—
Severance Related Costs - Operating	4,905,449	—
Adjusted Operating Income - (Non-GAAP)	$2,095,099	$127,904,966

Adjusted Net Income and Adjusted Earnings per Diluted Share: Adjusted Net Income and Adjusted Earnings per Diluted Share are presented as supplemental measures of the Company's performance for the reasons set forth above. Adjusted Net Income is defined as Net (Loss) Income adjusted for severance related costs during the second quarter of 2020. Adjusted Earnings per Diluted Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.

Reconcilliation of Non-GAAP Measures (continued)
	(Unaudited)
	Three Months Ended June 30,
	2020	2019

Net (Loss) Income - GAAP	$(2,374,033)	$108,958,625
Severance related costs	8,833,355	—
Tax Impact of Adjusting Items (at effective tax rate of 21% in each period)	(1,855,005)	—
Adjusted Net Income (Loss) - (Non-GAAP)	$4,604,317	$108,958,625

Earnings Per Share(1):
Basic	$(0.01)	$0.42
Diluted	(0.01)	0.42

Adjusted Earnings Per Share(1):
Basic	$0.02	$0.42
Diluted	0.02	0.42

Weighted Average Shares
Basic	241,684,323	255,219,868
Diluted	242,545,795	256,579,622

(1) Earnings Per Share and Adjusted Earnings Per Share for the three months ended June 30, 2019 has been adjusted to exclude the portion of net (loss) income allocated to participating securities as a result of share-based payment awards.

SIX MONTHS ENDED JUNE 30, 2020 VERSUS SIX MONTHS ENDED JUNE 30, 2019
Net Sales. Net Sales for the six months ended June 30, 2020 decreased by $253.6 million or 27% when compared with the same period in 2019.
Automotive net sales for the first six months of 2020 were $661.9 million, down 27% compared with automotive net sales of $912.4 million for the first six months of 2019, driven by a 27% period over period decrease in automotive mirror unit shipments. North American automotive mirror shipments in the six months ended June 30, 2020 decreased 36% to 4.5 million units compared with the same period in 2019, primarily due to a period over period decrease of 36% for North American unit shipments of the Company's auto-dimming mirrors.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 70.7% for the first six months of 2020, versus 63.1% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of the Company's inability to leverage fixed overhead as a result of COVID-19 related shutdowns and decreases in demand and annual customer price reductions, which were partially offset by improvements in product mix related to Full Display Mirror® as well as purchasing cost reductions. On a period over period basis, the inability to leverage fixed overhead had a negative impact of approximately 6% - 7%, and annual customer price reductions had a negative impact of approximately 150 - 200 basis points, on gross margin. Purchasing cost reductions and product mix improvements each independently had a positive impact on gross margin on a period over period basis of approximately 50 - 100 basis points.
Operating Expenses. E, R & D expenses for the six months ended June 30, 2020 increased 4% or $2.2 million when compared with the same period last year, primarily due to severance related costs and increased staffing levels related to development and launch of new business.
S, G & A expenses for the first six months of 2020 increased 8% or $3.4 million when compared with the same period last year, primarily due to severance related costs, increases in staffing levels and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, and increased legal and professional fees associated with an acquisition of new technology described in Note 16 of the financial statements included in this Form 10-Q.
Total Other Income. Total other income for the six months ended June 30, 2020 decreased by $0.6 million when compared with the same period last year, primarily due to lower period over period investment income compared to the first six months of 2019.
Provision for Income Taxes. The effective tax rate was 15.7% for the six months ended June 30, 2020 compared to 16.4% for the same quarter of 2019.
Net Income. Net income for the six months ended June 30, 2020 decreased by $126.1 million or 59% to $87.1 million versus $213.2 million in the same period last year, due to the lower net sales and the corresponding decrease in gross margin, as well as the increases in operating expenses described above.
Earnings Per Share. The Company had earnings per diluted share for the six months ended June 30, 2020 of $0.35 which compared to earnings per diluted share of $0.82 for the six months ended June 30, 2019, primarily as a result of the COVID-19 pandemic and the related shutdowns as explained above.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2020 were $343.8 million, which increased $47.5 million compared to $296.3 million as of December 31, 2019. The increase was primarily due to cash flows from operations and the draw-down of $75 million on the Company's line of credit during the first quarter of 2020 (as described in Note 9 of the financial statements included in this Form 10-Q), which was partially offset by share repurchases, dividend payments and capital expenditures during the six months ended June 30, 2020.
Short-term investments as of June 30, 2020 were $70.0 million, down from $140.4 million as of December 31, 2019, and Long-term investments were $171.1 million as of June 30, 2020, compared to $139.9 million as of December 31, 2019. Changes in the investment balances were primarily driven by changes in fixed income investment maturities within the investment portfolio.
Accounts receivable as of June 30, 2020 decreased approximately $64.8 million compared to December 31, 2019, primarily due to the decrease in sales during the most recently completed quarter. As of June 30, 2020, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of June 30, 2020 were $259.7 million, compared to $248.9 million as of December 31, 2019, primarily due to increases in raw materials on hand to meet forecasted demand. Throughout 2020, the Company's purchasing and supply chain teams have had to manage through supply chain stresses, which have included managing rolling shutdowns in the Company's supplier base, managing run-out situations on certain components, working through the second quarter order reductions, and now preparing for a ramp up for the second half of 2020.

Accounts payable as of June 30, 2020 decreased approximately $37.4 million to $60.2 million when compared to December 31, 2019, primarily driven by lower purchases from suppliers in the quarter, lower levels of capital expenditures and less discretionary spending during the quarter.
Accrued liabilities as of June 30, 2020 increased approximately $8.2 million compared to December 31, 2019, primarily due to an increase in accrued salaries and wages, accrued severance liabilities, and tax liabilities due to timing of certain wage and tax payments.
The current portion of long-term debt as of June 30, 2020 increased $75.0 million compared to December 31, 2019 as a result of the draw-down of $75.0 million on the Company's $150 million line of credit as is further detailed in Note 9 of the financial statements included in this Form 10-Q.
Cash flow from operating activities for the six months ended June 30, 2020 decreased $83.0 million to $190.5 million, compared with $273.5 million during the same six month period last year, primarily due to lower net income, which was partially offset by changes in working capital.
Capital expenditures for the six months ended June 30, 2020 were approximately $28.8 million, compared with approximately $45.5 million for the same six month period last year, as a result of spending containment strategies.
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
The following is a summary of working capital and long-term investments:

	June 30, 2020	December 31, 2019
Working Capital	$641,695,591	$778,530,092
Long Term Investments	171,134,695	139,909,323
Total	$812,830,286	$918,439,415

The decrease in working capital as of June 30, 2020 is primarily due to share repurchases, dividend payments and capital expenditures. In order to continue to maintain flexibility and liquidity during the COVID-19 pandemic, in the first quarter of 2020 the Company drew-down $75 million on its line of credit, which is classified as short-term debt as discussed in Note 9 of the financial statements included in this Form 10-Q. The Company believes it has the ability and has the intent to repay the full balance in the next twelve months.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. The Company did not repurchase any common stock during the most recently completed quarter as efforts were focused on preservation of capital given the unknown impact of the COVID-19 pandemic on customers and the resultant impact on the Company's operations and financial results. Provided that business begins to return to more normalized levels, the Company will consider the appropriateness of any share repurchases in the second half of 2020. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the six months ended June 30, 2020, the Company repurchased 7,019,032 shares. The Company has 13,046,287 shares remaining under the plan as of June 30, 2020, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the second quarter of 2020, the Company reported net sales of $229.9 million, which was a decrease of 51% compared to net sales of $468.7 million in the second quarter of 2019. The Company’s decrease of 51% in net sales was in comparison to global light vehicle production levels that dropped 45% for the second quarter of 2020 when compared to the second quarter of 2019. However, the light vehicle production declines were even more severe in Europe, which experienced a 62% quarter over quarter reduction, and in North America, which experienced a 69% quarter over quarter reduction. The impact of COVID-19, government enacted shutdowns of certain countries and states and the resultant economic impact lead to the most severe change in demand in a very short period of time that the Company has ever experienced. The Company's overall revenue out-performance in comparison to production declines in the Company's primary underlying markets was largely due to the relative success of the Full Display Mirror®, as well as exterior electrochromic mirror units.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 33 new vehicles during the second quarter of 2020. Of these new launches in the second quarter of 2020, over 60% contained advanced features, which was primarily driven by HomeLink® and Full Display Mirror®

Despite challenging economic conditions created by the COVID-19 pandemic, the base inside auto-dimming mirror launches included new models in all of major markets, while advanced feature launches were led by new models for both HomeLink® and Full Display Mirror®.

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

In the first quarter of 2020, the Company announced Aston Martin at CES, and began shipping to Mitsubishi, as OEMs for Full Display Mirror®. As of the first quarter of 2020, the Company is shipping production Full Display Mirrors® to six automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, and Mitsubishi, and expects to begin shipping for Aston Martin around mid-year in 2020. As of the end of the second quarter of 2020, the Company is shipping Full Display Mirror® on 46 nameplates. The second quarter launch of the Full Display Mirror® for the Toyota Harrier is the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system have launched in the Japan market and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. For the second half of 2020, the Company anticipates an additional 8 new vehicle nameplate launches for the Full Display Mirror®. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect® which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating 3rd party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in newer markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer what the Company believes to be a real opportunity for growth of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology. In January 2017, the Company signed an extension of its agreement in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. In September 2019, the Company signed a new agreement with TransCore, in the ordinary course of business, which extended the term of the partnership. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product could potentially represent another growth opportunity over the next several years. The Company has its first OEM award of ITM® with Audi. In the first quarter of 2019, the Company began its first volume shipments of the ITM® product to Audi. During the second quarter of 2019, the first consumers began registering their ITM® systems online to activate the device and began using the system for normal tolling use. The Company continues to monitor and assess feedback from consumers, dealers, and the OEM in order to help others understand the use case and acceptance of this product. Currently, the Company is shipping ITM® on 3 nameplates in the Audi brand of vehicles. In late June of 2020, Audi published a press release on the 2021 Audi Q5, in which they announced it will implement the ITM® product as well. Over the next 18 months, the Company expects further ITM® nameplate launches with Audi, as well as the initial launch of ITM® at its second OEM. The launch is targeted to begin production shipments toward the end of calendar year 2020. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® system, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

In January 2018, the Company also announced that an agreement had been signed, in the ordinary course of business, to participate in a round of financing with Yonomi, the Company's partner in home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure known as HomeLink Connect®. As discussed above, HomeLink Connect® is the home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle. Drivers of HomeLink Connect® compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices, electronics and other features that it offers for the automotive, aerospace and medical industry. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company’s forecasts for light vehicle production for the second half of 2020 are based on IHS Markit's mid-July 2020 forecasts for light vehicle production in North America, Europe, China, and Japan and Korea. The Company's forecast also takes into account the fact that many of our OEM customers continue to be impacted by the COVID-19 pandemic. Based on this information, global light vehicle production in the Company's primary regions is expected to decline 7% for the second half of 2020 and 20% for calendar year 2020 compared to 2019 as detailed below:

Light Vehicle Production (per IHS Markit Automotive mid-July light vehicle production forecast)
(in Millions)
Region	2H 2020	2H 2019	% Change	Calendar Year 2020	Calendar Year 2019	% Change
North America	7.53	7.83	(4)%	12.62	16.31	(23)%
Europe	9.05	9.83	(8)%	15.85	21.11	(25)%
Japan and Korea	5.45	6.38	(15)%	10.53	13.11	(20)%
China	12.26	13.15	(7)%	21.52	24.67	(13)%
Total Light Vehicle Production	34.29	37.19	(8)%	60.52	75.20	(20)%

Based on this light vehicle production forecast and the structural changes that the Company has made over the last several months, the Company is providing guidance estimates for the second half of 2020, as opposed to only updating full year guidance. Given the magnitude of changes made in 2020, the Company believes this guidance is a more accurate representation of the new cost structure and financial performance not only for the remainder of 2020, but should also provide better visibility heading into 2021. Such guidance for the second half of 2020 reflects the Company's best estimate of the impact of the ongoing COVID-19 pandemic, as well as changes to the IHS Markit's estimates for light vehicle production for the remainder of 2020.

Based on the aforementioned, the Company currently estimates that top line revenue for the second half of calendar year 2020 will be between $865 and $915 million. Ongoing uncertainties remain around the impact of the COVID-19 pandemic on customer demand and restrictions on operations. COVID-19 has created unprecedented circumstances for the Company's industries, which included massive changes to production levels at its customers, which occurred in a very short time period. Beyond the impact of the COVID-19 pandemic, other ongoing uncertainties remain including: light vehicle production levels; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on updated net sales guidance for the second half of calendar year 2020, as well as actual results for the first six months of 2020 and anticipated product mix, the Company has estimated that the gross margin will be between 36% and 37% for the second half of calendar year 2020.

As a result of efforts to manage the cost structure of the Company in light of the impacts of the COVID-19 pandemic, the Company is also lowering the guidance range for operating expenses, which include E, R & D expenses and S, G & A expenses. The Company has estimated that its operating expenses are now expected to be approximately $88 - $93 million for the second half of calendar year 2020.

As part of the Company's renewed focus on optimizing its cost structure over the remainder of the year, the Company now anticipates that capital expenditures for the second half of calendar year 2020 will be approximately $30 - $40 million, the majority of which will be equipment purchases. Capital expenditures in calendar year 2020 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.

Based on actual results for the first six months of 2020, and expected projects in the remainder of the year, the Company now estimates that depreciation and amortization expense for the second half of calendar year 2020 will be approximately $52 - $55 million.

The Company estimates its effective annual tax rate for the second half of calendar year 2020 to be in the range of 17% to 19%, which reflects the anticipated lower discrete benefits from stock option exercises of the Company's employees and reduced foreign-derived intangible income tax benefits due to geographical mix changes within its customer base.
In accordance with the previously announced share repurchase plan, and provided that business begins to return to more normalized levels, the Company will consider the appropriateness of any share repurchases in the second half of 2020. This determination will take into account macroeconomic issues (including the impact of the COVID-19 pandemic), market trends, and other factors that the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2020, the Company has 13.0 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the difficulties forecasting and the uncertainty of global light vehicle production data for 2021, the Company has withdrawn revenue guidance for 2021, until better data becomes available. Despite the fact that we are withdrawing guidance for 2021, the Company remains confident in its ability to continue to outperform its primary underlying markets.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to oustanding debt and realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). As previously disclosed in the Company's report on Form 10-Q for the quarter ended March 31, 2020, material changes in risk factors disclosed in the Company's report on Form 10-K for the year ended December 31, 2019 are again set forth herein.
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
Item 4. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, "poised", “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; and the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statements should be read in conjunction with additional information about risks and uncertainties identified herein and under the heading "Risk Factors" in the Company's latest Form 10-K filed with the SEC, which risks now include the impacts of the COVID-19 pandemic that have affected, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast (July 16, 2020) (http://www.gentex.com/ forecast-disclaimer).

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

The largest impact that the COVID-19 has had on our business is the reduction in unit shipments driven from global plant closures and the reduction to light vehicle production as a result, however it has also negatively impacted and may continue to negatively impact the mix of our business resulting from a decrease in sales of certain advance feature products, which typically have higher gross margins and could therefore result in lower overall margins. As we cannot predict the duration and scope of the COVID-19 pandemic, the overall negative financial impact to the Company's business, financial condition, and/or results of operations is not fully known, but is material and may last for an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Reference is made to Note 16 of the financial statements included in this Form 10-Q, which is incorporated herein by reference.

On April 8, 2020, pursuant to an acquisition agreement, the shareholders of Vaporsens received 163,718 shares of the common stock of the Company as part of the acquisition of Vaporsens by the Company. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company believes the issuance of the foregoing restricted shares was exempt from registration as a privately negotiated, isolated, non-recurring transaction not involving any public solicitation. An appropriate legend is affixed to the stock certificates issued in such transaction.

(c) Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. The Company did not repurchase any common stock during the most recently completed quarter for the reasons explained above. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the six months ended June 30, 2020, the Company repurchased 7,019,032 shares (all in the first quarter of 2020). The Company has 13.0 million shares remaining under the plan as of June 30, 2020.

The following is a summary of share repurchase activity during each quarter of the six months ended June 30, 2020:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2020	—	—	—	20,065,319
February 2020	1,945,036	29.40	1,945,036	18,120,283
March 2020	5,073,996	23.97	5,073,996	13,046,287
1st Quarter 2020 Total	7,019,032	25.48	7,019,032

2nd Quarter 2020 Total	—		—	13,046,287

2020 Total	7,019,032	25.48	7,019,032	13,046,287

As of June 30, 2020 the Company has repurchased 133,953,441 shares at a total cost of $2,052,406,986 under its share repurchase plan or as otherwise previously disclosed.

Item 6. Exhibits.

See Exhibit Index on Page 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 7, 2020	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 7, 2020	/s/ Kevin C. Nash
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