Form 10-Q
period 2020-09-30
GENTEX CORP
filed 2020-11-05
CIK 355811

XBRL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 23, 2020
Common Stock, $.06 Par Value	245,056,522

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2020
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 and December 31, 2019

	September 30, 2020 (Unaudited)	December 31, 2019 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$400,499,542	$296,321,622
Short-term investments	52,578,480	140,384,053
Accounts receivable, net	268,457,875	235,410,326
Inventories	233,358,102	248,941,855
Prepaid expenses and other	20,424,567	29,319,036
Total current assets	975,318,566	950,376,892

PLANT AND EQUIPMENT—NET	474,019,432	498,316,100

OTHER ASSETS
Goodwill	311,216,556	307,365,845
Long-term investments	159,011,362	139,909,323
Intangible assets, net	247,911,399	250,375,000
Patents and other assets, net	24,997,791	22,460,033
Total other assets	743,137,108	720,110,201
Total assets	$2,192,475,106	$2,168,803,193

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$90,246,791	$97,553,917
Current portion of long-term debt	25,000,000	—
Accrued liabilities	121,242,379	74,292,883
Total current liabilities	236,489,170	171,846,800

OTHER NON-CURRENT LIABILITIES	15,071,701	7,414,424

DEFERRED INCOME TAXES	45,301,936	51,454,149

Total liabilities	296,862,807	230,715,373

SHAREHOLDERS’ INVESTMENT
Common stock	14,703,703	15,076,651
Additional paid-in capital	830,408,683	807,928,139
Retained earnings	1,046,052,853	1,116,372,133
Accumulated other comprehensive income (loss)	4,447,060	(1,289,103)
Total shareholders’ investment	1,895,612,299	1,938,087,820
Total liabilities and shareholders’ investment	$2,192,475,106	$2,168,803,193

Note: The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET SALES	$474,638,584	$477,761,417	$1,158,325,866	$1,415,061,768

COST OF GOODS SOLD	286,401,872	297,440,131	769,556,865	888,558,373
Gross profit	188,236,712	180,321,286	388,769,001	526,503,395

OPERATING EXPENSES:
Engineering, research and development	27,812,730	29,398,725	86,421,121	85,847,249
Selling, general & administrative	21,571,093	22,786,881	65,206,080	63,019,167
Total operating expenses	49,383,823	52,185,606	151,627,201	148,866,416

Income from operations	138,852,889	128,135,680	237,141,800	377,636,979

OTHER INCOME
Investment income	1,825,257	3,353,510	5,733,939	8,756,638
Other income, net	2,218,852	90,323	3,423,881	376,983
Total other income	4,044,109	3,443,833	9,157,820	9,133,621

INCOME BEFORE PROVISION FOR INCOME TAXES	142,896,998	131,579,513	246,299,620	386,770,600

PROVISION FOR INCOME TAXES	25,804,396	19,681,661	42,075,250	61,633,712

NET INCOME	$117,092,602	$111,897,852	$204,224,370	$325,136,888

EARNINGS PER SHARE: (1)
Basic	$0.48	$0.44	$0.83	$1.27
Diluted	$0.48	$0.44	$0.82	$1.26

Cash Dividends Declared per Share	$0.120	$0.115	$0.360	$0.345

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$117,092,602	$111,897,852	$204,224,370	$325,136,888

Other comprehensive income before tax:
Foreign currency translation adjustments	1,823,667	(1,623,102)	1,268,204	(1,799,789)
Unrealized (losses) gains on debt securities, net	(146,647)	457,438	5,655,644	3,338,762

Other comprehensive income (loss), before tax	1,677,020	(1,165,664)	6,923,848	1,538,973

Income tax impact related to components of other comprehensive income	(30,796)	96,062	1,187,685	701,140

Other comprehensive income (loss), net of tax	1,707,816	(1,261,726)	5,736,163	837,833

Comprehensive Income	$118,800,418	$110,636,126	$209,960,533	$325,974,721

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413
Issuance of common stock from stock plan transactions	461,983	27,719	7,938,770	—	—	7,966,489
Repurchases of common stock	(1,175,756)	(70,545)	(3,515,510)	(28,074,807)	—	(31,660,862)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,306,543	—	—	7,306,543
Dividends declared ($0.12 per share)	—	—	—	(29,407,702)	—	(29,407,702)
Net income	—	—	—	117,092,602	—	117,092,602
Other comprehensive income	—	—	—	—	1,707,816	1,707,816
BALANCE AS OF SEPTEMBER 30, 2020	245,061,715	$14,703,703	$830,408,683	$1,046,052,853	$4,447,060	$1,895,612,299

BALANCE AS OF JULY 1, 2019	254,779,119	$15,286,747	$777,238,253	$1,111,310,014	$499,221	$1,904,334,235
Issuance of common stock from stock plan transactions	1,771,463	106,287	26,180,774	—	—	26,287,061
Repurchases of common stock	(3,569,577)	(214,174)	(9,744,945)	(86,665,884)	—	(96,625,003)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,788,286	—	—	5,788,286
Dividends declared ($0.115 per share)	—	—	—	(29,092,442)	—	(29,092,442)
Net income	—	—	—	111,897,852	—	111,897,852
Other comprehensive loss	—	—	—	—	(1,261,726)	(1,261,726)
BALANCE AS OF SEPTEMBER 30, 2019	252,981,005	$15,178,860	$799,462,368	$1,107,449,540	$(762,505)	$1,921,328,263

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	1,815,270	108,917	23,568,264	—	—	23,677,181
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(8,194,788)	(491,688)	(23,730,322)	(186,258,436)	—	(210,480,446)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	19,093,196	—	—	19,093,196
Dividends declared ($0.36 per share)	—	—	—	(88,285,214)	—	(88,285,214)
Net income	—	—	—	204,224,370	—	204,224,370
Other comprehensive income	—	—	—	—	5,736,163	5,736,163
BALANCE AS OF SEPTEMBER 30, 2020	245,061,715	$14,703,703	$830,408,683	$1,046,052,853	$4,447,060	$1,895,612,299

BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	5,021,616	301,297	67,920,578		—	68,221,875
Repurchases of common stock	(11,369,224)	(682,154)	(29,709,788)	(232,371,433)	—	(262,763,375)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	15,927,434	—	—	15,927,434
Dividends declared ($0.345 per share)	—	—	—	(87,784,052)	—	(87,784,052)
Net income	—	—	—	325,136,888	—	325,136,888
Other comprehensive income	—	—	—	—	837,833	837,833
BALANCE AS OF SEPTEMBER 30, 2019	252,981,005	$15,178,860	$799,462,368	$1,107,449,540	$(762,505)	$1,921,328,263

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,224,370	$325,136,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,489,026	79,331,513
(Gain) on disposal of assets	(281,542)	(148,376)
Loss on disposal of assets	146,195	495,697
(Gain) on sale of investments	(1,504,757)	(593,351)
Loss on sale of investments	143,370	—
Change in deferred income taxes	(9,559,993)	2,189,818
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	23,266,906	15,927,434
Change in operating assets and liabilities:
Accounts receivable, net	(32,832,997)	(39,570,916)
Inventories	15,659,539	(13,395,196)
Prepaid expenses and other	8,934,297	(2,729,945)
Accounts payable	(7,389,582)	2,499,481
Accrued liabilities, excluding dividends declared and short-term debt	49,749,418	14,797,251
Net cash provided by operating activities	329,044,250	383,940,298

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	15,559,590	57,087,935
Maturities and calls	117,172,368	9,714,000
Purchases	(59,933,780)	(66,360,636)
Plant and equipment additions	(37,048,073)	(58,322,472)
Proceeds from sale of plant and equipment	331,465	1,937,207
Acquisition of businesses, net of cash acquired	(8,043,217)	—
Increase in other assets	(3,326,783)	(3,111,644)
Net cash (used for) investing activities	24,711,570	(59,055,610)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	75,000,000	—
Repayment of borrowings on Credit Agreement	(50,000,000)	—
Issuance of common stock from stock plan transactions	23,677,181	68,221,875
Cash dividends paid	(87,774,635)	(87,217,383)
Repurchases of common stock	(210,480,446)	(262,763,375)
Net cash (used for) financing activities	(249,577,900)	(281,758,883)

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,177,920	43,125,805

CASH AND CASH EQUIVALENTS, beginning of period	296,321,622	217,025,278

CASH AND CASH EQUIVALENTS, end of period	$400,499,542	$260,151,083

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2019 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the interim periods presented.

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

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition in 2013 and recorded an additional $3.9 million in Goodwill as part of the acquisition of Vaporsens that occurred in the second quarter of 2020. See Note 16 for more information on the Vaporsens transaction. The carrying value of Goodwill as of September 30, 2020 and December 31, 2019 was $311.2 million and $307.4 million, respectively.

Carrying Amount
Balance as of December 31, 2019	$307,365,845
Acquisitions	3,850,711
Divestitures	—
Impairments	—
Other	—
Balance as of September 30, 2020	$311,216,556

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of COVID-19 was again considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The Company also acquired In-Process Research & Development as part of the acquisition of Vaporsens that occurred in the second quarter of 2020 and the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020. See Note 16 for more information on these transactions.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,011,452	$(23,982,357)	$14,029,095	Various
Vaporsens Technology Licenses	292,943	(35,002)	257,941	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(105,000,000)	75,000,000	12 years
Existing Customer Platforms	43,000,000	(30,100,000)	12,900,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Air-Craftglass In-Process R&D	1,011,399	—	1,011,399	Indefinite
Total Other Intangible Assets	$383,011,399	$(135,100,000)	$247,911,399

Total Patents & Other Intangible Assets	$421,315,794	$(159,117,359)	$262,198,435

As of December 31, 2019:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$37,328,963	$(22,491,010)	$14,837,953	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(93,750,000)	86,250,000	12 years
Existing Customer Platforms	43,000,000	(26,875,000)	16,125,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Total Other Intangible Assets	$371,000,000	$(120,625,000)	$250,375,000

Total Patents & Other Intangible Assets	$408,328,963	$(143,116,010)	$265,212,953

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization expense on patents and intangible assets was approximately $5.6 million and $16.8 million during the three and nine months ended September 30, 2020, respectively, compared to approximately $5.6 million and $16.8 million for the same periods ended September 30, 2019, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ending December 31, 2020 and 2021 to be approximately $22 million annually, for the year ending December 31, 2022 to be approximately $21 million, for the year ending December 31, 2023 to be approximately $19 million, and for the year ending December 31, 2024 to be approximately $16 million.

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled approximately $8.6 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2020 and December 31, 2019:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$400,499,542	$400,499,542	$—	$—
Short-Term Investments:
Certificate of Deposit	1,270,465	1,270,465	—	—
Corporate Bonds	14,105,245	—	14,105,245	—
Government Securities	23,235,183	—	23,235,183	—
Municipal Bonds	11,025,844	—	11,025,844	—
Other	2,941,743	2,941,743	—	—
Long-Term Investments:
Asset Backed Securities	42,012,670	—	42,012,670	—
Certificate of Deposit	3,913,968	3,913,968	—	—
Corporate Bonds	8,975,930	—	8,975,930	—
Government Securities	—	—	—	—
Municipal Bonds	95,487,532	—	95,487,532	—
Total	$603,468,122	$408,625,718	$194,842,404	$—

As of December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$296,321,622	$296,321,622	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,219,685	—	29,219,685	—
Government Securities	58,432,823	—	58,432,823	—
Other	2,631,750	2,631,750	—	—
Long-Term Investments:
Asset-backed Securities	25,791,029	—	25,791,029	—
Certificate of Deposit	3,557,798	3,557,798		—
Corporate Bonds	22,815,998	—	22,815,998	—
Governmental Securities	6,088,190	—	6,088,190	—
Municipal Bonds	72,638,690	—	72,638,690	—
Total	$567,597,380	$352,610,965	$214,986,415	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2020 and December 31, 2019:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,252,187	$18,278	$—	$1,270,465
Corporate Bonds	13,970,360	134,885	—	14,105,245
Government Securities	23,105,527	129,656	—	23,235,183
Municipal Bonds	10,864,899	160,945	—	11,025,844
Other	2,941,743	—	—	2,941,743
Long-Term Investments:
Asset Backed Securities	41,521,603	1,086,633	(595,566)	42,012,670
Certificate of Deposit	3,754,312	159,656	—	3,913,968
Corporate Bonds	8,598,910	377,020	—	8,975,930
Municipal Bonds	89,916,703	5,580,670	(9,841)	95,487,532
Total	$195,926,244	$7,647,743	$(605,407)	$202,968,580

As of December 31, 2019:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795	$—	$—	$50,099,795
Corporate Bonds	29,025,624	194,061	—	29,219,685
Government Securities	58,343,911	99,917	(11,005)	58,432,823
Other	2,631,750	—	—	2,631,750
Long-Term Investments:
Asset-backed Securities	25,971,156	—	(180,127)	25,791,029
Certificate of Deposit	3,500,000	58,808	(1,010)	3,557,798
Corporate Bonds	22,306,130	509,868	—	22,815,998
Government Securities	6,012,705	75,485	—	6,088,190
Municipal Bonds	71,997,996	1,036,116	(395,422)	72,638,690
Total	$269,889,067	$1,974,255	$(587,564)	$271,275,758

Unrealized losses on investments as of September 30, 2020, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$605,407	$24,572,356
Loss duration of greater than one year	—	—
Total	$605,407	$24,572,356

Unrealized losses on investments as of December 31, 2019, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Loss duration of less than one year	$587,564	$90,721,081
Loss duration of greater than one year	—	—
Total	$587,564	$90,721,081

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As stated in Note 1, effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the periods presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered.

Fixed income securities as of September 30, 2020 have contractual maturities as follows:

Due within one year	$49,192,972
Due between one and five years	30,466,413
Due over five years	113,325,115
$192,984,500

(5)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2020	December 31, 2019
Raw materials	$160,155,658	$164,974,553
Work-in-process	30,308,212	33,069,255
Finished goods	42,894,232	50,898,047
Total Inventory	$233,358,102	$248,941,855

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2020 and September 30, 2019:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Earnings Per Share
Net (Loss) Income	$117,092,602	$111,897,852	$204,224,370	$325,136,888
Less: Dividends and undistributed earnings allocated to participating securities	1,697,281	1,389,659	2,906,048	3,699,548
Net (Loss) Income available to common shareholders	$115,395,321	$110,508,193	$201,318,322	$321,437,340

Basic weighted average shares outstanding	241,898,117	251,075,859	243,240,699	252,811,950
Net (Loss) Income per share - Basic	$0.48	$0.44	$0.83	$1.27

Diluted Earnings Per Share
Allocation of Net (Loss) Income used in basic computation	$115,395,321	$110,508,193	$201,318,322	$321,437,340
Reallocation of undistributed earnings	4,742	6,051	6,731	15,389
Net (Loss) Income available to common shareholders - Diluted	$115,400,063	$110,514,244	$201,325,053	$321,452,729

Number of shares used in basic computation	241,898,117	251,075,859	243,240,699	252,811,950
Additional weighted average dilutive common stock equivalents	918,950	1,503,123	1,026,916	1,455,901
Diluted weighted average shares outstanding	242,817,067	252,578,982	244,267,615	254,267,851

Net (Loss) Income per share - Diluted	$0.48	$0.44	$0.82	$1.26

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	412,775	3,054	412,775	170,386

(7)    Stock-Based Compensation Plans
As of September 30, 2020, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized total compensation expense for share-based payments of $6,904,725 for the three months ended September 30, 2020, and total compensation expense for share-based payments of $22,865,087 for nine months ended September 30, 2020, which included approximately $4,173,710 in severance expense that was recognized during the second quarter 2020. The Company recognized compensation expense for share-based payments of $5,712,132 and $15,927,434 for the three and nine months ended September 30, 2019, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The 2019 Omnibus Incentive Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of September 30, 2020, 9,191,249 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of September 30, 2020, there was $7,153,596 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividend Yield (1)	1.98%	1.99%	1.99%	2.02%
Expected volatility (2)	27.72%	24.25%	27.38%	23.84%
Risk-free interest rate (3)	0.28%	1.55%	0.31%	1.85%
Expected term of options (years) (4)	4.16	4.16	4.16	4.18
Weighted-avg. grant date fair value	$4.64	$4.76	$4.38	$4.23
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2020, the Company had unearned stock-based compensation of $40,755,008 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended September 30, 2020 was $4,366,025 and amortization expense from restricted stock grants in the nine months ended September 30, 2020 was $16,271,774, which included $4,148,477 of severance related expense that occurred in the second quarter of 2020. Amortization expense from restricted stock grants for the three and nine months ended September 30, 2019 was $3,843,962 and $9,890,137, respectively.

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

As of September 30, 2020, the Company had unearned stock-based compensation of $5,133,550 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three and nine months ended September 30, 2020 was $1,403,799 and $2,361,359, respectively. Amortization expense from performance share grants in the three and nine months ended September 30, 2019 was $263,392 and $633,576, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of September 30, 2020, the Company has issued 1,321,981 shares under this plan.

(8)    Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain debt investments, foreign currency translation adjustments, and derivatives.

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation adjustments:
Balance at beginning of period	$(2,940,052)	$(1,851,574)	$(2,384,589)	$(1,674,887)
Other Comprehensive income (loss) before reclassifications	1,823,667	(1,623,102)	1,268,204	(1,799,789)
Net current-period change	1,823,667	(1,623,102)	1,268,204	(1,799,789)
Balance at end of period	(1,116,385)	(3,474,676)	(1,116,385)	(3,474,676)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	5,679,296	2,350,795	1,095,486	74,549
Other Comprehensive income before reclassifications	208,503	657,128	5,543,455	3,106,369
Amounts reclassified from accumulated other comprehensive income	(324,354)	(295,752)	(1,075,496)	(468,747)
Net current-period change	(115,851)	361,376	4,467,959	2,637,622
Balance at end of period	5,563,445	2,712,171	5,563,445	2,712,171

Accumulated other comprehensive income (loss), end of period	$4,447,060	$(762,505)	$4,447,060	$(762,505)
The following table presents details of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$410,575	$374,370	$1,361,387	$593,351	Investment income
Provision for income taxes	(86,221)	(78,618)	(285,891)	(124,604)	Provision for income taxes
Total net reclassifications for the period	$324,354	$295,752	$1,075,496	$468,747	Net of tax

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2020, the Company made principal repayments of $50 million, plus accrued interest, on the Revolver. The Company used cash and cash equivalents to fund the payments. As of September 30, 2020, there was an outstanding balance of $25 million on the Revolver. The Company has the ability and intent to repay the full outstanding balance using cash, and anticipates paying the remaining balance during the fourth quarter of 2020; therefore, this balance has been classified as a current liability. The Revolver expires on October 15, 2023.

As of September 30, 2020, the borrowing rate on its Revolver is derived from the one month LIBOR, and based on the Company's leverage ratio as of September 30, 2020, the interest rate on its borrowings is equal to 1.03%. During the three and nine months ended September 30, 2020, interest expense was $0.2 million and $0.6 million, respectively, which was recorded with the "Other income (loss), net" section of the Unaudited Consolidated Statements of Income. Based on the loan balance as of September 30, 2020, a one percent increase in the Company's borrowing rate would increase net interest expense paid by the Company on its borrowings by approximately $0.1 million on an annual basis.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2020, the Company is in compliance with its covenants under the Credit Agreement.

(10)    Equity

The decrease in common stock during the nine months ended September 30, 2020, was primarily due to the repurchases of 8.2 million shares, partially offset by the issuance of 1.9 million shares of the Company’s common stock under the Company’s stock-based compensation plans and the issuance of 0.1 million shares of the Company's common stock as part of the acquisition of Vaporsens (see Note 16 for more information). The total net decrease was 6.2 million shares.

The Company announced a $0.005 (1/2 cent) per share increase in its quarterly cash dividend rate during the first quarter of 2020. As such, the Company recorded a cash dividend of $0.120 per share during the third quarter of 2020 as compared to a cash dividend of $0.115 per share during the third quarter of 2019. The third quarter 2020 dividend of $29.4 million was declared on August 31, 2020, and was paid on October 21, 2020.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Automotive Products	$464,673,587	$464,280,707	$1,126,597,020	$1,376,704,413
Other	9,964,997	13,480,710	31,728,846	38,357,355
Total	$474,638,584	$477,761,417	$1,158,325,866	$1,415,061,768
Income from operations:
Automotive Products	$138,428,628	$123,342,538	$233,149,936	$364,590,462
Other	424,261	4,793,142	3,991,864	13,046,517
Total	$138,852,889	$128,135,680	$237,141,800	$377,636,979

(13)    Income Taxes
The effective tax rate was 17.1% in the nine months ended September 30, 2020 compared to 15.9% for the same period in 2019. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2020	2019	2020	2019
Automotive Products
U.S.	$156,521,110	$145,798,028	$347,952,489	$431,729,037
Germany	56,514,969	74,047,596	153,166,702	225,649,215
Japan	64,353,263	60,641,977	152,824,143	172,697,963
Mexico	33,342,171	43,884,609	92,882,253	130,473,702
Other	153,942,074	139,908,497	379,771,433	416,154,496
Total Automotive Products	$464,673,587	$464,280,707	$1,126,597,020	$1,376,704,413
Other Products (U.S.)	9,964,997	13,480,710	31,728,846	38,357,355
Total Revenue	$474,638,584	$477,761,417	$1,158,325,866	$1,415,061,768

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2020 and September 30, 2019:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2020	2019	2020	2019
Automotive Segment
Automotive Mirrors & Electronics	$427,426,159	$418,746,334	$1,039,112,012	$1,241,147,268
HomeLink Modules*	37,247,428	45,534,373	87,485,008	135,557,145
Total Automotive Products	$464,673,587	$464,280,707	$1,126,597,020	$1,376,704,413

Other Segment
Fire Protection Products	6,378,303	5,977,245	17,384,594	18,188,744
Windows Products	3,586,694	7,503,465	14,344,252	20,168,611
Total Other	$9,964,997	$13,480,710	$31,728,846	$38,357,355

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15)    Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2020 was 2 years, with a weighted average discount rate of 1.2%.

Future minimum lease payments for operating leases as of September 30, 2020 were as follows:

Year ending December 31,

2020 (excluding the nine months ended September 30, 2020)	$394,431
2021	1,345,977
2022	825,645
2023	268,705
2024	32,956
Thereafter	5,951
Total future minimum lease payments	2,873,665
Less imputed interest	(24,182)
Total	$2,849,483

Reported as of September 30, 2020

Accrued Liabilities	$1,419,060
Other Non-Current Liabilities	1,430,423
Total	$2,849,483

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)    Acquisitions

On April 3, 2020, the Company acquired Vaporsens, Inc (“Vaporsens”) for $10.6 million in a stock purchase deal, which was in addition to the previous $3.0 million equity investment by the Company in Vaporsens. The Company funded the acquisition with $7.1 million in cash payments, with the remaining $3.5 million of consideration paid with common stock of the Company. Vaporsens specializes in nanofiber chemical sensing research and development, which the Company anticipates using to complement and expand its product offerings. Vaporsens is now a 100% owned subsidiary of the Company, and has been classified within the “Other” segment.

The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Vaporsens which were included in the Company’s consolidated statement of income and comprehensive income for the quarter or year to date periods ended September 30, 2020.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of April 3, 2020. The valuation process is not complete and the final determination of the fair values may result in further adjustments to the values presented below:

Fair Value
Current Assets	$435,722
Personal Property	562,840
Technology Licenses	245,335
In-Process R&D	11,000,000
Goodwill	3,850,711
Total assets acquired	16,094,608
Current liabilities	255,522
Deferred Tax Liability	2,220,086
Total Liabilities assumed	2,475,608
Net Assets Acquired	$13,619,000

The allocation of the purchase price above is considered preliminary and was based upon valuation information available and estimates and assumptions made as of September 30, 2020. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the end of calendar year 2020.

On September 18, 2020, the Company acquired Air-Craftglass, a Belgian company specializing in research and development for aircraft windows, for an initial payment of $1.1 million in a stock purchase deal. The Company funded the acquisition with a cash payment from cash on hand. The transaction also included contingent consideration based on future revenues. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, contingent consideration liability, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the second quarter of 2021.

Air-Craftglass is now a 100% owned subsidiary of the Company, and will be classified within the “Other” segment. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Combinations. There were no revenues of the business of Air-Craftglass which were included in the the Company’s consolidated statement of income and comprehensive income for the quarter or year to date periods ended September 30, 2020.

Through September 30, 2020, the Company has incurred acquisition-related costs of approximately $600,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2020 VERSUS THIRD QUARTER 2019
Net Sales. Net sales for the third quarter of 2020 decreased by $3.1 million or 1% when compared with the third quarter of 2019.
Automotive net sales for the third quarter of 2020 were $464.7 million, compared with automotive net sales of $464.3 million in the third quarter of 2019. Automotive net sales were strong during the third quarter of 2020 despite the 3% quarter over quarter decrease in interior auto-dimming mirror unit shipments, which strength was primarily driven by ongoing revenue growth of the Company's Full Display Mirror® product. The 3% decrease in automotive mirror unit shipments in the third quarter of 2020 to 10.6 million units compared with 10.8 million units in the third quarter of 2019, was driven primarily by a 5% quarter over quarter decrease in international auto-dimming mirror unit shipments, stemming largely from the COVID-19 pandemic and related shutdowns.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2020, and 2019 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
North American Interior Mirrors	2,234	2,139	4%	5,040	6,571	(23)%
North American Exterior Mirrors	1,404	1,412	(1)%	3,093	3,961	(22)%
Total North American Mirror Units	3,638	3,551	2%	8,133	10,532	(23)%

International Interior Mirrors	4,940	5,189	(5)%	11,670	15,785	(26)%
International Exterior Mirrors	1,981	2,101	(6)%	7,028	6,025	17%
Total International Mirror Units	6,921	7,290	(5)%	18,697	21,810	(14)%

Total Interior Mirrors	7,174	7,328	(2)%	16,709	22,356	(25)%
Total Exterior Mirrors	3,385	3,513	(4)%	10,121	9,986	1%
Total Auto-Dimming Mirror Units	10,559	10,841	(3)%	26,830	32,342	(17)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $10.0 million in the third quarter of 2020, a decrease of 26%, compared to $13.5 million in the third quarter of 2019. This decrease is in large part attributable to a 52% quarter over quarter decline in variable dimmable aircraft windows sales, which decreased to $3.6 million in the third quarter of 2020 from $7.5 million in the third quarter of 2019. Fire protection sales increased by 7% in the third quarter of 2020 to $6.4 million, compared to $6.0 million in the third quarter of 2019.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 60.3% in the third quarter of 2020 versus 62.3% in the third quarter of 2019. The quarter over quarter net increase in gross margin was directly impacted by the increasing strength in orders during the third quarter of 2020, as well as the previously announced $35 million in annualized structural cost reductions that took place in the second quarter of 2020. Gross margin was also impacted positively by purchasing cost reductions and improvements in tariff related costs, which together were able to offset the typical impact caused by annual customer price reductions. On a quarter over quarter basis, the savings as a result of structural cost reductions that took place in the second quarter of 2020 had a positive impact of approximately 150 - 200 basis points on gross margin, and the above-referenced purchasing cost reductions and tariffs independently had a positive impact of approximately 50 - 100 basis points on gross margin, each on a quarter over quarter basis. These positive impacts were partially offset by annual customer price reductions, which had a negative impact of approximately 200 - 250 basis points on gross margin on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the third quarter of 2020 decreased by 5% or $1.6 million when compared with the third quarter of 2019, primarily due to reductions in wages and discretionary spending as a result of the structural cost reductions that took place in the second quarter 2020.

Selling, general and administrative ("S, G & A") expenses decreased by 5% or $1.2 million for the third quarter of 2020 compared to the third quarter of 2019. S, G & A expenses remained at 5% of net sales in the third quarter of 2020, similar to the third quarter of 2019. S, G, & A expenses decreased on a quarter over quarter basis primarily due to reductions in wages and discretionary spending.

Total operating expenses were $49.4 million in the third quarter of 2020, which decreased by 5% or $2.8 million, from $52.2 million in the third quarter of 2019. The decrease in total operating expenses was primarily driven by reductions in wages and discretionary spending, such as decreased spending for trade shows and travel expenses.

Total Other Income. Total other income for the third quarter of 2020 increased by $0.6 million when compared with the third quarter of 2019.
Provision for Income Taxes. The effective tax rate was 18.1% and income tax expense of $25.8 million in the third quarter of 2020 compared to a 15.0% effective tax rate and income tax expense of $19.7 million for the same quarter of 2019. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2020 was $117.1 million, up from a net income of $111.9 million the third quarter of 2019.
Earnings Per Share. The Company had earnings per diluted share for the third quarter of 2020 of $0.48 which compared to earnings per diluted share of $0.44 for the third quarter of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2019
Net Sales. Net Sales for the nine months ended September 30, 2020 decreased by $256.7 million or 18% when compared with the same period in 2019.
Automotive net sales for the first nine months of 2020 were $1.13 billion, down 18% compared with automotive net sales of $1.38 billion for the first nine months of 2019, driven by a 17% period over period decrease in automotive mirror unit shipments. North American automotive mirror shipments in the nine months ended September 30, 2020 decreased 23% to 8.1 million units compared with the same period in 2019.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 66.4% for the first nine months of 2020, versus 62.8% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of the Company's inability to leverage fixed overhead during the second quarter of 2020 as a result of COVID-19 related shutdowns and decreases in demand, as well as annual customer price reductions, which were partially offset by improvements in product mix related to Full Display Mirror® as well as purchasing cost reductions and structural cost reductions. On a period over period basis, the inability to leverage fixed overhead had a negative impact of approximately 200 - 300 basis points, and annual customer price reductions had an additional negative impact of approximately 150 - 200 basis points, each on gross margin. Purchasing cost reductions, product mix improvements, and structural cost reductions each independently had a positive impact on gross margin on a period over period basis of approximately 50 - 100 basis points.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2020 increased 1% or $0.6 million when compared with the same period last year. The increase was primarily due to severance related costs incurred in the second quarter of 2020 and staffing levels in the first six months of 2020, which were partially offset by lower overall expense levels as a result of the COVID-19 pandemic.
S, G & A expenses for the first nine months of 2020 increased 3% or $2.2 million when compared with the same period last year, primarily due to severance related costs, wages and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, and increased legal and professional fees associated with acquisitions of new technology described in Note 16 of the financial statements included in this Form 10-Q.
Total Other Income. Total other income for the nine months ended September 30, 2020 was $9.2 million compared with $9.1 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 17.1% for the nine months ended September 30, 2020 compared to 15.9% for the same period of 2019.
Net Income. Net income for the nine months ended September 30, 2020 decreased by $120.9 million or 37% to $204.2 million versus $325.1 million in the same period last year, due to the lower net sales and the corresponding decrease in gross profit, as well as the increases in operating expenses described above.
Earnings Per Share. The Company had earnings per diluted share for the nine months ended September 30, 2020 of $0.82 which compared to earnings per diluted share of $1.26 for the nine months ended September 30, 2019, primarily as a result of the COVID-19 pandemic and the related shutdowns as explained above.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2020 were $400.5 million, which increased $104.2 million compared to $296.3 million as of December 31, 2019. The increase was primarily due to cash flows from operations and the draw-down of $75 million on the Company's line of credit during the first quarter of 2020 (as described in Note 9 of the financial statements included in this Form 10-Q), which was partially offset by share repurchases, dividend payments, capital expenditures, and repayment of $50 million on the line of credit during the nine months ended September 30, 2020.
Short-term investments as of September 30, 2020 were $52.6 million, down from $140.4 million as of December 31, 2019, and long-term investments were $159.0 million as of September 30, 2020, compared to $139.9 million as of December 31, 2019. Changes in the investment balances were primarily driven by changes in fixed income investment maturities within the investment portfolio.
Accounts receivable as of September 30, 2020 increased approximately $33.0 million compared to December 31, 2019, primarily due to the increase in sales during the most recently completed quarter. As of September 30, 2020, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of September 30, 2020 were $233.4 million, compared to $248.9 million as of December 31, 2019, primarily due to decreases in finished goods and raw materials on hand. Throughout 2020, the Company's purchasing and supply chain teams have had to manage through supply chain stresses, which have included managing rolling shutdowns in the Company's supplier base, managing run-out situations on certain components, working through the second quarter order reductions, and now meeting rebounding demand that occurred in the third, and is expected to occur in the fourth, quarter of 2020.

Accounts payable as of September 30, 2020 decreased approximately $7.3 million to $90.2 million when compared to December 31, 2019, primarily driven by lower purchases from suppliers in the quarter, lower levels of capital expenditures and less discretionary spending during the quarter.
Accrued liabilities as of September 30, 2020 increased approximately $46.9 million compared to December 31, 2019, primarily due to an increase in accrued salaries and wages, accrued severance liabilities, and tax liabilities due to timing of certain wage and tax payments.
The current portion of long-term debt as of September 30, 2020 increased $25.0 million compared to December 31, 2019. This is a result of the draw-down of $75.0 million on the Company's $150 million line of credit during the first quarter of 2020, of which $50 million was paid off during the third quarter. See Note 9 of the financial statements included in this Form 10-Q for additional details.
Cash flow from operating activities for the nine months ended September 30, 2020 decreased $54.9 million to $329.0 million, compared with $383.9 million during the same nine month period last year, primarily due to lower net income, which was partially offset by changes in working capital.
Capital expenditures for the nine months ended September 30, 2020 were approximately $37.0 million, compared with approximately $58.3 million for the same nine month period last year, as a result of spending containment strategies.
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

The following is a summary of working capital and long-term investments:

	September 30, 2020	December 31, 2019
Working Capital	$738,829,396	$778,530,092
Long Term Investments	159,011,362	139,909,323
Total	$897,840,758	$918,439,415

The decrease in working capital as of September 30, 2020 is primarily due to lower sales and lower net income, as well as share repurchases, dividend payments and capital expenditures. In order to continue to maintain flexibility and liquidity during the COVID-19 pandemic, in the first quarter of 2020 the Company drew-down $75 million on its line of credit, of which $50 million was paid off in the third quarter of 2020, which is classified as short-term debt as discussed in Note 9 of the financial statements included in this Form 10-Q. The Company believes it has the ability to repay the remaining balance in the fourth quarter of 2020.

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the third quarter of 2020, the Company repurchased 1,175,756 shares under the share repurchase plan. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the nine months ended September 30, 2020, the Company repurchased 8,194,788 shares. The Company has 11,870,531 shares remaining under the plan as of September 30, 2020, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2020, the Company reported net sales of $474.6 million, which was a decrease of 1% compared to net sales of $477.8 million in the third quarter of 2019. The Company’s decrease of 1% in net sales was in comparison to global light vehicle production levels that dropped 4% for the third quarter of 2020 when compared to the third quarter of 2019. However, the light vehicle production declines were even more severe in Europe and the Japan/Korea markets, which each experienced a 8% quarter over quarter reduction, which was partially offset by the China market increase of 11%, while North America remained relatively flat. The Company's main revenue generating markets are North America, Europe, and Japan/Korea which were collectively down 5% quarter over quarter. The Company's overall revenue out-performance in comparison to production declines in the Company's primary underlying markets was largely due to the relative success of the Full Display Mirror®.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 23 net new nameplates during the third quarter of 2020, net of previously announced losses. Of these new launches in the third quarter of 2020, approximately 50% contained advanced features, which was primarily driven by HomeLink®, Integrated Toll Module®, and Full Display Mirror®.

Despite challenging economic conditions created by the COVID-19 pandemic, the base inside auto-dimming mirror launches included new models in all of the Company's major markets, while advanced feature launches were led by new models for both HomeLink®, Integrated Toll Module®, and Full Display Mirror®.

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

In the first quarter of 2020, the Company announced Aston Martin at CES, and began shipping to Mitsubishi, as OEMs for Full Display Mirror®. As of the third quarter of 2020, the Company is shipping production Full Display Mirrors® to eight automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, and FCA. As of the end of the third quarter of 2020, the Company is shipping Full Display Mirror® on 50 nameplates, of which 18 nameplates were launched during 2020. The second quarter launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect® which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating 3rd party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in newer markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the of the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

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

The Company has its first OEM award of ITM® with Audi. In the first quarter of 2019, the Company began its first volume shipments of the ITM® product to Audi. During the second quarter of 2019, the first consumers began registering their ITM® systems online to activate the device and began using the system for normal tolling use. The Company continues to monitor and assess feedback from consumers, dealers, and the OEM in order to help others understand the use case and acceptance of this product. In late June of 2020, Audi published a press release on the 2021 Audi Q5, in which they announced it will implement the ITM® product as well. During the third quarter of 2020, the Company made its first production shipments of ITM® on 6 new platforms for Audi. Currently, the Company is shipping ITM® on 9 platforms, which are: the A4, A5, A6, A7, Q5, Q7, Q8, e-tron, and the e-tron Sportback. Over the next 18 months, the Company expects further ITM® nameplate launches with Audi, as well as the initial launch of ITM® at its second OEM. The launch is targeted to begin production shipments toward the end of calendar year 2020. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

Throughout 2020 the Company has been working on the intelligent medical lighting system in preparation for clinical trials in order to assess system performance and work toward obtaining any necessary approvals. The Company estimates that it could take 18 to 24 months to complete these trials, before a system could be available for commercial applications.

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

OUTLOOK

The Company’s forecasts for light vehicle production for the fourth quarter and full year 2020 are based on IHS Markit's mid-October 2020 forecasts for light vehicle production in North America, Europe, China, and Japan/Korea. Based on this information, light vehicle production in the Company's primary markets are expected to be down 2% for the fourth quarter of 2020 versus the same quarter last year. For calendar year 2020, light vehicle production in the Company's primary markets is expected to be down 16% when compared to calendar year 2019. Fourth quarter 2020, and calendar years 2020 and 2021, forecasted vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2020	Q4 2019	% Change	Calendar Year 2021	Calendar Year 2020	Calendar Year 2019	2021 vs 2020 % Change	2020 vs 2019 % Change
North America	3.82	3.84	(1)%	15.90	13.00	16.32	22%	(20)%
Europe	5.11	5.17	(1)%	18.97	16.37	21.14	16%	(23)%
Japan and Korea	3.13	3.22	(3)%	11.83	11.08	13.11	7%	(15)%
China	7.07	7.36	(4)%	24.18	22.84	24.67	6%	(7)%
Total Light Vehicle Production	19.13	19.59	(2)%	70.88	63.29	75.24	12%	(16)%

Based on this light vehicle production forecast and the structural changes that the Company has made during 2020, the Company is updating previously provided guidance estimates for the second half of 2020. Given the magnitude of changes this year, the Company continues to believe that providing updated second half guidance will provide a more accurate representation of the new cost structure and financial performance for the remainder of 2020. Such guidance for the second half of 2020 reflects the Company's best estimate of the impact of the ongoing COVID-19 pandemic, as well as changes to the IHS Markit's estimates for light vehicle production for the remainder of 2020.

Based on the aforementioned, the Company currently estimates that top line revenue for the second half of calendar year 2020 will be between $940 and $960 million. Ongoing uncertainties remain around the impact of the COVID-19 pandemic on customer demand and restrictions on operations. COVID-19 has created unprecedented circumstances for the Company's industries, which included massive changes to production levels at its customers, which occurred in a very short time period. Beyond the impact of the COVID-19 pandemic, other ongoing uncertainties remain including: light vehicle production levels; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; supplier part shortages; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

Based on updated net sales guidance for the remainder of calendar year 2020, as well as actual results for the first nine months of 2020 and anticipated product mix, the Company has estimated that the gross margin will be between 39% and 40% for the second half of calendar year 2020.

The Company is updating the guidance range for operating expenses, which include E, R & D expenses and S, G & A expenses. The Company has estimated that its operating expenses are now expected to be approximately $95 - $100 million for the second half of calendar year 2020.

As part of the Company's renewed focus on optimizing its cost structure over the remainder of the year, the Company now anticipates that capital expenditures for the second half of calendar year 2020 will be approximately $25 - $30 million, the majority of which will be equipment purchases. Capital expenditures in calendar year 2020 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.

Based on actual results for the first nine months of 2020, and expected projects in the remainder of the year, the Company now estimates that depreciation and amortization expense for the second half of calendar year 2020 will be approximately $50 - $55 million.

The Company now estimates its effective annual tax rate for the second half of calendar year 2020 to be in the range of 16% to 17%, which reflects the anticipated lower discrete benefits from stock option exercises of the Company's employees and reduced foreign-derived intangible income tax benefits due to geographical mix changes within its customer base.
In accordance with the previously announced share repurchase plan, and provided that business begins to return to more normalized levels, the Company will consider the appropriateness of any share repurchases for the remainder of 2020. This determination will take into account macroeconomic issues (including the impact of the COVID-19 pandemic), market trends, and other factors that the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2020, the Company has 11.9 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-October 2020 light vehicle production estimates for 2021, the Company is re-introducing revenue guidance for 2021, despite the fact that there continues to be significant uncertainty regarding macroeconomic conditions, underlying overall consumer demand for light vehicles worldwide, and the continued impact from the COVID-19 pandemic. The Company currently estimates that revenue for calendar year 2021 will be approximately 15 - 20% higher than estimated revenue in calendar year 2020.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to outstanding debt and realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). As previously disclosed in the Company's report on Form 10-Q for the quarter ended June 30, 2020, material changes in risk factors disclosed in the Company's report on Form 10-K for the year ended December 31, 2019 are again set forth herein.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “goal”, “hope”, “may”, “plan”, “project”, "poised", “will”, and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material shortages; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigations including securities litigations relating to the conduct of our business; and the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statements should be read in conjunction with additional information about risks and uncertainties identified herein and under the heading "Risk Factors" in the Company's latest Form 10-K filed with the SEC, which risks now include the impacts of the COVID-19 pandemic that have affected, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast (October 16, 2020) (http://www.gentex.com/ forecast-disclaimer).

Other Information

On November 4, 2020, Steve Downing, President and Chief Executive Officer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Downing may acquire upon the vesting of the 6,300 and 6,384 restricted shares of common stock awarded to Mr. Downing in 2016 and 2017, respectively, and in respect to 15,000 and 13,504 shares of common stock issuable upon exercise of stock options awarded to Mr. Downing in 2014 and 2015, respectively. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on October 15, 2021.

On November 4, 2020, Kevin Nash, Vice President of Finance and Chief Financial Officer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Nash may acquire upon the vesting of 6,552 restricted shares awarded in 2017; 3,150 restricted shares awarded in 2018; and 5,666 restricted shares in 2019; and 13,220 performance shares (payable in common stock) that were awarded in 2019, subject to certain performance conditions. This plan also provides for a third-party broker to sell 5,864 and 4,836 shares of common stock issuable upon exercise of stock options awarded to Mr. Nash in 2014 and 2015, respectively. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on March 15, 2022.

On November 4, 2020, Matt Chiodo, Vice President of Sales of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Chiodo may acquire upon the vesting of the 5,000 restricted shares of common stock awarded to Mr. Chiodo on March 31, 2016. The shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on April 14, 2021.

On November 4, 2020, Neil Boehm, Chief Technology Officer and Vice President of Engineering, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Boehm may acquire upon the vesting of the 2,053 restricted shares of common stock awarded to Mr. Boehm in 2017, and in respect to 4,968 and 15,000 shares of common stock issuable upon exercise of stock options awarded to Mr. Boehm in 2016 and 2018, respectively. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on April 14, 2021.

Rule 10b5-1 trading plans are permitted under the Company’s insider trading policy and other policies, and, to the extent required, transactions under such trading plans will be disclosed publicly through Form 144 and/or Form 4 filings with the Securities and Exchange Commission. Except as may be required by law, the Company does not undertake any obligation to report Rule 10b5-1 plans by officers or directors of the Company in the future, or to report modifications or terminations of any such plans, whether or not any such plans were publicly announced.

The COVID-19 pandemic has had a significant impact on the macroeconomic environment and, in particular, on the Company's industries. Such impact has resultantly affected the ability of officers of the Company to achieve performance metrics under the Company's Amended and Restated Annual Incentive Performance-Based Bonus Plan ("Annual Incentive Plan") and Long-Term Incentive Plan. The performance metrics under the Annual Incentive Plan are revenue, operating income, and earnings per diluted share and the performance metrics under the Long-Term Incentive Plan are EBITDA and return on invested capital, over the performance period. Such performance metrics under the Annual Incentive Plan are intended to measure performance and align with overall business strategy, while the performance metrics under the Long-Term Incentive Plan are intended to drive profitable sales growth, optimize cost structure, and ensure capital is used in an effective manner, so as to provide shareholder returns.

The Compensation Committee of the Company designed the performance metrics to property incentivize officers to perform well operationally and deliver shareholder returns. The Compensation Committee has met in 2020 to discuss the fact that macroeconomic factors and industry conditions, including significantly decreased light vehicle production, outside of the control of management have so impacted the ability to achieve targets for the performance metrics (set in February of 2020 before the COVID-19 pandemic was widespread), that such performance metrics may not now properly incentivize and award officers of the Company as intended by the Compensation Committee and the Board of Directors. As such, the Compensation Committee has been assessing any potential changes to officer compensation to ensure the proper incentives for performance remain in place, as well as to recognize and reward officers for the benefit of the Company's shareholders and other stakeholders. The Compensation Committee has not yet made any decisions nor has it made any recommendations to the Board of Directors. With that said, the Compensation Committee will continue to discuss and consider whether changes to officer incentives are appropriate and necessary, whether any changes (such as adjustments to targets for performance metrics) can be done in an objective manner (so as to factor in external factors outside of management's control such as the percentage decline in light vehicle production), and how any such changes would be implemented.

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
Automotive Industry and General Economic Risks

The COVID-19 pandemic has already significantly impacted worldwide economic and industry conditions and has had and may continue to have a material adverse effect on our business, financial condition, and/or results of operations. The COVID-19 pandemic began to materially impact the Company's operations late in the first quarter of 2020 and continues to affect our business, financial condition, and/or results of operations, by virtue of governmental authorities imposing mandatory closures, work-from-home orders, and social disntancing protocols, as well as voluntary closures and other restrictions. Even as restrictions have eased and production has resumed by our customers in large part, production volumes have been, and are expected to continue to be, volatile.

The full extent of the effect of the COVID-19 pandemic on the Company, our customers, our supply chain, and our industries still depends on future developments, which remain highly uncertain, including the duration and severity of the current outbreak, subsequent outbreaks, and resulting actions taken by the Company or the various governments to contain or mitigate the spread of the coronavirus. These actions have already included, and could include more, work stoppages, quarantines, shutdowns, shelter-in-place orders or other limitations, which already have and could continue to: materially adversely affect the Company's ability to adequately staff and maintain our operations; impair our ability to sustain existing levels of financial liquidity; and impact the Company's business, financial condition, and/or results of operations. Additionally, if the negative global economic effects caused by the COVID-19 pandemic continue, overall customer demand may continue to decrease, which could continue to have a material and adverse effect on the Company's business, financial condition, and/or results of operations.

While we cannot predict the duration and scope of the COVID-19 pandemic, the overall negative financial impact to the Company's business, financial condition, and/or results of operations has been material, is not fully known, and is expected to last for an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the third quarter of 2020, the Company repurchased 1,175,756 shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the nine months ended September 30, 2020, the Company repurchased 8,194,788 shares. The Company has 11.9 million shares remaining under the plan as of September 30, 2020.

The following is a summary of share repurchase activity during each quarter of the nine months ended September 30, 2020:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2020	—	—	—	20,065,319
February 2020	1,945,036	29.40	1,945,036	18,120,283
March 2020	5,073,996	23.97	5,073,996	13,046,287
1st Quarter 2020 Total	7,019,032	25.48	7,019,032

2nd Quarter 2020 Total	—		—	13,046,287

July 2020	125,110	27.07	125,110	12,921,177
August 2020	525,295	27.38	525,295	12,395,882
September 2020	525,351	26.44	525,351	11,870,531
3rd Quarter 2020 Total	1,175,756	26.93	1,175,756

2020 Total	8,194,788	25.68	8,194,788	11,870,531

As of September 30, 2020 the Company has repurchased 135,129,197 shares at a total cost of $2,084,067,848 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 5, 2020	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 5, 2020	/s/ Kevin C. Nash
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