Form 10-K
period 2020-12-31
GENTEX CORP
filed 2021-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2020 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), 245,775,488 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $6,346,040,545 computed at the closing price on that date.

As of February 1, 2021, 243,666,492 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2020
FORM 10-K

.
Part I

Item 1.        Business.

(a)General Development of Business

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

At its inception, the Company manufactured smoke detectors, a product line that has since evolved to include a variety of fire protection products. In the early 1980's, the Company introduced an interior electromechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In the late 1980's, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In the early 1990's, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In the late 1990's, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat; convex; and aspheric. In 2005, the Company began making volume shipments of its bezel-free exterior automatic dimming mirror. In 2010 the Company began delivering, electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors.

In 2015, the Company began making shipments of the Full Display Mirror® ("FDM"®), which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company signed an exclusive agreement in the ordinary course of business with TransCore LLP to integrate TransCore's toll module technology into the vehicle in a first-to-market application referred to as Integrated Toll Module® or "ITM®"®. The interior mirror is an optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield.

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

In January 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features that address major gaps in current surgical lighting solutions. In 2021, the Company will be continuing to work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

In April 2020, the Company, in the ordinary course of business, acquired Vaporsens, Inc. ("Vaporsens"), which specializes in nanofiber chemical sensing research and development. This new nanofiber technology can detect a wide variety of chemicals, including explosives, drugs, volatile organic compounds ("VOCs"), toxic industrial chemicals, amines, and more. The core of Vaporsens’ chemical sensor technology is a net of nanofibers approximately one thousand times smaller in size than human hair. Their porous structure allows them to absorb targeted molecules from sampled gas and identify them via changes in their electrical resistance. The technology allows for the rapid detection of target chemicals with high sensitivity in the parts per billion and parts per trillion ranges. The Vaporsens technology has a wide variety of use cases in various markets and industries, with potential applications for automotive, aerospace, agriculture, chemical manufacturing, military and first responders, worker safety, food and beverage processing, and medical.

Automotive revenues represent approximately 98% of the Company's total revenue in 2020, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)[Reserved]

(c)Narrative Description of Business

The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, dimmable glass, and fire protection products, including: automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry.

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays, including the Full Display Mirror® product. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

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

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs, automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2020.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the dominant supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, Panasonic, YH America, Inc., BYD Auto Company, Murakami Kaimeido Company, Tokai Rika Company, Peak Power Automotive, SMR Automotive, ADAYO, Alpine Electronics, Inc., MEKRA Group, Ningbo Feng Mei, Chogqing Yimei, Guangdong, Xiamen Intretech, Licon, YanFeng, MirrorTech and the China automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect®, frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development include: biometric authentication systems, hybrid and fully digital camera monitoring systems ("CMS"), driver and cabin monitoring systems, cabin sensing systems, touch screen displays for mirrors, and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices, which include sunroof and moonroof applications, driver and passenger windows and other window surfaces in vehicles, among others.
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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, FCA Group, Ford Motor Co., Geely/Volvo, General Motors, Honda Motor Co., Hyundai/Kia, Jaguar/Land Rover, Mazda, Mahindra & Mahindra, McLaren, Polaris, PSA/Opel Group, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Subaru, Suzuki, Tesla, Toyota Motor Company, Volkswagen Group, as well as, shipments to domestic China manufacturers (Borgward, BYD, Chehejia, Chery, Great Wall Motors, Hongqi, NextEV, SAIC, and Skywell).
Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Traditionally, new products and technologies have been restricted to high-end vehicles and premium trim/option packages. As consumer demand has continued to pursue the adoption of advanced technology, more OEMs have shifted to offer a variety of trim packages and option packages for each of their vehicles, creating a range of available pricing and technologies across their lineups. In some instances, Company products such as the FDM® appeal to consumers who are interested in new technology, while also resolving rearward vision limitations created by vehicle design changes that increase aerodynamics. The Company has contributed to this differentiation strategy, allowing OEMs to maximize profitability and optionality by providing a suite of profitable, mirror-based and in-vehicle technologies that consumers demand. As more consumers have become familiar with interior and exterior dimming mirrors, HomeLink®, SmartBeam®, FDM®, and other Company technologies, consumers have continued to select these technologies in their subsequent vehicles, driving further market and nameplate penetration as OEMs launch new vehicles and expand into new markets. Where OEMs had historically used Company technologies only to differentiate from one another, they have now begun to also use Company technologies to differentiate trim lines across their own nameplates. In new markets, emerging OEMs have recognized the need to include Company products in their vehicles to compete with global OEMs and to maximize per-vehicle profitability.

Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the dominant supplier to the automotive industry with an approximate 94% market share worldwide in both 2020 and 2019. While the Company believes it will retain a dominant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International Inc. ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and may have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. Moreover, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and a small number of Chinese domestic mirror suppliers have begun marketing and selling these products, in low volume, within the domestic China Market. Further, a Japanese manufacturer (Murakami) has begun selling and marketing competitive Full Display Mirror® products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's Integrated Toll Module® and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base while introducing new users to the benefits of the transactional vehicle.
In January 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. The Company plans to integrate Simplenight into its current and future connected vehicle technologies, including HomeLink®, the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. The Company is currently integrating Simplenight into its HomeLink Connect® app, which helps users program their HomeLink® buttons and control cloud-based devices from their vehicles.
The Company believes its electrochromic automatic-dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products and the Company makes significant research and development investments to continue to increase and improve the performance advantages of its products and to potentially add new products.
There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. The Company has also continued to invest in new technologies to improve the manufacturing processes. In the fourth quarter of 2020, the Company, in the ordinary course of business, completed the acquisition of Argil, Inc., which specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these other technologies have inherent cost or performance limitations as compared to the Company's technologies.
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
Dimmable Aircraft Windows

The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner series of aircraft. In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the Company announced that Airbus will also be offering, as optional content, the Company's dimmable aircraft windows on its aircraft.
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
Competition. The fire protection products industry is highly competitive in terms of both the smoke detectors and signaling appliance markets. The Company estimates that it competes primarily with eight manufacturers of smoke detection products for commercial use and approximately four manufacturers within the residential market, three of which produce photoelectric smoke detectors. In the signaling appliance markets, the Company estimates it competes with approximately seven manufacturers. While the Company faces significant competition in the sale of smoke detectors and signaling appliances, it believes that the introduction of new products, improvements to its existing products, its diversified product line, and the availability of special features will permit the Company to maintain its competitive position.
Nanofiber Products and Development

As noted, the Company completed the acquisition of Vaporsens in 2020. Again, Vaporsens specializes in nanofiber chemical sensing research and development.

Markets and Marketing. While no current commercialized product yet exists, this technology has the potential ability to sense explosives, toxic industrial chemicals, chemical warfare agents, drugs, consumer goods, and VOCs. This technology has a wide variety of use cases in various markets and industries, with potential applications for automotive, aerospace, agriculture, chemical manufacturing, military and first responders, worker safety, food and beverage processing, and medical applications.

Trademarks and Patents
The Company owns 38 U.S. Registered Trademarks and 719 U.S. Patents, of which 30 Registered Trademarks and 647 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, smart lighting technology, and/or HomeLink® products. These Patents expire at various times between 2021 and 2044. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 347 foreign Registered Trademarks and 1020 foreign patents, of which 331 Registered

Trademarks and 972 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2021 and 2044. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that applicable in the U.S. market.

The Company owns 58 U.S. Patents and 38 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2026 and 2038, while the foreign patents expire at various times between 2021 and 2037.
The Company owns 8 U.S. Registered Trademarks, 14 U.S. Patents, 16 foreign Registered Trademarks, and 10 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2021 and 2037, while the foreign patents expire at various times between 2022 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 230 U.S. Patent applications, 424 foreign patent applications, and 14 Registered Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Human Capital Resources
As of February 1, 2021, the Company had 5,303 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

The Company fosters a collaborative culture founded on devotion to quality and innovation. An inclusive environment is nurtured so that team members can perform, support each other, and continue to grow and learn, including on-the-job training.

This culture is supported by a competitive compensation system that goes beyond base salary and includes for virtually all employees: quarterly profit-sharing bonuses; an extensive stock options program, an employee stock purchase plan; 401(k) plan (or other retirement plan for non-US employees) with Company matching; and tuition reimbursement. Equity compensation is also paid to a significant number of employees. In keeping with the Company's core principle of ownership mentality, compensation is structured throughout the organization so that employees win when all of stakeholders win. The Company also provides a healthy and safe climate-controlled work environment that includes an on-site wellness center and on-site health clinic at its headquarters.

Evidence of the Company's commitment to inclusion is its cultivation of a world-class diversity, equity & inclusion ("DE&I") ethos that allows team members to make a lasting impact in the communities in which the Company operates, all while attracting and retaining diverse talent that can help propel the business forward. While the Company has an environment of equal employment opportunity related to recruitment, hiring, promotion, discipline, and other terms of employment, the commitment to have a skilled and diverse world class workforce goes beyond that.

The Company's DE&I initiatives are supported by the its Diversity Officer and DE&I Council, which helps implement specific diversity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's DE&I Council is led by Mr. Joe Matthews, Diversity Officer and Vice President of Purchasing. Mr. Matthews has been honored as a Salute to Diversity Winner by Corp! Magazine.

As a part of DE&I initiatives, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds that work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women at Gentex and Veterans at Gentex.

DE&I efforts at the Company extend to the supply base as well, where Company been recognized for ongoing efforts to increase supplier relationships with minority- and women-owned enterprises. In fact, the Company mentors certain such suppliers to help them develop the business systems and technologies necessary to support future growth. The Company is a member of the Michigan Minority Supplier Development Counsel and the Women's Business Enterprise Counsel – Great Lakes Region.

Hiring rates, voluntary and involuntary turnover rates, internal rates of hiring and promotion, and safety records are considered as measures of the Company's success in human capital management. While hiring and diversity policies are in place as a means to remain on track in terms of appropriate human resources management, the DE&I efforts have furthered the process of creating a welcoming environment so the Company can hire and retain the best people. The Company produces a sustainability report providing more information regarding diversity and corporate responsibility.

Forbes has named the Company as one of the "200 Best Small Companies" numerous times. Forbes also recently acknowledged the Company as a "Best Employer for Diversity." In addition, the Company is the recipient of an EPIC Diversity Visionary Award presented by a local Chamber of Commerce. Moreover, the Company's DE&I efforts related to actively developing and using minority, women, and veteran-owned suppliers have been acknowledged and recognized by multiple OEM customers. In fact, Toyota Motor Engineering & Manufacturing North America, Inc. has specifically recognized the Company's efforts over the last 10 years to increase supplier relationships with minority business enterprises.

A charitable program run by Company employees has been established as a means to give back to the community. Employees are encouraged to organize on-site fundraisers and to spend time volunteering at worthy charitable organizations. Support is also provided to a number of minority organizations in keeping with the Company's DE&I efforts and to continue to build an even more diverse and skilled workforce.

The Company's Board of Directors has regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and DE&I strategies; and corporate culture. The Board and management know the right talent is required to implement the Company's strategies. As such, the Board works with management appropriately regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board has access to all levels of employees in the Company in its efforts to properly oversee human resources issues.

The Board of the Company now has two women directors and the Nominating and Corporate Governance Committee has taken concrete steps to improve Board diversity, including use of various resources and environments to identify qualified and diverse director candidates. Such candidates are contacted and interviewed in order to continue to build an even more diverse, qualified, and capable Board.

The Board has also implemented a Complaint Submission and Handling Policy for concerns to be raised as needed.

(d)[Reserved]

(e)Available Information
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be made available, free of charge, through the Investor Information section of the Company’s website (http://ir.gentex.com) as soon as practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issues that a company files electronically with the SEC.

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; supply chain disruptions; our dependence on key management; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic that has affected, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of January 18, 2021 (http://www.gentex.com/forecast-disclaimer).
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 98% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain, and continues to cause increased financial and production stresses evidenced by volatile automotive production levels (including continued decreases in light vehicle production in China), volatility with customer orders, supplier part and material shortages, automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity material cost increases and/or supply constraints, tariffs, consumer vehicle preference shifts (where we may have a lower penetration rate and lower content per vehicle), and supply chain stresses, all of which have been exacerbated by the COVID-19 pandemic. If automotive customers (including their Tier 1 suppliers) and suppliers experience plant shutdowns, work stoppages, strikes, part shortages, etc., it could disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases, which can result in delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2020 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
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

Tariffs. The geo-political environment between the Unites States and other jurisdictions, including China and the European Union, continues to cause uncertainty on tariffs and trade. Starting in 2018, and throughout calendar year 2019, the United States enacted new tariffs on numerous raw materials that the Company imports from China, and likewise China also enacted retaliatory tariffs on the finished goods that the Company imports into China for distribution and sale in the China market. Such tariffs have increased the Company's input costs, and have the potential to challenge the Company's competitive position in foreign markets. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment could continue to interfere with automotive supply chains and may have a continued negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from one location. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's Full Display Mirror® since 2015 and has been awarded programs with ten (10) OEM customers. The Company is currently shipping production Full Display Mirrors® to eight automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, and FCA. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company announced the CMS development program with Aston Martin. The Company has also previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.

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
Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable devices, certain electronics, and fire protection products, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, represents a current and on-going risk for the Company.
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
Supply Chain Disruptions. As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain are occurring due to the COVID-19 pandemic and can also occur due to natural disasters, other pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances are disrupting, and may further disrupt, our shipments to one or more automakers or Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.
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

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in 2013, 2014, 2015, 2016, 2017, 2018, 2019, and 2020, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year. As there may be only a limited number of suppliers offering "conflict free" minerals necessary for our products, the Company cannot be certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

The European New Car Assessment Program ("Euro NCAP") provides an incentive for automobiles sold in Europe to apply safety technologies that include driver assist features such as lane detection, vehicle detection, and pedestrian detection as standard equipment. Euro NCAP compliant driver assist systems are also capable of including high beam assist as a function. The increased application of Euro NCAP on European vehicles has impacted and could continue to impact take rates for the Company's SmartBeam® application on these vehicles.

On December 8, 2015, NHTSA proposed changes to the Administration’s 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period. The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA originally intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles. The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. On January 14, 2021, NHTSA issued a request for comment regarding NCAP with advanced driver assist features, including forward collision, lane keeping, blind spot detection and forward pedestrian impact avoidance technologies.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $20.09 to a high closing price of $34.06 during calendar year 2020. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

•Variations in our anticipated or actual operating results or the results of our competitors;
•Changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;
•Intellectual property litigation and infringement claims;
•The size of the public float of our common stock;
•Market conditions, including the industry in which we operate; and
•General macroeconomic conditions.

General Risk Factors
COVID-19 Pandemic. The COVID-19 pandemic has already significantly impacted worldwide economic and industry conditions and has had and may continue to have a material adverse effect on our business, financial condition, and/or results of operations. The COVID-19 pandemic began to materially impact the Company's operations late in the first quarter of 2020 and continues to affect our business, financial condition, and/or results of operations, by virtue of governmental authorities imposing mandatory closures, work-from-home orders, and social distancing protocols, as well as voluntary closures and other restrictions. Even as restrictions have eased and production has resumed by our customers in large part, production volumes have been, and are expected to continue to be, volatile.
The full extent of the effect of the COVID-19 pandemic on the Company, our customers, our supply chain, and our industries still depends on future developments, which remain highly uncertain, including the duration and severity of the current outbreak, subsequent outbreaks, and resulting actions taken by the Company or the various governments to contain or mitigate the spread of the coronavirus. These actions have already included, and could include more, work stoppages, quarantines, shutdowns, shelter-in-place orders or other limitations, which already have and could continue to: materially adversely affect the Company's ability to adequately staff and maintain our operations; impair our ability to sustain existing levels of financial liquidity; and impact the Company's business, financial condition, and/or results of operations. Additionally, if the negative global economic effects caused by the COVID-19 pandemic continue, overall customer demand may decrease, which could continue to have a material and adverse effect on the Company's business, financial condition, and/or results of operations.

While we cannot predict the duration and scope of the COVID-19 pandemic, the overall negative financial impact to the Company's business, financial condition, and/or results of operations has been material, is not fully known, and is expected to last for an extended period of time.

Income Taxes. The Company is subject to income taxes in the U.S. and other foreign jurisdictions. Changes in tax rates, adoption of new tax laws or other additional tax policies, and other proposals to reform United States and foreign tax laws could adversely affect the Company's operating results, cash flows, and financial condition. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions.

Employees. Our business success depends on attracting and retaining qualified personnel. Throughout our Company, our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience and a skilled workforce could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in, and low unemployment generally can cause, increased turnover. In addition, any unplanned turnover, inability to attract and retain key employees, including managers, or government mandated remote work could have a negative effect on our business, financial condition and/or results of operations.

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
•Exposure to local economic, political and labor conditions;
•     Unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;
•    Tariffs (as discussed herein), quotas, customs and other import or export restrictions and other trade barriers;
•Natural disasters, political crises, and public health crises (such as the COVID-19 pandemic), which have caused and will likely continue to cause downtime and closures at both supplier and customer facilities;
•Brexit, and its impact;
•Expropriation and nationalization;
•    Difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;
•     Reduced intellectual property protection;
•Withholding and other taxes on remittances and other payments by subsidiaries;
•    Investment restrictions or requirements;
•     Export and import restrictions;
•     Violence and civil unrest in local countries;

•    Compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries; and
•Exposure related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate.
Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•Volatility in commodity prices may adversely affect our business, financial condition and/or results of operations. If commodity prices rise, and if we are unable to recover these cost increases from our customers, such increases could have an adverse effect on our business, financial condition and/or results of operations;
•Increasing interest rates impact our financial performance due to an increase in realized losses on the sale of fixed income investments and/or recognized losses due to a corresponding impairment adjustment on investment securities;
•General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, trade war, war or significant terrorist acts, could each affect worldwide automotive sales and production levels;
•Manufacturing yield issues may negatively impact our business, financial condition and/or results of operations; and
•Obligations and costs associated with addressing quality issues or warranty claims may adversely affect our business, financial condition and/or results of operations.

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2020 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities at December 31, 2020 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Warehouse, Office
Zeeland, MI	161,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	359,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	258,400	2018	Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	85,000	2017	Office, Warehouse(2)
(1)Date of Acquisition/Build refers to first year of operations, and does not refer to subsequent additions or expansions.
(2)Light Assembly expected to begin at this location during 2022.

In the fourth quarter of 2019, the Company began construction of a 36,000 square-foot addition to its main corporate office and manufacturing facility to expand its chemistry lab facilities. The total cost of this addition is estimated to be $10 million and will be funded from cash and cash equivalents on hand. The facility is expected to be operational by the first quarter of 2021.

The Company additionally has leased sales and engineering offices throughout the United States, Europe, and Asia to support its sales and engineering efforts:

Country	Number of Leased Offices
Germany	3
Japan	3
United States	2
United Kingdom	1
France	1
Sweden	1
Korea	1
The Company's Automotive Products segment operates in virtually all of the foregoing facilities. The Company's Other segment operates in certain Zeeland, Michigan facilities, as well as a research and development offices in Salt Lake City, Utah and Santa Clara, CA.

Capacity.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 33 - 36 million interior automatic-dimming mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2020, the Company shipped 26.1 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 14 - 17 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2020, the Company shipped approximately 12.1 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2021, there were 2,095 record-holders of the Company’s common stock and restricted stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2015 and reinvestment of dividends in all cases.

Stock Value
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Period Ending
Gentex Corporation
NASDAQ Composite
Dow Jones US Auto Parts

In March 2020, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at an increased rate of $0.120 per share until the board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

(b) Not applicable.

(c)    The Company has in place and has announced a share repurchase plan. As previously disclosed, the Company may purchase authorized shares of its common stock under the plan based on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-

dilutive effect on earnings; available cash; and other factors that the Company deems appropriate. The plan does not have an expiration date, but the Board of Directors reviews such plan periodically.

The following is a summary of share repurchase activity during 2020:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2020	—	$—	—	20,065,319
February 2020	1,945,036	29.40	1,945,036	18,120,283
March 2020	5,073,996	23.97	5,073,996	13,046,287
April 2020	—	—	—	13,046,287
May 2020	—	—	—	13,046,287
June 2020	—	—	—	13,046,287
July 2020	125,110	27.07	125,110	12,921,177
August 2020	525,295	27.38	525,295	12,395,882
September 2020	525,351	26.44	525,351	11,870,531
October 2020	400,230	28.04	400,230	11,470,301
November 2020	1,000,477	31.52	1,000,477	10,469,824
December 2020	1,050,558	33.55	1,050,558	9,419,266
Total	10,646,053		10,646,053

* See above paragraph with respect to the publicly announced share repurchase plan

Item 6.    Selected Financial Data.

(dollars in thousands, except per share data)
	2020	2019	2018	2017	2016
Net Sales	$1,688,189	$1,858,897	$1,834,064	$1,794,873	$1,678,925
Net Income	347,564	424,684	437,883	406,792	347,591
Earnings Per Share (Fully Diluted)	$1.41	$1.66	$1.62	$1.41	$1.19
Gross Profit Margin	35.9%	37.0%	37.6%	38.7%	39.8%
Cash Dividends per Common Share	$0.480	$0.460	$0.440	$0.390	$0.355
Total Assets	$2,197,941	$2,168,803	$2,085,434	$2,352,054	$2,309,620
Long-Term Debt Outstanding at Year End	$—	$—	$—	$—	$178,125

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2020	2019
	Year Ended December 31,			Vs	Vs
	2020	2019	2018	2019	2018
Net Sales	100.0%	100.0%	100.0%	(9.2)%	1.4%
Cost of Goods Sold	64.1	63.0	62.4	(7.5)	2.4
Gross Profit	35.9	37.0	37.6	(12.0)	(0.3)
Operating Expenses:
Engineering, Research and Development	6.9	6.2	5.8	1.1	7.0
Selling, General and Administrative	5.3	4.6	4.1	5.7	13.1
Total Operating Expenses:	12.2	10.7	9.9	3.1	9.6
Operating Income	23.7	26.3	27.7	(18.2)	(3.9)
Other Income/(Expense)	0.7	0.6	0.8	3.2	(14.7)
Income Before Provision for Income Taxes	24.4	26.9	28.5	(17.7)	(4.1)
Provision for Income Taxes	3.8	4.1	4.6	(15.2)	(10.0)
Net Income	20.6%	22.8%	23.9%	(18.2)%	(3.0)%
Results of Operations: 2020 to 2019
Net Sales. In 2020, Company net sales decreased by $170.7 million, or 9% compared to the prior year. Net sales for 2020 were negatively impacted by lower than forecasted global vehicle production rates for calendar year 2020, which were down 16% on a year over year basis. The reduction in global light vehicle production and the Company's sales was impacted primarily a result of the global shutdowns as a result of the COVID-19 pandemic, which primarily impacted the Company in the second quarter of 2020. Automotive net sales decreased as a result of an 11% decrease in automatic-dimming mirror shipments, from 42.9 million units in 2019 to 38.2 million units in 2020.
Other net sales decreased 17% to $40.0 million compared to the prior year, as dimmable aircraft window sales decreased 30% year over year and fire protection saw a decrease in net sales of 4% year over year. Dimmable aircraft window sales were impacted by production challenges the Company's customer faced.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.0% in 2019 to 64.1% in 2020. The year over year decrease in the gross profit margin was primarily the result of the Company's inability to leverage fixed overhead during the second quarter of 2020 as a result of COVID-19 related shutdowns and decreases in demand, as well as annual customer price reductions, which were partially offset by improvements in product mix related to Full Display Mirror® as well as purchasing cost reductions and structural cost reductions. On a year over year basis, the inability to leverage fixed overhead and annual customer price reductions each had a negative impact of approximately 150 - 250 basis points on gross profit margin. Purchasing cost reductions, product mix improvements, and structural cost reductions each independently had a positive impact on gross profit margin on a period over period basis of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development expenses increased by $1.2 million or 1% from 2019 to 2020, representing 7% of net sales in 2020 versus 6% of net sales in 2019. E, R & D increased, primarily due to certain severance related costs incurred in the second quarter of 2020, which were partially offset by lower overall expense levels as a result of the COVID-19 pandemic.

Selling, general and administrative expenses increased by $4.9 million or 6% from 2019 to 2020, but remained at 5% of net sales. The primary reason for the increase from 2019 to 2020 was due to severance related costs, wages and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, and increased legal and professional fees associated with acquisitions of new technology described in Note 12 of the Consolidated Financial Statements.
Total Other Income/(Expense). Investment income decreased $4.2 million to $7.0 million for 2020 compared to $11.2 million for 2019 primarily due to decreases in interest income from fixed income investments. Other income – net increased $4.6 million in 2020 versus 2019, primarily due to an increase in gains on sales of debt investments on a year over year basis, as well as gains recognized on initial investments that were fully acquired during 2020, as further described in Note 12 of the Consolidated Financial Statements.
Taxes. The effective tax rate was 15.6% for year ended December 31, 2020 compared to 15.1% the prior year. The effective tax rates in 2020 and 2019 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction.
Net Income. Net income decreased by $77.1 million, or 18% year over year, primarily driven by the lower sales levels coming from the COVID-19 related shutdowns.
Results of Operations: 2019 to 2018
Net Sales. In 2019, Company net sales increased by $24.8 million, or 1% compared to the prior year. Net sales for 2019 were negatively impacted by: lower than forecasted global vehicle production rates for calendar year 2019, which were down 6% on a year over year basis; and by approximately 1% from the strike at General Motors which occurred in the fourth quarter of 2019. Despite these negative impacts, automotive net sales increased as a result of a 3% increase in automatic-dimming mirror shipments, from 41.6 million units in 2018 to 42.9 million units in 2019, due more so to growth within the Company's domestic market than its international markets. North American automotive mirror shipments increased 8% in 2019 when compared with the prior year, primarily due to increased penetration of exterior automatic-dimming mirrors.

Other net sales increase 13% to $48.4 million compared to the prior year, as dimmable aircraft window sales increased 19% year over year, and fire protection saw an increase in net sales of 7% year over year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 62.4% in 2018 to 63.0% in 2019, primarily due to annual customer price reductions that were not fully offset with purchasing cost reductions, as well as an increase is costs related to tariffs. Annual price reductions and tariffs independently impacted cost of goods sold as a percentage of net sales by approximately 75 - 200 basis points. These negative impacts were partially offset by the impact of purchasing cost reductions and product mix impacts that independently impacted cost of goods sold as a percentage of net sales by approximately 75 - 150 basis points.
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
Taxes. The effective tax rate was 15.1% for year ended December 31, 2019 compared to 16.1% the prior year. The effective tax rate in 2019 and 2018 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction. The decrease in the effective tax rate year over year primarily relates to increase in the benefits derived from the Foreign Derived Intangible Income Deduction, Research & Development Credit and Stock Compensation Expense.
Net Income. Net income decreased by $13.2 million, or 3% year over year, primarily due to the decrease in gross margin and increases in operating expenses primarily related to increased staffing levels.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, in spite of a 16% decline in global light vehicle production from 2019 to 2020 and a 6% decline from 2018 to 2019.
The Company's cash and cash equivalents were $423.4 million, $296.3 million and $217.0 million as of December 31, 2020, 2019 and 2018, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $7.4 million, $8.5 million and $8.3 million as of December 31, 2020, 2019 and 2018, respectively.
The Company's current ratio remained consistent at 5.5 as of December 31, 2019 and December 31, 2020. The Company's current ratio increased from 5.0 as of December 31, 2018, to 5.5 as of December 31, 2019, reflecting the increase in working capital.
Cash flow from operating activities was $464.5 million, $506.0 million and $552.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flow from operating activities decreased $41.5 million for the year ended December 31, 2020 compared to the prior year, primarily due to decreased net income driven from the impacts of the COVID-19 pandemic and related shutdowns. The reduction in net income was partially offset by changes in working capital. Cash flow from operating activities decreased $46.5 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to decreased net income and changes in working capital.
Cash flow provided by investing activities for the year ended December 31, 2020 increased by $83.1 million to $26.4 million, compared with cash flow used for investing activities of $56.7 million, for the year ended December 31, 2019, primarily due to decreased investment purchases and additional maturities of fixed income investments during the year. Cash flow used for investing activities for the year ended December 31, 2019 decreased by $129.1 million to $56.7 million, compared to the year ended December 31, 2018, primarily due to decreased investment purchases, which was partially offset by a decrease in fixed income investment maturities during the year.
Capital expenditures were $51.7 million, $84.6 million, and $86.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. Capital expenditures for the year ended 2020 decreased by $32.9 million compared with the year ended 2019 as a result of cost cutting initiatives and financial discipline in light of the COVID-19 pandemic. Capital expenditures for the year ended 2019 remained consistent with the year ended 2018.
Cash flow used for financing activities for the year ended December 31, 2020, decreased $6.1 million to $363.9 million, compared to $370.0 million for the year ended December 31, 2019, primarily due to a reduction in the amount of shares of common stock repurchased which totaled $288.5 million during the calendar year 2020 as compared to $331.5 million during the calendar year 2019. Cash flow used for financing activities for the year ended December 31, 2019, decreased $349.3 million to $370.0 million compared to the year ended December 31, 2018, primarily due to a reduction in the amount of shares of common stock repurchased which totaled $331.5 million during the calendar year 2019 as compared to $591.6 million during the calendar year 2018.

Short-term investments as of December 31, 2020 were $27.2 million, down from $140.4 million as of December 31, 2019 and long-term investments were $162.0 million as of December 31, 2020, up from $139.9 million as of December 31, 2019, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2020 increased $49.5 million compared to December 31, 2019, primarily due to the timing of sales within those years.
Inventories as of December 31, 2020, decreased $22.7 million compared to December 31, 2019, primarily due to decreased raw material inventory levels as a result of relatively high levels of production during the fourth quarter 2020.
Intangible Assets, net as of December 31, 2020 decreased $0.6 million compared to December 31, 2019, due to the amortization of definite lived intangible assets and patents, which was offset by acquisitions of additional intangible assets during the year, which is discussed further in Note 10 and Note 12 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2020, decreased $12.8 million compared to December 31, 2019, primarily due the timing of inventory and capital expenditure payments.

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
The following is a summary of working capital and long-term investments:

	2020	2019	2018
Working Capital	$801,593,707	$778,530,092	$681,769,335
Long Term Investments	162,028,068	139,909,323	137,979,082
Total	$963,621,775	$918,439,415	$819,748,417

The increase in working capital as of December 31, 2020 compared to 2019, as well as the increase as of December 31, 2019 compared to 2018, is primarily due to cash flow from operations, which was partially offset by share repurchases, dividend payments and capital expenditures.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Markit. The IHS Markit mid-January 2021 forecast for light vehicle production for calendar year 2021 are approximately 16.3 million units for North America, 19.0 million units for Europe, 12.0 million units for Japan and Korea, and 25.1 million units for China.
Based on the foregoing, the Company estimates that top line revenue for calendar year 2021 will be between $1.94 and $2.02 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors and electronics on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates with an expected vehicle production increase in 2021 as well as a modest increase in 2022 compared to 2021. Continuing uncertainties, including: impacts of the COVID-19 pandemic on economic and industry conditions, including impacts on our customers and supply chain; light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including tariffs and potential tax law changes; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross profit margin will be between 39% and 40% for calendar year 2021. Historically, annual customer price reductions have placed significant pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2021, the Company hopes it may be able to offset certain annual customer price reductions with purchasing cost reductions and operational efficiencies, but there is no certainty of being able to do so. During calendar year 2020, the Company made structural cost reductions of approximately $35 million on an annualized basis. Approximately 60% of these costs flow through cost of goods sold and have improved the Company's gross profit margin from recent historical levels.
The Company also currently estimates that its operating expenses, which include engineering, research and development expenses and selling, general and administrative expenses, are expected to be between $210 and $220 million for calendar year 2021, due in part to continued investments that support growth and launch of new business as well as development of new products, which are primarily staffing related. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and create iterations of those products that help keep its products new and attractive to our customers. In addition, the Company has been investing heavily in the next wave of innovation, many of which were shown for the first time in 2020 and 2021, and included new products for automotive, aerospace and developments in intelligent medical lighting.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are highly proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current market as well as to use its core competencies to develop products that are applicable in other markets.

Based on current light vehicle production forecasts, and the resultant forecast our automatic-dimming mirrors and electronics, the Company currently anticipates that 2021 capital expenditures will be between $85 and $95 million, a majority of which will be production equipment purchases. Capital expenditures for calendar year 2021 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2021 will be between $105 and $110 million.
The Company is further estimating that its tax rate will be between 16.0% and 18.0% for calendar year 2021 based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2021 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2022. IHS Markit current forecasts for light vehicle production for calendar year 2022 are approximately 16.7 million units for North America, 20.1 million units for Europe,12.1 million units for Japan and Korea, and 26.0 million units for China. Based on these forecasts, the Company is estimating that revenue for calendar year 2022 will increase approximately 4% to 8% over current estimates provided for 2021 revenue. As noted above, continuing uncertainties make forecasting difficult.

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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars; during calendar year 2020, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 7% for calendar year 2019 and 8% for calendar year 2018). The Company currently expects that approximately 8% of the Company’s net sales in calendar year 2021 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements. See the Contractual Obligations and Other Commitments below.

Contractual Obligations and Other Commitments
The Company had the following contractual obligations and other commitments (in millions) as of December 31, 2020.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	3.2	1.7	1.5	—	—
Purchase obligations	146.4	146.4	—	—	—
Dividends payable	29.2	29.2	—	—	—
Total	178.8	177.3	1.5

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Selected quarterly financial data for the past two years appears in the following table:

Quarterly Results of Operations (in thousands, except per share data)
	First		Second		Third		Fourth
	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales	$453,762	$468,589	$229,926	$468,711	$474,639	$477,761	$529,864	$443,836
Gross Profit	156,587	169,645	43,945	176,538	188,237	180,321	216,675	161,805
Operating Income (Loss)	105,027	121,596	(6,738)	127,905	138,853	128,136	162,414	110,901
Net Income (Loss)	89,506	104,280	(2,374)	108,959	117,093	111,898	143,339	99,547
Basic Earnings (Loss) per share(1)	$0.36	$0.40	$(0.01)	$0.42	$0.48	$0.44	$0.58	$0.39
Diluted Earnings (Loss) per share(1)	$0.36	$0.40	$(0.01)	$0.42	$0.48	$0.44	$0.59	$0.39
(1)Basic and diluted earnings (loss) per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basis and diluted earnings per share.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2020.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2020, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2020.

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

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	43	President and Chief Executive Officer	January 2018
Neil Boehm	49	Chief Technology Officer and Vice President, Engineering	February 2018
Kevin Nash	46	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	56	Vice President, Sales	February 2018
Scott Ryan	40	Vice President, General Counsel and Corporate Secretary	August 2018
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2021 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2020 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.

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
As previously disclosed, the Compensation Committee starting in 2018 intended to move base salaries for officers, including named executive officers, toward the market median of the Company's established peer group over a three-year period. Notwithstanding that intention, for the second straight year, at the request of the CEO and named executive officers, the Compensation Committee and Board of Directors did not increase named executive officer base salaries. In February of 2020, the request and decision not to change executive officer base salaries was made based on market conditions (including declining light vehicle production) even prior to the material negative impacts of the COVID-19 pandemic and related shutdowns. In February of 2021, the request and decision not to change executive officer base salaries relates to the overall negative business environment caused by the COVID-19 pandemic. In light of the cost structure changes management made to deal with the same, the executive officers and the Board of Directors believe delaying base salary increases at this time is appropriate. In lieu thereof, the Board of Directors, based on a recommendation of the Compensation Committee, has provided the named executive officers additional potential upside under the Long-Term Plan as discussed below. As such, 2021 Base Salary for executive officers as approved by the Board of Directors is set forth below:

Executive Officer	Position	2019 Base Salary	2020 Base Salary	2021 Base Salary
Steve Downing	President and CEO	$750,000	$750,000	$750,000
Neil Boehm	VP, Engineering and CTO	$407,000	$407,000	$407,000
Kevin Nash	VP, Finance, CFO and Treasurer	$400,000	$400,000	$400,000
Matt Chiodo	VP, Sales	$380,000	$380,000	$380,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$350,000	$350,000	$350,000

Amended and Restated Annual Incentive Performance-Based Bonus Plan

The Board of Directors previously approved the Amended and Restated Annual Incentive Performance-Based Bonus Plan (the "Annual Plan") to further emphasize performance-based compensation. In lieu of participating in the profit-sharing bonus paid to all employees, the Annual Plan provides potential cash-based bonuses for officers based on the achievement of three key performance metrics: Revenue (33.33% weighting); Operating Income (33.33% weighting); and Earnings per Diluted Share (33.33% weighting). The Annual Plan covers certain officers, including named executive officers.

At the beginning of each year, the Compensation Committee reviews and approves a cash bonus target for each officer, as a percentage of base salary for the year. The CEO may earn from 0% - 200% of base salary. The non-CEO named executive officers may earn from 0% to 150% of their base salaries. All performance-related targets are set by, and achievement of targets are approved by, the Compensation Committee and/or the Board of Directors. Since Annual Plan bonuses are based on a percentage of base salary, each executive officers' potential for bonuses reflects the fact that there have been no base salary increases for three years.

For our executive officers, the 2021 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	50.0%	100.0%	200.0%
Neil Boehm	37.5%	75%	150%
Kevin Nash	37.5%	75%	150%
Matt Chiodo	37.5%	75%	150%
Scott Ryan	37.5%	75%	150%

No changes were made to the Annual Plan target opportunities for executive officers in 2021, as it is believed the target and maximum opportunity levels remain appropriate. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers to the extent the threshold, target, or maximum for a performance metric is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of the performance bonus. The Compensation Committee also has discretion to increase (or decrease) such performance-based bonuses using its judgment, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

Since its inception in 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%), since such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

In determining whether annual cash bonuses are paid under the Annual Plan, actual performance for the year is measured against specified target levels for each performance metric. Generally, the target for the three performance metrics reflects a level of performance, which at the time set would be anticipated to be challenging but achievable. The threshold level is set to be reflective of performance at which the Compensation Committee believed a portion of the award opportunity should be earned. The maximum level was set well above the target, requiring significant achievements and reflecting performance at which the Compensation Committee believed an additional 100% of the target award was warranted.
The above goals for setting target levels for each performance metric were affected because such target levels were established prior to the COVID-19 pandemic, which has had a significant negative impact on the macroeconomic environment and, in particular, on the Company's industries. The macroeconomic impact, including the impact on global light vehicle production, of the COVID-19 pandemic was entirely outside of the control of the officers of the Company. Had the very significant impact of the COVID-19 pandemic been known when targets for performance metrics were set under the Annual Plan, that knowledge would have directly informed such target setting. Revenue, Operating Income, and Earnings per Diluted Share are intended to measure performance and align with overall business strategy in normal times.

After performance targets had been set and then the impact of the COVID-19 pandemic became widespread, the Compensation Committee met later in 2020 and 2021 to consider not only the macroeconomic environment and industry conditions, (especially decreased global light vehicle production), but also management's response thereto. That response included initiating and executing structural cost reductions of approximately $35 million on an annualized basis, all implemented in 2020 so the full impact of the same will be fully realized in 2021 and beyond. The benefits of those actions have already been seen through the Company's entire income statement in the second half of 2021. Given the changes that occurred in 2020 were outside of the control of officers, the performance metrics meant to incentivize operational performance did not necessarily appropriately reflect this performance as intended by the Compensation Committee and the Board of Directors.

As such, in February of 2021, the Compensation Committee recommended to the Board of Directors, who subsequently approved (on February 18, 2021) a revision to pre-established targets under the Annual Plan for calendar year 2020, to ensure officers are properly acknowledged, recognized, rewarded, and, incentivized for operational performance and aligning the business with current realities and strategies for the benefit of all stakeholders. With that said, the Compensation Committee still desires performance-based compensation to be as objective as possible. As such, instead of using discretion with respect to adjusting targets for performance metrics under the Annual Plan, the Compensation Committee took into account the IHS Markit light vehicle production forecast estimates at the time the performance targets were set (which did not incorporate the full impact of the COVID-19 pandemic since that was unknown), versus the actual global light vehicle production for the same time period. This percentage of change was then applied against the original targets for performance metrics as disclosed below for the Annual Plan:

IHS Markit Light Vehicle Production Forecast:

Region	Actual 2020	Mid-January 2020 Forecast	Unit Change	% Change
North America	13.0	16.7	(3.7)	(22.2)%
Europe	16.6	20.7	(4.1)	(19.8)%
Japan/Korea	11.2	12.9	(1.7)	(13.2)%
China	23.6	24.5	(0.9)	(3.7)%
Other	10.1	13.8	(3.7)	(26.8)%
Total	74.5	88.6	(14.1)	(15.9)%

The Compensation Committee, before making any adjustments to targets for performance metrics, confirmed that threshold performance was in fact achieved for all performance metrics under the Annual Plan, notwithstanding relevant factors outside of management's control. Then, based on the 15.9% reduction from the IHS Markit mid-January 2020 global light vehicle production forecast for calendar year 2020 to actual global light vehicle production for calendar year 2020, the Compensation Committee and the Board adjusted the performance metrics for the Annual Plan as follows:

Annual Plan Performance Metrics:

Revenue	Threshold	Target	Maximum
Original	$1,554,207	$1,942,759	$2,331,311
COVID-19 related adjustment	$(247,176)	$(308,970)	$(370,765)
As Adjusted	$1,307,031	$1,633,789	$1,960,546
Percentage Change	(15.9)%	(15.9)%	(15.9)%

Operating Income	Threshold	Target	Maximum
Original	$409,970	$512,463	$614,956
COVID-19 related adjustment	$(65,200)	$(81,500)	$(97,801)
As Adjusted	$344,770	$430,963	$517,155
Percentage Change	(15.9)%	(15.9)%	(15.9)%

Earnings per Diluted Share	Threshold	Target	Maximum
Original	$1.44	$1.80	$2.16
COVID-19 related adjustment	$(0.23)	$(0.29)	$(0.35)
As Adjusted	$1.21	$1.51	$1.81
Percentage Change	(16.0)%	(16.1)%	(16.2)%

For 2020, target performance (along with thresholds, adjusted only for purposes of linear interpolation since all were exceeded in any event, and maximums) and actual results for the COVID-19 adjusted performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,307,031	$1,633,789	$1,960,547	$1,677,861
Operating Income	33.33%	$344,770	$430,963	$517,156	$411,995
Earnings per Diluted Share	33.33%	$1.208	$1.510	$1.812	$1.460
* amounts in thousands (000) except for per share amounts. Threshold, Target, and Maximum for Operating Income and Earnings per Diluted Share were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the COVID-19 adjustments to targets and performance of the named executive officers, the payments for 2020 under the Annual Plan are shown in the table below:

Executive Officer	2020 Annual Plan Performance Bonus	2020 Annual Plan Discretionary Bonus
Steve Downing	$748,370	$0
Neil Boehm	$304,587	$0
Kevin Nash	$299,348	$0
Matt Chiodo	$284,381	$0
Scott Ryan	$261,930	$0

These Annual Plan results appropriately reflect management's excellent work in addressing the COVID-19 pandemic, yet still align with comparable year-over-year bonuses paid generally to employees under the Company's profit-sharing plan. For 2021, the Compensation Committee has established thresholds, targets, and maximums for Revenue, Operating Income, and Earnings per Diluted Share (adjusted for the impact of tariffs) as the Annual Plan performance metrics.

2019 Omnibus Incentive Plan and Long-Term Incentive Program

The Company's 2019 Omnibus Incentive Plan ("OIP") has been approved by shareholders. Pursuant to the OIP, the Company implemented the Long-Term Incentive Plan (the "Long-Term Plan"). The Long-Term Plan provides officers, including our named executive officers, with incentive awards that serve an important role by balancing other applicable short-term goals with longer term shareholder value creation, while minimizing risk-taking behaviors that could negatively affect long-term results.

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board of Directors and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2021-2023 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2021-2023
Steve Downing	285%
Neil Boehm	185%
Kevin Nash	185%
Matt Chiodo	185%
Scott Ryan	185%

These Long-Term Plan Target Opportunity Percentages of Base Salary for 2021 - 2023 have increased from those applicable for 2020 - 2022 (which were 240% for Mr. Downing, 150% for Mr. Boehm, 140% for Mr. Nash, 130% for Mr. Chiodo and 125% for Mr. Ryan) in lieu of base salary increases as discussed above. Such changes are also appropriate in light of there being no changes to outstanding Long-Term Plan awards, though the Compensation Committee believes adjustments could be justified as a result of the impact of the COVID-19 pandemic in order to achieve the aims of the Long-Term Plan.
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

Performance Shares

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2021-2023) with a performance range that can result in PSAs of 0% for failure to achieve threshold, 50% of target for achieving threshold, to 200% of the target opportunity for achieving maximum.
EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2021 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2021 (Target) for 2021-2023
Steve Downing	42,762
Neil Boehm	15,063
Kevin Nash	14,804
Matt Chiodo	14,064
Scott Ryan	12,954
Restricted Stock Awards

The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2021, based on the target opportunities, for the executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2021 for 2021-2023
Steve Downing	18,327
Neil Boehm	6,456
Kevin Nash	6,345
Matt Chiodo	6,027
Scott Ryan	5,552

The Board of Directors approved and adopted the Israeli Appendix to the Company's shareholder approved 2019 Omnibus Incentive Plan on February 18, 2021 and the same is included as an exhibit hereto. The Israeli Appendix allows for effective and efficient granting of Awards (as defined in the 2019 Omnibus Incentive Plan) to Participants (as also defined in the 2019 Omnibus Incentive Plan) who are subject to taxation by the state of Israel. The Israeli Appendix does not expand the group of individuals eligible for Awards, but rather is intended to make Awards to those employed with the Company's wholly-owned subsidiary in Israel in a more tax efficient manner.

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

(a)1. Financial Statements. See Part II, Item 8.
2. Financial Statements Schedules. None required or not applicable.

3. Exhibits. See Exhibit Index on Page 74.

(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Leslie Brown	Director
Leslie Brown

/s/ Steven Downing	Director
Steven Downing

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ John Mulder	Director
John Mulder

/s/ Richard Schaum	Director
Richard Schaum

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ James Wallace	Director
James Wallace

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2021

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2020 AND 2019

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,371,036	$296,321,622
Short-term investments	27,164,369	140,384,053
Accounts receivable, net	284,925,335	235,410,326
Inventories, net	226,291,843	248,941,855
Prepaid expenses and other	17,577,981	29,319,036
Total current assets	979,330,564	950,376,892
PLANT AND EQUIPMENT:
Land, buildings and improvements	350,574,243	344,231,180
Machinery and equipment	857,583,647	843,439,691
Construction-in-process	49,048,555	39,456,490
Total Plant and Equipment	1,257,206,445	1,227,127,361
Less- Accumulated depreciation	(789,071,310)	(728,811,261)
Net Plant and Equipment	468,135,135	498,316,100
OTHER ASSETS:
Goodwill	311,922,787	307,365,845
Long-term investments	162,028,068	139,909,323
Intangible assets, net	249,748,127	250,375,000
Patents and other assets, net	26,776,489	22,460,033
Total Other Assets	750,475,471	720,110,201
TOTAL ASSETS	$2,197,941,170	$2,168,803,193
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$84,784,423	$97,553,917
Accrued liabilities:
Salaries, wages and vacation	18,557,799	16,385,833
Income taxes	3,790,219	24,952
Royalties	21,056,412	17,371,829
Dividends payable	29,243,144	28,896,914
Other	20,304,860	11,613,355
Total current liabilities	177,736,857	171,846,800

OTHER NON-CURRENT LIABILITIES	17,300,442	7,414,424

DEFERRED INCOME TAXES	38,960,743	51,454,149

TOTAL LIABILITIES	233,998,042	230,715,373

SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 243,692,869 and 251,277,515 shares issued and outstanding in 2020 and 2019 respectively.	14,621,572	15,076,651
Additional paid-in capital	852,771,508	807,928,139
Retained earnings	1,089,698,996	1,116,372,133
Accumulated other comprehensive income:
Unrealized gain on investments, net	6,082,007	1,095,486
Cumulative translation adjustment	769,045	(2,384,589)
Total shareholders’ investment	1,963,943,128	1,938,087,820
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,197,941,170	$2,168,803,193
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
NET SALES	$1,688,189,405	$1,858,897,406	$1,834,063,697

COST OF GOODS SOLD	1,082,745,885	1,170,589,437	1,143,597,005

Gross profit	605,443,520	688,307,969	690,466,692

OPERATING EXPENSES:
Engineering, research and development	115,935,047	114,687,309	107,134,862
Selling, general and administrative	89,952,381	85,083,056	75,206,283
Total operating expenses	205,887,428	199,770,365	182,341,145

Income from operations	399,556,092	488,537,604	508,125,547

OTHER INCOME:
Investment income	6,986,303	11,230,696	11,262,385
Other income, net	5,270,534	647,034	2,659,015
Total other income	12,256,837	11,877,730	13,921,400

Income before provision for income taxes	411,812,929	500,415,334	522,046,947

PROVISION FOR INCOME TAXES	64,249,308	75,731,395	84,163,850

NET INCOME	$347,563,621	$424,683,939	$437,883,097

EARNINGS PER SHARE(1):
Basic	$1.41	$1.67	$1.64
Diluted	$1.41	$1.66	$1.62

Cash Dividends Declared per Share	$0.480	$0.460	$0.440

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
Net income	$347,563,621	$424,683,939	$437,883,097

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	3,153,634	(709,702)	(2,319,917)
Unrealized gains on derivatives	—	—	98,767
Unrealized gains on available-for-sale securities, net	6,312,051	1,292,325	115,059

Other comprehensive income (loss), before tax	9,465,685	582,623	(2,106,091)

Expense for income taxes related to components of other comprehensive income (loss)	1,325,530	271,388	44,903

Other comprehensive income (loss), net of tax	8,140,155	311,235	(2,150,994)

Comprehensive income	$355,703,776	$424,995,174	$435,732,103

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2018	280,281,321	$16,816,879	$723,510,672	$1,301,997,327	$7,193,383	$2,049,518,261
Issuance of common stock from stock plan transactions	5,496,659	329,801	66,508,019	—	—	66,837,820
Repurchases of common stock	(26,449,367)	(1,586,963)	(63,000,528)	(526,990,360)	—	(591,577,851)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,305,981	—	—	18,305,981
Impact of ASU 2016-01 adoption				6,642,727	(6,642,727)	—
Dividends declared ($0.44 per share)	—	—	—	(117,064,654)	—	(117,064,654)
Net income	—	—	—	437,883,097	—	437,883,097
Other comprehensive income	—	—	—	—	(2,150,994)	(2,150,994)
BALANCE AS OF DECEMBER 31, 2018	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	5,724,840	343,490	77,477,661	—	—	77,821,151
Repurchases of common stock	(13,775,938)	(826,556)	(36,544,858)	(294,099,978)	—	(331,471,392)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,671,192	—	—	21,671,192
Dividends declared ($0.46 per share)	—	—	—	(116,679,965)	—	(116,679,965)
Net income	—	—	—	424,683,939	—	424,683,939
Other comprehensive (loss)	—	—	—	—	311,235	311,235
BALANCE AS OF DECEMBER 31, 2019	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	2,897,689	173,861	41,629,779	—	—	41,803,640
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(10,646,053)	(638,763)	(31,133,143)	(256,708,600)	—	(288,480,506)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	30,797,327	—	—	30,797,327
Dividends declared ($0.48 per share)	—	—	—	(117,528,158)	—	(117,528,158)
Net income	—	—	—	347,563,621	—	347,563,621
Other comprehensive income	—	—	—	—	8,140,155	8,140,155
BALANCE AS OF DECEMBER 31, 2020	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,563,621	$424,683,939	$437,883,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,739,900	104,702,974	102,186,814
Gain on disposal of assets	(311,510)	(155,150)	(577,200)
Loss on disposal of assets	162,553	588,941	108,927
Gain on sale of investments	(3,163,164)	(660,643)	(2,538,729)
Loss on sale of investments	1,064,508	176,360	532,494
Deferred income taxes	(15,419,722)	(3,358,537)	(4,414,739)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	30,797,327	21,671,192	18,305,981
Change in operating assets and liabilities:
Accounts receivable	(49,290,457)	(21,872,527)	17,583,989
Inventories	22,725,798	(23,660,256)	(8,516,016)
Prepaid expenses and other	10,493,993	(3,646,457)	(11,268,677)
Accounts payable	(12,854,038)	4,743,601	2,911,849
Accrued liabilities	27,982,962	2,753,427	220,856
Net cash flows from operating activities	464,491,771	505,966,864	552,418,646
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	24,455,695	57,139,135	55,248,551
Maturities and calls	142,547,368	125,013,589	181,892,136
Purchases	(73,719,189)	(153,257,603)	(332,106,362)
Plant and equipment additions	(51,706,541)	(84,580,255)	(85,990,570)
Proceeds from sale of plant and equipment	383,429	2,001,315	738,093
Acquisition of businesses, net of cash acquired	(11,216,927)	—	—
Increase in other assets	(4,327,398)	(3,027,263)	(5,603,042)
Net cash from (used for) investing activities	26,416,437	(56,711,082)	(185,821,194)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	75,000,000	—	—
Repayment of borrowings on Credit Agreement	(75,000,000)	—	(78,000,000)
Issuance of common stock from stock plan transactions	41,803,640	77,821,151	66,837,820
Cash dividends paid	(117,181,928)	(116,309,197)	(116,566,639)
Repurchases of common stock	(288,480,506)	(331,471,392)	(591,577,851)
Net cash used for financing activities	(363,858,794)	(369,959,438)	(719,306,670)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,049,414	79,296,344	(352,709,218)

CASH AND CASH EQUIVALENTS, Beginning of year	296,321,622	217,025,278	569,734,496

CASH AND CASH EQUIVALENTS, End of year	$423,371,036	$296,321,622	$217,025,278
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation, including its wholly-owned subsidiaries (the "Company"), is a leading supplier of digital vision, connected car, dimmable glass, and fire protection products. The Company’s largest business segment involves designing, developing, manufacturing, marketing, and supplying automatic-dimming rearview and non-dimming mirrors and various electronic modules for the automotive industry. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
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
Allowance For Doubtful Accounts

The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through on-going interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate and impact the COVID-19 pandemic has had on specific customers. Actual collections can differ, requiring adjustments to the allowances, but historically such adjustments have not been material.
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2020:
Allowance for Doubtful Accounts	$2,451,293	$1,000,000	$13,454	$3,464,747
Year Ended December 31, 2019:
Allowance for Doubtful Accounts	$2,746,647	$—	$(295,354)	$2,451,293
Year Ended December 31, 2018:
Allowance for Doubtful Accounts	$2,714,533	$—	$32,114	$2,746,647

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

The Company will also periodically make technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are held at cost. These technology investments totaled $4.0 million and $9.0 million as of December 31, 2020 and December 31, 2019, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet and are not included within the tables below. The $5.0 million decrease in the balance of these technology investments are a result of the acquisitions of the remaining equity of Vaporsens and Argil during the year. Refer to Note 12, "Acquisitions", for further information.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2020 and December 31, 2019:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$423,371,036	$423,371,036	$—	$—
Short-Term Investments:
Certificate of Deposit	1,516,693	1,516,693	—	—
Corporate Bonds	7,155,600	—	7,155,600	—
Government Securities	6,678,450	—	6,678,450	—
Municipal Bonds	10,284,765	—	10,284,765	—
Other	1,528,861	1,528,861	—	—
Long-Term Investments:
Asset-backed Securities	37,924,537	—	37,924,537	—
Certificate of Deposit	3,645,520	3,645,520	—	—
Corporate Bonds	9,024,035	—	9,024,035	—
Municipal Bonds	107,407,831	—	107,407,831	—
Total	$608,537,328	$430,062,110	$178,475,218	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	296,321,622	$296,321,622	$—	$—
Short-Term Investments:
Certificate of Deposit	50,099,795	50,099,795	—	—
Corporate Bonds	29,219,685	—	29,219,685	—
Government Securities	58,432,823	—	58,432,823	—
Other	2,631,750	2,631,750	—	—
Long-Term Investments:
Asset-backed Securities	25,791,029	—	25,791,029	—
Certificate of Deposit	3,557,798	3,557,798	—	—
Corporate Bonds	22,815,998	—	22,815,998	—
Government Securities	6,088,190	—	6,088,190	—
Municipal Bonds	72,638,690	—	72,638,690	—
Total	$567,597,380	$352,610,965	$214,986,415	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2020 and 2019:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2020	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,187	$14,506	$—	$1,516,693
Corporate Bonds	7,084,638	70,962	—	7,155,600
Government Securities	6,635,132	43,318	—	6,678,450
Municipal Bonds	10,160,376	124,389	—	10,284,765
Other	1,528,861	—	—	1,528,861
Long-Term Investments:
Asset-backed Securities	37,681,113	800,802	(557,378)	37,924,537
Certificate of Deposit	3,503,898	141,622	—	3,645,520
Corporate Bonds	8,595,020	429,015	—	9,024,035
Municipal Bonds	100,776,325	6,635,428	(3,922)	107,407,831
Total	$177,467,550	$8,260,042	$(561,300)	$185,166,292

	Unrealized
2019	Cost		Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$50,099,795		$—	$—	$50,099,795
Corporate Bonds	29,025,624		194,061	—	29,219,685
Governmental Securities	58,343,911		99,917	(11,005)	58,432,823
Other	2,631,750		—	—	2,631,750
Long-Term Investments:
Asset-backed Securities	25,971,156		—	(180,127)	25,791,029
Certificate of Deposit	3,500,000		58,808	(1,010)	3,557,798
Corporate Bonds	22,306,130		509,868	—	22,815,998
Governmental Securities	6,012,705	—	75,485	—	6,088,190
Municipal Bonds	71,997,996		1,036,116	(395,422)	72,638,690
Total	$269,889,067		$1,974,255	$(587,564)	$271,275,758

Unrealized losses on investments as of December 31, 2020 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$561,300	$12,317,187
Greater than one year	—	—
Total	$561,300	$12,317,187
Unrealized losses on investments as of December 31, 2019 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$587,564	$90,721,081
Greater than one year	—	—
Total	$587,564	$90,721,081
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2020 and 2019.
Fixed income securities as of December 31, 2020, have contractual maturities as follows:

Due within one year	$25,635,507
Due between one and five years	50,872,174
Due over five years	107,129,749
$183,637,430
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2020 and 2019.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or net realizable value. Inventories consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Raw materials	$151,688,455	$164,974,553
Work-in-process	32,791,675	33,069,255
Finished goods	41,811,713	50,898,047
Total Inventory	$226,291,843	$248,941,855

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $10.4 million and $7.6 million at December 31, 2020 and 2019, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $82.4 million, $82.3 million and $79.7 million in 2020, 2019 and 2018, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments, using either a qualitative approach or quantitative approach which utilizes a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform a step 1 test to determine the fair value of the reporting unit using an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting units carrying value over its fair value.

The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. Other than management's internal projections of future cash flows, the primary assumptions used in the step 1 impairment test is the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. There have been no impairment charges recorded currently or in prior periods in which goodwill existed.

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

During the current year, the Company acquired Indefinite lived in-process research and development ("IPR&D") intangible assets. These IPR&D assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense.

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2020.

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
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $2.0 million, $3.0 million and $2.5 million, in 2020, 2019 and 2018, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $22.6 million, $28.9 million and $28.9 million, in 2020, 2019 and 2018, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2020, 2019 and 2018. The Company does not offer extended warranties on its products.

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
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2020 was 2 years, with a weighted average discount rate of 1.2%. Future minimum lease payments for operating leases as of December 31, 2020 were as follows:

Year ending December 31,

2021	$1,666,680
2022	1,086,084
2023	447,583
2024	39,246
Thereafter	6,173
Total future minimum lease payments	$3,245,766
Less imputed interest	(25,303)
Total	$3,220,463

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2020	2019	2018
Basic Earnings Per Share
Net Income	$347,563,621	$424,683,939	$437,883,097
Less: Allocated to participating securities(1)	4,964,928	5,028,813	—
Net Income available to common shareholders	$342,598,693	$419,655,126	$437,883,097

Basic weighted average shares outstanding	242,599,923	251,766,382	267,794,786
Net Income per share - Basic	$1.41	$1.67	$1.64

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$342,598,693	$419,655,126	$437,883,097
Reallocation of undistributed earnings	14,232	21,104	21,007
Net Income available to common shareholders - Diluted	$342,612,925	$419,676,230	$437,904,104

Number of shares used in basic computation	242,599,923	251,766,382	267,794,786
Additional weighted average dilutive common stock equivalents	1,082,069	1,506,608	2,082,563
Diluted weighted average shares outstanding	243,681,992	253,272,990	269,877,349

Net income per share - Diluted	$1.41	$1.66	$1.62
(1)While there were participating securities in 2018, they did not have a material impact on the two-class EPS calculation. Net income allocated to participating securities in 2018 was $3,836,536.
For the years ended December 31, 2020, 2019 and 2018, 403,071 shares, 247,855 shares, and 698,019 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5 to the Consolidated Financial Statements, the Company provides compensation benefits under an omnibus incentive plan, two other stock option plans, another restricted stock plan, and an employee stock purchase plan. The Company utilizes the Black-Scholes model to estimate the value of the stock options, which requires the input of assumptions. These assumptions include estimating (a) the length of time employees will retain their vested

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated condensed statements of operations.
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

(2)DEBT AND FINANCING ARRANGEMENTS

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

During the first quarter of 2020, the Company had a draw-down of $75 million on the Company's Revolver, of which $50 million was paid off during the third quarter and the remaining $25 million was paid off during the fourth quarter.

During the year ended December 31, 2020, interest expense was $0.6 million, which was recorded with the "Other income, net" section of the Consolidated Statements of Income. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2020 and 2019, there were no outstanding balances on the Revolver. The Revolver expires on October 15, 2023.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2020, the Company was in compliance with its covenants under the Credit Agreement.

(3)INCOME TAXES
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
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2020, 2019 and 2018. The components of the provision for income taxes are as follows:

	2020	2019	2018
Currently payable:
Federal	$67,606,617	$73,563,685	$83,010,387
State	10,180,218	3,765,929	3,743,781
Foreign	1,882,195	1,468,018	1,776,837
Total	79,669,030	78,797,632	88,531,005
Deferred income tax benefit:
Primarily federal	(15,419,722)	(3,066,237)	(4,367,155)
Provision for income taxes	$64,249,308	$75,731,395	$84,163,850
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.1	0.6	0.6
Research tax credit	(1.4)	(1.1)	(0.8)
(Decrease) Increase in reserve for uncertain tax provisions	(0.1)	0.3	0.1
Change in tax rate on deferred taxes	—	—	0.5
Foreign tax credit	(0.1)	(0.1)	(0.1)
Foreign derived intangible income deduction	(5.2)	(4.8)	(4.6)
Stock compensation	(1.0)	(1.1)	(1.0)
Other	0.3	0.3	0.4
Effective income tax rate	15.6%	15.1%	16.1%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2020 and 2019, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued

	December 31,
	2020	2019
Assets:
Accruals not currently deductible	$13,135,048	$6,478,146
Stock based compensation	11,983,900	9,100,745
Other	1,163,204	66,830
Total deferred income tax assets	$26,282,152	$15,645,721
Liabilities:
Excess tax over book depreciation	$(16,606,068)	$(30,725,471)
Goodwill	(33,427,901)	(27,799,640)
Intangible assets	(11,237,588)	(6,171,628)
Other	(3,971,338)	(2,403,131)
Total deferred income tax liability	$(65,242,895)	$(67,099,870)
Net deferred income taxes	$(38,960,743)	$(51,454,149)
Income taxes paid in cash were approximately $61.9 million, $74.9 million and $86.9 million in 2020, 2019 and 2018, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019	2018
Beginning of year	$6,392,000	$4,678,000	$4,435,000
Additions based on tax positions related to the current year	918,000	1,695,000	1,677,000
Additions for tax positions in prior years	770,000	657,000	283,000
Reductions for tax positions in prior years	(2,907,000)	(38,000)	(163,000)
Reductions as a result of completed audit examinations	—	—	(1,554,000)
Reductions as a result of a lapse of the applicable statute of limitations	(309,000)	(600,000)	—
End of year	$4,864,000	$6,392,000	$4,678,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $577,000, $574,000, and $315,000 for interest as of December 31, 2020, 2019, and 2018, respectively. Interest expensed during 2020, 2019 and 2018 was not considered significant.
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
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2020, 2019 and 2018 the

Company’s contributions were approximately $8.9 million, $8.7 million and $8.2 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)STOCK-BASED COMPENSATION PLANS

At December 31, 2020, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

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

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2020, 9,868,580 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 2,212,301 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,778,967 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2020. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2020	2019	2018
Dividend yield (1)	2.0%	2.0%	2.1%
Expected volatility (2)	27.5%	23.9%	26.0%
Risk-free interest rate (3)	0.3%	1.8%	2.7%
Expected term of options (in years) (4)	4.2	4.2	4.2
Weighted-average grant-date fair value	$5	$4	$5
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
As of December 31, 2020, there was $7,220,109 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
period of 2.05 years. Stock option expense for the years ended December 31, 2020, 2019 and 2018 was $4,935,527, $6,345,147, and $8,582,489 respectively.
A summary of the status of the Company’s stock option plans at December 31, 2020, 2019 and 2018, and changes during the same periods are presented in the tables below.

	2020
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	5,435	$20
Granted	1,571	26
Exercised	(2,077)	18		$23,861
Forfeited	(396)	22
Outstanding at End of Year	4,533	23	3.4 years	$48,501
Exercisable at End of Year	1,358	$20	2.3 years	$18,334

	2019
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	8,944	$18
Granted	1,049	25
Exercised	(4,402)	16		$36,294
Forfeited	(156)	20
Outstanding at End of Year	5,435	20	3.1 years	$47,170
Exercisable at End of Year	1,859	$18	2.2 years	$20,484

	2018
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	11,837	$16
Granted	1,613	22
Exercised	(4,278)	15		$38,097
Forfeited	(228)	18
Outstanding at End of Year	8,944	18	2.8 years	$24,881
Exercisable at End of Year	4,101	$16	1.7 years	$16,162

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2020, 2019, and 2018, are presented in the table below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2020		2019		2018
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	3,575	$4	4,842	$4	6,540	$4
Granted	1,571	5	1,049	4	1,613	5
Vested	(1,585)	4	(2,165)	4	(3,089)	4
Forfeited	(386)	4	(151)	4	(222)	4
Nonvested Stock Options at End of Year	3,175	$5	3,575	$4	4,842	$4

    Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 1,603,118 shares under the 2019 Omnibus Plan and 5,688,309 shares under the prior plan (prior to its replacement) as of December 31, 2020, and has 3,598,778 shares outstanding under such plans.

	2020		2019		2018
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	42,074	22.16 - 26.94	39,627	$22.19	—	$—
2 Year	21,669	23.88 - 26.94	—	—	—	—
3 Years	119,504	23.88 - 31.08	64,718	20.40	—	—
4 Years	479,346	20.68 - 28.98	773,698	20.68 - 28.98	762,749	20.21 - 23.14
5 Years	170,355	20.68 - 28.98	254,988	20.68 - 28.98	279,420	20.21 - 23.14
	832,948	$20.68 - 31.08	1,133,031	$20.40 - 28.98	1,042,169	$20.21 - 23.14
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2020, 2019, and 2018, are presented in the table below:

	2020	2019	2018
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,315	2,638	2,019
Granted	833	1,133	1,042
Vested	(303)	(361)	(321)
Forfeited	(246)	(95)	(102)
Nonvested, End of Year	3,599	3,315	2,638
As of December 31, 2020, there was unearned stock-based compensation of $39,291,347 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense of restricted stock for the years ended December 31, 2020, 2019 and 2018 was $20,675,447, $13,770,917, and $8,841,985 respectively.

Performance Shares

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2020, the Company had unearned stock-based compensation of $6,062,139 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants for the years ended December 31, 2020 and 2019 was $4,424,678, and $897,136, respectively. No amortization expense for performance share grants was incurred in 2018, as no such awards were issued or outstanding.
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at the date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2020, 2019 and 2018:

Plan	2020	2019	2018	Cumulative Shares Issued	Weighted Average Fair Value 2020
2013 Employee Stock Purchase Plan	208,273	173,013	177,846	1,354,129	$21.38

(6)CONTINGENCIES
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

(7)SEGMENT REPORTING
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

	2020	2019	2018
Revenue:
Automotive Products
United States	$519,337,271	$569,939,756	$583,672,971
Germany	228,652,827	296,276,971	333,002,878
Japan	216,100,530	225,577,146	209,311,790
Mexico	127,157,684	160,967,900	106,111,515
Other Countries	556,949,831	557,775,114	559,099,142
Other	39,991,262	48,360,519	42,865,401
Total	$1,688,189,405	$1,858,897,406	$1,834,063,697
Income (Loss) from Operations:
Automotive Products	$393,979,860	$473,546,112	$495,471,799
Other	5,576,232	14,991,492	12,653,748
Total	$399,556,092	$488,537,604	$508,125,547
Assets:
Automotive Products	$1,436,374,596	$1,463,030,286	$1,449,910,935
Other	33,317,668	16,000,669	14,333,098
Corporate	728,248,906	689,772,238	621,190,035
Total	$2,197,941,170	$2,168,803,193	$2,085,434,068
Depreciation & Amortization:
Automotive Products	$97,530,191	$97,520,972	$97,279,052
Other	689,894	481,861	422,844
Corporate	6,519,815	6,700,141	4,484,918
Total	$104,739,900	$104,702,974	$102,186,814
Capital Expenditures:
Automotive Products	$34,926,686	$63,537,512	$84,337,455
Other	1,470,705	1,704,045	1,447,494
Corporate	15,309,150	19,338,698	205,621
Total	$51,706,541	$84,580,255	$85,990,570
Other includes Dimmable Aircraft Windows, Fire Protection Products, and Nanofiber. Major product line revenues included within the Automotive Products segment are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

	2020	2019	2018
Automotive Products
Automotive Mirrors	$1,520,628,604	$1,638,600,272	$1,598,589,777
HomeLink® Modules*	127,569,539	171,936,615	192,608,519
Total Automotive Products	$1,648,198,143	$1,810,536,887	$1,791,198,296

Other Products Revenue	$39,991,262	$48,360,519	$42,865,401

Total Revenue	$1,688,189,405	$1,858,897,406	$1,834,063,697
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
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2020, 2019 and 2018, approximately 7%, 7% and 8% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2020, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors	Daimler Group
2020	14%	14%	12%	#
2019	13%	14%	11%	#
2018	13%	15%	#	10%
# - Less than 10 percent.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	First		Second		Third		Fourth
	2020	2019	2020	2019	2020	2019	2020	2019
Net Sales	$453,762	$468,589	$229,926	$468,711	$474,639	$477,761	$529,864	$443,836
Gross Profit	156,587	169,645	43,945	176,538	188,237	180,321	216,675	161,805
Operating Income (Loss)	105,027	121,596	(6,738)	127,905	138,853	128,136	162,414	110,901
Net Income (Loss)	89,506	104,280	(2,374)	108,959	117,093	111,898	143,339	99,547
Earnings (Loss) Per Share (Basic)(1)	$0.36	$0.40	$(0.01)	$0.42	$0.48	$0.44	$0.59	$0.39
Earnings (Loss) Per Share (Diluted)(1)	$0.36	$0.40	$(0.01)	$0.42	$0.48	$0.44	$0.58	$0.39
(1)Basic and diluted earnings (loss) per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basis and diluted earnings per share.

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

	For the Twelve Months ended December 31,
	2020	2019	2018
Foreign currency translation adjustments:
Balance at beginning of period	$(2,384,589)	$(1,674,887)	$645,030
Other comprehensive income (loss) before reclassifications	3,153,634	(709,702)	(2,319,917)
Net current-period change	3,153,634	(709,702)	(2,319,917)
Balance at end of period	769,045	(2,384,589)	(1,674,887)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	1,095,486	74,549	6,626,379
ASU 2016-01 adoption impact	—	—	(6,642,727)
Other comprehensive income before reclassifications	6,644,459	1,403,521	1,675,823
Amounts reclassified from accumulated other comprehensive income	(1,657,938)	(382,584)	(1,584,926)
Net current-period change	4,986,521	1,020,937	(6,551,830)
Balance at end of period	6,082,007	1,095,486	74,549
Unrealized gains (losses) on derivatives:
Balance at beginning of period	—	—	(78,026)
Other comprehensive income before reclassifications	—	—	175,308
Amounts reclassified from accumulated other comprehensive income	—	—	(97,282)
Net current-period change	—	—	78,026
Balance at end of period	—	—	—

Accumulated other comprehensive (loss) income, end of period	$6,851,052	$(1,289,103)	$(1,600,338)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents details of reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2020, 2019 and 2018:

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Twelve Months ended December 31,
	2020	2019	2018
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$2,098,656	$484,283	$2,006,235	Other income, net
Provision for income taxes	(440,718)	(101,699)	(421,309)	Provision for Income Taxes
Total reclassifications for the period	$1,657,938	$382,584	$1,584,926	Net of tax

Unrealized gains (losses) on derivatives
Realized loss on interest rate swap	$—	$—	$123,142	Other income, net
Provision for income taxes	—	—	(25,860)	Provision for Income Taxes
	$—	$—	$97,282	Net of tax

Total reclassifications for the period	$1,657,938	$382,584	$1,682,208	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of $307.4 million related to the HomeLink® acquisition, which occurred in September 2013. The Company also recorded an additional $3.7 million in Goodwill as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020, and an additional $0.9 million in Goodwill as part of the acquisition of Argil, Inc. ("Argil") during the fourth quarter of 2020. Refer to Note 12, "Acquisitions", for further information on these acquisitions. The carrying value of Goodwill as of December 31, 2020 and December 31, 2019 was $311.9 million and $307.4 million, respectively, as set forth in the table below.

Carrying Amount
Balance as of December 31, 2019	$307,365,845
Acquisitions	4,556,942
Divestitures	—
Impairments	—
Other	—
Balance as of December 31, 2020	$311,922,787

The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has not recognized any impairment of goodwill in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such events or circumstances, including the COVID-19 pandemic, that might negatively impact the key assumptions were observed in 2020 and, as such, nothing indicated the need for interim impairment testing.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2020 and December 31, 2019.

As of December 31, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(108,750,000)	$71,250,000	12 years
Existing Customer Platforms	43,000,000	(31,175,000)	$11,825,000	10 years
Exclusive Licensing Agreement	96,000,000	—	$96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	$11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	$6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,394,995	—	$1,394,995	Indefinite
Total other identifiable intangible assets	$389,673,127	$(139,925,000)	$249,748,127

As of December 31, 2019:

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

Accumulated amortization on patents and intangible assets was approximately $164.5 million and $143.1 million at December 31, 2020 and 2019, respectively. Amortization expense on patents and other intangible assets was approximately $22.4 million, $22.4 million, and $22.5 million in calendar years 2020, 2019 and 2018, respectively. At December 31, 2020, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets for each of the years ended December 31, 2021 and 2022 to be approximately $22 million annually, approximately $19 million for the year ended December 31, 2023, approximately $16 million for the year ended December 31, 2024, and approximately $12 million for the year ended December 31, 2025.

(11)    REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the twelve month periods ended December 31, 2020, 2019, and 2018:

	For the Twelve Months ended December 31,
Revenue	2020	2019	2018
Automotive Products
U.S.	$519,337,271	$569,939,756	$583,672,971
Germany	228,652,827	296,276,971	333,002,878
Japan	216,100,530	225,577,146	209,311,790
Mexico	127,157,684	160,967,900	106,111,515
Other	556,949,831	557,775,114	559,099,142
Total Automotive Products	$1,648,198,143	$1,810,536,887	$1,791,198,296
Other Products (U.S.)	39,991,262	48,360,519	42,865,401
Total Revenue	$1,688,189,405	$1,858,897,406	$1,834,063,697

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s Automotive and Other revenue by major source for the twelve month periods ended December 31, 2020 and 2019:

	For the Twelve Months Ended December 31,
Revenue	2020	2019
Automotive Segment
Automotive Mirrors & Electronics	$1,520,628,604	$1,638,600,272
HomeLink Modules*	127,569,539	171,936,615
Total Automotive Products	$1,648,198,143	$1,810,536,887

Other Segment
Fire Protection Products	$22,716,985	$23,740,261
Windows Products	17,274,277	24,620,258
Total Other	$39,991,262	$48,360,519

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

Nanofiber

The Company acquired Vaporsens in early 2020, which specializes in nanofiber chemical sensing research and development. Vaporsens is primarily involved with research and development of technology related to nanofibers sensing a variety of chemicals and/or compounds. No revenue was recognized related to Nanofiber during 2020. Refer to Note 12, "Acquisitions", for further information.

(12)    ACQUISITIONS

On April 3, 2020, the Company acquired Vaporsens for $10.6 million in a stock purchase deal, which was in addition to the previous $3.0 million equity investment by the Company in Vaporsens. The Company funded the acquisition with $7.1 million in cash payments, with the remaining $3.5 million of consideration paid with common stock of the Company. Vaporsens specializes in nanofiber chemical sensing research and development, which the Company anticipates using to complement and expand its product offerings. Vaporsens is now a 100% owned subsidiary of the Company, and has been classified within the “Other” segment.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Vaporsens which were included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2020.

The valuation process was completed during the fourth quarter of 2020. The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of April 3, 2020:

Fair Value
Current Assets	$435,722
Personal Property	562,840
Technology Licenses	245,335
In-Process R&D	11,000,000
Goodwill	3,664,704
Total Assets Acquired	15,908,601
Current Liabilities	255,522
Deferred Tax Liability	2,034,079
Total Liabilities Assumed	2,289,601
Net Assets Acquired	$13,619,000

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

Air-Craftglass is now a 100% owned subsidiary of the Company, and will be classified within the “Other” segment. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Air-Craftglass which were included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2020.

On December 14, 2020, the Company acquired Argil for $3.7 million in a stock purchase deal, which was in addition to the previous $4.2 million equity investment by the Company in Argil. The Company funded the acquisition with a cash payment from cash on hand. Argil specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2021.

Argil is now a 100% owned subsidiary of the Company, and has been classified within the “Automotive” segment. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combinations. There were no revenues of the business of Argil which were included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2020.

Through December 31, 2020, the Company has incurred acquisition-related costs of approximately $650,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

(13)    SUBSEQUENT EVENT

On January 6, 2021, the Company entered into an agreement and plan of merger to acquire Guardian Optical Technologies ("Guardian") for approximately $12.0 million. Guardian is an Israeli research and development company that specializes in in-cabin sensing technologies for the automotive industry. The proposed transaction is expected to close in the first quarter of 2021, subject to customary closing conditions, including regulatory approval of the Israeli government.

The Company is in the process of gathering relevant information needed to complete the initial accounting of the acquisition and is currently evaluating the financial statement impacts of the transaction.

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

4.2
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, was filed as Exhibit 4.2 of the Registrant's Form 10-K for the year ended December 31, 2019 with the Commission on February 26, 2020 and the same is incorporated herein by reference.

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

*10.16
Credit Agreement by Gentex Corporation as the Borrower, the Guarantors from Time to Time Party Hereto, and the Lenders Party Hereto, and PNC, National Association as Administrative Agent, dated as of October 15, 2018, filed as Exhibit 10.1 to Registrants report on Form 8-K filed October 18, 2018, and the same is incorporated herein by reference.

*10.17	Gentex Corporation 2019 Omnibus Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.18	Israeli Appendix to the Gentex Corporation 2019 Omnibus Incentive Plan filed as an exhibit to Registrant's Form 10-K dated February 22, 2021

*10.19	Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.20	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2019.

*10.21	Specimen form of Restricted Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22,2019.

*10.22
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

*10.24
Specimen Form of Gentex Corporation Non-Employee Director Restricted Stock Agreement was filed as an exhibit to Registrant's Report on Form 10-Q dated November 1, 2019, and is hereby incorporated herein by reference.

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