Form 10-Q
period 2021-03-31
GENTEX CORP
filed 2021-05-06
CIK 355811

XBRL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 23, 2021
Common Stock, $.06 Par Value	241,537,423

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2021
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 and December 31, 2020

	March 31, 2021 (Unaudited)	December 31, 2020 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$455,940,751	$423,371,036
Short-term investments	25,944,114	27,164,369
Accounts receivable, net	277,676,643	284,925,335
Inventories	233,060,307	226,291,843
Prepaid expenses and other	17,893,732	17,577,981
Total current assets	1,010,515,547	979,330,564

PLANT AND EQUIPMENT—NET	460,593,013	468,135,135

OTHER ASSETS
Goodwill	314,681,508	311,922,787
Long-term investments	172,934,410	162,028,068
Intangible assets, net	256,911,809	249,748,127
Patents and other assets, net	26,809,257	26,776,489
Total other assets	771,336,984	750,475,471
Total assets	$2,242,445,544	$2,197,941,170

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$107,061,936	$84,784,423
Current portion of long-term debt	—	—
Accrued liabilities	116,168,057	92,952,434
Total current liabilities	223,229,993	177,736,857

OTHER NON-CURRENT LIABILITIES	18,059,874	17,300,442

DEFERRED INCOME TAXES	40,174,963	38,960,743

Total liabilities	281,464,830	233,998,042

SHAREHOLDERS’ INVESTMENT
Common stock	14,492,329	14,621,572
Additional paid-in capital	859,355,232	852,771,508
Retained earnings	1,085,178,486	1,089,698,996
Accumulated other comprehensive income (loss)	1,954,667	6,851,052
Total shareholders’ investment	1,960,980,714	1,963,943,128
Total liabilities and shareholders’ investment	$2,242,445,544	$2,197,941,170

Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
NET SALES	$483,724,839	$453,761,726

COST OF GOODS SOLD	300,424,671	297,174,245
Gross profit	183,300,168	156,587,481

OPERATING EXPENSES:
Engineering, research and development	27,652,081	29,615,422
Selling, general & administrative	21,914,386	21,944,892
Total operating expenses	49,566,467	51,560,314

Income from operations	133,733,701	105,027,167

OTHER INCOME
Investment income	1,023,410	2,446,649
Other income, net	509,625	(199,167)
Total other income	1,533,035	2,247,482

INCOME BEFORE PROVISION FOR INCOME TAXES	135,266,736	107,274,649

PROVISION FOR INCOME TAXES	21,815,866	17,768,848

NET INCOME	$113,450,870	$89,505,801

EARNINGS PER SHARE: (1)
Basic	$0.47	$0.36
Diluted	$0.46	$0.36

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Net income	$113,450,870	$89,505,801

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(852,412)	(692,090)
Unrealized (losses) gains on debt securities, net	(5,118,953)	2,779,730

Other comprehensive income (loss), before tax	(5,971,365)	2,087,640

Income tax impact related to components of other comprehensive income (loss)	(1,074,980)	583,743

Other comprehensive income (loss), net of tax	(4,896,385)	1,503,897

Comprehensive income	$108,554,485	$91,009,698

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	601,020	36,061	9,229,779	—	—	9,265,840
Repurchases of common stock	(2,755,065)	(165,304)	(8,540,700)	(88,986,759)	—	(97,692,763)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,894,645	—	—	5,894,645
Dividends declared ($0.12 per share)	—	—	—	(28,984,621)	—	(28,984,621)
Net income	—	—	—	113,450,870	—	113,450,870
Other comprehensive loss	—	—	—	—	(4,896,385)	(4,896,385)
BALANCE AS OF MARCH 31, 2021	241,538,824	$14,492,329	$859,355,232	$1,085,178,486	$1,954,667	$1,960,980,714

BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	607,175	36,431	7,319,057	—	—	7,355,488
Repurchases of common stock	(7,019,032)	(421,143)	(20,214,812)	(158,183,629)	—	(178,819,584)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,356,070	—	—	6,356,070
Dividends declared ($0.12 per share)	—	—	—	(29,383,859)	—	(29,383,859)
Net income	—	—	—	89,505,801	—	89,505,801
Other comprehensive income	—	—	—	—	1,503,897	1,503,897
BALANCE AS OF MARCH 31, 2020	244,865,658	$14,691,939	$801,388,454	$1,018,310,446	$214,794	$1,834,605,633

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,450,870	$89,505,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,599,131	26,295,146
(Gain) on disposal of assets	(2,391)	(151,910)
Loss on disposal of assets	131,490	54,279
(Gain) on sale of investments	(486,433)	(42,461)
Loss on sale of investments	41,681	5,487
Change in deferred income taxes	(1,544,501)	(1,589,855)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	5,894,645	6,356,070
Change in operating assets and liabilities:
Accounts receivable, net	7,253,692	1,832,201
Inventories	(6,768,464)	(2,064,558)
Prepaid expenses and other	768,229	12,779,046
Accounts payable	22,277,513	2,545,274
Accrued liabilities, excluding dividends declared and short-term debt	24,233,539	15,755,950
Net cash provided by operating activities	190,849,001	151,280,470

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	15,019,323	3,124,008
Maturities and calls	2,000,000	19,720,000
Purchases	(31,379,609)	(48,606,718)
Plant and equipment additions	(12,599,388)	(15,574,443)
Proceeds from sale of plant and equipment	17,744	165,533
Acquisition of businesses, net of cash acquired	(12,023,440)	—
Increase in other assets	(1,643,884)	(2,544,554)
Net cash (used for) investing activities	(40,609,254)	(43,716,174)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	75,000,000
Issuance of common stock from stock plan transactions	9,265,840	7,355,488
Cash dividends paid	(29,243,108)	(28,896,894)
Repurchases of common stock	(97,692,763)	(178,819,584)
Net cash (used for) financing activities	(117,670,032)	(125,360,990)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,569,715	(17,796,694)

CASH AND CASH EQUIVALENTS, beginning of period	423,371,036	296,321,622

CASH AND CASH EQUIVALENTS, end of period	$455,940,751	$278,524,928

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2020 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition in 2013 and recorded an additional $3.7 million in Goodwill as part of the acquisition of Vaporsens that occurred in the second quarter of 2020 and an additional $0.9 million in Goodwill as a part of the acquisition of Argil, Inc. ("Argil") during the fourth quarter of 2020. The Company also recorded an additional $2.8 million in Goodwill as a part of the acquisition of Guardian that occurred in the first quarter of 2021. The carrying value of Goodwill as of March 31, 2021 and December 31, 2020 was $314.7 million and $311.9 million, respectively.

Carrying Amount
Balance as of December 31, 2020	$311,922,787
Acquisitions	2,758,721
Divestitures	—
Impairments	—
Other	—
Balance as of March 31, 2021	$314,681,508

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

The Company also acquired In-Process Research & Development as part of the acquisition of Vaporsens that occurred in the second quarter of 2020, the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020, and the acquisition of Argil in the fourth quarter of 2020, each of which has been previously disclosed. The Company also acquired Guardian in the first quarter of 2021. See Note 15 for more information on the Guardian transaction.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,906,267	$(25,116,962)	$13,789,305	Various
Vaporsens Technology Licenses	$315,425	$(54,062)	$261,363	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(112,500,000)	67,500,000	12 years
Existing Customer Platforms	43,000,000	(32,250,000)	10,750,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In- Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,389,237	—	1,389,237	Indefinite
Guardian In-Process R&D	11,994,440	—	11,994,440	Indefinite

Total Other Intangible Assets	$401,661,809	$(144,750,000)	$256,911,809

Total Patents & Other Intangible Assets	$440,883,501	$(169,921,024)	$270,962,477

As of December 31, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,625,292	$(24,528,853)	$14,096,439	Various
Vaporsens Technology Licenses	$300,985	$(38,856)	$262,129	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(108,750,000)	71,250,000	12 years
Existing Customer Platforms	43,000,000	(31,175,000)	11,825,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	$—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	$—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,394,995	$—	1,394,995	Indefinite
Total Other Intangible Assets	$389,673,127	$(139,925,000)	$249,748,127

Total Patents & Other Intangible Assets	$428,298,419	$(164,453,853)	$263,844,566

Amortization expense on patents and intangible assets was approximately $5.6 million during the three months ended March 31, 2021, compared to approximately $5.6 million for the same period ended March 31, 2020, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ending December 31, 2021 and 2022 to be approximately $22 million annually, for the year

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ending December 31, 2023 to be approximately $19 million, for the year ending December 31, 2024 to be approximately $16 million, and for the year ending December 31, 2025 to be approximately $12 million.

(3)    Investments
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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, such equity investments are held at cost. These technology investments totaled approximately $4.0 million as of March 31, 2021 and December 31, 2020. These investments are classified within Long-Term Investments in the consolidated balance sheets.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2021 and December 31, 2020:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$455,940,751	$455,940,751	$—	$—
Short-Term Investments:
Certificate of Deposit	2,519,358	2,519,358	—	—
Corporate Bonds	5,065,020	—	5,065,020	—
Government Securities	6,641,463	—	6,641,463	—
Municipal Bonds	10,192,907	—	10,192,907	—
Other	1,525,366	1,525,366	—	—
Long-Term Investments:
Asset Backed Securities	26,720,719	—	26,720,719	—
Certificate of Deposit	2,613,503	2,613,503	—	—
Corporate Bonds	20,105,773	—	20,105,773	—
Government Securities	12,909,523	—	12,909,523	—
Municipal Bonds	106,540,254	—	106,540,254	—
Total	$650,774,637	$462,598,978	$188,175,659	$—

As of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$423,371,036	$423,371,036	$—	$—
Short-Term Investments:
Certificate of Deposit	1,516,693	1,516,693	—	—
Corporate Bonds	7,155,600	—	7,155,600	—
Government Securities	6,678,450	—	6,678,450	—
Municipal Bonds	10,284,765	—	10,284,765	—
Other	1,528,861	1,528,861	—	—
Long-Term Investments:
Asset-backed Securities	37,924,537	—	37,924,537	—
Certificate of Deposit	3,645,520	3,645,520		—
Corporate Bonds	9,024,035	—	9,024,035	—
Municipal Bonds	107,407,831	—	107,407,831	—
Total	$608,537,328	$430,062,110	$178,475,218	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2021 and December 31, 2020:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$2,502,868	$17,097	$(607)	$2,519,358
Corporate Bonds	5,052,118	12,902	—	5,065,020
Government Securities	6,634,876	6,587	—	6,641,463
Municipal Bonds	10,119,894	73,013	—	10,192,907
Other	1,525,366	—	—	1,525,366
Long-Term Investments:
Asset Backed Securities	27,213,749	69,001	(562,031)	26,720,719
Certificate of Deposit	2,502,813	110,690	—	2,613,503
Corporate Bonds	20,001,918	298,615	(194,760)	20,105,773
Government Securities	13,107,074	—	(197,551)	12,909,523
Municipal Bonds	103,593,419	3,579,244	(632,409)	106,540,254
Total	$192,254,095	$4,167,149	$(1,587,358)	$194,833,886

As of December 31, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,187	$14,506	$—	$1,516,693
Corporate Bonds	7,084,638	70,962	—	7,155,600
Government Securities	6,635,132	43,318	—	6,678,450
Municipal Bonds	10,160,376	124,389	—	10,284,765
Other	1,528,861	—	—	1,528,861
Long-Term Investments:
Asset-backed Securities	37,681,113	800,802	(557,378)	37,924,537
Certificate of Deposit	3,503,898	141,622	—	3,645,520
Corporate Bonds	8,595,020	429,015	—	9,024,035
Municipal Bonds	100,776,325	6,635,428	(3,922)	107,407,831
Total	$177,467,550	$8,260,042	$(561,300)	$185,166,292

Unrealized losses on investments as of March 31, 2021, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$1,176,276	$56,463,167
Loss duration of greater than one year	411,082	1,958,502
Total	$1,587,358	$58,421,669

Unrealized losses on investments as of December 31, 2020, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$561,300	$12,317,187
Loss duration of greater than one year	—	—
Total	$561,300	$12,317,187

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

Fixed income securities as of March 31, 2021 have contractual maturities as follows:

Due within one year	$24,418,748
Due between one and five years	39,844,725
Due over five years	129,045,047
$193,308,520

4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2021	December 31, 2020
Raw materials	$160,099,367	$151,688,455
Work-in-process	30,301,068	32,791,675
Finished goods	42,659,872	41,811,713
Total Inventory	$233,060,307	$226,291,843

(5)    Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2021 and March 31, 2020:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Basic Earnings Per Share
Net Income	$113,450,870	$89,505,801
Less: Dividends and undistributed earnings allocated to participating securities	1,671,188	1,221,016
Net Income available to common shareholders	$111,779,682	$88,284,785

Basic weighted average shares outstanding	239,559,370	246,309,869
Net Income per share - Basic	$0.47	$0.36

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$111,779,682	$88,284,785
Reallocation of undistributed earnings	10,883	4,184
Net Income available to common shareholders - Diluted	$111,790,565	$88,288,969

Number of shares used in basic computation	239,559,370	246,309,869
Additional weighted average dilutive common stock equivalents	2,133,781	1,306,574
Diluted weighted average shares outstanding	241,693,151	247,616,443

Net Income per share - Diluted	$0.46	$0.36

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	271,383	177,966

(6)    Stock-Based Compensation Plans
As of March 31, 2021, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2020, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $5,894,645 for three months ended March 31, 2021. The Company recognized compensation expense for share-based payments of $6,356,070 for the three months ended March 31, 2020. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of March 31, 2021, 11,238,857 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of March 31, 2021, there was $7,524,575 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2021	2020
Dividend Yield (1)	1.90%	2.00%
Expected volatility (2)	27.85%	26.52%
Risk-free interest rate (3)	0.92%	0.37%
Expected term of options (years) (4)	4.14	4.16
Weighted-avg. grant date fair value	$6.85	$3.82
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2021, the Company had unearned stock-based compensation of $39,260,117 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Amortization expense from restricted stock grants in the three months ended March 31, 2021 was $4,302,975. Amortization expense from restricted stock grants for the three months ended March 31, 2020 was $4,362,318.

Performance Shares

Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's average closing stock price on the twenty days preceding the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change.

As of March 31, 2021, the Company had unearned stock-based compensation of $11,273,771 associated with these performance share grants. The unearned stock-based compensation related to these grants is

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three months ended March 31, 2021 was $104,231. Amortization expense from performance share grants in the three months ended March 31, 2020 was $393,777.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of March 31, 2021, the Company has issued 1,386,879 shares under this plan.

(7)    Comprehensive Income

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain debt investments and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

	Three Months Ended March 31,
	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$769,045	$(2,384,589)
Other Comprehensive income (loss) before reclassifications	(852,412)	(692,090)
Net current-period change	(852,412)	(692,090)
Balance at end of period	(83,367)	(3,076,679)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	6,082,007	1,095,486
Other Comprehensive income before reclassifications	(3,692,619)	2,225,196
Amounts reclassified from accumulated other comprehensive income	(351,354)	(29,209)
Net current-period change	(4,043,973)	2,195,987
Balance at end of period	2,038,034	3,291,473

Accumulated other comprehensive income (loss), end of period	$1,954,667	$214,794

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2021 and 2020.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income		Affected Line item in the Statement of Consolidated Income
	Three Months Ended March 31,
	2021	2020
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$444,752	$36,974	Investment income
Provision for income taxes	(93,398)	(7,765)	Provision for income taxes
Total net reclassifications for the period	$351,354	$29,209	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of March 31, 2021, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2021, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the three months ended March 31, 2021, was primarily due to the repurchases of 2.8 million shares, partially offset by the issuance of 0.6 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 2.2 million shares.

The Company recorded a cash dividend of $0.120 per share during the first quarter of 2021 as compared to a cash dividend of $0.120 per share during the first quarter of 2020. The first quarter 2021 dividend of $29.0 million was declared on March 2, 2021, and was paid on April 21, 2021.

(10)    Contingencies
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment, regulatory, and other matters. Such matters are subject to many uncertainties and outcomes

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are not predictable. The Company does not believe, however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations or cash flows of the Company.

(11)    Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry. In 2020, the Company acquired Vaporsens, which specializes in nanofiber chemical sensing. These three non-automotive segments are combined into the "Other" segment as shown below. In first quarter of 2021, the Company acquired Guardian Optical, which is combined in the Automotive Segment below. Further information in regards to the Guardian transaction is included in Note 15 of the financial statements.

	Three Months Ended March 31,
	2021	2020
Revenue:
Automotive Products	$475,617,436	$439,855,587
Other	8,107,403	13,906,139
Total	$483,724,839	$453,761,726
Income from operations:
Automotive Products	$134,668,052	$100,775,544
Other	(934,351)	4,251,623
Total	$133,733,701	$105,027,167

(12)    Income Taxes
The effective tax rate was 16.1% in the three months ended March 31, 2021 compared to 16.6% for the same period in 2020. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three month periods ended March 31,2021 and March 31, 2020:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
Revenue	2021	2020
Automotive Products
U.S.	$146,425,317	$135,581,918
Germany	69,415,184	72,785,724
Japan	53,903,595	51,136,933
Mexico	31,745,988	45,950,481
Other	174,127,352	134,400,531
Total Automotive Products	$475,617,436	$439,855,587
Other Products (U.S.)	8,107,403	13,906,139
Total Revenue	$483,724,839	$453,761,726

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three month periods ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
Revenue	2021	2020
Automotive Segment
Automotive Mirrors & Electronics	$435,506,930	$401,085,314
HomeLink Modules*	40,110,506	38,770,273
Total Automotive Products	$475,617,436	$439,855,587

Other Segment
Fire Protection Products	5,804,158	6,168,751
Windows Products	2,303,245	7,737,388
Total Other	$8,107,403	$13,906,139

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of March 31, 2021 was 2 years, with a weighted average discount rate of 1.2%.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments for operating leases as of March 31, 2021 were as follows:

Year ending December 31,

2021 (excluding the three months ended March 31, 2021)	$1,174,481
2022	1,044,745
2023	429,871
2024	37,495
2025	5,834
Thereafter	—
Total future minimum lease payments	2,692,426
Less imputed interest	(17,007)
Total	$2,675,419

Reported as of March 31, 2021

Accrued Liabilities	$1,524,418
Other Non-Current Liabilities	1,151,001
Total	$2,675,419

(15)    Acquisitions

On September 18, 2020, the Company acquired the stock of Air-Craftglass, a Belgian company specializing in research and development of transparent products for the aviation industry, for an initial payment of $1.1 million. The Company funded the acquisition with a cash payment from cash on hand. The transaction also included contingent consideration based on future revenues. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, contingent consideration liability, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the second quarter of 2021.

Air-Craftglass is now a 100% owned subsidiary of the Company, and will be classified within the “Other” segment. The assets acquired and liabilities assumed as a part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Air-Craftglass which were included in the Company’s condensed consolidated statements of income and comprehensive income for the year to date period ended March 31, 2021.

On December 14, 2020, the Company acquired the stock of Argil for $3.7 million, which was in addition to the previous $4.2 million cash equity investment by the Company in Argil. The Company funded the acquisition with a cash payment from cash on hand. Argil specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2021.

Argil is now a 100% owned subsidiary of the Company, and has been classified within the “Automotive” segment. The assets acquired and liabilities assumed as part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Argil which were included in the Company’s condensed consolidated statement of income and comprehensive income for the year to date period ended March 31, 2021.

On March 3, 2021 the Company acquired Guardian Optical Technologies ("Guardian") for approximately $12.0 million. Guardian is an Israeli research and development company that specializes in in-cabin sensing technologies for the automotive industry. The Company funded the acquisition with a cash payment from cash on hand. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, contingent consideration liability, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the fourth quarter of 2021.

Guardian is now a 100% owned subsidiary of the Company, and is classified within the Automotive segment. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Guardian which were included in the Company’s condensed consolidated statement of income and comprehensive income for the year to date period ended March 31, 2021.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of March 3, 2021:

Fair Value
Current Assets	$32,000
Personal Property	15,000
In-Process R&D	11,994,440
Goodwill	2,758,721
Total assets acquired	14,800,161
Current liabilities	0
Deferred Tax Liability	2,758,721
Total Liabilities assumed	2,758,721
Net Assets Acquired	$12,041,440

Through March 31, 2021, the Company has incurred acquisition-related costs of approximately $350,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED MARCH 31, 2021 VERSUS THREE MONTHS ENDED MARCH 31, 2020
Net Sales. Net Sales for the three months ended March 31, 2021 increased by $30.0 million or 7% when compared with the same quarter in 2020.
Automotive net sales for the first three months of 2021 were $475.6 million, up 8% compared with automotive net sales of $439.9 million for the first three months of 2020, driven by a 13% quarter over quarter increase in automotive mirror unit shipments. North American automotive mirror shipments in the three months ended March 31, 2021 increased 10% to 3.6 million units compared with the same quarter in 2020.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2021, and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020	% Change
North American Interior Mirrors	2,073	2,019	3%
North American Exterior Mirrors	1,493	1,234	21%
Total North American Mirror Units	3,566	3,253	10%

International Interior Mirrors	5,779	5,032	15%
International Exterior Mirrors	2,436	2,108	16%
Total International Mirror Units	8,215	7,141	15%

Total Interior Mirrors	7,852	7,051	11%
Total Exterior Mirrors	3,929	3,343	18%
Total Auto-Dimming Mirror Units	11,780	10,394	13%
Note: Percent change and amounts may not total due to rounding.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 62.1% for the first three months of 2021, versus 65.5% in the same quarter last year. The quarter over quarter increase in the gross profit margin was primarily the result of the Company's increase in order strength, positive incremental product mix and structural cost savings put in place during the second quarter of 2020. These improvements in gross margin were partially offset by raw material cost increases partially stemming from industry wide electronics and other part shortages and increased freight costs. On a quarter over quarter basis, each of the positive mix factors positively contributed approximately 100-150 basis points to the gross margin, while the combination of the freight and raw material cost increases negatively impacted the gross margin by approximately 100-150 basis points.
Operating Expenses. Engineering, research, and development expenses ("E, R & D") for the three months ended March 31, 2021 decreased 7% or $2.0 million when compared with the same quarter last year. The decrease in E, R & D was primarily due reductions in wages and discretionary spending stemming from the structural cost reductions put in place in the second quarter of 2020.
Selling, general, and administrative expenses ("S, G & A") for the first three months of 2021 decreased 0.1% or less than $0.1 million when compared with the same quarter last year. The Company recognized S,G & A savings from the structural cost savings put in place in the second quarter of 2020, but those savings were mostly offset by increases in professional fees and outbound freight costs. A lack of international travel and the cancellation of all industry-based trade shows due to the COVID-19 pandemic also contributed to lower operating expenses.

Total Other Income. Total other income for the three months ended March 31, 2021 was $1.5 million compared with $2.2 million for the same quarter last year.
Provision for Income Taxes. The effective tax rate was 16.1% for the three months ended March 31, 2021 compared to 16.6% for the same period of 2020, as a result of increased foreign derived intangible income deductions, as well as increased discrete benefits from stock-based compensation.
Net Income. Net income for the three months ended March 31, 2021 increased by $23.9 million or 27% to $113.5 million versus $89.5 million in the same period last year. The increase in net income was driven by the quarter over quarter increase in sales, improved product mix, higher gross margins and the continued operating leverage as a result of the structural cost savings that were put in place during the second quarter of 2020.
Earnings Per Share. The Company had earnings per diluted share for the three months ended March 31, 2021 of $0.46 which compared to earnings per diluted share of $0.36 for the three months ended March 31, 2020. The increase in earnings per share is the result of the higher net income and a lower diluted share count when compared to the first quarter of 2020.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2021 were $455.9 million, which increased $32.6 million compared to $423.4 million as of December 31, 2020. The increase was primarily due to cash flows from operations, which was partially offset by share repurchases, dividend payments, and capital expenditures, during the three months ended March 31, 2021.
Short-term investments as of March 31, 2021 were $25.9 million, down from $27.2 million as of December 31, 2020, and long-term investments were $172.9 million as of March 31, 2021, compared to $162.0 million as of December 31, 2020. Changes in the investment balances were primarily driven by changes in fixed income investment purchases during the quarter.
Accounts receivable as of March 31, 2021 decreased approximately $7.2 million compared to December 31, 2020, primarily due to the timing of sales during the most recently completed quarter. As of March 31, 2021, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of March 31, 2021 were $233.1 million, compared to $226.3 million as of December 31, 2020, primarily due to increases in raw materials and finished goods.

Accounts payable as of March 31, 2021 increased approximately $22.3 million to $107.1 million when compared to December 31, 2020, primarily driven by month end payment timing.
Accrued liabilities as of March 31, 2021 increased approximately $23.2 million compared to December 31, 2020, primarily due to an increase in accrued salaries and wages as well as accrued income taxes.
Cash flow from operating activities for the three months ended March 31, 2021 increased $39.6 million to $190.8 million, compared with $151.3 million during the same three month period last year, primarily due to increased net income and changes in working capital.
Capital expenditures for the three months ended March 31, 2021 were approximately $12.6 million, compared with approximately $15.6 million for the same three month period last year.
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
The following is a summary of working capital and long-term investments:

	March 31, 2021	December 31, 2020
Working Capital	$787,285,554	$801,593,707
Long Term Investments	172,934,410	162,028,068
Total	$960,219,964	$963,621,775

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2021, the Company repurchased 2,755,065 shares. The Company has 6,664,201 shares remaining under the plan as of March 31, 2021, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2021, the Company reported net sales of $483.7 million, which was an increase of 7% compared to net sales of $453.8 million in the first quarter of 2020. During the first quarter of 2021, vehicle production levels were negatively impacted by electronics and other part shortage issues. These shortages were the primary reason for the 12% reduction in North American light vehicle production compared to the beginning of the quarter forecasts. The part shortages also impacted light vehicle production levels in Europe and the Japan and Korea markets which were each down 3% versus the beginning of the quarter forecasts. The part shortages and corresponding change to light vehicle production are estimated to have reduced Company revenue in the first quarter of 2021 by approximately $45 million. Despite these issues, the first quarter of 2021 was the second highest sales quarter in Company history, behind only the fourth quarter of 2020.

Interior and exterior auto-dimming mirrors and advanced electronic features were launched on 10 net new nameplates during the first quarter of 2021 (net of previously announced losses). Of these new launches in the first quarter of 2021, approximately 50% contained advanced features, which was primarily driven by HomeLink®, Integrated Toll Module®, and Full Display Mirror®.

PRODUCT UPDATE

Camera Systems

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

As of the first quarter of 2021, the Company is shipping production Full Display Mirrors® to eight different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, and Stellantis. As of the end of the first quarter of 2021, the Company is shipping Full Display Mirror® on 53 nameplates. The second quarter 2020 launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

To enhance capability and usability of the Company's Full Display Mirror®, the Company previously introduced its three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window based camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes. In January 2020, the Company announced a collaboration with Aston Martin to bring CMS to future Aston Martin vehicles.

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

Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect® which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating 3rd party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. The Company further continues to work with compatibility partners for HomeLink® applications in newer markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In January 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The Company signed an exclusive agreement, in the ordinary course of business, to integrate TransCore's toll module technology. In January 2017, the Company signed an extension of its agreement, in the ordinary course of business, which enables the Company to offer the Integrated Toll Module system in Canada and Mexico. In September 2019, the Company signed a new agreement with TransCore, in the ordinary course of business, which extended the term of the partnership. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product could potentially represent another growth opportunity over the next several years.

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 9 platforms, which are: the A4, A5, A6, A7, Q5, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout 2022 and 2023, as well as the initial launch of ITM® at its second OEM. The launch is targeted to begin production shipments in the first half of calendar year 2021. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

In January 2018, the Company also announced that an agreement had been signed with Yonomi Inc., in the ordinary course of business, to access home automation technology. The Company is working with Yonomi as a home automation aggregation partner and the Company has developed an app and cloud infrastructure known as HomeLink Connect®. As discussed above, HomeLink Connect® is the home automation app that pairs with the vehicle and allows drivers to operate home automation devices from the vehicle. Drivers of HomeLink Connect® compatible vehicles will be able to download and configure the app to control many available home automation devices and create entire home automation settings.

In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's Integrated Toll Module and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base while introducing new users to the benefits of the transactional vehicle.

In January 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is underway and will allow users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

Dimmable Devices

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the Company announced that Airbus will also be offering the Company's dimmable aircraft windows on an aircraft with production starting in 2021.

Medical

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

OTHER

Automotive revenues represent approximately 98% - 99% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the second quarter 2021, and full years 2021 and 2022 are based on the mid-April 2021 IHS Markit forecast for light vehicle production in North America, Europe, Japan/Korea and China. Light vehicle production in the Company's primary markets is expected to increase 46% for the second quarter of 2021 versus the same period last year as a result of rebounds in North America, Europe and Japan/Korea production as compared to the COVID-19 impacted second quarter of 2020. For calendar year 2021, light vehicle production in our primary markets is forecasted to increase 10% when compared to calendar year 2020. Second quarter 2021, and calendar years 2021 and 2022 forecasted vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2021	Q2 2020	% Change	Calendar Year 2022	Calendar Year 2021	Calendar Year 2020	2022 vs 2021 % Change	2021 vs 2020 % Change
North America	3.78	1.38	174%	16.86	15.68	13.02	8%	20%
Europe	4.70	2.25	109%	20.06	18.63	16.57	8%	12%
Japan and Korea	2.70	2.01	34%	12.35	11.74	11.21	5%	5%
China	5.94	6.08	(2)%	26.29	24.87	23.59	6%	5%
Total Light Vehicle Production	17.12	11.72	46%	75.56	70.92	64.39	7%	10%

Based on this light vehicle production forecast, the structural cost savings that were implemented in 2020, and the first quarter 2021 results, the Company is making no changes to its previously provided guidance for calendar year 2021 as shown below. However, over the last several quarters, the Company has been closely monitoring the tariff discussions between the US and the EU. Currently, EU Regulation 2018/0886 is scheduled to go into effect on June 1, 2021. The Company remains hopeful that a trade agreement can be reached before this date so that the increased tariffs do not take effect. If these tariffs do go into effect on June 1, 2021, the Company estimates an impact in 2021 of approximately $7 - $10 million in incremental expense that is not contemplated in the guidance for 2021 set forth below:

•Revenue is expected to be between $1.94 and $2.02 billion
•Gross Margin is expected to be between 39% and 40%
•Operating Expenses are expected to be approximately $210 to $220 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 16% and 18%
•Capital Expenditures are expected to be between $85 and $95 million
•Depreciation and Amortization is expected to be between $105 and $110 million

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

In accordance with the previously announced share repurchase plan, the Company continue to will consider the appropriateness of any share repurchases for the remainder of 2021. This determination will take into account macroeconomic issues (including the impact of the COVID-19 pandemic), market trends, and other factors that the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, tax rates, and available cash). As of March 31, 2021, the Company has 6.7 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-April 2021 light vehicle production estimates for 2022, the Company is providing revenue guidance for 2022, despite the fact that there continues to be significant uncertainty regarding macroeconomic conditions, underlying overall consumer demand for light vehicles worldwide, and the continued impact from the COVID-19 pandemic. The Company estimates that revenue for calendar year 2022 will be approximately 8% - 13% higher than estimated revenue in calendar year 2021.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). During the quarter ended March 31, 2021, material changes in risk factors were disclosed in the Company's report on Form 10-K for the year ended December 31, 2020 are set forth herein.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets that have and could continue to reduce demand for its products.

Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic that has affected, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of April 16, 2021 (http://www.gentex.com/forecast-disclaimer).

Other Information

On May 3, 2021, Scott Ryan, Vice President and General Counsel of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Ryan may acquire upon the vesting of 1,820 restricted shares awarded in 2017; 8,000 restricted shares awarded in 2018; 4,958 restricted shares awarded in 2019; and 11,722 performance shares (payable in common stock) that were awarded in 2019, subject to certain performance conditions. This plan also provides for a third-party broker to sell 4,580 shares of common stock issuable upon exercise of stock options awarded to Mr. Ryan in 2015. Further, this plan provides for a third-party broker to sell 4,644 shares Mr. Ryan purchased under the Employee Stock Purchase Plan acquired at various times from 2014 through 2019. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on April 15, 2022.

On May 3, 2021, Matt Chiodo, Vice President of Sales of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Chiodo may acquire upon the vesting of 5,700 restricted shares of common stock awarded in 2017; 8,000 restricted shares awarded in 2018; 5,382 restricted shares awarded in 2019; and 12,726 performance shares (payable in common stock) that were awarded in 2019, subject to certain performance conditions . The shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates on April 15, 2022.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2020, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first quarter of 2021, the Company repurchased 2,755,065 shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). After the Company repurchased 2,755,065 shares during the first quarter of 2021, the Company has 6.7 million shares remaining under the plan as of March 31, 2021.

The following is a summary of share repurchase activity during each month of the quarter ended March 31, 2021:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2021	—	—	—	9,419,266
February 2021	1,005,009	35.27	1,005,009	8,414,257
March 2021	1,750,056	35.57	1,750,056	6,664,201
1st Quarter 2021 Total	2,755,065	35.46	2,755,065

2021 Total	2,755,065	35.46	2,755,065	6,664,201

As of March 31, 2021 the Company has repurchased 140,335,527 shares at a total cost of $2,295,209,819 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 6, 2021	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 6, 2021	/s/ Kevin C. Nash
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