Form 10-Q
period 2021-06-30
GENTEX CORP
filed 2021-08-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 23, 2021
Common Stock, $.06 Par Value	238,954,080

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2021
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 and December 31, 2020

	June 30, 2021 (Unaudited)	December 31, 2020 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$353,032,803	$423,371,036
Short-term investments	13,798,827	27,164,369
Accounts receivable, net	234,145,996	284,925,335
Inventories	263,899,976	226,291,843
Prepaid expenses and other	59,698,574	17,577,981
Total current assets	924,576,176	979,330,564

PLANT AND EQUIPMENT—NET	458,943,776	468,135,135

OTHER ASSETS
Goodwill	311,922,787	311,922,787
Long-term investments	193,418,570	162,028,068
Intangible assets, net	251,213,561	249,748,127
Patents and other assets, net	26,723,061	26,776,489
Total other assets	783,277,979	750,475,471
Total assets	$2,166,797,931	$2,197,941,170

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$101,262,288	$84,784,423
Accrued liabilities	95,134,329	92,952,434
Total current liabilities	196,396,617	177,736,857

OTHER NON-CURRENT LIABILITIES	18,668,444	17,300,442

DEFERRED INCOME TAXES	35,413,881	38,960,743

Total liabilities	250,478,942	233,998,042

SHAREHOLDERS’ INVESTMENT
Common stock	14,337,995	14,621,572
Additional paid-in capital	859,678,392	852,771,508
Retained earnings	1,038,037,564	1,089,698,996
Accumulated other comprehensive income	4,265,038	6,851,052
Total shareholders’ investment	1,916,318,989	1,963,943,128
Total liabilities and shareholders’ investment	$2,166,797,931	$2,197,941,170

Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET SALES	$428,005,026	$229,925,556	$911,729,865	$683,687,281

COST OF GOODS SOLD	276,408,285	185,980,748	576,832,956	483,154,994
Gross profit	151,596,741	43,944,808	334,896,909	200,532,287

OPERATING EXPENSES:
Engineering, research and development	29,059,058	28,992,968	56,711,139	58,608,390
Selling, general & administrative	22,613,062	21,690,096	44,527,448	43,634,987
Total operating expenses	51,672,120	50,683,064	101,238,587	102,243,377

Income (Loss) from operations	99,924,621	(6,738,256)	233,658,322	98,288,910

OTHER INCOME
Investment income	903,139	1,462,033	1,926,549	3,908,682
Other income, net	987,959	1,404,196	1,497,584	1,205,030
Total other income	1,891,098	2,866,229	3,424,133	5,113,712

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	101,815,719	(3,872,027)	237,082,455	103,402,622

PROVISION FOR (BENEFIT FROM) INCOME TAXES	15,309,301	(1,497,994)	37,125,167	16,270,854

NET INCOME (LOSS)	$86,506,418	$(2,374,033)	$199,957,288	$87,131,768

EARNINGS (LOSS) PER SHARE: (1)
Basic	$0.36	$(0.01)	$0.83	$0.35
Diluted	$0.36	$(0.01)	$0.82	$0.35

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings (Loss) Per Share has been adjusted to exclude the portion of net income (loss) allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (Loss)	$86,506,418	$(2,374,033)	$199,957,288	$87,131,768

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	963,199	136,627	110,787	(555,463)
Unrealized gains (losses) on debt securities, net	1,705,281	3,022,561	(3,413,672)	5,802,291

Other comprehensive income (loss), before tax	2,668,480	3,159,188	(3,302,885)	5,246,828

Income tax impact related to components of other comprehensive income (loss)	358,109	634,738	(716,871)	1,218,481

Other comprehensive income (loss), net of tax	2,310,371	2,524,450	(2,586,014)	4,028,347

Comprehensive income	$88,816,789	$150,417	$197,371,274	$91,160,115

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2021	241,538,824	$14,492,329	$859,355,232	$1,085,178,486	$1,954,667	$1,960,980,714
Issuance of common stock from stock plan transactions	838,896	50,334	4,340,710	—	—	4,391,044
Repurchases of common stock	(3,411,131)	(204,668)	(10,745,063)	(104,971,348)	—	(115,921,079)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,727,513	—	—	6,727,513
Dividends declared ($0.12 per share)	—	—	—	(28,675,992)	—	(28,675,992)
Net income	—	—	—	86,506,418	—	86,506,418
Other comprehensive income	—	—	—	—	2,310,371	2,310,371
BALANCE AS OF JUNE 30, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989

BALANCE AS OF APRIL 1, 2020	244,865,658	$14,691,939	$801,388,454	$1,018,310,446	$214,794	$1,834,605,633
Issuance of common stock from stock plan transactions	746,112	44,767	8,310,437	—	—	8,355,204
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,430,583	—	—	5,430,583
Dividends declared ($0.12 per share)	—	—	—	(29,493,653)	—	(29,493,653)
Net loss	—	—	—	(2,374,033)	—	(2,374,033)
Other comprehensive income	—	—	—	—	2,524,450	2,524,450
BALANCE AS OF JUNE 30, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	1,439,916	86,395	13,570,489	—	—	13,656,884
Repurchases of common stock	(6,166,196)	(369,972)	(19,285,763)	(193,958,107)	—	(213,613,842)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	12,622,158	—	—	12,622,158
Dividends declared ($0.24 per share)	—	—	—	(57,660,613)	—	(57,660,613)
Net income	—	—	—	199,957,288	—	199,957,288
Other comprehensive loss	—	—	—	—	(2,586,014)	(2,586,014)
BALANCE AS OF June 30, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989

BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	1,353,287	81,198	15,629,494	—	—	15,710,692
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(7,019,032)	(421,143)	(20,214,812)	(158,183,629)	—	(178,819,584)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	11,786,653	—	—	11,786,653
Dividends declared ($0.24 per share)	—	—	—	(58,877,512)	—	(58,877,512)
Net income	—	—	—	87,131,768	—	87,131,768
Other comprehensive income	—	—	—	—	4,028,347	4,028,347
BALANCE AS OF June 30, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,957,288	$87,131,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,497,665	53,437,698
(Gain) on disposal of assets	(19,891)	(155,229)
Loss on disposal of assets	133,036	88,357
(Gain) on sale of investments	(969,971)	(1,023,683)
Loss on sale of investments	192,346	72,871
Change in deferred income taxes	(3,546,862)	(2,176,462)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	12,622,158	15,960,362
Change in operating assets and liabilities:
Accounts receivable, net	50,784,339	64,981,864
Inventories	(37,608,133)	(10,710,548)
Prepaid expenses and other	(41,394,722)	14,230,026
Accounts payable	16,477,865	(37,452,944)
Accrued liabilities, excluding dividends declared and short-term debt	4,117,051	6,068,104
Net cash provided by operating activities	252,242,169	190,452,184

CASH FLOWS (USED FOR) FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	34,250,068	5,607,634
Maturities and calls	16,685,000	90,017,368
Purchases	(71,596,074)	(52,650,769)
Plant and equipment additions	(31,352,443)	(28,828,066)
Proceeds from sale of plant and equipment	99,850	200,475
Acquisition of businesses, net of cash acquired	(12,023,440)	(7,031,827)
Increase in other assets	(458,637)	(3,886,518)
Net cash (used for) provided by investing activities	(64,395,676)	3,428,297

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	75,000,000
Issuance of common stock from stock plan transactions	13,656,884	15,710,692
Cash dividends paid	(58,227,768)	(58,281,727)
Repurchases of common stock	(213,613,842)	(178,819,584)
Net cash (used for) financing activities	(258,184,726)	(146,390,619)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,338,233)	47,489,862

CASH AND CASH EQUIVALENTS, beginning of period	423,371,036	296,321,622

CASH AND CASH EQUIVALENTS, end of period	$353,032,803	$343,811,484

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2020 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of $307.4 million as part of the HomeLink® acquisition in 2013 and recorded an additional $3.7 million in Goodwill as part of the acquisition of Vaporsens, Inc. ("Vaporsens") that occurred in the second quarter of 2020 and an additional $0.9 million in Goodwill as a part of the acquisition of Argil, Inc. ("Argil") during the fourth quarter of 2020. The carrying value of Goodwill as of both June 30, 2021 and December 31, 2020 was $311.9 million as set forth in the table below:

Carrying Amount
Balance as of December 31, 2020	$311,922,787
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of June 30, 2021	$311,922,787

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of COVID-19, the recent microchip shortage, supply chain constraints, and labor shortages were again considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The Company also acquired In-Process Research & Development as part of the acquisition of Vaporsens that occurred in the second quarter of 2020, the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020, and the acquisition of Argil in the fourth quarter of 2020, each of which has been previously disclosed. The Company also acquired Guardian Optical Technologies ("Guardian") in the first quarter of 2021. See Note 15 for more information on the Guardian transaction.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2021:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,860,181	$(25,402,803)	$13,457,378	Various
Vaporsens Technology Licenses	333,850	(58,232)	275,618	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(116,250,000)	63,750,000	12 years
Existing Customer Platforms	43,000,000	(33,325,000)	9,675,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In- Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,250,000	—	1,250,000	Indefinite
Guardian In-Process R&D	11,260,429	—	11,260,429	Indefinite
Total Other Intangible Assets	$400,788,561	$(149,575,000)	$251,213,561

Total Patents & Other Intangible Assets	$439,982,592	$(175,036,035)	$264,946,557

As of December 31, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,625,292	$(24,528,853)	$14,096,439	Various
Vaporsens Technology Licenses	300,985	(38,856)	262,129	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(108,750,000)	71,250,000	12 years
Existing Customer Platforms	43,000,000	(31,175,000)	11,825,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,394,995	—	1,394,995	Indefinite
Total Other Intangible Assets	$389,673,127	$(139,925,000)	$249,748,127

Total Patents & Other Intangible Assets	$428,599,404	$(164,492,709)	$264,106,695

Amortization expense on patents and intangible assets was approximately $5.6 million and $11.2 million during the three and six months ended June 30, 2021, respectively, compared to approximately $5.6 million and $11.2 million for the same periods ended June 30, 2020, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ending December 31, 2021 and 2022 to be approximately $22 million annually, for the year ending December 31, 2023 to be approximately $19 million, for the year ending December 31, 2024 to be approximately $16 million, and for the year ending December 31, 2025 to be approximately $12 million.

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled approximately $9.0 million and $4.0 million as of June 30, 2021 and December 31, 2020, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheets.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2021 and December 31, 2020:

As of June 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$353,032,803	$353,032,803	$—	$—
Short-Term Investments:
Certificate of Deposit	1,511,377	1,511,377	—	—
Corporate Bonds	2,020,280	—	2,020,280	—
Government Securities	602,016	—	602,016	—
Municipal Bonds	7,951,512	—	7,951,512	—
Other	1,713,642	1,713,642	—	—
Long-Term Investments:
Asset Backed Securities	29,174,900	—	29,174,900	—
Certificate of Deposit	2,599,960	2,599,960	—	—
Corporate Bonds	27,966,498	—	27,966,498	—
Government Securities	35,738,826	—	35,738,826	—
Municipal Bonds	88,934,125	—	88,934,125	—
Total	$551,245,939	$358,857,782	$192,388,157	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$423,371,036	$423,371,036	$—	$—
Short-Term Investments:
Certificate of Deposit	1,516,693	1,516,693	—	—
Corporate Bonds	7,155,600	—	7,155,600	—
Government Securities	6,678,450	—	6,678,450	—
Municipal Bonds	10,284,765	—	10,284,765	—
Other	1,528,861	1,528,861	—	—
Long-Term Investments:
Asset-backed Securities	37,924,537	—	37,924,537	—
Certificate of Deposit	3,645,520	3,645,520		—
Corporate Bonds	9,024,035	—	9,024,035	—
Municipal Bonds	107,407,831	—	107,407,831	—
Total	$608,537,328	$430,062,110	$178,475,218	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2021 and December 31, 2020:

As of June 30, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,822	$10,107	$(1,552)	$1,511,377
Corporate Bonds	2,013,237	7,043	—	2,020,280
Government Securities	601,784	232	—	602,016
Municipal Bonds	7,926,891	24,621	—	7,951,512
Other	1,713,642	—	—	1,713,642
Long-Term Investments:
Asset Backed Securities	29,690,643	69,718	(585,461)	29,174,900
Certificate of Deposit	2,502,449	97,511	—	2,599,960
Corporate Bonds	27,724,234	362,001	(119,737)	27,966,498
Government Securities	35,656,412	90,333	(7,919)	35,738,826
Municipal Bonds	84,595,949	6,309,593	(1,971,417)	88,934,125
Total	$193,928,063	$6,971,159	$(2,686,086)	$198,213,136

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,187	$14,506	$—	$1,516,693
Corporate Bonds	7,084,638	70,962	—	7,155,600
Government Securities	6,635,132	43,318	—	6,678,450
Municipal Bonds	10,160,376	124,389	—	10,284,765
Other	1,528,861	—	—	1,528,861
Long-Term Investments:
Asset-backed Securities	37,681,113	800,802	(557,378)	37,924,537
Certificate of Deposit	3,503,898	141,622	—	3,645,520
Corporate Bonds	8,595,020	429,015	—	9,024,035
Municipal Bonds	100,776,325	6,635,428	(3,922)	107,407,831
Total	$177,467,550	$8,260,042	$(561,300)	$185,166,292

Unrealized losses on investments as of June 30, 2021, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$2,274,743	$40,341,064
Loss duration of greater than one year	411,342	1,956,482
Total	$2,686,085	$42,297,546

Unrealized losses on investments as of December 31, 2020, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$561,300	$12,317,187
Loss duration of greater than one year	—	—
Total	$561,300	$12,317,187

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

Fixed income securities as of June 30, 2021 have contractual maturities as follows:

Due within one year	$12,085,185
Due between one and five years	42,578,597
Due over five years	141,835,712
$196,499,494

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2021	December 31, 2020
Raw materials	$179,304,938	$151,688,455
Work-in-process	35,083,146	32,791,675
Finished goods	49,511,892	41,811,713
Total Inventory	$263,899,976	$226,291,843

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2021 and June 30, 2020 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic Earnings (Loss) Per Share
Net Income (Loss)	$86,506,418	$(2,374,033)	$199,957,288	$87,131,768
Less: Dividends and undistributed earnings allocated to participating securities	1,324,767	439,327	2,974,367	1,245,275
Net Income (Loss) available to common shareholders	$85,181,651	$(2,813,360)	$196,982,921	$85,886,493

Basic weighted average shares outstanding	238,602,197	241,684,323	238,198,668	243,983,276
Net Income (Loss) per share - Basic	$0.36	$(0.01)	$0.83	$0.35

Diluted Earnings (Loss) Per Share
Allocation of Net Income (Loss) used in basic computation	$85,181,651	$(2,813,360)	$196,982,921	$85,886,493
Reallocation of undistributed earnings	3,980	—	10,464	1,697
Net Income (Loss) available to common shareholders - Diluted	$85,185,631	$(2,813,360)	$196,993,385	$85,888,190

Number of shares used in basic computation	238,602,197	241,684,323	238,198,668	243,983,276
Additional weighted average dilutive common stock equivalents	1,130,301	—	1,218,528	1,085,380
Diluted weighted average shares outstanding	239,732,498	241,684,323	239,417,196	245,068,656

Net Income (Loss) per share - Diluted	$0.36	$(0.01)	$0.82	$0.35

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	270,475	1,636,661	137,484	428,948

(6)    Stock-Based Compensation Plans
As of June 30, 2021, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized total compensation expense for share-based payments of $6,727,513 for the three months ended June 30, 2021, and total compensation expense for share-based payments of $12,622,158 for the six months ended June 30, 2021. The Company recognized compensation expense for share-based payments of $9,641,353 and $15,960,362 for the three and six months ended June 30, 2020, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2021, 5,735,302 share awards have been granted under the Plan. resulting in 14,332,742 shares, of 45,000,000 total shares available, to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	2,925,681	1.00	2,925,681
Restricted Stock / Performance Shares	2,809,621	4.06	11,407,061
Total	5,735,302		14,332,742
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of June 30, 2021, there was $8,999,790 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividend Yield (1)	1.86%	1.99%	1.88%	2.01%
Expected volatility (2)	27.68%	27.91%	27.76%	27.21%
Risk-free interest rate (3)	0.87%	0.29%	0.90%	0.33%
Expected term of options (years) (4)	4.15	4.16	4.15	4.16
Weighted-avg. grant date fair value	$6.32	$4.67	$6.58	$4.24
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2021, the Company had unearned stock-based compensation of $50,874,177 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to compensation expense over the applicable restriction periods. Amortization expense from restricted stock in the three months ended June 30, 2021 was $4,459,401 and amortization expense from restricted stock grants in the six months ended June 30, 2021 was $8,762,376.. Amortization expense from restricted stock grants for the three and six months ended June 30, 2020 was $7,580,492 and $11,905,749, respectively, which included $4,148,477 of severance related expense for the second quarter of 2020.

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

As of June 30, 2021, the Company had unearned stock-based compensation of $9,456,469 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three and six months ended June 30, 2021 was $701,524 and $805,754, respectively. Amortization expense from performance share grants in the three and six months ended June 30, 2020 was $563,783 and $957,560, respectively.
Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of June 30, 2021, the Company has issued 1,423,819 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$(83,367)	$(3,076,679)	$769,045	$(2,384,589)
Other Comprehensive income (loss) before reclassifications	963,199	136,627	110,787	(555,463)
Net current-period change	963,199	136,627	110,787	(555,463)
Balance at end of period	879,832	(2,940,052)	879,832	(2,940,052)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	2,038,034	3,291,473	6,082,007	1,095,486
Other Comprehensive income (loss) before reclassifications	1,610,141	3,109,755	(2,082,477)	5,334,951
Amounts reclassified from accumulated other comprehensive income	(262,969)	(721,932)	(614,324)	(751,141)
Net current-period change	1,347,172	2,387,823	(2,696,801)	4,583,810
Balance at end of period	3,385,206	5,679,296	3,385,206	5,679,296

Accumulated other comprehensive income, end of period	$4,265,038	$2,739,244	$4,265,038	$2,739,244

The following table presents details of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Statement of Consolidated Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$332,872	$913,838	$777,625	$950,812	Investment income
Provision for income taxes	(69,903)	(191,906)	(163,301)	(199,671)	Provision for (Benefit from) income taxes
Total net reclassifications for the period	$262,969	$721,932	$614,324	$751,141	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

but are subject to certain covenants. As of June 30, 2021, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2021, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the six months ended June 30, 2021, was primarily due to the repurchases of 6.2 million shares, partially offset by the issuance of 1.4 million shares of the Company’s common stock under the Company’s stock-based compensation plans. The total net decrease was 4.7 million shares.

The Company recorded a cash dividend of $0.120 per share during the second quarter of 2021 as compared to a cash dividend of $0.120 per share during the second quarter of 2020. The second quarter 2021 dividend of $28.7 million was declared on June 7, 2021, and was paid on July 21, 2021.

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

(11)    Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows for the aerospace industry and fire protection products for the commercial construction industry. In 2020, the Company acquired Vaporsens, which specializes in nanofiber chemical sensing. These three non-automotive segments are combined into the "Other" segment as shown below. In first quarter of 2021, the Company acquired Guardian, which is combined in the Automotive Segment below. Further information in regards to the Guardian transaction is included in Note 15 of the financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Automotive Products	$420,622,653	$222,067,846	$896,240,089	$661,923,434
Other	7,382,373	7,857,710	15,489,776	21,763,847
Total	$428,005,026	$229,925,556	$911,729,865	$683,687,281
Income (Loss) from operations:
Automotive Products	$101,790,310	$(6,054,235)	$236,458,363	$94,721,308
Other	(1,865,689)	(684,021)	(2,800,041)	3,567,602
Total	$99,924,621	$(6,738,256)	$233,658,322	$98,288,910

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)    Income Taxes
The effective tax rate was 15.7% in the six months ended June 30, 2021, consistent with the effective tax rate of 15.7% for the same period in 2020. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30,2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2021	2020	2021	2020
Automotive Products
U.S.	$135,857,058	$55,849,461	$282,282,375	$191,431,379
Germany	58,935,672	23,866,009	128,350,856	96,651,733
Japan	54,160,515	37,333,947	108,064,110	88,470,880
Mexico	28,589,143	13,589,601	60,335,131	59,540,082
Other	143,080,265	91,428,828	317,207,617	225,829,360
Total Automotive Products	$420,622,653	$222,067,846	$896,240,089	$661,923,434
Other Products (U.S.)	7,382,373	7,857,710	15,489,776	21,763,847
Total Revenue	$428,005,026	$229,925,556	$911,729,865	$683,687,281

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2021	2020	2021	2020
Automotive Segment
Automotive Mirrors & Electronics	$390,074,655	$210,600,540	$825,581,585	$611,685,854
HomeLink Modules*	30,547,998	11,467,306	70,658,504	50,237,580
Total Automotive Products	$420,622,653	$222,067,846	$896,240,089	$661,923,434

Other Segment
Fire Protection Products	6,319,662	4,837,540	12,123,820	11,006,291
Windows Products	1,062,711	3,020,170	3,365,956	10,757,557
Total Other	$7,382,373	$7,857,710	$15,489,776	$21,763,848

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)    Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2021 was 2 years, with a weighted average discount rate of 1.1%.

Future minimum lease payments for operating leases as of June 30, 2021 were as follows:

Year ending December 31,

2021 (excluding the six months ended June 30, 2021)	$774,897
2022	1,046,545
2023	430,533
2024	38,075
2025	6,369
Thereafter	127
Total future minimum lease payments	2,296,546
Less imputed interest	(12,135)
Total	$2,284,411

Reported as of June 30, 2021

Accrued Liabilities	$1,384,444
Other Non-Current Liabilities	899,967
Total	$2,284,411

(15)    Acquisitions
On September 18, 2020, the Company acquired the stock of Air-Craftglass, a Belgian company specializing in research and development of transparent products for the aviation industry, for an initial payment of $1.1 million. The Company funded the acquisition with a cash payment from cash on hand. The transaction also included contingent consideration based on future revenues of Air-Craftglass. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, contingent consideration liability, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which will remain open through the third quarter of 2021.

Air-Craftglass is now a 100% owned subsidiary of the Company, and is classified within the “Other” segment. The assets acquired and liabilities assumed as a part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Air-Craftglass which were included in the Company’s condensed consolidated statements of income and comprehensive income for the year to date period ended June 30, 2021.

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

Argil is now a 100% owned subsidiary of the Company, and has been classified within the “Automotive” segment. The assets acquired and liabilities assumed as part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Argil which were included in the Company’s condensed consolidated statement of income and comprehensive income for the year to date period ended June 30, 2021.

On March 3, 2021 the Company acquired Guardian for approximately $12.0 million. Guardian is an Israeli research and development company that specializes in in-cabin sensing technologies for the automotive industry. The Company funded the acquisition with a cash payment from cash on hand. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the fourth quarter of 2021.

Guardian is now a 100% owned subsidiary of the Company, and is classified within the Automotive segment. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Guardian which were included in the Company’s condensed consolidated statement of income and comprehensive income for the year to date period ended June 30, 2021.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of March 3, 2021:

Fair Value
Current Assets	$32,000
Personal Property	15,000
In-Process R&D	10,945,367
Deferred Tax Asset	1,049,073
Total Net Assets Acquired	$12,041,440

Through June 30, 2021, the Company has incurred acquisition-related costs of approximately $350,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER 2021 VERSUS SECOND QUARTER 2020
Net Sales. Net sales for the second quarter of 2021 increased by $198.1 million or 86% when compared with the second quarter of 2020.
Automotive net sales for the second quarter of 2021 were $420.6 million, compared with automotive net sales of $222.1 million in the second quarter of 2020. Auto-dimming mirror unit shipments grew 98% during the quarter, highlighted by 140% growth in exterior-mirror unit shipments, in each case compared to the second quarter of 2020.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2021, and 2020 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
North American Interior Mirrors	1,873	787	138%	3,946	2,806	41%
North American Exterior Mirrors	1,497	455	229%	2,990	1,689	77%
Total North American Mirror Units	3,370	1,242	171%	6,936	4,495	54%

International Interior Mirrors	4,811	2,916	65%	10,590	7,948	33%
International Exterior Mirrors	2,240	1,102	103%	4,676	3,211	46%
Total International Mirror Units	7,052	4,018	76%	15,266	11,159	37%

Total Interior Mirrors	6,684	3,703	81%	14,535	10,754	35%
Total Exterior Mirrors	3,738	1,557	140%	7,666	4,900	56%
Total Auto-Dimming Mirror Units	10,422	5,260	98%	22,202	15,654	42%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $7.4 million in the second quarter of 2021, a decrease of 6%, compared to $7.9 million in the second quarter of 2020. This decrease is in large part attributable to a 65% quarter over quarter decline in variable dimmable aircraft windows sales, which decreased to $1.1 million in the second quarter of 2021 from $3.0 million in the second quarter of 2020. Fire protection sales increased by 31% in the second quarter of 2021 to $6.3 million, compared to $4.8 million in the second quarter of 2020.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 64.6% in the second quarter of 2021 versus 80.9% in the second quarter of 2020. Compared to the COVID-19 impacted second quarter of 2020, gross margins improved due to the higher sales levels, significantly better overhead leverage, the structural cost savings put in place during 2020, and positive product mix on a quarter over quarter basis. On a quarter over quarter basis, the fixed overhead leverage had a positive impact of approximately 1,000 basis points (10 percentage points) on the gross margin, and the savings as a result of structural cost reductions that took place in the second quarter of 2020 had a positive impact of approximately 200 - 300 basis points on gross margin. The above-referenced positive product mix had a positive impact of approximately 100 - 150 basis points on gross margin on a quarter over quarter basis. These positive impacts were partially offset by annual customer price reductions, which had a negative impact of approximately 150 basis points on gross margin on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the second quarter of 2021 increased by $0.1 million when compared with the second quarter of 2020.
.
Selling, general and administrative ("S, G & A") expenses increased by 4% or $0.9 million for the second quarter of 2021 compared to the second quarter of 2020. S, G & A expenses were 5% of net sales in the second quarter of 2021, compared to 9% of net sales in the second quarter of 2020. S, G, & A expenses increased on a quarter over quarter basis primarily due to increases in wages and selling expenses.

Total operating expenses were $51.7 million in the second quarter of 2021, which increased by 2% or $1.0 million, from $50.7 million in the second quarter of 2020.

Total Other Income. Total other income for the second quarter of 2021 decreased by $1.0 million when compared with the second quarter of 2020.
Provision for Income Taxes. The effective tax rate was 15.0% for, and an income tax expense of $15.3 million was recorded in, the second quarter of 2021 compared to an income tax benefit of $1.5 million for the same quarter of 2020. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the second quarter of 2021 was $86.5 million, compared to a net loss of $2.4 million the second quarter of 2020. The increase in net income was driven by the quarter over quarter increase in sales, gross margins, and operating profits.
Earnings (Loss) Per Share. The Company had earnings per diluted share for the second quarter of 2021 of $0.36, compared to a loss per diluted share of $0.01 for the second quarter of 2020. The increase in earnings per diluted share was the result of higher net income compared to the second quarter of 2020.

SIX MONTHS ENDED JUNE 30, 2021 VERSUS SIX MONTHS ENDED JUNE 30, 2020
Net Sales. Net Sales for the six months ended June 30, 2021 increased by $228.0 million or 33% when compared with the same period in 2020.
Automotive net sales for the first six months of 2021 were $896.2 million, up 35% compared with automotive net sales of $661.9 million for the first six months of 2020, driven by a 42% period over period increase in automotive mirror unit shipments. North American automotive mirror shipments in the six months ended June 30, 2021 increased 54% to 6.9 million units compared with the same period in 2020.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 63.3% for the first six months of 2021, versus 70.7% in the same period last year. The period over period increase in the gross profit margin was primarily the result of the Company's better leverage of fixed overhead, positive structural cost savings put in place during the second quarter of 2020, and purchasing cost reductions. These improvements in gross margin were partially offset by annual customer price reductions. On a period over period basis, better fixed overhead leverage had a positive impact of approximately 400 - 450 basis points on gross margin, and the savings as a result of structural cost reductions that took place in the second quarter of 2020 had a positive impact of approximately 200 - 250 basis points on gross margin. Purchasing cost reductions had a positive impact of approximately 50 - 100 basis points on gross margin, each on a period over period basis. These positive impacts were partially offset by annual customer price reductions, which had a negative impact of approximately 150 - 200 basis points on gross margin on a period over period basis.
Operating Expenses. E, R & D for the six months ended June 30, 2021 decreased 3% or $1.9 million when compared with the same period last year. The decrease in E, R & D was primarily due reductions in wages and discretionary spending stemming from the structural cost reductions put in place in the second quarter of 2020.
S, G & A for the first six months of 2021 increased 2.0% or $0.9 million when compared with the same period last year. In the first six months of 2021, the Company recognized S, G & A savings from the structural cost savings put in place in the second quarter of 2020, but those savings were mostly offset by increases in professional fees and outbound freight costs. A lack of international travel and the cancellation of all industry-based trade shows due to the COVID-19 pandemic also impacted operating expenses.
Total Other Income. Total other income for the six months ended June 30, 2021 was $3.4 million compared with $5.1 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.7% for the six months ended June 30, 2021 compared to 15.7% for the same period of 2020.

Net Income. Net income for the six months ended June 30, 2021 increased by $112.8 million or 129% to $200.0 million versus $87.1 million in the same period last year. The increase in net income was driven by the period over period increase in sales, improved product mix, higher gross margins and the continued operating leverage as a result of the structural cost savings that were put in place during the second quarter of 2020.
Earnings Per Share. The Company had earnings per diluted share for the six months ended June 30, 2021 of $0.82 which compared to earnings per diluted share of $0.35 for the six months ended June 30, 2020. The increase in earnings per share is the result of the higher net income and a lower diluted share count when compared to the second quarter of 2020.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2021 were $353.0 million, which decreased $70.3 million compared to $423.4 million as of December 31, 2020. The decrease was primarily due to share repurchases, dividend payments and capital expenditures, which were partially offset by cash flows from operations, during the six months ended June 30, 2021.
Short-term investments as of June 30, 2021 were $13.8 million, down from $27.2 million as of December 31, 2020, and long-term investments were $193.4 million as of June 30, 2021, compared to $162.0 million as of December 31, 2020. Changes in the investment balances were primarily driven by maturities of investments and additional investment purchases during the six months ended June 30, 2021.
Accounts receivable as of June 30, 2021 decreased approximately $50.8 million compared to December 31, 2020, primarily due to the timing of sales during the most recently completed six months. As of June 30, 2021, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of June 30, 2021 were $263.9 million, compared to $226.3 million as of December 31, 2020, primarily due to increases in raw materials and finished goods.

Accounts payable as of June 30, 2021 increased approximately $16.5 million to $101.3 million when compared to December 31, 2020, primarily driven by month end payment timing.
Accrued liabilities as of June 30, 2021 increased approximately $2.2 million compared to December 31, 2020, primarily due to an increase in accrued salaries and wages.
Cash flow from operating activities for the six months ended June 30, 2021 increased $61.8 million to $252.2 million, compared with $190.5 million during the same six month period last year, primarily due to increased net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2021 were approximately $31.4 million, compared with approximately $28.8 million for the same six month period last year.
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
The following is a summary of working capital and long-term investments:

	June 30, 2021	December 31, 2020
Working Capital	$728,179,559	$801,593,707
Long Term Investments	193,418,570	162,028,068
Total	$921,598,129	$963,621,775

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). At a recent meeting, the Company's Board of Directors authorized the repurchase of an additional 25,000,000 shares under the plan. During the six months ended June 30, 2021, the Company repurchased 6,166,196 shares. The Company has 28,253,070 shares remaining under the plan as of June 30, 2021, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the second quarter of 2021, the Company reported net sales of $428.0 million, which was an increase of 86% compared to net sales of $229.9 million in the second quarter of 2020. On a quarter-over-quarter basis, global light vehicle production in the Company's primary regions of Europe, North America, Japan/Korea and China increased 36% when compared to the COVID-19 impacted second quarter of 2020. However, when compared to the mid-April 2021 IHS Markit light vehicle production forecast in the Company's primary regions, actual light vehicle production in the second quarter of 2021 declined approximately 1.1 million units, or 7% as a result of industry-wide part shortages and global supply chain constraints. The largest deviation from the forecasted production within the quarter came in North America, which saw an actual light vehicle production decline in excess of 15% compared to the mid-April 2021 forecast. The reduction in light vehicle production compared to forecast was led by certain OEM customers that deploy high levels of the Company's product content, including both interior and exterior auto-dimming mirrors and other electronic features such as Full Display Mirror® and HomeLink®. In total, the impact from the shortfall in vehicle production compared to forecast, led to an estimated mirror unit shipment reduction of approximately 2 million units versus the Company's beginning of the quarter expectations.

The Company's initial forecast for the second quarter was for sales to be one of the largest quarters in the Company's history, but the continual changes in releases and orders resulted in the push out of approximately 2 million units. The unit shipment changes were most severe in North America where the Company's dollar content per vehicle is above the corporate average. When looking forward into the second half of the year and into 2022, the Company believes that the overall demand for vehicles and its products should still provide opportunities for the Company to continue to outperform the underlying market.

In the second quarter of 2021, the Company had 29 total launches of interior and exterior auto-dimming mirrors and electronic features. Of these new launches, 45% contained advanced features with Full Display Mirror® being the primary driver.

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

As of the second quarter of 2021, the Company is shipping production Full Display Mirrors® to nine different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, and Maserati. As of the end of the second quarter of 2021, the Company is shipping Full Display Mirror® on 56 nameplates, and is forecasting at least 10 new vehicle nameplate launches for the second half of 2021. The second quarter 2020 launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles. As of the end of the second quarter of 2021 the Company has been awarded Full Display Mirror® programs with 14 OEMs.

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

On December 8, 2015 NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period. The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018 beginning with model year 2019 vehicles.   The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. In March 2020, HR 6256 was introduced, which would require NHTSA to update NCAP. There are multiple bills being discussed in both the U.S. House of Representatives and the U.S. Senate that relate to NCAP.

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
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect® which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include but are not limited to motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes and golf carts. In May 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in newer markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 9 platforms, which are: the A4, A5, A6, A7, Q5, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout 2022 and 2023, as well as the initial launch of ITM® at its second OEM. The launch is targeted to begin production shipments in the second half of calendar year 2021. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

Medical

In January 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. In 2021, the Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

OTHER

Automotive revenues represent approximately 98% - 99% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

The Company continues to experience pricing pressure from its automotive customers and competitors, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these price reductions with engineering and purchasing cost reductions, productivity improvements, and increases in unit sales volume, but there is no assurance the Company will be able to do so in the future.

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products. The Company has been likewise affected by the COVID-19 pandemic and industry-wide parts shortages and global supply constraints.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the second half of 2021, and full years 2021 and 2022 are based on the mid-July 2021 IHS Markit light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea and China. Second half of 2021, and calendar years 2021 and 2022 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-July light vehicle production forecast)
(in Millions)
Region	2h 2021	2h 2020	% Change	Calendar Year 2022	Calendar Year 2021	Calendar Year 2020	2022 vs 2021 % Change	2021 vs 2020 % Change
North America	7.83	7.87	(1)%	17.03	14.63	13.02	16%	12%
Europe	9.11	9.61	(5)%	20.29	18.05	16.57	12%	9%
Japan and Korea	6.04	6.15	(2)%	12.40	11.81	11.21	5%	5%
China	13.26	14.24	(7)%	26.60	24.98	23.59	6%	6%
Total Light Vehicle Production	36.24	37.87	(4)%	76.32	69.47	64.39	10%	8%

Based on the aforementioned light vehicle production forecast,and the results for the first six months of 2021, the Company has provided guidance for the second half of 2021 as shown below. This guidance includes manual adjustments to the Company's forecasts as a result of customer order changes due to part shortages that have impacted the second quarter and will likely continue to impact demand in the second half of this year and perhaps even into 2022. The Company has also updated the cost and profitability model to include impacts due to elevated raw material prices, freight expenses and labor costs. In addition, over the last several quarters, the Company has been closely monitoring the tariff discussions between the US and the EU with respect to EU Regulation 2018/0886, which was scheduled to go into effect on June 1, 2021. The EU, however, suspended the implementation until November 30, 2021 as part of on-going discussions. The Company remains hopeful that a trade agreement can be reached before this date so that the increased tariffs do not take effect. The guidance for the second half of 2021 is a follows, which does NOT take into account the aforementioned potential increased tariff costs:

•Revenue is expected to be between $970 million and $1.07 billion
•Gross Margin is expected to be between 37.5% and 38.5%
•Operating Expenses are expected to be approximately $105 to $110 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 16% and 18%
•Capital Expenditures are expected to be between $50 and $60 million
•Depreciation and Amortization is expected to be between $54 and $59 million

Ongoing uncertainties remain around the impact of the COVID-19 pandemic on customer demand and restrictions on operations. COVID-19 has created unprecedented circumstances for the Company's industries, which included massive changes to production levels at its customers that occurred in a very short time period. Beyond the impact of the COVID-19 pandemic, other ongoing uncertainties remain including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company continue to will consider the appropriateness of any share repurchases for the remainder of 2021. This determination will take into account macroeconomic issues (including the impact of the COVID-19 pandemic and industry-wide parts shortages and global supply chain constraints), market trends, and other factors that the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, tax rates, and available cash). At a recent meeting, the Company's Board of Directors authorized the repurchase of an additional 25,000,000 shares under the plan. As of June 30, 2021, the Company has 28.3 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-July 2021 light vehicle production estimates for 2022, the Company is providing revenue guidance for 2022, despite the fact that there continues to be significant uncertainty regarding macroeconomic conditions, underlying overall consumer demand for light vehicles worldwide, and the continued impact from the COVID-19 pandemic. The Company estimates that revenue for calendar year 2022 will be approximately 10% - 15% higher than estimated revenue in calendar year 2021.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). During the quarter ended June 30, 2021, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2020 are set forth herein.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets that have and could continue to reduce demand for its products.

Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” "future," “goal,” "guidance," “hope,” "intend," “may,” "optimistic," “plan,” “poised,” "predict," “project,” "should," "strategy," "target," “will,” and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages and global supply chain constraints; supply chain disruptions; our dependence of information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and industry-wide parts shortages and global supply chain contraints that have affected, are affecting and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of July 16, 2021 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2020. There have been material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2020, as described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein, as well as the following revised risk factor:

SUPPLY CHAIN DISRUPTIONS

As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain have occurred, are occurring, and are expected to continue to occur due to the COVID-19 pandemic and industry-wide parts shortages and global supply chain constraints. Disruptions can also occur due to natural disasters, other pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances have disrupted, are disrupting, and will continue to disrupt our shipments to automakers and Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the second quarter of 2021, the Company repurchased 3,411,131 shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the Microchip shortage), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

At a recent meeting, the Company's Board of Directors authorized the repurchase of an additional 25,000,000 shares under the plan. After the Company repurchased 6,166,196 shares during the first six months of 2021, the Company has 28.3 million shares remaining under the plan as of June 30, 2021.

The following is a summary of share repurchase activity during each month of the quarter ended June 30, 2021:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2021	—	—	—	9,419,266
February 2021	1,005,009	35.27	1,005,009	8,414,257
March 2021	1,750,056	35.57	1,750,056	6,664,201
1st Quarter 2021 Total	2,755,065	35.46	2,755,065

April 2021	250,000	35.66	250,000	6,414,201
May 2021	1,175,144	34.90	1,175,144	30,239,057
June 2021	1,985,987	33.23	1,985,987	28,253,070
2nd Quarter 2021 Total	3,411,131	33.98	3,411,131

2021 Total	6,166,196	34.64	6,166,196	28,253,070

As of June 30, 2021 the Company has repurchased 143,746,658 shares at a total cost of $2,375,681,751 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 5, 2021	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 5, 2021	/s/ Kevin C. Nash
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