Form 10-Q
period 2021-09-30
GENTEX CORP
filed 2021-11-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 22, 2021
Common Stock, $.06 Par Value	236,520,081

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2021
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,965,105	$423,371,036
Short-term investments	6,936,547	27,164,369
Accounts receivable, net	241,225,710	284,925,335
Inventories	292,599,881	226,291,843
Prepaid expenses and other	63,979,883	17,577,981
Total current assets	874,707,126	979,330,564

PLANT AND EQUIPMENT—NET	451,811,914	468,135,135

OTHER ASSETS
Goodwill	314,805,654	311,922,787
Long-term investments	204,671,558	162,028,068
Intangible assets, net	243,163,539	249,748,127
Patents and other assets, net	27,268,962	26,776,489
Total other assets	789,909,713	750,475,471
Total assets	$2,116,428,753	$2,197,941,170

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$100,532,642	$84,784,423
Accrued liabilities	91,909,057	92,952,434
Total current liabilities	192,441,699	177,736,857

OTHER NON-CURRENT LIABILITIES	18,680,307	17,300,442

DEFERRED INCOME TAXES	17,676,461	38,960,743

Total liabilities	228,798,467	233,998,042

SHAREHOLDERS’ INVESTMENT
Common stock	14,192,076	14,621,572
Additional paid-in capital	865,063,949	852,771,508
Retained earnings	1,005,103,661	1,089,698,996
Accumulated other comprehensive income	3,270,600	6,851,052
Total shareholders’ investment	1,887,630,286	1,963,943,128
Total liabilities and shareholders’ investment	$2,116,428,753	$2,197,941,170

Note: The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET SALES	$399,598,744	$474,638,584	$1,311,328,609	$1,158,325,866

COST OF GOODS SOLD	258,698,723	286,401,872	835,531,679	769,556,865
Gross profit	140,900,021	188,236,712	475,796,930	388,769,001

OPERATING EXPENSES:
Engineering, research and development	29,750,973	27,812,730	86,462,112	86,421,121
Selling, general & administrative	22,984,108	21,571,093	67,511,555	65,206,080
Total operating expenses	52,735,081	49,383,823	153,973,667	151,627,201

Income from operations	88,164,940	138,852,889	321,823,263	237,141,800

OTHER INCOME
Investment income	856,351	1,825,257	2,782,900	5,733,939
Other income, net	872,943	2,218,852	2,370,527	3,423,881
Total other income	1,729,294	4,044,109	5,153,427	9,157,820

INCOME BEFORE PROVISION FOR INCOME TAXES	89,894,234	142,896,998	326,976,690	246,299,620

PROVISION FOR INCOME TAXES	13,233,686	25,804,396	50,358,854	42,075,250

NET INCOME	$76,660,548	$117,092,602	$276,617,836	$204,224,370

EARNINGS PER SHARE: (1)
Basic	$0.32	$0.48	$1.15	$0.83
Diluted	$0.32	$0.48	$1.15	$0.82

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$76,660,548	$117,092,602	$276,617,836	$204,224,370

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(349,165)	1,823,667	(238,378)	1,268,204
Unrealized (losses) gains on debt securities, net	(816,801)	(146,647)	(4,230,473)	5,655,644

Other comprehensive income (loss), before tax	(1,165,966)	1,677,020	(4,468,851)	6,923,848

Income tax impact related to components of other comprehensive income (loss)	(171,528)	(30,796)	(888,399)	1,187,685

Other comprehensive income (loss), net of tax	(994,438)	1,707,816	(3,580,452)	5,736,163

Comprehensive income	$75,666,110	$118,800,418	$273,037,384	$209,960,533

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989
Issuance of common stock from stock plan transactions	398,873	23,932	7,093,058	—	—	7,116,990
Repurchases of common stock	(2,830,850)	(169,851)	(9,200,264)	(81,211,798)	—	(90,581,913)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,492,763	—	—	7,492,763
Dividends declared ($0.12 per share)	—	—	—	(28,382,653)	—	(28,382,653)
Net income	—	—	—	76,660,548	—	76,660,548
Other comprehensive income	—	—	—	—	(994,438)	(994,438)
BALANCE AS OF SEPTEMBER 30, 2021	236,534,612	$14,192,076	$865,063,949	$1,005,103,661	$3,270,600	$1,887,630,286

BALANCE AS OF JULY 1, 2020	245,775,488	$14,746,529	$818,678,880	$986,442,760	$2,739,244	$1,822,607,413
Issuance of common stock from stock plan transactions	461,983	27,719	7,938,770	—	—	7,966,489
Repurchases of common stock	(1,175,756)	(70,545)	(3,515,510)	(28,074,807)	—	(31,660,862)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,306,543	—	—	7,306,543
Dividends declared ($0.12 per share)	—	—	—	(29,407,702)	—	(29,407,702)
Net income	—	—	—	117,092,602	—	117,092,602
Other comprehensive income	—	—	—	—	1,707,816	1,707,816
BALANCE AS OF SEPTEMBER 30, 2020	245,061,715	$14,703,703	$830,408,683	$1,046,052,853	$4,447,060	$1,895,612,299

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	1,838,789	110,327	20,663,547	—	—	20,773,874
Repurchases of common stock	(8,997,046)	(539,823)	(28,486,027)	(275,169,905)	—	(304,195,755)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	20,114,921	—	—	20,114,921
Dividends declared ($0.36 per share)	—	—	—	(86,043,266)	—	(86,043,266)
Net income	—	—	—	276,617,836	—	276,617,836
Other comprehensive loss	—	—	—	—	(3,580,452)	(3,580,452)
BALANCE AS OF SEPTEMBER 30, 2021	236,534,612	$14,192,076	$865,063,949	$1,005,103,661	$3,270,600	$1,887,630,286

BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	1,815,270	108,917	23,568,264	—	—	23,677,181
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(8,194,788)	(491,688)	(23,730,322)	(186,258,436)	—	(210,480,446)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	19,093,196	—	—	19,093,196
Dividends declared ($0.36 per share)	—	—	—	(88,285,214)	—	(88,285,214)
Net income	—	—	—	204,224,370	—	204,224,370
Other comprehensive income	—	—	—	—	5,736,163	5,736,163
BALANCE AS OF SEPTEMBER 30, 2020	245,061,715	$14,703,703	$830,408,683	$1,046,052,853	$4,447,060	$1,895,612,299

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276,617,836	$204,224,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,105,881	78,489,026
(Gain) on disposal of assets	(459,528)	(281,542)
Loss on disposal of assets	213,430	146,195
(Gain) on sale of investments	(969,971)	(1,504,757)
Loss on sale of investments	192,346	143,370
Change in deferred income taxes	(20,269,706)	(9,559,993)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	20,114,921	23,266,906
Change in operating assets and liabilities:
Accounts receivable, net	43,704,625	(32,832,997)
Inventories	(66,308,038)	15,659,539
Prepaid expenses and other	(45,504,501)	8,934,297
Accounts payable	15,748,219	(7,389,582)
Accrued liabilities, excluding dividends declared and short-term debt	1,195,477	49,749,418
Net cash provided by operating activities	299,380,991	329,044,250

CASH FLOWS (USED FOR) FROM INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	34,250,068	15,559,590
Maturities and calls	26,110,000	117,172,368
Purchases	(86,228,584)	(59,933,780)
Plant and equipment additions	(44,357,786)	(37,048,073)
Proceeds from sale of plant and equipment	2,550,805	331,465
Acquisition of businesses, net of cash acquired	(12,023,440)	(8,043,217)
Increase in other assets	(2,763,847)	(3,326,783)
Net cash (used for) provided by investing activities	(82,462,784)	24,711,570

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	75,000,000
Repayment of borrowings on Credit Agreement	—	(50,000,000)
Issuance of common stock from stock plan transactions	20,773,874	23,677,181
Cash dividends paid	(86,902,257)	(87,774,635)
Repurchases of common stock	(304,195,755)	(210,480,446)
Net cash (used for) financing activities	(370,324,138)	(249,577,900)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,405,931)	104,177,920

CASH AND CASH EQUIVALENTS, beginning of period	423,371,036	296,321,622

CASH AND CASH EQUIVALENTS, end of period	$269,965,105	$400,499,542

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2020 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; and $0.9 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020. During the third quarter of 2021, the Company made adjustments as part of the open measurement periods for Argil and for Air-Craftglass Production BV ("Air-Craftglass"), which was acquired in the third quarter of 2020. The Company reduced Goodwill recorded for Argil by $0.1 million and recorded an additional $0.2 million for Air-Craftglass during the third quarter of 2021. The Company also recorded $2.8 million in Goodwill as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. See Note 15 for more information on these transactions. The carrying value of Goodwill as of both September 30, 2021 and December 31, 2020 was $314.8 million and $311.9 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2020	$311,922,787
Acquisitions	2,848,364
Divestitures	—
Impairments	—
Other (Net Measurement Period Adjustments)	34,503
Balance as of September 30, 2021	$314,805,654

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

The Company also acquired In-Process Research & Development ("I P R & D") as part of the acquisition of: Vaporsens; Air-Craftglass; and Argil, each of which has been previously disclosed. The Company also acquired I P R & D as part of the acquisition of Guardian in the first quarter of 2021. See Note 15 for more information on the Guardian transaction.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,124,090	$(25,858,926)	$13,265,164	Various
Vaporsens Technology Licenses	346,654	(62,740)	283,914	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(120,000,000)	60,000,000	12 years
Existing Customer Platforms	43,000,000	(34,400,000)	8,600,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	800,000	—	800,000	Indefinite
Guardian In-Process R&D	8,485,407	—	8,485,407	Indefinite
Total Other Intangible Assets	$397,563,539	$(154,400,000)	$243,163,539

Total Patents & Other Intangible Assets	$437,034,283	$(180,321,666)	$256,712,617

As of December 31, 2020:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$38,625,292	$(24,528,853)	$14,096,439	Various
Vaporsens Technology Licenses	300,985	(38,856)	262,129	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(108,750,000)	71,250,000	12 years
Existing Customer Platforms	43,000,000	(31,175,000)	11,825,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,394,995	—	1,394,995	Indefinite
Total Other Intangible Assets	$389,673,127	$(139,925,000)	$249,748,127

Total Patents & Other Intangible Assets	$428,599,404	$(164,492,709)	$264,106,695

Amortization expense on patents and intangible assets was approximately $5.5 million and $16.7 million during the three and nine months ended September 30, 2021, respectively, compared to approximately $5.6 million and $16.8 million for the same periods ended September 30, 2020, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for each of the years ending December 31, 2021 and 2022 to be approximately $22 million annually, for the year ending December 31, 2023 to be approximately $20 million, for the year ending December 31, 2024 to be approximately $16 million, and for the year ending December 31, 2025 to be approximately $12 million.

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled approximately $14.0 million and $4.0 million as of September 30, 2021 and December 31, 2020, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheets.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2021 and December 31, 2020:

As of September 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$269,965,105	$269,965,105	$—	$—
Short-Term Investments:
Certificate of Deposit	1,765,030	1,765,030	—	—
Corporate Bonds	2,032,660	—	2,032,660	—
Municipal Bonds	1,334,868	—	1,334,868	—
Other	1,803,989	1,803,989	—	—
Long-Term Investments:
Asset Backed Securities	27,739,691	—	27,739,691	—
Certificate of Deposit	2,073,655	2,073,655	—	—
Corporate Bonds	32,845,042	—	32,845,042	—
Government Securities	39,596,133	—	39,596,133	—
Municipal Bonds	88,368,667	—	88,368,667	—
Total	$467,524,840	$275,607,779	$191,917,061	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$423,371,036	$423,371,036	$—	$—
Short-Term Investments:
Certificate of Deposit	1,516,693	1,516,693	—	—
Corporate Bonds	7,155,600	—	7,155,600	—
Government Securities	6,678,450	—	6,678,450	—
Municipal Bonds	10,284,765	—	10,284,765	—
Other	1,528,861	1,528,861	—	—
Long-Term Investments:
Asset-backed Securities	37,924,537	—	37,924,537	—
Certificate of Deposit	3,645,520	3,645,520		—
Corporate Bonds	9,024,035	—	9,024,035	—
Municipal Bonds	107,407,831	—	107,407,831	—
Total	$608,537,328	$430,062,110	$178,475,218	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2021 and December 31, 2020:

As of September 30, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,589	$14,441	$—	$1,765,030
Corporate Bonds	1,992,456	40,204	—	2,032,660
Municipal Bonds	1,334,020	848	—	1,334,868
Other	1,803,989	—	—	1,803,989
Long-Term Investments:
Asset Backed Securities	28,223,803	80,480	(564,592)	27,739,691
Certificate of Deposit	2,002,082	71,573	—	2,073,655
Corporate Bonds	32,791,105	300,347	(246,410)	32,845,042
Government Securities	39,704,080	9,126	(117,073)	39,596,133
Municipal Bonds	84,489,341	4,009,321	(129,995)	88,368,667
Total	$194,091,465	$4,526,340	$(1,058,070)	$197,559,735

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2020:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,187	$14,506	$—	$1,516,693
Corporate Bonds	7,084,638	70,962	—	7,155,600
Government Securities	6,635,132	43,318	—	6,678,450
Municipal Bonds	10,160,376	124,389	—	10,284,765
Other	1,528,861	—	—	1,528,861
Long-Term Investments:
Asset-backed Securities	37,681,113	800,802	(557,378)	37,924,537
Certificate of Deposit	3,503,898	141,622	—	3,645,520
Corporate Bonds	8,595,020	429,015	—	9,024,035
Municipal Bonds	100,776,325	6,635,428	(3,922)	107,407,831
Total	$177,467,550	$8,260,042	$(561,300)	$185,166,292

Unrealized losses on investments as of September 30, 2021, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$496,385	$63,013,355
Loss duration of greater than one year	561,685	7,864,526
Total	$1,058,070	$70,877,881

Unrealized losses on investments as of December 31, 2020, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$561,300	$12,317,187
Loss duration of greater than one year	—	—
Total	$561,300	$12,317,187

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the periods presented. The Company has the intention and current ability to hold its debt investments until any amortized cost basis has been recovered.

Fixed income securities as of September 30, 2021 have contractual maturities as follows:

Due within one year	$5,132,558
Due between one and five years	61,209,692
Due over five years	129,413,495
$195,755,745

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2021	December 31, 2020
Raw materials	$209,029,089	$151,688,455
Work-in-process	33,882,944	32,791,675
Finished goods	49,687,848	41,811,713
Total Inventory	$292,599,881	$226,291,843

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings Per Share
Net Income	$76,660,548	$117,092,602	$276,617,836	$204,224,370
Less: Dividends and undistributed earnings allocated to participating securities	1,240,581	1,697,281	4,240,503	2,906,048
Net Income available to common shareholders	$75,419,967	$115,395,321	$272,377,333	$201,318,322

Basic weighted average shares outstanding	234,005,573	241,898,117	236,628,999	243,240,699
Net Income per share - Basic	$0.32	$0.48	$1.15	$0.83

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$75,419,967	$115,395,321	$272,377,333	$201,318,322
Reallocation of undistributed earnings	2,943	4,742	13,289	6,731
Net Income available to common shareholders - Diluted	$75,422,910	$115,400,063	$272,390,622	$201,325,053

Number of shares used in basic computation	234,005,573	241,898,117	236,628,999	243,240,699
Additional weighted average dilutive common stock equivalents	897,636	918,950	1,108,216	1,026,916
Diluted weighted average shares outstanding	234,903,209	242,817,067	237,737,215	244,267,615

Net Income per share - Diluted	$0.32	$0.48	$1.15	$0.82

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	987,757	412,775	180,669	412,775

(6)    Stock-Based Compensation Plans
As of September 30, 2021, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
The 2019 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which potential awards may be stock options (both incentive stock options and non-qualified stock options), appreciation rights, restricted stock awards and restricted stock units, performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. The 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2020, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $7,492,763 for the three months ended September 30, 2021, and total compensation expense for share-based payments of

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$20,114,921 for the nine months ended September 30, 2021. The Company recognized compensation expense for share-based payments for the three months ended September 30, 2020 of $6,904,725 and $22,865,087 for the nine months ended September 30, 2020, which included approximately $4,173,710 in severance expense that was recognized during the second quarter of 2020. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2021, 6,156,962 share awards have been granted under the Plan, resulting in 15,031,810 shares, of 45,000,000 total shares available, to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	3,256,685	1.00	3,256,685
Restricted Stock / Performance Shares	2,900,277	4.06	11,775,125
Total	6,156,962		15,031,810
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of September 30, 2021, there was $9,556,647 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividend Yield (1)	1.83%	1.98%	1.86%	1.99%
Expected volatility (2)	27.47%	27.72%	27.67%	27.38%
Risk-free interest rate (3)	0.98%	0.28%	0.92%	0.31%
Expected term of options (years) (4)	4.14	4.16	4.15	4.16
Weighted-avg. grant date fair value	$6.32	$4.64	$6.49	$4.38
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2021, the Company had unearned stock-based compensation of $48,175,427 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to compensation expense over the applicable restriction periods. Amortization expense from restricted stock in the three months ended September 30, 2021 was $5,215,981 and amortization expense from restricted stock grants in the nine months ended September 30, 2021 was $13,978,358. Amortization expense from restricted stock grants for the three months ended September 30, 2020 was $4,366,025 and amortization expense from restricted stock grants in the nine months ended September 30, 2020 was $16,271,774, which included $4,148,477 of severance related expense for the second quarter of 2020.

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

As of September 30, 2021, the Company had unearned stock-based compensation of $7,967,733 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Amortization expense from performance share grants in the three and nine months ended September 30, 2021 was $581,830 and $1,387,584, respectively. Amortization expense from performance share grants in the three and nine months ended September 30, 2020 was $1,403,799 and $2,361,359, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of September 30, 2021, the Company has issued 1,463,744 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$879,832	$(2,940,052)	$769,045	$(2,384,589)
Other Comprehensive income (loss) before reclassifications	(349,165)	1,823,667	(238,378)	1,268,204
Net current-period change	(349,165)	1,823,667	(238,378)	1,268,204
Balance at end of period	530,667	(1,116,385)	530,667	(1,116,385)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	3,385,206	5,679,296	6,082,007	1,095,486
Other Comprehensive income (loss) before reclassifications	(645,273)	208,503	(2,727,750)	5,543,455
Amounts reclassified from accumulated other comprehensive income	—	(324,354)	(614,324)	(1,075,496)
Net current-period change	(645,273)	(115,851)	(3,342,074)	4,467,959
Balance at end of period	2,739,933	5,563,445	2,739,933	5,563,445

Accumulated other comprehensive income, end of period	$3,270,600	$4,447,060	$3,270,600	$4,447,060

The following table presents details of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive Income				Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September
	2021	2020	2021	2020
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$—	$410,575	$777,625	$1,361,387	Investment income
Provision for income taxes	—	(86,221)	(163,301)	(285,891)	Provision for income taxes
Total net reclassifications for the period	$—	$324,354	$614,324	$1,075,496	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of September 30, 2021, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2021, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the nine months ended September 30, 2021, was primarily due to the repurchases of 9.0 million shares, partially offset by the issuance of 1.8 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 7.2 million shares.

The Company recorded a cash dividend of $0.120 per share during the third quarter of 2021 as compared to a cash dividend of $0.120 per share during the third quarter of 2020. The third quarter 2021 dividend of $28.4 million was declared on August 4, 2021, and was paid on October 21, 2021.

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

(11)    Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows and laminate products for the aerospace industry and fire protection products for the commercial construction industry. In 2020, the Company acquired Vaporsens, which specializes in nanofiber chemical sensing. These three non-automotive segments are combined into the "Other" segment as shown below. In first quarter of 2021, the Company acquired Guardian, which is combined in the Automotive Segment below. Further information in regards to the Guardian transaction is included in Note 15 of the financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Automotive Products	$391,338,185	$464,673,587	$1,287,578,273	$1,126,597,020
Other	8,260,559	9,964,997	23,750,336	31,728,846
Total	$399,598,744	$474,638,584	$1,311,328,609	$1,158,325,866
Income (Loss) from operations:
Automotive Products	$89,121,170	$138,428,628	$325,579,533	$233,149,936
Other	(956,230)	424,261	(3,756,270)	3,991,864
Total	$88,164,940	$138,852,889	$321,823,263	$237,141,800

(12)    Income Taxes

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective tax rate was 15.4% in the nine months ended September 30, 2021, compared to an effective tax rate of 17.1% for the same period in 2020. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30,2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2021	2020	2021	2020
Automotive Products
U.S.	$128,570,314	$156,521,110	$410,852,689	$347,952,489
Germany	55,162,289	56,514,969	183,513,145	153,166,702
Japan	53,750,242	64,353,263	161,814,352	152,824,143
Mexico	25,239,690	33,342,171	85,574,821	92,882,253
Other	128,615,650	153,942,074	445,823,266	379,771,433
Total Automotive Products	$391,338,185	$464,673,587	$1,287,578,273	$1,126,597,020
Other Products (U.S.)	8,260,559	9,964,997	23,750,336	31,728,846
Total Revenue	$399,598,744	$474,638,584	$1,311,328,609	$1,158,325,866

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political and labor conditions; a pandemic; global supply chain constraints; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2021	2020	2021	2020
Automotive Segment
Automotive Mirrors & Electronics	$360,415,449	$427,426,159	$1,185,997,034	$1,039,112,012
HomeLink Modules*	30,922,736	37,247,428	101,581,239	87,485,008
Total Automotive Products	$391,338,185	$464,673,587	$1,287,578,273	$1,126,597,020

Other Segment
Fire Protection Products	5,886,227	6,378,303	18,010,048	17,384,594
Aerospace Products	2,374,332	3,586,694	5,740,288	14,344,252
Total Other	$8,260,559	$9,964,997	$23,750,336	$31,728,846

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2021 was 2 years, with a weighted average discount rate of 1.1%.

Future minimum lease payments for operating leases as of September 30, 2021 were as follows:

Year ending December 31,

2021 (excluding the nine months ended September 30, 2021)	$388,416
2022	1,072,816
2023	548,316
2024	48,833
2025	6,287
Thereafter	127
Total future minimum lease payments	2,064,795
Less imputed interest	(10,858)
Total	$2,053,937

Reported as of September 30, 2021

Accrued Liabilities	$1,247,544
Other Non-Current Liabilities	806,393
Total	$2,053,937

(15)    Acquisitions
On September 18, 2020, the Company acquired the stock of Air-Craftglass, a Belgian company specializing in research and development of laminate products for the aviation industry, for an initial payment of $1.1 million. The Company funded the acquisition with a cash payment from cash on hand. The transaction also included contingent consideration based on future revenues of Air-Craftglass. The valuation process was completed during the third quarter of 2021.

Air-Craftglass is now a 100% owned subsidiary of the Company, and is classified within the “Other” segment. The assets acquired and liabilities assumed as a part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Air-Craftglass which were included in the Company’s condensed consolidated statements of income and comprehensive income for the year to date period ended September 30, 2021.

On December 14, 2020, the Company acquired the stock of Argil for $3.7 million, which was in addition to the previous $4.2 million cash equity investment by the Company in Argil. The Company funded the acquisition with a cash payment from cash on hand. Argil specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, deferred taxes, net working capital, and the resulting effects on the amount of recorded goodwill. The Company

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expects to finalize these matters within the measurement period, which will remain open through the fourth quarter of 2021.

Argil is now 100% owned and merged with the Company, and has been classified within the “Automotive” segment. The assets acquired and liabilities assumed as part of this stock purchase were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Argil which were included in the Company’s condensed consolidated statements of income and comprehensive income for the year to date period ended September 30, 2021.

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

Guardian is now a 100% owned subsidiary of the Company as Gentex Technologies (Israel), LTD, and is classified within the Automotive segment. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Guardian which were included in the Company’s condensed consolidated statement of income and comprehensive income for the year to date period ended September 30, 2021.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of March 3, 2021:

Fair Value
Current Assets	$32,000
Personal Property	15,000
In-Process R&D	6,795,461
Trade Names and Trademarks	1,301,542
Deferred Tax Asset	1,049,073
Goodwill	2,848,364
Total Net Assets Acquired	$12,041,440

Through September 30, 2021, the Company has incurred acquisition-related costs of approximately $375,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Condensed Consolidated Income Statement.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER 2021 VERSUS THIRD QUARTER 2020
Net Sales. Net sales for the third quarter of 2021 decreased by $75.0 million or 16% when compared with the third quarter of 2020.
Automotive net sales for the third quarter of 2021 were $391.3 million, compared with automotive net sales of $464.7 million in the third quarter of 2020. Auto-dimming mirror unit shipments by the Company decreased 7% during the quarter, compared to the third quarter of 2020.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2021, and 2020 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
North American Interior Mirrors	1,897	2,234	(15)%	5,843	5,040	16%
North American Exterior Mirrors	1,355	1,404	(4)%	4,345	3,093	40%
Total North American Mirror Units	3,252	3,638	(11)%	10,188	8,133	25%

International Interior Mirrors	4,629	4,940	(6)%	15,219	12,889	18%
International Exterior Mirrors	1,928	1,981	(3)%	6,605	5,191	27%
Total International Mirror Units	6,557	6,921	(5)%	21,823	18,080	21%

Total Interior Mirrors	6,526	7,174	(9)%	21,062	17,928	17%
Total Exterior Mirrors	3,283	3,385	(3)%	10,949	8,285	32%
Total Auto-Dimming Mirror Units	9,809	10,559	(7)%	32,011	26,213	22%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $8.3 million in the third quarter of 2021, a decrease of 17%, compared to $10.0 million in the third quarter of 2020. This decrease is in large part attributable to a 34% quarter over quarter decline in variable dimmable aircraft windows sales, which decreased to $2.4 million in the third quarter of 2021 from $3.6 million in the third quarter of 2020. Fire protection sales decreased by 8% in the third quarter of 2021 to $5.9 million, compared to $6.4 million in the third quarter of 2020.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 64.7% in the third quarter of 2021 versus 60.3% in the third quarter of 2020. Compared to the third quarter of 2020, gross margin was primarily impacted by the lower sales levels stemming from the 23% quarter over quarter decline in light vehicle production the Company's primary regions. Gross margin was also negatively impacted by customer price reductions and increases in freight and other supply chain related costs. On a quarter over quarter basis, the fixed overhead leverage had a negative impact of approximately 250 - 300 basis points on the gross margin. Customer price reductions and increases in freight and other supply chain costs each had a negative impact of approximately 150 - 200 basis points. These impacts were partially offset by price reductions on raw materials and product mix, which each had a positive impact of approximately 150 - 200 basis points on gross margin on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the third quarter of 2021 increased by $1.9 million when compared with the third quarter of 2020.
.
Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.4 million for the third quarter of 2021 compared to the third quarter of 2020. S, G & A expenses were 6% of net sales in the third quarter of 2021, compared to 5% of net sales in the third quarter of 2020. S, G, & A expenses increased on a quarter over quarter basis primarily due to increases in wages and selling expenses.

Total operating expenses were $52.7 million in the third quarter of 2021, which increased by 7% or $3.4 million, from $49.4 million in the third quarter of 2020.

Total Other Income. Total other income for the third quarter of 2021 decreased by $2.3 million when compared with the third quarter of 2020.
Provision for Income Taxes. The effective tax rate was 14.7% for, and an income tax expense of $13.2 million was recorded in, the third quarter of 2021 compared to an income tax expense of $25.8 million for the same quarter of 2020. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2021 was $76.7 million, compared to net income of $117.1 million the third quarter of 2020. The decrease in net income was driven by the quarter over quarter change in sales, gross margins, and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the third quarter of 2021 of $0.32, compared to earnings per diluted share of $0.48 for the third quarter of 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2020
Net Sales. Net Sales for the nine months ended September 30, 2021 increased by $153.0 million or 13% when compared with the same period in 2020.
Automotive net sales for the first nine months of 2021 were $1.3 billion, up 14% compared with automotive net sales of $1.13 billion million for the first nine months of 2020, driven by a 22% period over period increase in automotive mirror unit shipments. North American automotive mirror shipments in the nine months ended September 30, 2021 increased 25% to 10.2 million units compared with the same period in 2020.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 63.7% for the first nine months of 2021, versus 66.4% in the same period last year. The period over period increase in the gross profit margin was primarily the result of the Company's better leverage of fixed overhead, positive structural cost savings put in place during the second quarter of 2020, and purchasing cost reductions. These improvements in gross margin were partially offset by annual customer price reductions. On a period over period basis, better fixed overhead leverage had a positive impact of approximately 300 - 350 basis points on gross margin, and the savings as a result of structural cost reductions that took place in the second quarter of 2020 had a positive impact of approximately 150 - 200 basis points on gross margin. Purchasing cost reductions had a positive impact of approximately 50 - 100 basis points on gross margin on a period over period basis. These positive impacts were partially offset by annual customer price reductions, which had a negative impact of approximately 150 - 200 basis points on gross margin on a period over period basis.
Operating Expenses. E, R & D for the nine months ended September 30, 2021 were $86.5 million, compared with $86.4 million for the same period last year.
S, G & A for the first nine months of 2021 increased 3.5% or $2.3 million when compared with the same period last year. In the first nine months of 2021, the Company recognized S, G & A savings from the structural cost savings put in place in the second quarter of 2020, but those savings were mostly offset by increases in wages and selling expenses, professional fees, and outbound freight costs. A lack of international travel and the cancellation of most industry-based trade shows due to the COVID-19 pandemic also impacted operating expenses for both nine month periods.
Total Other Income. Total other income for the nine months ended September 30, 2021 was $5.2 million compared with $9.2 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.4% for the nine months ended September 30, 2021 compared to 17.1% for the same period of 2020.
Net Income. Net income for the nine months ended September 30, 2021 increased by $72.4 million or 35% to $276.6 million versus $204.2 million in the same period last year. The increase in net income was driven by the period over period increase in sales, higher gross profits, and the continued operating leverage as a result of the structural cost savings that were put in place during the second quarter of 2020.
Earnings Per Share. The Company had earnings per diluted share for the nine months ended September 30, 2021 of $1.15 which compared to earnings per diluted share of $0.82 for the nine months ended September 30, 2020. The increase in earnings per share is primarily due to the higher net income but also positively impacted by a lower diluted share count when compared to the same period of 2020.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2021 were $270.0 million, which decreased $153.4 million compared to $423.4 million as of December 31, 2020. The decrease was primarily due to share repurchases, dividend payments and capital expenditures, which were partially offset by cash flows from operations, during the nine months ended September 30, 2021.
Short-term investments as of September 30, 2021 were $6.9 million, down from $27.2 million as of December 31, 2020, and long-term investments were $204.7 million as of September 30, 2021, compared to $162.0 million as of December 31, 2020. Changes in the investment balances were primarily driven by maturities of investments and additional investment purchases during the nine months ended September 30, 2021.
Accounts receivable as of September 30, 2021 decreased approximately $43.7 million compared to December 31, 2020, primarily due to the timing of sales during the most recently completed nine months. As of September 30, 2021, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of September 30, 2021 were $292.6 million, compared to $226.3 million as of December 31, 2020, primarily due to increases in raw materials.

Accounts payable as of September 30, 2021 increased approximately $15.7 million to $100.5 million when compared to December 31, 2020, primarily driven by month end payment timing.
Accrued liabilities as of September 30, 2021 decreased approximately $1.0 million compared to December 31, 2020.
Cash flow from operating activities for the nine months ended September 30, 2021 decreased $29.7 million to $299.4 million, compared with $329.0 million during the same nine month period last year, primarily due to changes in working capital.
Capital expenditures for the nine months ended September 30, 2021 were approximately $44.4 million, compared with approximately $37.0 million for the same nine month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs.
The Company estimates that it currently has building capacity to manufacture approximately 33 - 36 million interior mirror units annually and approximately 14 - 17 million exterior mirror units annually, based on current product mix. The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	September 30, 2021	December 31, 2020
Working Capital	$682,265,427	$801,593,707
Long Term Investments	204,671,558	162,028,068
Total	$886,936,985	$963,621,775

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As previously announced, the Company's Board of Directors authorized the repurchase of an additional 25,000,000 shares under the plan. During the nine months ended

September 30, 2021, the Company repurchased 8,997,046 shares. The Company has 25,422,220 shares remaining under the plan as of September 30, 2021, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2021, the Company reported net sales of $399.6 million, which was a decrease of 16% compared to net sales of $474.6 million in the third quarter of 2020. On a quarter-over-quarter basis, global light vehicle production in the Company's primary regions of Europe, North America, Japan/Korea and China decreased 23% when compared to the third quarter of 2020. Additionally, when compared to the mid-July 2021 IHS Markit light vehicle production forecast in the Company’s primary regions, actual light vehicle production during the third quarter of 2021 declined in excess of 3.1 million units, or 19%, as a result of the ongoing industry-wide part shortages and global supply chain constraints. The largest shortfall in light vehicle production for the third quarter of 2021 came from the European and North American markets, which together, experienced actual light vehicle production levels that declined by approximately 27% compared to the third quarter of 2020. The reduction in light vehicle production compared to forecast was led by several OEM customers that deploy high levels of the Company's product content, including both interior and exterior auto-dimming mirrors and other electronic features such as Full Display Mirror® and HomeLink®. The total impact to the Company from the shortfall in vehicle production was a reduction in actual mirror unit shipments of approximately 2.5 to 3 million mirrors versus the Company's beginning of the quarter forecast.

When looking forward into the fourth quarter and into 2022, the Company believes that the overall demand for vehicles and its products should still provide opportunities for the Company to continue to outperform the underlying market.

In the third quarter of 2021, the Company had 12 net new launches of interior and exterior auto-dimming mirrors and electronic features. Of these new launches, 75% contained advanced features with Full Display Mirror® being the primary driver. Also in the third quarter of 2021, there were several new base inside auto-dimming mirror launches, and of these, 40% were for the China domestic market.

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

As of the second quarter of 2021, the Company is shipping production Full Display Mirrors® to eleven different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, along with Maserati and Fiat, and Mercedes. As of the end of the third quarter of 2021, the Company is shipping Full Display Mirror® on 60 nameplates. The second quarter 2020 launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles. As of the end of the third quarter of 2021 the Company has been awarded Full Display Mirror® programs with 14 OEMs.

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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 9 platforms, which are: the A4, A5, A6, A7, Q5, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout 2022 and 2023. During the third quarter of 2021, the Company began shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the fourth quarter of 2021, and full years 2021 and 2022 are based on the mid-October 2021 IHS Markit light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea and China. Fourth quarter of 2021, and calendar years 2021 and 2022 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2021	Q4 2020	% Change	Calendar Year 2022	Calendar Year 2021	Calendar Year 2020	2022 vs 2021 % Change	2021 vs 2020 % Change
North America	3.20	3.85	(17)%	15.24	13.00	13.02	17%	—%
Europe	4.04	5.24	(23)%	18.60	16.02	16.57	16%	(3)%
Japan and Korea	2.66	3.23	(18)%	11.29	10.76	11.21	5%	(4)%
China	6.28	7.82	(20)%	24.50	23.28	23.59	5%	(1)%
Total Light Vehicle Production	16.18	20.14	(20)%	69.63	63.06	64.39	10%	(2)%

Based on the aforementioned light vehicle production forecast and the results for the first nine months of 2021, the Company has provided updated guidance for the second half of 2021 as shown below, which replaces all previous guidance given. This guidance includes manual adjustments to the Company's forecasts as a result of customer order changes and the Company's estimates of the impact that global supply constraints will have on overall light vehicle production. The Company has also updated its cost and profitability model to include impacts stemming from these expected lower vehicle production levels, elevated raw material prices, freight expenses and labor costs. In addition, over the last several quarters, the Company has been closely monitoring the tariff discussions between the US and the EU with respect to EU Regulation 2018/0886, which was scheduled to go into effect on June 1, 2021. The EU, however, suspended the implementation until November 30, 2021 as part of on-going discussions. The Company remains hopeful that a trade agreement can be reached before this date so that the increased tariffs do not take effect. The guidance for the second half of 2021 is as follows, which does not take into account the aforementioned potential increased tariff costs:

•Revenue is expected to be between $770 million and $840 million
•Gross Margin is expected to be between 35% and 36%
•Operating Expenses are expected to be approximately $105 to $108 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 16%
•Capital Expenditures are expected to be between $50 and $60 million
•Depreciation and Amortization is expected to be between $48 and $52 million

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

In accordance with the previously announced share repurchase plan, the Company continue to will consider the appropriateness of any share repurchases for the remainder of 2021. This determination will take into account macroeconomic issues (including the impact of the COVID-19 pandemic and industry-wide parts shortages and global supply chain constraints), market trends, and other factors that the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, tax rates, and available cash). As previously announced, the Company's Board of Directors authorized the repurchase of an additional 25,000,000 shares under the plan. As of September 30, 2021, the Company has 25.4 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-October 2021 light vehicle production estimates for 2022, the Company is providing revenue guidance for 2022, despite the fact that there continues to be significant uncertainty regarding macroeconomic conditions, underlying overall consumer demand for light vehicles worldwide, and the continued impact from the COVID-19 pandemic. The Company estimates that revenue for calendar year 2022 will be approximately 15% - 20% higher than the updated 2021 estimated revenue estimates of $1.68 - $1.75 billion.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). During the quarter ended September 30, 2021, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2020 are set forth herein.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets that have and could continue to reduce demand for its products.

Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of October 18, 2021 (http://www.gentex.com/forecast-disclaimer).

Other Information

On November 2, 2021, Steve Downing, President and Chief Executive Officer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Downing may acquire upon the vesting of: 7,560 restricted shares awarded in 2017; 31,000 restricted shares awarded in 2018; 21,246 restricted shares awarded in 2019; and 49,575 performance shares (payable in common stock) that were awarded in 2019, subject to certain performance conditions. Shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates upon the earlier of March 1, 2022 or when all of the instructions in the plan have been completed by the third-party broker.

On November 2, 2021, Neil Boehm, Vice President of Engineering and Chief Technology Officer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 providing for a third-party broker to sell shares of common stock of the Company that Mr. Boehm may acquire upon the vesting of: 4,500 restricted shares of common stock awarded in 2017; 8,000 restricted shares awarded in 2018; 5,765 restricted shares awarded in 2019; and 13,451 performance shares (payable in common stock) that were awarded in 2019, subject to certain performance conditions. The shares will be sold under the stock trading plan on the open market over the period of time and according to the other parameters set forth under the stock trading plan. The stock trading plan terminates upon the earlier of April 14, 2022 or when all of the instructions in the plan have been completed by the third-party broker.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the third quarter of 2021, the Company repurchased 2,830,850 shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the Microchip shortage as well as other supply chain constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

As previously announced, the Company's Board of Directors recently authorized the repurchase of an additional 25,000,000 shares under the plan. After the Company repurchased 8,997,046 shares during the first nine months of 2021, the Company has 25.4 million shares remaining under the plan as of September 30, 2021.

The following is a summary of share repurchase activity during each month of the quarter ended September 30, 2021:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2021	—	—	—	9,419,266
February 2021	1,005,009	35.27	1,005,009	8,414,257
March 2021	1,750,056	35.57	1,750,056	6,664,201
1st Quarter 2021 Total	2,755,065	35.46	2,755,065

April 2021	250,000	35.66	250,000	6,414,201
May 2021	1,175,144	34.90	1,175,144	30,239,057
June 2021	1,985,987	33.23	1,985,987	28,253,070
2nd Quarter 2021 Total	3,411,131	33.98	3,411,131

July 2021	290,000	33.16	290,000	27,963,070
August 2021	1,490,462	32.16	1,490,462	26,472,608
September 2021	1,050,388	31.44	1,050,388	25,422,220
3rd Quarter 2021 Total	2,830,850	32.00	2,830,850

2021 Total	8,997,046	33.81	8,997,046	25,422,220

As of September 30, 2021 the Company has repurchased 146,577,508 shares at a total cost of $2,466,533,664 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 5, 2021	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 5, 2021	/s/ Kevin C. Nash
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