Form 10-K
period 2021-12-31
GENTEX CORP
filed 2022-02-23
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2021 or

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), 238,966,589 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $8,237,710,781 computed at the closing price on that date.

As of February 1, 2022, 236,421,351 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2021
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

In 2015, the Company began making shipments of the Full Display Mirror® ("FDM"®), which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company introduced the integration of toll module technology into the vehicle in a first-to-market application referred to as Integrated Toll Module® or "ITM®". The interior mirror is an optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield.

In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX International Corporation to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® in North America. The Company has also displayed a new three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with many of its other electronic features, including HomeLink® and HomeLink Connect® or the ITM®. The biometric system allows for added security and convenience for multiple drivers by adding an additional factor of authentication for increased security, when a driver (or passenger) enters a vehicle. The Company announced in January 2018 that it entered into an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

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

In January 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features that address major gaps in current surgical lighting solutions. In 2022, the Company will continue to work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

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

In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's ITM® and PayByCar's innovative payment solution that allows drivers to use their smart phones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base while introducing new users to the benefits of the transactional vehicle.

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

In January 2022, the Company announced a partnership, in the ordinary course of business, with eSight, a leading provider of vision enhancement technology, to develop and manufacture the next generation of mobile electronic eyewear designed to help people living with visual impairments. The Company plans to utilize its expertise in digital vision, software development and industrial design to help eSight develop the next generation of eyewear, with a focus on reducing device size, enhancing its form factor, and optimizing overall system performance.

Automotive revenues represent approximately 97% of the Company's total revenue in 2021, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)[Reserved]

(c)Description of Business

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

The Company manufactures other automotive electronics products through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Certain of the Company's newer features can be located either in the rearview mirror or other locations in the vehicle. Additionally, as the Company expands its Full Display Mirror® product and the ITM® system, rearward facing video cameras and integrated toll transponders are being produced and sold.

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs, automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 97% of the Company’s consolidated net sales in 2021.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the largest supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, Tokai Rika Company, SMR Automotive, Aolian, Intertech, Kingband, BYD Auto Company, Sincode, Yanfeng Visteon, Xiamen Intertech, Guangdong Yuanfeng, Chongqing Yimei, Murakami, Ultronix, Aizhuo, Alpine Electronics, Inc., Licon, Mirrortech, Ambilight and the China automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect®, frameless mirror designs, LED map lamps, compass and temperature displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development include: biometric authentication systems, hybrid and fully digital camera monitoring systems ("CMS"), driver and cabin monitoring systems, cabin sensing systems, touch screen displays for mirrors, and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices, which include sunroof and moonroof applications, driver and passenger windows, interior sun-visors and other window surfaces in vehicles, among others.
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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, Ferrari, Ford Motor Co., Geely/Volvo, General Motors, Honda Motor Co., Hyundai/Kia, Lucid Motors, Mazda, Mahindra & Mahindra, McLaren, Polaris, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Stellantis, Subaru, Suzuki, Tata Motors, Tesla, Toyota Motor Company, Volkswagen Group, as well as, shipments to domestic China manufacturers (Borgward, BYD, Chery, Dongfeng, FAW, Great Wall Motors, Human Horizon, Jianghuai, King Long, Lixiang Auto, NIO, and SAIC).
Revenues by major geographic area are disclosed in Note 7 to the Consolidated Financial Statements.
Traditionally, new products and technologies have been restricted to high-end vehicles and premium trim/option packages. As consumer demand has continued to pursue the adoption of advanced technology, more OEMs have shifted to offer a variety of trim packages and option packages for each of their vehicles, creating a range of available pricing and technologies across their lineups. In some instances, Company products such as the FDM® appeal to consumers who are interested in new technology, while also resolving rearward vision limitations created by vehicle design changes that increase aerodynamics. The Company has contributed to this differentiation strategy, allowing OEMs to maximize profitability and optionality by providing profitable, mirror-based and in-vehicle technologies that consumers demand. As more consumers have become familiar with interior and exterior dimming mirrors, HomeLink®, FDM®, and other Company technologies, consumers have continued to select these technologies in their subsequent vehicles, driving further market and nameplate penetration as OEMs launch new vehicles and expand into new markets. Where OEMs had historically used Company technologies only to differentiate from one another, they have now begun to also use Company technologies to differentiate trim lines across their own nameplates. In new markets, emerging OEMs have recognized the need to include Company products in their vehicles to compete with global OEMs and to maximize per-vehicle profitability.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the largest supplier to the automotive industry with an approximate 91% market share worldwide in 2021. While the Company believes it will retain a significant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International Inc. ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and appears to have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. Moreover, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and a small number of Chinese domestic mirror suppliers have begun marketing and selling these products, in low volume, within the domestic China Market. Further, a Japan manufacturer (Murakami) has begun selling and marketing competitive Full Display Mirror® products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's ITM® and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base while introducing new users to the benefits of the transactional vehicle.
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
There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce such products. The Company has also continued to invest in new technologies to improve manufacturing processes. In the fourth quarter of 2020, the Company, in the ordinary course of business, completed the acquisition of Argil, Inc., which specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these other technologies have inherent cost or performance limitations as compared to the Company's technologies.
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its CMOS imager technology for additional features (i.e. SmartBeam®, FDM®, rear video camera, digital video recorder, etc.), as well as continuing to expand the capabilities of the Company's hybrid and fully digital CMS technology, driver and cabin monitoring systems, the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that present a formidable competitive threat in the future as new products/features and technologies are brought to market.
Dimmable Aircraft Windows
The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner series of aircraft. In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. As previously announced, Airbus is now offering, as optional content, the Company's dimmable aircraft windows on its aircraft, with production having began in the fourth quarter of 2021.
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
Nanofiber Products and Development

The Company completed the acquisition of Vaporsens in 2020. Vaporsens specializes in nanofiber chemical sensing research and development.

Markets and Marketing. While no current commercialized product yet exists, this technology has the potential ability to sense explosives, toxic industrial chemicals, chemical warfare agents, drugs, consumer goods, and VOC's. This technology has a wide variety of use cases in various markets and industries, with potential applications for automotive, aerospace, agriculture, chemical manufacturing, military and first responders, worker safety, food and beverage processing, and medical applications.
Trademarks and Patents

The Company owns 39 U.S. Registered Trademarks and 793 U.S. Patents, of which 31 Registered Trademarks and 715 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, smart lighting technology, and/or HomeLink® products. These Patents expire at various times between 2022 and 2042. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 357 foreign Registered Trademarks and 1224 foreign patents, of which 341 Registered Trademarks and 1169 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2022 and 2044. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that applicable in the U.S. market.
The Company owns 60 U.S. Patents and 43 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2026 and 2038, while the foreign patents expire at various times between 2022 and 2037.
The Company owns 8 U.S. Registered Trademarks, 18 U.S. Patents, 16 foreign Registered Trademarks, and 12 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2022 and 2037, while the foreign patents expire at various times between 2022 and 2039. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 182 U.S. Patent applications, 341 foreign patent applications, and 14 Registered Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Human Capital Resources
As of February 1, 2022, the Company had 4,998 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

The Company fosters a collaborative culture founded on devotion to quality and innovation. An inclusive environment is nurtured so that team members can perform, support each other, and continue to grow and learn, including on-the-job training.

This culture is supported by a competitive compensation system that goes beyond base salary and includes for virtually all employees: quarterly profit-sharing bonuses; an extensive stock based compensation program that extends to all eligible employees, an employee stock purchase plan; 401(k) plan (or other retirement plan for non-US employees) with Company matching; and tuition reimbursement. In keeping with the Company's core principle of ownership mentality, compensation is structured throughout the organization so that employees win when all of stakeholders win. The Company also provides a healthy and safe climate-controlled work environment that includes an on-site wellness center and on-site health clinic at its headquarters. A number of health-related programs are available to employees, including: asthma/COPD management services; diabetes management; "Smart Health," which gives employees and spouses a way to earn wellness credits; Gentex Cares+ Employee Assistance Program; and crop share, which offers employees fresh fruits and vegetables weekly.

The Company is extremely proud of its workplace injury prevention programs, which have achieved workplace injury rates well below industry averages.

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

The Company's DE&I initiatives are supported by the its VP of Diversity, Equity, & Inclusion and DE&I Council, which helps implement specific diversity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's DE&I Council is led by Mr. Joe Matthews, VP of Diversity, Equity, & Inclusion. Mr. Matthews has been honored as a Salute to Diversity Winner by Corp! Magazine.

As a part of DE&I initiatives, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds that work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women at Gentex and Veterans at Gentex.

DE&I efforts at the Company extend to the supply base as well, where the Company been recognized for ongoing efforts to increase supplier relationships with minority- and women-owned enterprises. In fact, the Company mentors certain such suppliers to help them develop the business systems and technology improvements necessary to support future growth. The Company is a member of or otherwise involved in the Michigan Minority Supplier Development Council, Lakeshore Advantage Supplier Diversity Program Planning, Michigan Diversity Counsel, The Employers Association - HR Conference, Michigan Minority Procurement Conference, the Great Lakes Women's Business Council, and Yanfeng DEI Leadership Panel.

Hiring rates, voluntary and involuntary turnover rates, internal rates of hiring and promotion, and safety records are considered as measures of the Company's success in human capital management. While hiring and diversity policies are in place as a means to remain on track in terms of appropriate human resources management, the DE&I efforts have furthered the process of creating a welcoming environment so the Company can hire and retain the best people. The Company produces a Sustainability Report, referenced below, providing more information regarding diversity and corporate responsibility. In an effort to ensure an excellent and increasingly diverse employment base, the Company has added Spanish speaking manufacturing lines, which involves materials for recruiting, orientation, on-boarding, training, and work in the Spanish language.

Forbes has named the Company as one of the "200 Best Small Companies" numerous times. In 2019, Forbes also acknowledged the Company as a "Best Employer for Diversity." In addition, the Company is the recipient of an EPIC Diversity Visionary Award presented by a local Chamber of Commerce. Moreover, the Company's DE&I efforts related to actively developing and using minority, women, and veteran-owned suppliers have been acknowledged and recognized by multiple OEM customers. In fact, Toyota Motor Engineering & Manufacturing North America, Inc. has specifically recognized the Company's efforts over the last 10 years to increase supplier relationships with minority business enterprises. The Company has also won a supplier diversity award from Honda and was the City of Holland, Michigan's Human Relations Commission 2020 Social Justice Award winner.

A charitable program led by Company employees has been established as a means to give back to the community. Employees are encouraged to organize on-site fundraisers and to spend time volunteering at worthy charitable organizations in addition to giving financially. The Company matches donations given by the employees. Support is also provided to a number of minority organizations in keeping with the Company's DE&I efforts and to continue to build an even more diverse and skilled workforce.

The Company's Board of Directors has regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and DE&I strategies; and corporate culture. The Board and management know that the right talent is required to implement the Company's strategies. As such, the Board works with management appropriately regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board has access to all levels of employees in the Company in its efforts to properly oversee human resources issues.

The Company's commitment to DE&I is very apparent by the inclusiveness of the Board of Directors. The Board of Directors for the Company and the Nominating and Corporate Governance Committee has taken concrete steps to improve Board diversity, including use of various resources and environments to identify qualified and diverse director candidates. Such candidates are contacted and interviewed in order to continue to build an even more diverse, qualified, and capable Board. In 2022, the Company plans on disclosing Board of Directors diversity information as required by NASDAQ.

The Board has also implemented a Complaint Submission and Handling Policy for concerns to be raised as needed.

Sustainability

Disclosure on Website. The Company has a Sustainability section of its website (https://www.gentex.com/about/sustainability) to provide insight into how the Company is committed to protecting the environment by complying with all environmental laws and related requirements, while at the same time striving for continual improvement in sustainability and environmental performance. The Company's Sustainability Report, published each year and available on the Company's website, provides significant details regarding the Company's approach to sustainability.

General. The Company makes intentional decisions that reflect the desire to be responsible with all resources and achieve the Company's goal of meaningful change.

Energy and Climate Change. The Company understands that energy use and manufacturing are large contributors of the Company's overall greenhouse gas emissions. As such, the Company remains committed to improving energy-efficiency. To that end, the Company has announced to the following carbon reduction and neutrality goals:

–By 2026, 15% below 2020 levels
–By 2031, 40% below 2020 levels
–By 2041, 70% below 2020 levels
–By 2049, carbon neutrality

The Company implements efficient alternatives for capital equipment, uses automated building management systems to use less energy, and has put in place extremely efficient lights and HVAC equipment. The Company also participates in the local Energy Smart Program, which promotes the implementation of progressive energy efficiency projects, including achieving the maximum goal possible for lighting and HVAC improvements, compressed air leak audits, and building control systems.

Gentex Environmental Management System (GEMS). The Company's environmental management system is based on ISO 14001 (international environmental standard). This system governs environmental performance by addressing the impact of the Company's activities, products, and services on the environment. At each Company facility, environmental impact is measured and improved upon annually by eliminating waste and emissions, maximizing efficiency of processes and resources, and increased recycling and reuse. The foregoing has allowed the Company to establish long-term measures for minimizing the negative effects on the environment, while maximizing positive outputs for the communities in which the Company operates. Various metrics are tracked to gauge the environmental performance of the Company’s facilities, including: electricity use; process water use; natural gas use; VOC air emissions; and greenhouse gas emissions (both those directly controlled and those from electricity usage).

Waste and Recycling. The Company also has robust waste and recycling strategies, tracking solid waste to landfill, solid waste recycled, and regulated waste. As a part of its strategies, the Company has committed to the following landfill avoidance goals:

–By 2026, 15% below 2020 levels
–By 2031, 60% below 2020 levels
–By 2041, 90% below 2020 levels
–By 2045, 100% zero landfill waste

Initiatives. With respect to sustainability initiatives, the Company has undertaken a number of actions related to energy, waste stewardship, water management, and environmental protection. With respect to energy, the

Company: utilizes software-managed and occupancy-sensor controlled lighting in all facilities; has air economizers and energy recovery units in HVAC systems; utilizes energy efficient fluorescent lighting; has certain white material roofs to reflect sunlight; has insulated metal panel systems for exterior walls (for energy efficiency); captures excess heat from compressed air systems and uses it to pre-heat/temper water used in production; takes excess water from production processes to use in boiler/snowmelt water; and installed a centralized water chiller plant to lower energy use. With respect to waste stewardship, the Company improved its cleaning method for certain products to reduce material usage preventing thousands of pounds of additional waste material and uses recycled materials in facility carpets. In terms of waste management, the Company: put in place a water recovery system that significantly reduced overall water usage; collects storm water to reduce discharge into municipal drain systems; implemented irrigation software to monitor weather conditions thereby reducing water consumption; and diligently works to monitor and reduce potential pollutants in its facilities. In terms of environmental protection, the Company has: integrated “green roofs”; adopted a highway to clean waste from public lands; constructed wetland and wildlife habitat areas; and acquired property which includes natural wetlands. As regards transportation, the Company maintains: 22 electric vehicle charging stations; a bicycle fleet for travel between facilities; a bus shelter to encourage bus ridership; and sweed banding choppers at certain facilities to reduce frequency of trips to recycling.

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

Item 1A.    Risk Factors.

Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain, and the Occupational Safety and Health Administration’s (OSHA) vaccine mandate, currently in the rule making process, that would require employees to be either vaccinated or tested weekly if the employee is unvaccinated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of January 17, 2022 (http://www.gentex.com/forecast-disclaimer).
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 97% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment continues to be uncertain, and continues to cause increased financial and production stresses evidenced by volatile automotive production levels, volatility with customer orders, supplier part and material shortages (especially electronics components), automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity raw material cost increases, supply constraints, tariffs, consumer vehicle preference shifts (where we have a lower penetration rate and lower content per vehicle), and supply chain stresses, all of which have been exacerbated by the COVID-19 pandemic and the fallout therefrom. If automotive customers (including their Tier 1 suppliers) and suppliers experience additional plant shutdowns, work stoppages, strikes, part shortages, etc., it will further disrupt our shipments to these customers, which could continue to adversely affect our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases and supply chain constraints. This has increased the risk of delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2021 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience on-going pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the price reductions with engineering and purchasing cost reductions, productivity improvements, increases in unit shipments of mirrors and electronics with advanced features, and/or new or advanced technologies, each of which pose an ongoing challenge, which could continue to adversely impact our business, financial condition, and/or results of operations.
Tariffs. The geopolitical environment between the Unites States and other jurisdictions, including China and the European Union, continues to cause uncertainty on tariffs and trade. Starting in 2018, and throughout calendar year 2019, the United States enacted new tariffs on numerous raw materials that the Company imports from China, and likewise China also enacted retaliatory tariffs on the finished goods that the Company imports into China for distribution and sale in the China market. Such tariffs have increased the Company's input costs, and have the potential to challenge the Company's competitive position in foreign markets. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment could continue to interfere with automotive supply chains and may have a continued negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from one location. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have a further adverse impact on our business.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen (14) OEM customers. The Company is currently shipping production Full Display Mirrors® to eleven automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company announced the CMS development program with Aston Martin. The Company has also previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.
Supply Chain Disruptions. As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain have occurred, are occurring, and are expected to continue to occur due to the COVID-19 pandemic, industry-wide parts shortages, labor shortages, and other global supply chain constraints. Disruptions can also occur due to natural disasters, other pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances have disrupted, are disrupting, and will continue to disrupt our shipments to automakers and Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.
Workforce Disruptions. We are also experiencing and expect to continue to experience increased disruptions to our workforce as a result of employee illness, quarantines, absenteeism, and restrictions on certain of our employee's ability to work as a result of the COVID-19 pandemic. The impacts of continued disruptions to our workforce have affected, are affecting, and are expected to continue to affect our business, financial condition, and/or results of operations.

Product Mix. We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell and to which customers, during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of such changes and circumstances impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content could have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. When actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations are impacted.

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

IT Infrastructure and Cybersecurity. A failure of our information technology ("IT") infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our businesses over a period of several years and continue to update and further implement new systems going forward. These systems may not perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations.

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in, or otherwise compromise of, our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, reputation, financial condition, and/or results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements necessitate due diligence efforts, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year since 2012. As there may be only a limited number of suppliers offering "conflict free" minerals necessary for our products, the Company cannot be certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company may implement.

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

As noted, on October 10, 2019, an Advanced Notice of Proposed Rulemaking ("ANPRM") was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under FMVSS No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues.

On February 1, 2022, NHTSA signed a Final Rule to allow for adaptive driving beam headlights, and the Final Rule is awaiting publication in the Federal Registrar. The Company believes its adaptive SmartBeam® (dynamic lighting system), which has been manufactured and sold for many years in jurisdictions outside the United States, will be permitted under the NHTSA Final Rule.
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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $30.40 to a high closing price of $37.90 during calendar year 2021. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

General Risk Factors
COVID-19 Pandemic. The COVID-19 pandemic has already significantly impacted worldwide economic and industry conditions and has had, is having, and is expected to continue to have a material adverse effect on our business, financial condition, and/or results of operations. The COVID-19 pandemic began to materially impact the Company's operations late in the first quarter of 2020 and continues to affect our business, financial condition, and/or results of operations, by virtue of governmental authorities imposing mandatory closures, work-from-home orders, and social distancing protocols, as well as voluntary closures and other restrictions. Even as restrictions have eased and production has resumed by our customers in large part, production volumes have been, and are expected to continue to be, volatile. The COVID-19 pandemic has impacted supply chains, including industry wide part shortages and created labor shortages as discussed.
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

While we cannot predict the duration and scope of the COVID-19 pandemic and its fallout, the overall negative financial impact to the Company's business, financial condition, and/or results of operations has been material, is not fully known, and is expected to continue for an extended period of time.

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

Employees. Our business success depends on attracting and retaining qualified personnel. Throughout our Company, our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience and a skilled workforce could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in, and low unemployment has contributed to, increased turnover. The Company experienced higher than traditional absenteeism rates in 2021 and the beginning of calendar year 2022 as a result of the COVID-19 pandemic, including the more contagious omicron variant. Turnover, inability to attract and retain key employees, including managers, or government mandated remote work has had, is having, and is expected to continue to have a negative effect on our business, financial condition and/or results of operations.

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
•Natural disasters, political crises, and public health crises (such as the COVID-19 pandemic), which have caused, are causing, and will likely continue to cause downtime and closures at both supplier and customer facilities;
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
Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•Volatility in commodity prices adversely affects our business, financial condition and/or results of operations. When commodity prices rise and we are unable to recover such cost increases from our customers, those increases have an adverse effect on our business, financial condition and/or results of operations;
•Increasing interest rates impact our financial performance due to an increase in realized losses on the sale of fixed income investments and/or recognized losses due to a corresponding impairment adjustment on investment securities and can impact customer demand as well;
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

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2021 the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities at December 31, 2021 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Warehouse, Office
Zeeland, MI	197,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	359,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	258,400	2018	Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	85,000	2017	Office, Warehouse(2)
(1)Date of Acquisition/Build refers to first year of operations, and does not refer to subsequent additions or expansions.
(2)Light Assembly expected to begin at this location during 2022.

In 2021, the Company completed construction of a 36,000 square-foot addition to its main corporate office and manufacturing facility to expand its chemistry lab facilities, with a total cost of approximately $10 million, which was funded from cash and cash equivalents on hand.

Additionally, in early 2022, the Company began construction on a 345,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $60 - 70 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational in early 2023.

The Company also has leased sales and engineering offices throughout the United States, Europe, and Asia to support its sales and engineering efforts:

Country	Number of Leased Offices
Germany	3
Japan	3
United States	2
Israel	2
United Kingdom	1
France	1
Sweden	1
Korea	1
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
The Company estimates that it currently has building capacity to manufacture approximately 34 - 37 million interior automatic-dimming mirror units annually, based on current product mix (excluding the impact of the ongoing construction of the aforementioned distribution center). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2021, the Company shipped 27.2 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 15 - 18 million units annually, based on the current product mix (excluding the impact of the ongoing construction of the aforementioned distribution center). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2021, the Company shipped approximately 14.6 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2022, there were 4,604 record-holders of the Company’s common stock and restricted stock.
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

$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
Stock Value
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
Period Ending
Gentex Corporation
NASDAQ Composite
Dow Jones US Auto Parts

In February 2022, the Company's Board of Directors approved a continuing resolution to pay a quarterly dividend at a rate of $0.120 per share until the board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

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

The following is a summary of share repurchase activity during 2021:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2021	—	$—	—	9,419,266
February 2021	1,005,009	35.27	1,005,009	8,414,257
March 2021	1,750,056	35.57	1,750,056	6,664,201
April 2021	250,000	35.66	250,000	6,414,201
May 2021	1,175,144	34.90	1,175,144	30,239,057
June 2021	1,985,987	33.23	1,985,987	28,253,070
July 2021	290,000	33.16	290,000	27,963,070
August 2021	1,490,462	32.16	1,490,462	26,472,608
September 2021	1,050,388	31.44	1,050,388	25,422,220
October 2021	—	—	—	25,422,220
November 2021	—	—	—	25,422,220
December 2021	598,152	34.18	598,152	24,824,068
Total	9,595,198		9,595,198

* See above paragraph with respect to the publicly announced share repurchase plan

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income expressed as a percentage of net sales and the percentage change in the dollar amount of each such item from that in the indicated previous year.

	Percentage of Net Sales			Percentage Change
				2021	2020
	Year Ended December 31,			Vs	Vs
	2021	2020	2019	2020	2019
Net Sales	100.0%	100.0%	100.0%	2.5%	(9.2)%
Cost of Goods Sold	64.2	64.1	63.0	2.7	(7.5)
Gross Margin	35.8	35.9	37.0	2.4	(12.0)
Operating Expenses:
Engineering, Research and Development	6.8	6.9	6.2	1.6	1.1
Selling, General and Administrative	5.3	5.3	4.6	2.5	5.7
Total Operating Expenses:	12.1	12.2	10.7	2.0	3.1
Operating Income	23.7	23.7	26.3	2.6	(18.2)
Other Income/(Expense)	0.4	0.7	0.6	(46.4)	3.2
Income Before Provision for Income Taxes	24.1	24.4	26.9	1.1	(17.7)
Provision for Income Taxes	3.2	3.8	4.1	(13.5)	(15.2)
Net Income	20.8%	20.6%	22.8%	3.8%	(18.2)%
Results of Operations: 2021 to 2020
Net Sales. In 2021, the Company's net sales increased by $43.0 million, or 3% compared to the prior year. Net sales for 2021 were negatively impacted by lower than forecasted global vehicle production rates for calendar year 2021, which declined 3% on a year over year basis. The increase in the Company's sales was primarily driven by a 9% year over year increase in automatic-dimming mirror shipments, from 38.2 million units in 2020 to 41.8 million units in 2021, despite the electronics components shortages impacting the Company's ability to meet customer demand for Full Display Mirror® (FDM), Integrated Toll Module (ITM), and other advanced feature shipments.
Other net sales for calendar year 2021 were $34.0 million, compared to Other net sales of $40.0 million in calendar year 2020. Fire protection sales increased by 10% year over year, while dimmable aircraft windows were down 48% in 2021 compared to calendar year 2020. The Company expects that dimmable aircraft window sales will continue to be impacted until there is a more meaningful recovery of the aerospace industry and the Boeing 787 production levels improve.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.1% in 2020 to 64.2% in 2021. The year over year decrease in the gross margin was primarily the result of annual customer price reductions and freight related cost increases, which were mostly offset by purchasing cost reductions and product mix improvement over 2020. On a year over year basis, annual customer price reductions and freight related cost increases each had a negative impact of approximately 100 - 150 basis points on gross margin. Purchasing cost reductions and product mix improvements in 2021 versus 2020 each independently had a positive impact on gross margin on a year over year basis of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development expenses ("E, R & D") increased by $1.8 million or 2% from 2020 to 2021, but remained at 7% of net sales. E, R & D increased, primarily due to increased staffing levels, which continue to support growth and development of new business.
Selling, general and administrative ("S, G & A") expenses increased by $2.2 million or 2% from 2020 to 2021, but remained at 5% of net sales. The primary reason for the increase in S, G & A from 2020 to 2021 was due to wages and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, and increased legal and professional fees.

Total Other Income/(Expense). Investment income decreased $3.4 million to $3.6 million for 2021 compared to $7.0 million for 2020 primarily due to decreases in interest income from fixed income investments. Other income – net decreased $2.3 million in 2021 versus 2020, primarily due to decreases in gains on sales of debt investments on a year over year basis, as well as gains recognized in 2020 on initial investments that were fully acquired during 2020.
Taxes. The effective tax rate was 13.3% for year ended December 31, 2021 compared to 15.6% for the prior year. The effective tax rates in 2021 and 2020 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, research and development tax credits and discrete benefits from stock based compensation.
Net Income. Net income increased by $13.2 million, or 4% year over year, primarily due to the 3% increase in revenue on a year over year basis, as well as the decrease in the effective tax rate.
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
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 63.0% in 2019 to 64.1% in 2020. The year over year decrease in the gross margin was primarily the result of the Company's inability to leverage fixed overhead during the second quarter of 2020 as a result of COVID-19 related shutdowns and decreases in demand, as well as annual customer price reductions, which were partially offset by improvements in product mix related to Full Display Mirror® as well as purchasing cost reductions and structural cost reductions. On a year over year basis, the inability to leverage fixed overhead and annual customer price reductions each had a negative impact of approximately 150 - 250 basis points on gross margin. Purchasing cost reductions, product mix improvements, and structural cost reductions each independently had a positive impact on gross margin on a period over period basis of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development expenses increased by $1.2 million or 1% from 2019 to 2020, representing 7% of net sales in 2020 versus 6% of net sales in 2019. E, R & D increased, primarily due to certain severance related costs incurred in the second quarter of 2020, which were partially offset by lower overall expense levels as a result of the COVID-19 pandemic.
Selling, general and administrative expenses increased by $4.9 million or 6% from 2019 to 2020, but remained at 5% of net sales. The primary reason for the increase from 2019 to 2020 was due to severance related costs, wages and benefits, other resources associated with mitigation of the impacts of the global COVID-19 pandemic, and increased legal and professional fees associated with acquisitions of new technology.
Total Other Income/(Expense). Investment income decreased $4.2 million to $7.0 million for 2020 compared to $11.2 million for 2019 primarily due to decreases in interest income from fixed income investments. Other income – net increased $4.6 million in 2020 versus 2019, primarily due to an increase in gains on sales of debt investments on a year over year basis, as well as gains recognized on initial investments that were fully acquired during 2020.
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

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, notwithstanding a 3% decline in light vehicle production in the Company's primary markets from 2020 to 2021 and a 16% decline from 2019 to 2020.
The Company's cash and cash equivalents were $262.3 million, $423.4 million and $296.3 million as of December 31, 2021, 2020 and 2019, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $10.7 million, $7.4 million and $8.5 million as of December 31, 2021, 2020 and 2019, respectively.
The Company's current ratio was 4.8 as of December 31, 2021 and was 5.5 as of December 31, 2020 and 2019.
Cash flow from operating activities was $362.2 million, $464.5 million and $506.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash flow from operating activities decreased $102.3 million for the year ended December 31, 2021 compared to the prior year, primarily due to changes in working capital and deferred taxes, which were partially offset by the increase in net income. Cash flow from operating activities decreased $41.5 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to decreased net income driven from the impacts of COVID-19 pandemic and related shutdowns.
Cash flow used for investing activities for the year ended December 31, 2021 increased by $139.5 million to $113.1 million, compared with cash flow provided by investing activities of $26.4 million, for the year ended December 31, 2020, primarily due to increased investment purchases of fixed income investments during the year. Cash flow provided by investing activities for the year ended December 31, 2020 increased by $83.1 million to $26.4 million, compared to cash flow used for the year ended December 31, 2019, primarily due to decreased investment purchases and additional maturities of fixed income investments during the year.
Capital expenditures were $68.8 million, $51.7 million, and $84.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Capital expenditures for the year ended December 31, 2021 increased by $17.1 million compared with the year ended December 31, 2020 primarily due to an increase in production equipment purchases. Capital expenditures for the year ended December 31, 2020 decreased by $32.9 million for the year ended December 31, 2019 as a result of cost cutting initiatives and financial discipline in light of the COVID-19 pandemic.
Cash flow used for financing activities for the year ended December 31, 2021, increased $46.3 million to $410.1 million, compared to $363.9 million for the year ended December 31, 2020, primarily due to an increase in the amount of shares of common stock repurchased which totaled $324.6 million during the calendar year 2021 as compared to $288.5 million during the calendar year 2020.
Cash flow used for financing activities for the year ended December 31, 2020, decreased $6.1 million to $363.9 million compared to the year ended December 31, 2019, primarily due to a reduction in the amount of shares of common stock repurchased which totaled $288.5 million during the calendar year 2020 as compared to $331.5 million during the calendar year 2019.

Short-term investments as of December 31, 2021 were $5.4 million, down from $27.2 million as of December 31, 2020 and long-term investments were $207.7 million as of December 31, 2021, up from $162.0 million as of December 31, 2020, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2021 decreased $35.1 million compared to December 31, 2020, primarily due to the timing of sales within those years.
Inventories as of December 31, 2021, increased $90.0 million compared to December 31, 2020, primarily due to increased raw material inventory levels.
Intangible Assets, net as of December 31, 2021 decreased $10.6 million compared to December 31, 2020, due to the amortization of definite lived intangible assets and patents, which was offset by acquisitions of additional intangible assets during the year, which is discussed further in Note 10 and Note 12 to the Consolidated Financial Statements.
Accounts payable as of December 31, 2021, increased $13.6 million compared to December 31, 2020, primarily due the timing of inventory and capital expenditure payments.

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
The following is a summary of working capital and long-term investments:

	2021	2020	2019
Working Capital	$691,319,649	$801,593,707	$778,530,092
Long Term Investments	207,693,147	162,028,068	139,909,323
Total	$899,012,796	$963,621,775	$918,439,415

The decrease in working capital as of December 31, 2021 compared to December 31, 2020 is primarily due to decreases in cash flow from operations, as well as additional share repurchases. The increase in working capital as of December 31, 2020 compared to 2019 is primarily due to increased cash flow from operations, which was partially offset by share repurchases, dividend payments and capital expenditures.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of IHS Markit. The IHS Markit mid-January 2022 forecast for light vehicle production for calendar year 2022 are approximately 15.2 million units for North America, 18.5 million units for Europe, 11.4 million units for Japan and Korea, and 24.3 million units for China.
Based on the foregoing, the Company estimates that top line revenue for calendar year 2022 will be between $1.87 and $2.02 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors and electronics on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates with an expected vehicle production increase in 2022, as well as an increase in 2023 compared to 2022. Continuing uncertainties, including: impacts of the COVID-19 pandemic on economic and industry conditions, including impacts on customers, the supply chain, and the labor market; light vehicle production levels; supplier part or material shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including tariffs and potential tax law changes; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc., which could disrupt shipments to these customers, make forecasting difficult.
The Company is estimating that the gross margin will be between 35% and 36% for calendar year 2022. Historically, annual customer price reductions have placed significant pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2022, the Company hopes it may be able to offset certain raw material cost increases, as well as labor related cost increases with lower than historical annual customer price reductions and and improved operational efficiencies, but there is no certainty of being able to do so.
The Company also currently estimates that its operating expenses, which include E, R & D and S, G & A, are expected to be between $230 and $240 million for calendar year 2022, due in part to continued investments that support growth and launch of new business as well as development of new products, which are primarily staffing related. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and create iterations of those products that help keep its products new and attractive to our customers.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current markets, as well as to use its core competencies to develop products that are applicable in other markets.
Based on current light vehicle production forecasts, and the resultant forecast our automatic-dimming mirrors and electronics, the Company currently anticipates that 2022 capital expenditures will be between $150 and $175 million, a majority of which will be production equipment purchases but also includes an estimated $60 - 65 million in construction costs related to the construction of a new 345,000 square foot manufacturing facility, which began in January 2022. Capital expenditures for calendar year 2022 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2022 will be between $100 and $110 million.
The Company is further estimating that its tax rate will be between 15.0% and 17.0% for calendar year 2022 based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2022 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2023, taking into account anticipated increases in light vehicle production in 2023 compared to 2022. IHS Markit current forecasts for light vehicle production for calendar year 2023 are approximately 17.2 million units for North America, 20.1 million units for Europe, 11.9 million units for Japan and Korea, and 27.4 million units for China. Based on these forecasts, the Company is estimating that revenue for calendar year 2023 will increase approximately 15% to 20% over current estimates provided for 2022 revenue. As noted above, continuing uncertainties make forecasting difficult.

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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During calendar year 2021, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 7% for calendar years 2020 and 2019). The Company currently expects that approximately 7-9% of the Company’s net sales in calendar year 2022 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
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
Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services when it transfers those goods or services to customers. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables. The Company generally receives purchase orders from customers on an annual basis. Typically, such purchase orders provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in such annual purchase orders.
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
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2021.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2021, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2021.

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information about Our Executive Officers
The following table lists the names, ages, and positions of all of the Company’s executive officers at the time of this report. Officers are generally elected at the meeting of the Board of Directors following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	44	President and Chief Executive Officer	January 2018
Neil Boehm	50	Chief Technology Officer and Vice President, Engineering	February 2018
Kevin Nash	47	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	57	Chief Sales Officer and Senior Vice President, Sales	January 2022
Scott Ryan	41	Vice President, General Counsel and Corporate Secretary	August 2018
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
Matthew Chiodo's title changed to Chief Sales Officer and Senior Vice President of Sales on January 17, 2022, though he was already and continues to be a named executive officer. Mr. Chiodo has been employed by the Company since 2001. Prior to his current title, his title was the Company's Vice President of Sales, beginning in 2017 and before that served as Director of Sales for several years. Certain terms of Mr. Chiodo's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2022 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2021 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of

Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.
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

Item 11.    Executive Compensation.

The information contained under the caption "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement is hereby incorporated herein by reference. The "Compensation Committee Report" shall not be deemed to be soliciting material or to be filed with the commission.

As previously disclosed, the Compensation Committee, starting in 2018, intended to move base salaries for officers, including named executive officers, toward the market median of the Company's established peer group over a three-year period. Notwithstanding that intention, in 2020 and 2021, at the request of the CEO and the other named executive officers, the Compensation Committee and Board of Directors did not increase named executive officer base salaries. The initial request and decision not to change executive officer base salaries was made based on market conditions (including declining light vehicle production) even prior to the material negative impacts of the COVID-19 pandemic and related shutdowns. In 2021, the request and decision not to change executive officer base salaries related to the overall negative business environment caused by the COVID-19 pandemic and its fallout.

Later in 2021 and in early 2022, the Compensation Committee undertook an extensive review of base salaries, including where officers rank compared to the Company's established peer group. It was determined by the Compensation Committee that certain officer base salaries continue to trail the announced goal of base salaries at market median, in some instances base salaries significantly trailed the stated goal. As such, in light of an improving outlook for the Company the ever-increasing competition for talent, the need to attract and retain management to fulfil the Company's strategic goals, desire for base salaries to approach market median, and the high level individual performances of officers, the Compensation Committee recommended to the Board and the Board approved certain changes in base salaries for 2022. Reinstatement of merit raises for salaried and hourly team members across the Company, as well as other relevant factors, were also considered by the Compensation Committee and the Board. The Board, therefore, on February 17, 2022, approved the following base salaries for the CEO and named executive officers for 2022:

Executive Officer	Position	2022 Base Salary	2021 Base Salary
Steve Downing	President and CEO	$800,000	$750,000
Neil Boehm	VP, Engineering and CTO	$475,000	$407,000
Kevin Nash	VP, Finance, CFO and Treasurer	$475,000	$400,000
Matt Chiodo	Senior VP, Sales and CSO	$415,000	$380,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$375,000	$350,000

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

For our executive officers, the 2022 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	50.0%	100.0%	200.0%
Neil Boehm	37.5%	75.0%	150.0%
Kevin Nash	37.5%	75.0%	150.0%
Matt Chiodo	37.5%	75.0%	150.0%
Scott Ryan	37.5%	75.0%	150.0%

No changes were made to the Annual Plan target opportunities for executive officers in 2022, as it is believed the threshold, target, and maximum opportunity levels remain appropriate. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers to the extent the threshold, target, or maximum for a performance metric is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of the performance bonus. The Compensation Committee also has discretion to increase (or decrease) such performance-based bonuses using its judgment, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

Since its inception in 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%), adjusted for tariffs as appropriate, since such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

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

The above goals for setting target levels for each performance metric were affected because such target levels were established prior to the COVID-19 pandemic and supply chain related stresses of 2021, including unpredicted electronics components shortages, having a greater negative impact on light vehicle production than IHS and others forecasted. The significant negative impact on the macroeconomic environment and, in particular, on the Company's industries were not known when targets were set in February 2021, which targets took into account forecasted light vehicle production levels. The macroeconomic impact, including the negative impact on global light vehicle production, of the COVID-19 pandemic and the fallout therefrom was entirely outside of the control of the officers of the Company. Had the very significant impact of the supply chain constraints from raw materials and electronics components shortages been known when targets for performance metrics were set under the Annual Plan, that knowledge would have directly informed such target setting. Revenue, Operating Income, and Earnings per Diluted Share are intended to measure performance and align with overall business strategy in normal times.

After performance targets had been set, the impact of the COVID-19 pandemic fallout worsened, especially supply chain issues and electronics components shortages, which negatively impacted light vehicle production more than forecasted. As a result, the Compensation Committee met later in 2021 and in early 2022 to consider not only the macroeconomic environment and industry conditions, (especially decreased global light vehicle production), but also management's response thereto. Given the negative changes that occurred in 2021, including supply chain constraints and electronics component shortages, were outside of the control of officers and directly impacted the Company's ability to meet customer demand (even in a declining light vehicle production environment), the performance metrics meant to incentivize operational performance did not necessarily appropriately reflect this performance as intended by the Compensation Committee and the Board of Directors.

As such, in February 2022 after due consideration, the Compensation Committee recommended to the Board of Directors, who subsequently approved (on February 17, 2022) a revision to pre-established targets under the Annual Plan for calendar year 2021, to ensure officers are properly acknowledged, recognized, rewarded, and incentivized for operational performance and aligning the business with current realities and strategies for the benefit of all stakeholders. With that said, the Compensation Committee still desires performance-based compensation to be as objective as possible. As such, instead of using discretion with respect to adjusting targets for performance metrics under the Annual Plan, the Compensation Committee took into account the IHS Markit light vehicle production forecast estimates at the time the performance targets were set (which did not incorporate the full impact of the COVID-19 pandemic fallout and supply chain issues since those were unknown at that time), versus the actual global light vehicle production for the same time period. This percentage of change was then applied against the original targets for performance metrics as disclosed below for the Annual Plan:

IHS Markit Light Vehicle Production Forecast:

Region	Actual 2021	Mid-January 2021 Forecast	Unit Change	% Change
North America	13.03	16.29	(3.26)	(20.0)%
Europe	15.75	18.95	(3.20)	(16.9)%
Japan/Korea	10.83	12.00	(1.17)	(9.8)%
China	24.53	25.09	(0.56)	(2.2)%
Other	12.27	12.35	(0.08)	(0.6)%
Total	76.41	84.68	(8.27)	(9.8)%

Based on the 9.8% reduction from the IHS Markit mid-January 2021 global light vehicle production forecast for calendar year 2021 (which was used to help set targets in February of 2021) to actual global light vehicle production for calendar year 2021, the Compensation Committee and the Board adjusted the performance metrics for the Annual Plan as follows:

Annual Plan Performance Metrics:

Revenue	Threshold	Target	Maximum
Original	$1,586,898	$1,983,622	$2,380,346
COVID-19 related adjustment	$(154,774)	$(193,467)	$(232,160)
As Adjusted	$1,432,124	$1,790,155	$2,148,186
Percentage Change	(9.8)%	(9.8)%	(9.8)%

Operating Income	Threshold	Target	Maximum
Original	$467,727	$584,659	$701,591
COVID-19 related adjustment	$(45,619)	$(57,023)	$(68,428)
As Adjusted	$422,108	$527,636	$633,163
Percentage Change	(9.8)%	(9.8)%	(9.8)%

Earnings per Diluted Share	Threshold	Target	Maximum
Original	$1.66	$2.07	$2.48
COVID-19 related adjustment	$(0.17)	$(0.20)	$(0.24)
As Adjusted	$1.49	$1.87	$2.24
Percentage Change	(10.2)%	(9.7)%	(9.7)%

For 2021, target performance and actual results for the COVID-19 and supply chain constraints adjusted performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,432,124	$1,790,155	$2,148,186	$1,731,170
Operating Income	33.33%	$422,108	$527,636	$633,163	$425,158
Earnings per Diluted Share	33.33%	$1.49	$1.87	$2.24	$1.56
* amounts in thousands (000) except for per share amounts. Threshold, Target, and Maximum for Operating Income and Earnings per Diluted Share were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the adjusted targets and performance of the named executive officers, the payments for 2021 under the Annual Plan are shown in the table below:

Executive Officer	2021 Annual Plan Performance Bonus	2021 Annual Plan Discretionary Bonus
Steve Downing	$506,550	$0
Neil Boehm	$206,166	$0
Kevin Nash	$202,620	$0
Matt Chiodo	$192,489	$0
Scott Ryan	$177,293	$0

These Annual Plan results appropriately reflect management's excellent work in addressing the ongoing impacts of the COVID-19 pandemic supply chain shortages, especially electronics components, labor disruptions, and align with comparable year-over-year bonuses paid generally to employees under the Company's profit-sharing plan (which were paid at a level of approximately 94% of the prior year). Were it not for management's leadership in redesigning products to allow more customer demand to be met notwithstanding the parts shortages and labor market constraints, more revenue would have been lost in 2021. Management also saw to the health and safety of team members during a period when it was not easy to do so. For 2022, the Compensation Committee has established targets for Revenue, Operating Income, and Earnings per Diluted Share as the Annual Plan performance metrics as it has done in the past, but is using ± 25% of target (versus ± 20%) in 2022 for determining thresholds and maximums and is not making any adjustments for tariffs.

2019 Omnibus Incentive Plan and Long-Term Incentive Program

The Company's 2019 Omnibus Incentive Plan ("OIP") has been approved by shareholders. Pursuant to the 2019 OIP, the Company implemented the Long-Term Incentive Plan (the "Long-Term Plan"). The Long-Term Plan provides officers, including our named executive officers, with incentive awards that serve an important role by balancing other applicable short-term goals with longer term shareholder value creation, while minimizing risk-taking behaviors that could negatively affect long-term results.

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board of Directors and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2022-2024 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2022-2024
Steve Downing	365%
Neil Boehm	155%
Kevin Nash	185%
Matt Chiodo	155%
Scott Ryan	155%

These Long-Term Plan Target Opportunity Percentages of Base Salary for 2022 - 2024 have changed from those applicable for 2021 - 2023 (which were 285% for Mr. Downing, and 185% for the other named executive officers). There have been no adjustments to outstanding Long-Term Plan awards, though the Compensation Committee believes adjustments could be justified as a result of the impact of the COVID-19 pandemic and its fallout, including supply chain disruptions, in order to achieve the aims of the Long-Term Plan.

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

Performance Shares for 2022-2024 Performance Period

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted and calculated as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2022-2024) with a performance range that can result in PSAs of 0% for failure to achieve threshold, 50% of target for achieving threshold, to 200% of the target opportunity for achieving maximum.The targets for EBITDA and ROIC for 2022-2024 were established by the Compensation Committee as it has done in the past. For the 2022-2024 performance period, ± 25% of target (versus ± 20%) is being used for determining thresholds and maximums.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2022 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2022 (Target) for 2022-2024
Steve Downing	65,013
Neil Boehm	16,393
Kevin Nash	19,566
Matt Chiodo	14,322
Scott Ryan	12,942

Restricted Stock Awards for 2022-2024 Performance Period
The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2022, based on the target opportunities, for the named executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2022 for 2022-2024
Steve Downing	27,863
Neil Boehm	7,026
Kevin Nash	8,386
Matt Chiodo	6,138
Scott Ryan	5,547

2019-2021 Long-Term Plan Performance (three-year performance period ending December 31, 2021)

December 31, 2021, marked the end of the three-year performance period for PSA and RS Long-Term Plan awards made in February 2019.

Performance Share Awards

The performance metrics, targets and performance payout ranges for these awards were set and approved by the Compensation Committee and the Board in February 2019. Consistent with the Long-Term Plan, incentive could be earned by the officers based on performance associated with two equally weighted metrics, EBITDA and ROIC, in each case adjusted as determined by the Compensation Committee, both measured cumulatively over the three-year performance period. The target levels of achievement for the EBITDA and the ROIC were established to align with financial goals set at the beginning of the three-year performance period for the years 2019 through 2021 and were not adjusted notwithstanding the unforeseen negative impacts of the COVID-19 pandemic and its fallout. The table below summarizes the results of the 2019-2021 performance period relative to target and the achievement level of the 2019-2021 PSAs:.

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*	Performance to Target	Weighted Performance
EBITDA	50%	$1,533,397	$1,916,746	$2,300,095	$1,648,757	65.05%	32.52%
ROIC	50%	36.80%	46.00%	55.20%	42.51%	81.05%	40.53%
* amounts in thousands (000) percentages. Threshold, Target, and Maximum for EBITDA were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs.

The PSAs awarded in February 2019, based on target opportunity, along with the actual payout of PSAs to the executive officers, for the 2019-2021 performance period are reflected in the table below and include dividend equivalents assuming reinvestment of dividends.

Executive Officer	Number of PSAs Awarded in 2019 (Target) for 2019-2021	2019-2021 PSAs Payout
Steve Downing	49,575	37,691
Neil Boehm	13,451	10,227
Kevin Nash	13,220	10,052
Matt Chiodo	12,559	9,549
Scott Ryan	11,568	8,796

Restricted Stock

The RS awarded in February 2019, based on target opportunities, along with the actual payment of RS to executive officers, awarded for the 2019-2021 period are reflected in the table below:

Executive Officer	Number of RS Awarded in 2019 (Target) for 2019-2021	2019-2021 RS Payout/Vesting
Steve Downing	21,246	21,246
Neil Boehm	5,765	5,765
Kevin Nash	5,666	5,666
Matt Chiodo	5,382	5,382
Scott Ryan	4,958	4,958

Since each executive officer awarded restricted stock in 2019 remained employed by the Company for three years from the grant date, each restricted stock awarded vested with such executive officers.

The Board also approved the RS awarded annually to each director who is not an employee of the Company from $100,000 to $130,000 and approved the Chair of the Board annual retainer from $75,000 to $100,000.

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

3. Exhibits. See Exhibit Index on Page 73.

(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 23nd day of February, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Leslie Brown	Director
Leslie Brown

/s/ Steven Downing	Director
Steven Downing

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ Richard Schaum	Director
Richard Schaum

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ James Wallace	Director
James Wallace

/s/ Ling Zang	Director
Ling Zang

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 23, 2022

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2021 AND 2020

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$262,311,670	$423,371,036
Short-term investments	5,423,612	27,164,369
Accounts receivable, net	249,794,906	284,925,335
Inventories, net	316,267,442	226,291,843
Prepaid expenses and other	39,178,119	17,577,981
Total current assets	872,975,749	979,330,564
PLANT AND EQUIPMENT:
Land, buildings and improvements	363,646,380	350,574,243
Machinery and equipment	883,240,100	857,583,647
Construction-in-process	77,592,152	49,048,555
Total Plant and Equipment	1,324,478,632	1,257,206,445
Less- Accumulated depreciation	(860,356,956)	(789,071,310)
Net Plant and Equipment	464,121,676	468,135,135
OTHER ASSETS:
Goodwill	313,960,209	311,922,787
Long-term investments	207,693,147	162,028,068
Intangible assets, net	239,189,627	249,748,127
Patents and other assets, net	33,450,758	26,776,489
Total Other Assets	794,293,741	750,475,471
TOTAL ASSETS	$2,131,391,166	$2,197,941,170
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$98,342,928	$84,784,423
Accrued liabilities:
Salaries, wages and vacation	14,019,643	18,557,799
Income taxes	196,863	3,790,219
Royalties	19,140,907	21,056,412
Dividends payable	28,372,901	29,243,144
Other	21,582,858	20,304,860
Total current liabilities	181,656,100	177,736,857

OTHER NON-CURRENT LIABILITIES	11,746,599	17,300,442

DEFERRED INCOME TAXES	—	38,960,743

TOTAL LIABILITIES	193,402,699	233,998,042

SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 236,440,840 and 243,692,869 shares issued and outstanding in 2021 and 2020 respectively.	14,186,450	14,621,572
Additional paid-in capital	879,413,385	852,771,508
Retained earnings	1,042,461,388	1,089,698,996
Accumulated other comprehensive income:
Unrealized gain on investments, net	1,006,655	6,082,007
Cumulative translation adjustment	920,589	769,045
Total shareholders’ investment	1,937,988,467	1,963,943,128
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,131,391,166	$2,197,941,170
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
NET SALES	$1,731,169,929	$1,688,189,405	$1,858,897,406

COST OF GOODS SOLD	1,111,462,082	1,082,745,885	1,170,589,437

Gross profit	619,707,847	605,443,520	688,307,969

OPERATING EXPENSES:
Engineering, research and development	117,763,676	115,935,047	114,687,309
Selling, general and administrative	92,162,193	89,952,381	85,083,056
Total operating expenses	209,925,869	205,887,428	199,770,365

Income from operations	409,781,978	399,556,092	488,537,604

OTHER INCOME:
Investment income	3,589,798	6,986,303	11,230,696
Other income, net	2,979,960	5,270,534	647,034
Total other income	6,569,758	12,256,837	11,877,730

Income before provision for income taxes	416,351,736	411,812,929	500,415,334

PROVISION FOR INCOME TAXES	55,554,504	64,249,308	75,731,395

NET INCOME	$360,797,232	$347,563,621	$424,683,939

EARNINGS PER SHARE(1):
Basic	$1.51	$1.41	$1.67
Diluted	$1.50	$1.41	$1.66

Cash Dividends Declared per Share	$0.480	$0.480	$0.460

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
Net income	$360,797,232	$347,563,621	$424,683,939

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	151,544	3,153,634	(709,702)
Unrealized (losses) gains on available-for-sale securities, net	(6,424,496)	6,312,051	1,292,325

Other comprehensive (loss) income, before tax	(6,272,952)	9,465,685	582,623

(Benefit) Expense for income taxes related to components of other comprehensive (loss) income	(1,349,144)	1,325,530	271,388

Other comprehensive (loss) income, net of tax	(4,923,808)	8,140,155	311,235

Comprehensive income	$355,873,424	$355,703,776	$424,995,174

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2019	259,328,613	$15,559,717	$745,324,144	$1,102,468,137	$(1,600,338)	$1,861,751,660
Issuance of common stock from stock plan transactions	5,724,840	343,490	77,477,661	—	—	77,821,151
Repurchases of common stock	(13,775,938)	(826,556)	(36,544,858)	(294,099,978)	—	(331,471,392)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,671,192	—	—	21,671,192
Dividends declared ($0.46 per share)	—	—	—	(116,679,965)	—	(116,679,965)
Net income	—	—	—	424,683,939	—	424,683,939
Other comprehensive income	—	—	—	—	311,235	311,235
BALANCE AS OF DECEMBER 31, 2019	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	2,897,689	173,861	41,629,779	—	—	41,803,640
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406			3,559,229
Repurchases of common stock	(10,646,053)	(638,763)	(31,133,143)	(256,708,600)	—	(288,480,506)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	30,797,327	—	—	30,797,327
Dividends declared ($0.48 per share)	—	—	—	(117,528,158)	—	(117,528,158)
Net income	—	—	—	347,563,621	—	347,563,621
Other comprehensive income	—	—	—	—	8,140,155	8,140,155
BALANCE AS OF DECEMBER 31, 2020	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	2,343,169	140,590	29,668,197	—	—	29,808,787
Repurchases of common stock	(9,595,198)	(575,712)	(30,447,965)	(293,619,458)	—	(324,643,135)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	27,421,645	—	—	27,421,645
Dividends declared ($0.48 per share)	—	—	—	(114,415,382)	—	(114,415,382)
Net income	—	—	—	360,797,232	—	360,797,232
Other comprehensive loss	—	—	—	—	(4,923,808)	(4,923,808)
BALANCE AS OF DECEMBER 31, 2021	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$360,797,232	$347,563,621	$424,683,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,112,019	104,739,900	104,702,974
Gain on disposal of assets	(488,750)	(311,510)	(155,150)
Loss on disposal of assets	230,933	162,553	588,941
Gain on sale of investments	(1,379,538)	(3,163,164)	(660,643)
Loss on sale of investments	307,490	1,064,508	176,360
Deferred income taxes	(41,694,751)	(15,419,722)	(3,358,537)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	27,421,645	30,797,327	21,671,192
Change in operating assets and liabilities:
Accounts receivable	35,135,429	(49,290,457)	(21,872,527)
Inventories	(89,975,599)	22,725,798	(23,660,256)
Prepaid expenses and other	(20,241,994)	10,493,993	(3,646,457)
Accounts payable	7,266,309	(12,854,038)	4,743,601
Accrued liabilities	(14,322,863)	27,982,962	2,753,427
Net cash flows from operating activities	362,167,562	464,491,771	505,966,864
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	56,237,427	24,455,695	57,139,135
Maturities and calls	27,690,000	142,547,368	125,013,589
Purchases	(113,204,199)	(73,719,189)	(153,257,603)
Plant and equipment additions	(68,835,047)	(51,706,541)	(84,580,255)
Proceeds from sale of plant and equipment	2,577,855	383,429	2,001,315
Acquisition of businesses, net of cash acquired	(12,071,546)	(11,216,927)	—
Increase in other assets	(5,501,445)	(4,327,398)	(3,027,263)
Net cash (used for) from investing activities	(113,106,955)	26,416,437	(56,711,082)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	75,000,000	—
Repayment of borrowings on Credit Agreement	—	(75,000,000)	—
Issuance of common stock from stock plan transactions	29,808,787	41,803,640	77,821,151
Cash dividends paid	(115,285,625)	(117,181,928)	(116,309,197)
Repurchases of common stock	(324,643,135)	(288,480,506)	(331,471,392)
Net cash used for financing activities	(410,119,973)	(363,858,794)	(369,959,438)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(161,059,366)	127,049,414	79,296,344

CASH AND CASH EQUIVALENTS, Beginning of year	423,371,036	296,321,622	217,025,278

CASH AND CASH EQUIVALENTS, End of year	$262,311,670	$423,371,036	$296,321,622
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
Allowance For Doubtful Accounts

The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through on-going interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate and impact the COVID-19 pandemic and supply chain constraints has had on specific customers. Actual collections can differ, requiring adjustments to the allowances, but historically such adjustments have not been material.
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2021:
Allowance for Doubtful Accounts	$3,464,747	$—	$(288,542)	$3,176,205
Year Ended December 31, 2020:
Allowance for Doubtful Accounts	$2,451,293	$1,000,000	$13,454	$3,464,747
Year Ended December 31, 2019:
Allowance for Doubtful Accounts	$2,746,647	$—	$(295,354)	$2,451,293

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
The Company determines the fair value of its government securities, asset-backed securities, corporate bonds, and certain municipal bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit are classified as available for sale, and are considered as Level 1 assets. These investments are carried at amortized cost, which approximates fair value.

The Company will also periodically make technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are held at cost. These technology investments totaled $16.8 million and $4.0 million as of December 31, 2021 and December 31, 2020, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheet and are not included within the tables below. The $12.8 million increase in the balance of these technology investments are a result of additional investments with third-parties for potential automotive and medical devices use-cases.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2021 and December 31, 2020:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$262,311,670	$262,311,670	$—	$—
Short-Term Investments:
Certificate of Deposit	1,507,770	1,507,770	—	—
Corporate Bonds	2,018,440	—	2,018,440	—
Other	1,897,402	1,897,402	—	—
Long-Term Investments:
Asset-backed Securities	25,799,513	—	25,799,513	—
Certificate of Deposit	2,056,710	2,056,710		—
Corporate Bonds	40,354,929	—	40,354,929	—
Government Securities	47,944,036	—	47,944,036	—
Municipal Bonds	74,720,480	—	74,720,480	—
Total	$458,610,950	$267,773,552	$190,837,398	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2020	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	423,371,036	$423,371,036	$—	$—
Short-Term Investments:
Certificate of Deposit	1,516,693	1,516,693	—	—
Corporate Bonds	7,155,600	—	7,155,600	—
Government Securities	6,678,450	—	6,678,450	—
Municipal Bonds	10,284,765	—	10,284,765	—
Other	1,528,861	1,528,861	—	—
Long-Term Investments:
Asset-backed Securities	37,924,537	—	37,924,537	—
Certificate of Deposit	3,645,520	3,645,520	—	—
Corporate Bonds	9,024,035	—	9,024,035	—
Municipal Bonds	107,407,831	—	107,407,831	—
Total	$608,537,328	$430,062,110	$178,475,218	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2021 and 2020:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2021	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,500,543	$7,227	$—	$1,507,770
Corporate Bonds	1,994,639	23,801	—	2,018,440
Other	1,897,402	—	—	1,897,402
Long-Term Investments:
Asset-backed Securities	26,352,630	34,771	(587,888)	25,799,513
Certificate of Deposit	2,001,714	54,996	—	2,056,710
Corporate Bonds	40,716,866	168,416	(530,353)	40,354,929
Government Securities	48,385,672	55,939	(497,575)	47,944,036
Municipal Bonds	72,175,568	2,747,964	(203,052)	74,720,480
Total	$195,025,034	$3,093,114	$(1,818,868)	$196,299,280

	Unrealized
2020	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,502,187	$14,506	$—	$1,516,693
Corporate Bonds	7,084,638	70,962	—	7,155,600
Governmental Securities	6,635,132	43,318	—	6,678,450
Municipal Bonds	10,160,376	124,389	—	10,284,765
Other	1,528,861	—	—	1,528,861
Long-Term Investments:
Asset-backed Securities	37,681,113	800,802	(557,378)	37,924,537
Certificate of Deposit	3,503,898	141,622	—	3,645,520
Corporate Bonds	8,595,020	429,015	—	9,024,035
Municipal Bonds	100,776,325	6,635,428	(3,922)	107,407,831
Total	$177,467,550	$8,260,042	$(561,300)	$185,166,292

Unrealized losses on investments as of December 31, 2021 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,244,053	$94,417,123
Greater than one year	574,815	6,875,230
Total	$1,818,868	$101,292,353
Unrealized losses on investments as of December 31, 2020 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$561,300	$12,317,187
Greater than one year	—	—
Total	$561,300	$12,317,187
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2021 and 2020.
Fixed income securities as of December 31, 2021, have contractual maturities as follows:

Due within one year	$3,526,210
Due between one and five years	112,784,662
Due over five years	78,091,006
$194,401,878
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2021 and 2020.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or net realizable value. Inventories consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Raw materials	$235,014,277	$151,688,455
Work-in-process	34,032,164	32,791,675
Finished goods	47,221,001	41,811,713
Total Inventory	$316,267,442	$226,291,843

Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $10.9 million and $10.4 million at December 31, 2021 and 2020, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $76.8 million, $82.4 million and $82.3 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, 2020 and 2019, capital expenditures recorded in accounts payable totaled $9.8 million, $4.8 million and $3.8 million, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its automotive reporting unit, which has been determined to be one of the Company’s reportable segments, using either a qualitative approach or quantitative approach which utilizes a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, the Company performs a step 1 test to determine the fair value of the reporting unit using an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting unit's carrying value over its fair value.

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

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management's judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

As part of recent acquisitions, the Company acquired Indefinite lived in-process research and development ("IPR&D") intangible assets. These IPR&D assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense.

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2021.

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
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $1.8 million, $2.0 million and $3.0 million, in 2021, 2020 and 2019, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $24.2 million, $22.6 million and $28.9 million, in 2021, 2020 and 2019, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2021, 2020 and 2019. The Company does not offer extended warranties on its products.

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
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Plant and Equipment" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2021 was 2 years, with a weighted average discount rate of 1.5%. Future minimum lease payments for operating leases as of December 31, 2021 were as follows:

Year ending December 31,

2022	$1,352,855
2023	872,772
2024	166,652
2025	7,408
Thereafter	457
Total future minimum lease payments	$2,400,144
Less imputed interest	(17,638)
Total	$2,382,506

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2021	2020	2019
Basic Earnings Per Share
Net Income	$360,797,232	$347,563,621	$424,683,939
Less: Allocated to participating securities	5,591,992	4,964,928	5,028,813
Net Income available to common shareholders	$355,205,240	$342,598,693	$419,655,126

Basic weighted average shares outstanding	235,526,911	242,599,923	251,766,382
Net Income per share - Basic	$1.51	$1.41	$1.67

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$355,205,240	$342,598,693	$419,655,126
Reallocation of undistributed earnings	17,014	14,232	21,104
Net Income available to common shareholders — Diluted	$355,222,254	$342,612,925	$419,676,230

Number of shares used in basic computation	235,526,911	242,599,923	251,766,382
Additional weighted average dilutive common stock equivalents	1,077,103	1,082,069	1,506,608
Diluted weighted average shares outstanding	236,604,014	243,681,992	253,272,990

Net income per share — Diluted	$1.50	$1.41	$1.66
For the years ended December 31, 2021, 2020 and 2019, 200,037 shares, 403,071 shares, and 247,855 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments that are further detailed in Note 9 to the Consolidated Financial Statements.
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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5 to the Consolidated Financial Statements, the Company provides, or has provided, compensation benefits under an omnibus incentive plan, two other stock option plans, another restricted stock plan, and an employee stock purchase plan. The Company utilizes the Black-Scholes model to estimate the value of the stock options, which requires the input of assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the assumptions can materially

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated statements of operations.
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

The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2021 and 2020, there were no outstanding balances on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2021, the Company was in compliance with its covenants under the Credit Agreement.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2021, 2020 and 2019. The components of the provision for income taxes are as follows:

	2021	2020	2019
Currently payable:
Federal	$89,507,896	$67,606,617	$73,563,685
State	5,642,926	10,180,218	3,765,929
Foreign	2,098,433	1,882,195	1,468,018
Total	97,249,255	79,669,030	78,797,632
Deferred income tax benefit:
Primarily federal	(41,694,751)	(15,419,722)	(3,066,237)
Provision for income taxes	$55,554,504	$64,249,308	$75,731,395
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.7	2.1	0.6
Research tax credit	(1.0)	(1.4)	(1.1)
Increase (Decrease) in reserve for uncertain tax provisions	0.1	(0.1)	0.3
Foreign tax credit	(0.2)	(0.1)	(0.1)
Foreign derived intangible income deduction	(6.3)	(5.2)	(4.8)
Stock compensation	(1.3)	(1.0)	(1.1)
Other	0.3	0.3	0.3
Effective income tax rate	13.3%	15.6%	15.1%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Assets:
Accruals not currently deductible	$12,823,493	$13,135,048
Research and development costs	49,099,538	13,371,625
Stock based compensation	13,707,737	11,983,900
Other	2,118,484	1,163,204
Total deferred income tax assets	$77,749,252	$39,653,777
Liabilities:
Excess tax over book depreciation	$(20,728,577)	$(29,977,693)
Goodwill	(37,999,022)	(33,427,901)
Intangible assets	(11,718,904)	(11,237,588)
Other	(2,507,071)	(3,971,338)
Total deferred income tax liabilities	$(72,953,574)	$(78,614,520)
Net deferred income taxes	$4,795,678	$(38,960,743)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
Net operating loss carryforwards with no expiration totaling $8.5 million are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Income taxes paid in cash were approximately $105.8 million, $61.9 million and $74.9 million in 2021, 2020 and 2019, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
Beginning of year	$4,864,000	$6,392,000	$4,678,000
Additions based on tax positions related to the current year	1,023,000	918,000	1,695,000
Additions for tax positions in prior years	364,000	770,000	657,000
Reductions for tax positions in prior years	(51,000)	(2,907,000)	(38,000)
Reductions as a result of a lapse of the applicable statute of limitations	(925,000)	(309,000)	(600,000)
End of year	$5,275,000	$4,864,000	$6,392,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $605,000, $577,000, and $574,000 for interest as of December 31, 2021, 2020, and 2019, respectively. Interest expensed during 2021, 2020 and 2019 was not considered significant.
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

(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2021, 2020 and 2019 the Company’s contributions were approximately $9.0 million, $8.9 million and $8.7 million, respectively. The increase in each of the years was due to increased employee participation in the plan.
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

(5)STOCK-BASED COMPENSATION PLANS

At December 31, 2021, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

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

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2021, 15,634,656 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	3,443,588	1.00	3,443,588
Restricted Stock	2,582,553	4.06	10,485,165
Performance Shares	420,173	4.06	1,705,903
Total	6,446,314		15,634,656
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 3,443,588 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,734,438 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2021. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2021	2020	2019
Dividend yield (1)	1.8%	2.0%	2.0%
Expected volatility (2)	27.6%	27.5%	23.9%
Risk-free interest rate (3)	1.3%	0.3%	1.8%
Expected term of options (in years) (4)	4.1	4.2	4.2
Weighted-average grant-date fair value	$6.59	$4.83	$4.42
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
As of December 31, 2021, there was $9,324,372 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.08 years. Stock option expense for the years ended December 31, 2021, 2020 and 2019 was $5,780,959, $4,935,527, and $6,345,147 respectively.
A summary of the status of the Company’s stock option plans at December 31, 2021, 2020 and 2019, and changes during the same periods are presented in the tables below.

	2021
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,533	$23
Granted	1,434	34
Exercised	(1,184)	20		$17,289
Forfeited	(248)	27
Outstanding at End of Year	4,535	27	3.4 years	$35,283
Exercisable at End of Year	1,380	$23	2.5 years	$16,433

	2020
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	5,435	$20
Granted	1,571	26
Exercised	(2,077)	18		$23,861
Forfeited	(396)	22
Outstanding at End of Year	4,533	23	3.4 years	$48,501
Exercisable at End of Year	1,358	$20	2.3 years	$18,334

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

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2021, 2020, and 2019, are presented in the table below:

	2021		2020		2019
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	3,175	$5	3,575	$4	4,842	$4
Granted	1,434	7	1,571	5	1,049	4
Vested	(1,212)	4	(1,585)	4	(2,165)	4
Forfeited	(241)	5	(386)	4	(151)	4
Nonvested Stock Options at End of Year	3,156	$5	3,175	$5	3,575	$4

Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 2,582,553 shares under the 2019 Omnibus Plan and 5,630,019 shares under the prior plan (prior to its replacement) as of December 31, 2021, and has 3,760,468 shares outstanding under such plans.

	2021		2020		2019
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	24,634	32.98 - 34.37	42,074	22.16 - 26.94	39,627	22.19
2 Year	—	—	21,669	23.88 - 26.94	—	—
3 Years	606,853	32.98 - 35.67	119,504	23.88 - 31.08	64,718	20.40
4 Years	309,955	32.98 - 35.67	479,346	20.68 - 28.98	773,698	20.68 - 28.98
5 Years	157,169	32.98 - 35.67	170,355	20.68 - 28.98	254,988	20.68 - 28.98
	1,098,611	$32.98 - 35.67	832,948	$20.68 - 31.08	1,133,031	$20.40 - 28.98
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2021, 2020, and 2019, are presented in the table below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2021	2020	2019
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,599	3,315	2,638
Granted	1,099	833	1,133
Vested	(759)	(303)	(361)
Forfeited	(179)	(246)	(95)
Nonvested, End of Year	3,760	3,599	3,315
As of December 31, 2021, there was unearned stock-based compensation of $46,009,313 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense related to restricted stock for the years ended December 31, 2021, 2020 and 2019 was $19,304,013, $20,675,447, and $13,770,917 respectively.
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2021, the Company had unearned stock-based compensation of $6,416,607 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to performance share grants for the years ended December 31, 2021, 2020, and 2019 was $1,573,831, $4,424,678, and $897,136, respectively.
Employee Stock Purchase Plan
In 2013, the Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by the shareholders, replacing a prior plan. Under such plan, the Company sells shares at 85% of the stock’s market price at the date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. Compensation expense related to the employee stock purchase plan for the years ended December 31, 2021, 2020, and 2019 was $713,912, $810,605, and $647,988, respectively. The following table summarizes shares sold to employees under the 2013 Plan in the years ended December 31, 2021, 2020 and 2019:

Plan	2021	2020	2019	Cumulative Shares Issued	Weighted Average Fair Value 2021
2013 Employee Stock Purchase Plan	143,892	208,273	173,013	1,498,021	$29.08

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	2021	2020	2019
Revenue:
Automotive Products
United States	$542,690,346	$519,337,271	$569,939,756
Germany	234,994,551	228,652,827	296,276,971
Japan	211,417,475	216,100,530	225,577,146
Mexico	111,761,245	127,157,684	160,967,900
Other Countries	596,324,417	556,949,831	557,775,114
Other	33,981,895	39,991,262	48,360,519
Total	$1,731,169,929	$1,688,189,405	$1,858,897,406
Income (Loss) from Operations:
Automotive Products	$414,185,075	$393,979,860	$473,546,112
Other	(4,403,097)	5,576,232	14,991,492
Total	$409,781,978	$399,556,092	$488,537,604
Assets:
Automotive Products	$1,495,298,453	$1,436,374,596	$1,463,030,286
Other	34,760,744	33,317,668	16,000,669
Corporate	601,331,969	728,248,906	689,772,238
Total	$2,131,391,166	$2,197,941,170	$2,168,803,193
Depreciation & Amortization:
Automotive Products	$92,516,347	$97,530,191	$97,520,972
Other	913,451	689,894	481,861
Corporate	5,682,221	6,519,815	6,700,141
Total	$99,112,019	$104,739,900	$104,702,974
Capital Expenditures:
Automotive Products	$58,415,887	$34,926,686	$63,537,512
Other	1,467,962	1,470,705	1,704,045
Corporate	8,951,198	15,309,150	19,338,698
Total	$68,835,047	$51,706,541	$84,580,255
Other includes Dimmable Aircraft Windows, Fire Protection Products, and Nanofiber. Major product line revenues included within the Automotive Products segment are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

	2021	2020	2019
Automotive Products
Automotive Mirrors	$1,563,424,443	$1,520,628,604	$1,638,600,272
HomeLink® Modules*	133,763,591	127,569,539	171,936,615
Total Automotive Products	$1,697,188,034	$1,648,198,143	$1,810,536,887

Other Products Revenue	$33,981,895	$39,991,262	$48,360,519

Total Revenue	$1,731,169,929	$1,688,189,405	$1,858,897,406
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
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Canada, Hungary, China, and the United Kingdom as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2021, 2020 and 2019, approximately 8%, 7% and 7% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2021, the Company had three automotive customers (including direct sales to OEM customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors
2021	15%	13%	11%
2020	14%	14%	12%
2019	13%	14%	11%
.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	First		Second		Third		Fourth
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales	$483,725	$453,762	$428,005	$229,926	$399,599	$474,639	$419,841	$529,864
Gross Profit	183,300	156,587	151,597	43,945	140,900	188,237	143,911	216,675
Operating Income (Loss)	133,734	105,027	99,925	(6,738)	88,165	138,853	87,959	162,414
Net Income (Loss)	113,451	89,506	86,506	(2,374)	76,661	117,093	84,179	143,339
Earnings (Loss) Per Share (Basic)(1)	$0.47	$0.36	$0.36	$(0.01)	$0.32	$0.48	$0.36	$0.58
Earnings (Loss) Per Share (Diluted)(1)	$0.46	$0.36	$0.36	$(0.01)	$0.32	$0.48	$0.35	$0.59
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

	For the Years ended December 31,
	2021	2020	2019
Foreign currency translation adjustments:
Balance at beginning of period	$769,045	$(2,384,589)	$(1,674,887)
Other comprehensive income (loss) before reclassifications	151,544	3,153,634	(709,702)
Net current-period change	151,544	3,153,634	(709,702)
Balance at end of period	920,589	769,045	(2,384,589)
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	6,082,007	1,095,486	74,549
Other comprehensive income before reclassifications	(4,228,434)	6,644,459	1,403,521
Amounts reclassified from accumulated other comprehensive income	(846,918)	(1,657,938)	(382,584)
Net current-period change	(5,075,352)	4,986,521	1,020,937
Balance at end of period	1,006,655	6,082,007	1,095,486

Accumulated other comprehensive (loss) income, end of period	$1,927,244	$6,851,052	$(1,289,103)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2021, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Years ended December 31,
	2021	2020	2019
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$1,072,048	$2,098,656	$484,283	Other income, net
Provision for income taxes	(225,130)	(440,718)	(101,699)	Provision for Income Taxes
Total reclassifications for the period	$846,918	$1,657,938	$382,584	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of: $307.4 million related to the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; and $0.9 million as part of the acquisition of Argil, Inc. ("Argil") during the fourth quarter of 2020. Refer to Note 12, "Acquisitions", for further information on these acquisitions. During the third quarter of 2021, the Company made adjustments as part of the open measurement periods for Argil and for Air-Craftglass Production BV ("Air-Craftglass"), which was acquired in the third quarter of 2020. The Company reduced Goodwill recorded for Argil by $0.1 million and recorded an additional $0.2 million for Air-Craftglass during the third quarter of 2021. The Company also recorded $2.0 million in Goodwill as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021.The carrying value of Goodwill as of December 31, 2021 and December 31, 2020 was $314.0 million and $311.9 million, respectively, as set forth in the table below.

Carrying Amount
Balance as of December 31, 2020	$311,922,787
Acquisitions	1,951,439
Divestitures	—
Impairments	—
Other	85,983
Balance as of December 31, 2021	$313,960,209

The Company reviews goodwill and IPR&D for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company has not recognized any impairment of goodwill or IPR&D in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such events or circumstances, including the COVID-19 pandemic or electronics components shortage, that might negatively impact the key assumptions were observed in 2021 and, as such, nothing indicated the need for interim impairment testing.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2021 and December 31, 2020.

As of December 31, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(123,750,000)	56,250,000	12 years
Existing Customer Platforms	43,000,000	(35,475,000)	7,525,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,384,856	—	1,384,856	Indefinite
Guardian In-Process R&D	7,243,860	—	7,243,860	Indefinite
Total other identifiable intangible assets	$398,414,626	$(159,225,000)	$239,189,626

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Accumulated amortization on patents and intangible assets was approximately $185.7 million and $164.5 million at December 31, 2021 and 2020, respectively. Amortization expense on patents and other intangible assets was approximately $22.2 million, $22.4 million, and $22.4 million in calendar years 2021, 2020 and 2019, respectively. At December 31, 2021, patents had a weighted average amortized life of 10 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets to be approximately $22 million for the year ended December 31, 2022, approximately $20 million for the year ended December 31, 2023, approximately $16 million for the year ended December 31, 2024, and approximately $12 million for the year ended December 31, 2025.

(11)    REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the years ended December 31, 2021, 2020, and 2019:

	For the Years ended December 31,
Revenue	2021	2020	2019
Automotive Products
U.S.	$542,690,346	$519,337,271	$569,939,756
Germany	234,994,551	228,652,827	296,276,971
Japan	211,417,475	216,100,530	225,577,146
Mexico	111,761,245	127,157,684	160,967,900
Other	596,324,417	556,949,831	557,775,114
Total Automotive Products	$1,697,188,034	$1,648,198,143	$1,810,536,887
Other Products (U.S.)	33,981,895	39,991,262	48,360,519
Total Revenue	$1,731,169,929	$1,688,189,405	$1,858,897,406

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s Automotive and Other revenue by major source for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
Revenue	2021	2020
Automotive Segment
Automotive Mirrors & Electronics	$1,563,424,443	$1,520,628,604
HomeLink Modules*	133,763,591	127,569,539
Total Automotive Products	$1,697,188,034	$1,648,198,143

Other Segment
Fire Protection Products	$25,048,697	$22,716,985
Windows Products	8,914,798	17,274,277
Nanofiber Products	18,400	$—
Total Other	$33,981,895	$39,991,262

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

Nanofiber

The Company acquired Vaporsens in early 2020, which specializes in nanofiber chemical sensing research and development. Vaporsens is primarily involved with research and development of technology related to nanofibers sensing a variety of chemicals and/or compounds. Refer to Note 12, "Acquisitions", for further information.

(12)    ACQUISITIONS

On September 18, 2020, the Company acquired Air-Craftglass, a Belgian company specializing in research and development for aircraft windows, for an initial payment of $1.1 million in a stock purchase deal. The Company funded the acquisition with cash on hand. The transaction also included contingent consideration based on future revenues. The valuation process was completed during the third quarter of 2021.

Air-Craftglass is now a 100% owned subsidiary of the Company, and has been classified within the “Other” segment. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Air-Craftglass which were included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2021.

On December 14, 2020, the Company acquired Argil for $3.7 million in a stock purchase deal, which was in addition to the previous $4.2 million equity investment by the Company in Argil. The Company funded the acquisition with cash on hand. Argil specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. The valuation process was completed during the fourth quarter of 2021.

Argil is now a 100% owned subsidiary of the Company, and has been classified within the “Automotive” segment. The assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Argil which were included in the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2021.

On March 3, 2021 the Company acquired Guardian for approximately $12.0 million. Guardian is an Israeli research and development company that specializes in in-cabin sensing technologies for the automotive industry. The Company funded the acquisition with cash on hand. The valuation process was completed during the fourth quarter of 2021.

Guardian is now a 100% owned subsidiary of the Company as Gentex Technologies (Israel), LTD, and is classified within the Automotive segment. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. There were no revenues of the business of Guardian which were included in the Company’s consolidated statement of income and comprehensive income in 2021.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of March 3, 2021:

Fair Value
Current Assets	$32,378
Personal Property	15,000
In-Process R&D	6,800,000
Trade Names and Trademarks	1,300,000
Deferred Tax Asset	1,942,623
Goodwill	1,951,439
Total Net Assets Acquired	$12,041,440

Through December 31, 2021, the Company has incurred acquisition-related costs of approximately $375,000, which has been expensed as incurred in the "Selling, general & administrative" section of its Consolidated Statements of Income.

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

*10.25	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 23, 2022.

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 *Indicates a compensatory plan or arrangement.