Form 10-Q
period 2022-03-31
GENTEX CORP
filed 2022-05-05
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 22, 2022
Common Stock, $.06 Par Value	234,459,296

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2022
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 and December 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$279,708,413	$262,311,670
Short-term investments	6,891,621	5,423,612
Accounts receivable, net	281,461,678	249,794,906
Inventories	362,736,521	316,267,442
Prepaid expenses and other	24,733,040	39,178,119
Total current assets	955,531,273	872,975,749

PLANT AND EQUIPMENT—NET	468,409,064	464,121,676

OTHER ASSETS
Goodwill	313,928,914	313,960,209
Long-term investments	175,824,026	207,693,147
Intangible assets, net	234,229,803	239,189,627
Patents and other assets, net	32,459,405	33,450,758
Total other assets	756,442,148	794,293,741
Total assets	$2,180,382,485	$2,131,391,166

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$140,887,194	$98,342,928
Accrued liabilities	98,335,978	83,313,172
Total current liabilities	239,223,172	181,656,100

OTHER NON-CURRENT LIABILITIES	12,190,413	11,746,599

Total liabilities	251,413,585	193,402,699

SHAREHOLDERS’ INVESTMENT
Common stock	14,068,640	14,186,450
Additional paid-in capital	881,371,438	879,413,385
Retained earnings	1,038,656,230	1,042,461,388
Accumulated other comprehensive (loss) income	(5,127,408)	1,927,244
Total shareholders’ investment	1,928,968,900	1,937,988,467
Total liabilities and shareholders’ investment	$2,180,382,485	$2,131,391,166

Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
NET SALES	$468,250,776	$483,724,839

COST OF GOODS SOLD	307,838,816	300,424,671
Gross profit	160,411,960	183,300,168

OPERATING EXPENSES:
Engineering, research and development	31,974,987	27,652,081
Selling, general & administrative	25,131,068	21,914,386
Total operating expenses	57,106,055	49,566,467

Income from operations	103,305,905	133,733,701

OTHER (LOSS) INCOME
Investment income	788,316	1,023,410
Other (loss) income, net	(798,810)	509,625
Total other (loss) income	(10,494)	1,533,035

INCOME BEFORE PROVISION FOR INCOME TAXES	103,295,411	135,266,736

PROVISION FOR INCOME TAXES	15,766,785	21,815,866

NET INCOME	$87,528,626	$113,450,870

EARNINGS PER SHARE: (1)
Basic	$0.37	$0.47
Diluted	$0.37	$0.46

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Net income	$87,528,626	$113,450,870

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(896,420)	(852,412)
Unrealized (losses) gains on debt securities, net	(7,795,230)	(5,118,953)

Other comprehensive income (loss), before tax	(8,691,650)	(5,971,365)

Income tax impact related to components of other comprehensive income (loss)	(1,636,998)	(1,074,980)

Other comprehensive income (loss), net of tax	(7,054,652)	(4,896,385)

Comprehensive income	$80,473,974	$108,554,485

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	476,688	28,601	3,295,546	—	—	3,324,147
Repurchases of common stock	(2,440,190)	(146,411)	(8,125,830)	(62,979,781)	—	(71,252,022)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,788,337	—	—	6,788,337
Dividends declared ($0.12 per share)	—	—	—	(28,354,003)	—	(28,354,003)
Net income	—	—	—	87,528,626	—	87,528,626
Other comprehensive loss	—	—	—	—	(7,054,652)	(7,054,652)
BALANCE AS OF MARCH 31, 2022	234,477,338	$14,068,640	$881,371,438	$1,038,656,230	$(5,127,408)	$1,928,968,900

BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	601,020	36,061	9,229,779	—	—	9,265,840
Repurchases of common stock	(2,755,065)	(165,304)	(8,540,700)	(88,986,759)	—	(97,692,763)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	5,894,645	—	—	5,894,645
Dividends declared ($0.12 per share)	—	—	—	(28,984,621)	—	(28,984,621)
Net income	—	—	—	113,450,870	—	113,450,870
Other comprehensive loss	—	—	—	—	(4,896,385)	(4,896,385)
BALANCE AS OF MARCH 31, 2021	241,538,824	$14,492,329	$859,355,232	$1,085,178,486	$1,954,667	$1,960,980,714

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,528,626	$113,450,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,711,500	25,599,131
(Gain) on disposal of assets	(33,982)	(2,391)
Loss on disposal of assets	11,067	131,490
(Gain) on sale of investments	(367,879)	(486,433)
Loss on sale of investments	704,214	41,681
Change in deferred income taxes	—	(1,544,501)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	6,788,337	5,894,645
Change in operating assets and liabilities:
Accounts receivable, net	(31,666,772)	7,253,692
Inventories	(46,469,079)	(6,768,464)
Prepaid expenses and other	16,082,077	768,229
Accounts payable	42,968,193	22,277,513
Accrued liabilities, excluding dividends declared and short-term debt	15,702,241	24,233,539
Net cash provided by operating activities	115,958,543	190,849,001

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	37,158,611	15,019,323
Maturities and calls	1,000,000	2,000,000
Purchases	(15,889,063)	(31,379,609)
Plant and equipment additions	(23,892,169)	(12,599,388)
Proceeds from sale of plant and equipment	33,740	17,744
Acquisition of businesses, net of cash acquired	—	(12,023,440)
Increase in other assets	(455,419)	(1,643,884)
Net cash used for investing activities	(2,044,300)	(40,609,254)

CASH FLOWS (USED FOR) FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	3,324,147	9,265,840
Cash dividends paid	(28,589,625)	(29,243,108)
Repurchases of common stock	(71,252,022)	(97,692,763)
Net cash (used for) financing activities	(96,517,500)	(117,670,032)

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,396,743	32,569,715

CASH AND CASH EQUIVALENTS, beginning of period	262,311,670	423,371,036

CASH AND CASH EQUIVALENTS, end of period	$279,708,413	$455,940,751

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2021 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both March 31, 2022 and December 31, 2021 was $313.9 million and $314.0 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2021	$313,960,209
Acquisitions	—
Divestitures	—
Impairments	—
Other	(31,295)
Balance as of March 31, 2022	$313,928,914

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

The Company also acquired In-Process Research & Development ("I P R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,290,691	$(26,730,389)	$12,560,302	Various
Vaporsens Technology Licenses	351,290	(67,367)	283,923	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(127,500,000)	52,500,000	12 years
Existing Customer Platforms	43,000,000	(36,550,000)	6,450,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,302,844	—	1,302,844	Indefinite
Guardian In-Process R&D	7,191,049	—	7,191,049	Indefinite
Total Other Intangible Assets	$398,279,803	$(164,050,000)	$234,229,803

Total Patents & Other Intangible Assets	$437,921,784	$(190,847,756)	$247,074,028

As of December 31, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,362,187	$(26,506,155)	$12,856,032	Various
Vaporsens Technology Licenses	351,290	(50,107)	301,183	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(123,750,000)	56,250,000	12 years
Existing Customer Platforms	43,000,000	(35,475,000)	7,525,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,384,857	—	1,384,857	Indefinite
Guardian In-Process R&D	7,243,860	—	7,243,860	Indefinite
Total Other Intangible Assets	$398,414,627	$(159,225,000)	$239,189,627

Total Patents & Other Intangible Assets	$438,128,104	$(185,781,262)	$252,346,842

Amortization expense on patents and intangible assets was approximately $5.5 million during the three months ended March 31, 2022, and approximately $5.6 million for the same period ended March 31, 2021.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2022 to be approximately $22 million annually, for the year ending December 31, 2023 to be approximately $20 million, for the year ending December 31, 2024 to be approximately $16

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, and for the years ending December 31, 2025 and December 31, 2026 to be approximately $12 million.

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled approximately $18.6 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively. These investments are classified within Long-Term Investments in the consolidated balance sheets.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2022 and December 31, 2021:
As of March 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$279,708,413	$279,708,413	$—	$—
Short-Term Investments:
Certificate of Deposit	753,625	753,625	—	—
Corporate Bonds	2,001,860	—	2,001,860	—
Municipal Bonds	1,251,802	—	1,251,802	—
Other	2,884,333	2,884,333	—	—
Long-Term Investments:
Asset Backed Securities	24,781,272	—	24,781,272	—
Certificate of Deposit	1,767,238	1,767,238	—	—
Corporate Bonds	41,177,112	—	41,177,112	—
Government Securities	38,685,508	—	38,685,508	—
Municipal Bonds	50,853,579	—	50,853,579	—
Total	$443,864,742	$285,113,609	$158,751,133	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$262,311,670	$262,311,670	$—	$—
Short-Term Investments:
Certificate of Deposit	1,507,770	1,507,770	—	—
Corporate Bonds	2,018,440	—	2,018,440	—
Government Securities	—	—	—	—
Municipal Bonds	—	—	—	—
Other	1,897,402	1,897,402	—	—
Long-Term Investments:
Asset-backed Securities	25,799,513	—	25,799,513	—
Certificate of Deposit	2,056,710	2,056,710		—
Corporate Bonds	40,354,929	—	40,354,929	—
Governmental Securities	47,944,036	—	47,944,036	—
Municipal Bonds	74,720,480	—	74,720,480	—
Total	$458,610,950	$267,773,552	$190,837,398	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2022 and December 31, 2021:

As of March 31, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$751,354	$2,600	$(329)	$753,625
Corporate Bonds	1,996,774	5,086	—	2,001,860
Municipal Bonds	1,250,203	1,599	—	1,251,802
Other	2,884,333	—	—	2,884,333
Long-Term Investments:
Asset Backed Securities	25,406,929	—	(625,657)	24,781,272
Certificate of Deposit	1,750,000	19,888	(2,650)	1,767,238
Corporate Bonds	43,589,074	—	(2,411,962)	41,177,112
Government Securities	40,547,178	—	(1,861,670)	38,685,508
Municipal Bonds	52,501,468	254,830	(1,902,719)	50,853,579
Total	$170,677,313	$284,003	$(6,804,987)	$164,156,329

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,500,543	$7,227		$1,507,770
Corporate Bonds	1,994,639	23,801	—	2,018,440
Government Securities			—	—
Municipal Bonds	—			—
Other	1,897,402			1,897,402
Long-Term Investments:
Asset-backed Securities	26,352,630	34,771	(587,888)	25,799,513
Certificate of Deposit	2,001,714	54,996	—	2,056,710
Corporate Bonds	40,716,866	168,416	(530,353)	40,354,929
Government Securities	48,385,672	55,939	(497,575)	47,944,036
Municipal Bonds	72,175,568	2,747,964	(203,052)	74,720,480
Total	$195,025,034	$3,093,114	$(1,818,868)	$196,299,280

Unrealized losses on investments as of March 31, 2022, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$5,817,906	$135,887,611
Loss duration of greater than one year	987,081	10,371,045
Total	$6,804,987	$146,258,656

Unrealized losses on investments as of December 31, 2021, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$1,244,053	$94,417,123
Loss duration of greater than one year	574,815	6,875,230
Total	$1,818,868	$101,292,353

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

Fixed income securities as of March 31, 2022 have contractual maturities as follows:

Due within one year	$4,007,287
Due between one and five years	96,407,502
Due over five years	60,857,208
$161,271,997

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2022	December 31, 2021
Raw materials	$260,985,427	$235,014,277
Work-in-process	37,592,293	34,032,164
Finished goods	64,158,801	47,221,001
Total Inventory	$362,736,521	$316,267,442

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Basic Earnings Per Share
Net Income	$87,528,626	$113,450,870
Less: Dividends and undistributed earnings allocated to participating securities	1,360,047	1,671,188
Net Income available to common shareholders	$86,168,579	$111,779,682

Basic weighted average shares outstanding	232,151,296	239,559,370
Net Income per share - Basic	$0.37	$0.47

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$86,168,579	$111,779,682
Reallocation of undistributed earnings	2,500	10,883
Net Income available to common shareholders - Diluted	$86,171,079	$111,790,565

Number of shares used in basic computation	232,151,296	239,559,370
Additional weighted average dilutive common stock equivalents	638,515	2,133,781
Diluted weighted average shares outstanding	232,789,811	241,693,151

Net Income per share - Diluted	$0.37	$0.46

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,572,223	271,383

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)    Stock-Based Compensation Plans
As of March 31, 2022, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2021, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $6,788,337 for the three months ended March 31, 2022. The Company recognized compensation expense for share-based payments of $5,894,645 for the three months ended March 31, 2021. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of March 31, 2022, 7,751,391 share awards have been made under the Plan, resulting in 18,990,474 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,078,488	1.00	4,078,488
Restricted Stock	3,072,533	4.06	12,474,484
Performance Shares	600,370	4.06	2,437,502
Total	7,751,391		18,990,474
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of March 31, 2022, there was $9,068,470 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Dividend Yield (1)	1.80%	1.90%
Expected volatility (2)	28.16%	27.85%
Risk-free interest rate (3)	2.42%	0.92%
Expected term of options (years) (4)	4.15	4.14
Weighted-avg. grant date fair value	$6.38	$6.85
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2022, the Company had unearned stock-based compensation of $46,976,947 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the prior plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three months ended March 31, 2022 was $5,290,805. Compensation expense from restricted stock grants in the three months ended March 31, 2021 was $4,302,975.

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

As of March 31, 2022, the Company had unearned stock-based compensation of $9,620,235 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan covering 2,000,000 shares of common stock. Under the plan, the Company sells shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of March 31, 2022, the Company has issued 1,576,179 shares under this plan.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

	Three Months Ended March 31,
	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$920,589	$769,045
Other Comprehensive loss before reclassifications	(896,420)	(852,412)
Net current-period change	(896,420)	(852,412)
Balance at end of period	24,169	(83,367)

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	1,006,655	6,082,007
Other Comprehensive loss before reclassifications	(6,423,937)	(3,692,619)
Amounts reclassified from accumulated other comprehensive income	265,705	(351,354)
Net current-period change	(6,158,232)	(4,043,973)
Balance at end of period	(5,151,577)	2,038,034

Accumulated other comprehensive (loss) income, end of period	$(5,127,408)	$1,954,667

The following table presents details of reclassifications out of accumulated other comprehensive (loss) income for the three months ended March 31, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive (Loss) Income		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2022	2021
Unrealized (losses) gains on available-for-sale debt securities
Realized (loss) gain on sale of securities	$(336,335)	$444,752	Investment income
Provision for income taxes	70,630	(93,398)	Provision for income taxes
Total net reclassifications for the period	$(265,705)	$351,354	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of March 31, 2022, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2022, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the three months ended March 31, 2022, was primarily due to the repurchases of 2.4 million shares, partially offset by the issuance of 0.5 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 2.0 million shares.

The Company recorded a cash dividend of $0.120 per share during the first quarter of 2022 as compared to a cash dividend of $0.120 per share during the first quarter of 2021. The first quarter 2022 dividend of $28.1 million was declared on March 3, 2022, and was paid on April 20, 2022.

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

	Three Months Ended March 31,
	2022	2021
Revenue:
Automotive Products	$457,952,554	$475,617,436
Other	10,298,222	8,107,403
Total	$468,250,776	$483,724,839
Income (Loss) from operations:
Automotive Products	$103,475,509	$134,668,052
Other	(169,604)	(934,351)
Total	$103,305,905	$133,733,701

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)    Income Taxes
The effective tax rate was 15.3% in the three months ended March 31, 2022, compared to an effective tax rate of 16.1% for the same period in 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three month periods ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
Revenue	2022	2021
Automotive Products
U.S.	$142,193,971	$146,425,317
Germany	67,565,320	69,415,184
Japan	54,762,488	53,903,595
Mexico	32,135,079	31,745,988
Other	161,295,696	174,127,352
Total Automotive Products	$457,952,554	$475,617,436
Other Products (U.S.)	10,298,222	8,107,403
Total Revenue	$468,250,776	$483,724,839

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three month periods ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
Revenue	2022	2021
Automotive Segment
Automotive Mirrors & Electronics	$423,626,489	$435,506,930
HomeLink Modules*	34,326,065	40,110,506
Total Automotive Products	$457,952,554	$475,617,436

Other Segment
Fire Protection Products	8,447,686	5,804,158
Aerospace Products	1,850,536	2,303,245
Total Other	$10,298,222	$8,107,403

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)    Leases

The Company has operating leases for certain sales and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 4 years. The weighted average remaining lease term for operating leases as of March 31, 2022 was 2 years, with a weighted average discount rate of 3.1%.

Future minimum lease payments for operating leases as of March 31, 2022 were as follows:

Year ending December 31,

2022 (excluding the three months ended March 31, 2022)	$1,013,318
2023	921,600
2024	159,826
2025	7,102
2026	430
Total future minimum lease payments	2,102,276
Less imputed interest	(25,959)
Total	$2,076,317

Reported as of March 31, 2022

Accrued Liabilities	$1,300,709
Other Non-Current Liabilities	775,608
Total	$2,076,317

(15)    Acquisition

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED MARCH 31, 2022 VERSUS THREE MONTHS ENDED MARCH 31, 2021
Net Sales. Net Sales for the three months ended March 31, 2022 decreased by $15.5 million or 3% when compared with the same period in 2021.
Automotive net sales for the first three months of 2022 were $458.0 million, down 4% compared with automotive net sales of $475.6 million for the first three months of 2021, driven by a 7% quarter over quarter decrease in automotive mirror unit shipments. International automotive mirror shipments in the three months ended March 31, 2022 decreased 10% to 7.4 million units compared with the same period in 2021.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2022, and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021	% Change
North American Interior Mirrors	2,161	2,073	4%
North American Exterior Mirrors	1,461	1,493	(2)%
Total North American Mirror Units	3,623	3,566	2%

International Interior Mirrors	5,087	5,779	(12)%
International Exterior Mirrors	2,293	2,436	(6)%
Total International Mirror Units	7,380	8,215	(10)%

Total Interior Mirrors	7,248	7,852	(8)%
Total Exterior Mirrors	3,755	3,929	(4)%
Total Auto-Dimming Mirror Units	11,003	11,780	(7)%
Note: Percent change and amounts may not total due to rounding.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 65.7% for the first three months of 2022, versus 62.1% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily the result of raw material cost increases, elevated freight expenses, labor cost increases in response to a tight labor market, and annual customer price reductions. On a quarter over quarter basis, raw material increases had a negative impact of approximately 150-200 basis points on gross margin. Both freight expenses and labor cost increases each had a separate negative impact on gross margin of approximately 50 - 100 basis points. Annual customer price reductions had a negative impact of approximately 100 - 150 basis points on gross margin on a quarter over quarter basis.
Operating Expenses. Engineering, research, and development expenses ("E, R & D") for the three months ended March 31, 2022 were $32.0 million, compared with $27.7 million for the same quarter last year. The 16% increase in E, R & D in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to additional staffing and professional fees, related to new product development and the ongoing product re-designs necessary to mitigate electronics part shortages.

Selling, general, and administrative expenses ("S, G & A") for the first three months of 2022 increased 15% or $3.2 million when compared with the same quarter last year. This increase in S, G & A in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to increases in outbound freight expenses and the return of in-person customer meetings and trade show related expenses.
Total Other (Loss) Income. Total other (loss) income for the three months ended March 31, 2022 was a loss less than $0.1 million, compared with a gain of $1.5 million for the same quarter last year.

Provision for Income Taxes. The effective tax rate was 15.3% for the three months ended March 31, 2022 compared to 16.1% for the same period of 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.
Net Income. Net income for the three months ended March 31, 2022 decreased by $25.9 million or 23% to $87.5 million versus $113.5 million in the same quarter last year. The decrease in net income was primarily the result of the quarter over quarter changes in sales, gross margins and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the three months ended March 31, 2022 of $0.37 which compared to earnings per diluted share of $0.46 for the three months ended March 31, 2021. The quarter of quarter decrease in earnings per share is primarily due to the lower net income, but was positively impacted by a lower diluted share count when compared to the same quarter of 2021.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2022 were $279.7 million, which increased $17.4 million compared to $262.3 million as of December 31, 2021. The increase was primarily due to cash flows from operations, which was partially offset by share repurchases, dividend payments and capital expenditures, during the three months ended March 31, 2022.
Short-term investments as of March 31, 2022 were $6.9 million, up from $5.4 million as of December 31, 2021, and long-term investments were $175.8 million as of March 31, 2022, compared to $207.7 million as of December 31, 2021. Changes in the investment balances were primarily driven by maturities of investments, which were partially offset by additional investment purchases during the three months ended March 31, 2022.
Accounts receivable as of March 31, 2022 increased approximately $31.7 million compared to December 31, 2021, primarily due to the timing of sales during the most recently completed three months. As of March 31, 2022, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of March 31, 2022 were $362.7 million, compared to $316.3 million as of December 31, 2021, primarily due to increases in raw materials and finished goods.

Accounts payable as of March 31, 2022 increased approximately $42.5 million to $140.9 million when compared to December 31, 2021, primarily driven by month end payment timing.
Accrued liabilities as of March 31, 2022 increased approximately $15.0 million compared to December 31, 2021, primarily due to an increase in accrued salaries and wages, as well as accrued income taxes.
Cash flow from operating activities for the three months ended March 31, 2022 decreased $74.9 million to $116.0 million, compared with $190.8 million during the same three month period last year, primarily due decreases in net income and changes in working capital.
Capital expenditures for the three months ended March 31, 2022 were approximately $23.9 million, compared with approximately $12.6 million for the same three month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In the first quarter of 2022, the Company began construction on a 342,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $75 - $85 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2023.
The Company estimates that it currently has building capacity to manufacture approximately 34 - 37 million interior mirror units annually and approximately 15 - 18 million exterior mirror units annually, based on current product mix. The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	March 31, 2022	December 31, 2021
Working Capital	$716,308,101	$691,319,649
Long Term Investments	175,824,026	207,693,147
Total	$892,132,127	$899,012,796

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic, industry-wide parts shortages, and global supply chain constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2022, the Company repurchased 2,440,190 shares. The Company has 22,383,878 shares remaining under the plan as of March 31, 2022, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2022, the Company reported net sales of $468.3 million, compared to net sales of $483.7 million in the first quarter of 2021. For the first quarter of 2022, global light vehicle production decreased approximately 5% when compared to the first quarter of 2021. Additionally, light vehicle production in the Company's primary markets of North America, Europe and Japan/Korea, declined by 11% on a quarter over quarter basis. These declines were primarily a result of the ongoing industry-wide component shortages and global supply chain constraints. Additionally, when compared to the mid-January 2022 IHS Markit light vehicle production forecast in the Company’s primary regions, actual light vehicle production during the first quarter of 2022 declined in excess of 4%.

When looking forward into the second quarter and into 2023, the Company believes that the overall demand for vehicles and its products should still provide opportunities for the Company to continue to outperform the underlying market.

In the first quarter of 2022, the Company had 21 net new launches of interior and exterior auto-dimming mirrors and electronic features. Also in the first quarter of 2022, there were several new base inside auto-dimming mirror launches, and of these, 60% were for the China domestic market.

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

As of the first quarter of 2022, the Company is shipping production Full Display Mirrors® to thirteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, along with Maserati and Fiat, Mercedes, Ferrari, and Ford. As of the end of the first quarter of 2022, the Company is shipping Full Display Mirror® on 70 nameplates. The second quarter 2020 launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that on-going discussions with certain other customers, in the future, may cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles. As of the end of the first quarter of 2022, the Company has been awarded Full Display Mirror® programs with 14 OEMs.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen (14) OEM customers. The Company is currently shipping production Full Display Mirrors® to thirteen automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company previously announced a CMS development program with Aston Martin. The Company has also previously announced that the Company continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
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

On February 1, 2022, NHTSA signed a Final Rule to allow for adaptive driving beam headlights and such Final Rule is awaiting publication in the Federal Registrar. The Company believes its adaptive SmartBeam® (dynamic lighting system), which has been manufactured and sold for many years in jurisdictions outside the United States, will be permitted under the NHTSA Final Rule.
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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout 2022 and 2023. During the third quarter of 2021, the Company began shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM®

product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

Dimmable Devices

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the Company announced that Airbus will also be offering the Company's dimmable aircraft windows on an aircraft with production having began in the fourth quarter of 2021.

Medical

In January 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. In 2022, the Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

OTHER

Automotive revenues represent approximately 97% - 99% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the second quarter of 2022, and full years 2022 and 2023 are based on the mid-April 2022 IHS Markit light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea and China. Second quarter of 2021, and calendar years 2022 and 2023 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2022	Q2 2021	% Change	Calendar Year 2023	Calendar Year 2022	Calendar Year 2021	2023 vs 2022 % Change	2022 vs 2021 % Change
North America	3.59	3.19	13%	16.49	14.75	13.05	12%	13%
Europe	3.98	4.14	(4)%	18.31	16.49	15.89	11%	4%
Japan and Korea	2.84	2.75	3%	11.76	11.36	10.88	4%	4%
China	5.50	5.79	(5)%	26.94	24.63	24.84	9%	(1)%
Total Light Vehicle Production	15.91	15.87	—%	73.50	67.23	64.66	9%	4%

Based on the aforementioned light vehicle production forecast and the results for the first three months of 2022, the Company is making no changes to its previously provided guidance for calendar year 2022 as shown below.
•Revenue is expected to be between $1.87 and $2.02 billion
•Gross Margin is expected to be between 35% and 36%
•Operating Expenses are expected to be approximately $230 to $240 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 17%
•Capital Expenditures are expected to be between $150 and $175 million
•Depreciation and Amortization is expected to be between $100 and $110 million

Ongoing uncertainties remain around the impact of the COVID-19 pandemic on customer demand and restrictions on operations. COVID-19 has created unprecedented circumstances for the Company's industries, which have included significant changes to production levels at its customers that occurred in a very short time period, electronic suppliers failure to meet the Company's orders by having significant changes to production levels that can occur in a very short period of time that limits the Company's production of finished goods, and the ongoing shutdowns in China. Beyond the impact of the COVID-19 pandemic, other ongoing uncertainties remain including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of March 31, 2022, the Company has 22.4 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-April 2022 light vehicle production estimates for 2023, the Company is providing revenue guidance for 2023, despite the fact that there continues to be uncertainty regarding macroeconomic conditions, underlying overall consumer demand for light vehicles worldwide, and the continued impact from the COVID-19 pandemic. The Company continues to estimate that revenue for calendar year 2023 will be approximately 15% - 20% higher than the 2022 estimated revenue estimates of $1.87 - $2.02 billion. As noted above, continuing uncertainties make forecasting difficult.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). For the quarter ended March 31, 2022, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2021 are set forth herein.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of April 18, 2022 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2021, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first quarter of 2022, the Company repurchased 2.4 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

As previously announced, the Company's Board of Directors recently authorized the repurchase of an additional 25,000,000 shares under the plan. After the Company repurchased 2,440,190 shares during the first three months of 2022, the Company has 22.4 million shares remaining under the plan as of March 31, 2022.

The following is a summary of share repurchase activity during each month of the quarter ended March 31, 2022:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2022	—	—	—	24,824,068
February 2022	490,021	30.63	490,021	24,334,047
March 2022	1,950,169	28.84	1,950,169	22,383,878
1st Quarter 2022 Total	2,440,190	29.20	2,440,190

2022 Total	2,440,190	29.20	2,440,190	22,383,878

As of March 31, 2022 the Company has repurchased 149,615,850 shares at a total cost of $2,558,006,127 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 5, 2022	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 5, 2022	/s/ Kevin C. Nash
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