Form 10-Q
period 2022-06-30
GENTEX CORP
filed 2022-08-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 22, 2022
Common Stock, $.06 Par Value	235,129,597

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2022
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 and December 31, 2021

	June 30, 2022 (Unaudited)	December 31, 2021 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,372,471	$262,311,670
Short-term investments	11,992,154	5,423,612
Accounts receivable, net	274,404,572	249,794,906
Inventories	392,577,825	316,267,442
Prepaid expenses and other	43,539,709	39,178,119
Total current assets	991,886,731	872,975,749

PLANT AND EQUIPMENT—NET	488,913,960	464,121,676

OTHER ASSETS
Goodwill	313,857,650	313,960,209
Long-term investments	157,704,267	207,693,147
Equity method investments	39,940,046	—
Intangible assets, net	229,010,910	239,189,627
Patents and other assets, net	63,140,670	33,450,758
Total other assets	803,653,543	794,293,741
Total assets	$2,284,454,234	$2,131,391,166

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$186,623,085	$98,342,928
Accrued liabilities	99,548,802	83,313,172
Total current liabilities	286,171,887	181,656,100

OTHER NON-CURRENT LIABILITIES	11,707,867	11,746,599

Total liabilities	297,879,754	193,402,699

SHAREHOLDERS’ INVESTMENT
Common stock	14,107,936	14,186,450
Additional paid-in capital	900,576,404	879,413,385
Retained earnings	1,082,846,019	1,042,461,388
Accumulated other comprehensive (loss) income	(10,955,879)	1,927,244
Total shareholders’ investment	1,986,574,480	1,937,988,467
Total liabilities and shareholders’ investment	$2,284,454,234	$2,131,391,166

Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET SALES	$463,423,002	$428,005,026	$931,673,777	$911,729,865

COST OF GOODS SOLD	315,055,988	276,408,285	622,894,804	576,832,956
Gross profit	148,367,014	151,596,741	308,778,973	334,896,909

OPERATING EXPENSES:
Engineering, research and development	32,857,419	29,059,058	64,832,406	56,711,139
Selling, general & administrative	29,718,626	22,613,062	54,849,694	44,527,448
Total operating expenses	62,576,045	51,672,120	119,682,100	101,238,587

Income from operations	85,790,969	99,924,621	189,096,873	233,658,322

OTHER (LOSS) INCOME
Investment income	920,284	903,139	1,708,600	1,926,549
Other (loss) income, net	(1,903,269)	987,959	(2,702,079)	1,497,584
Total other (loss) income	(982,985)	1,891,098	(993,479)	3,424,133

INCOME BEFORE PROVISION FOR INCOME TAXES	84,807,984	101,815,719	188,103,394	237,082,455

PROVISION FOR INCOME TAXES	12,403,581	15,309,301	28,170,366	37,125,167

NET INCOME	$72,404,403	$86,506,418	$159,933,028	$199,957,288

EARNINGS PER SHARE: (1)
Basic	$0.31	$0.36	$0.68	$0.83
Diluted	$0.31	$0.36	$0.68	$0.82

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$72,404,403	$86,506,418	$159,933,028	$199,957,288

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(3,131,326)	963,199	(4,027,746)	110,787
Unrealized (losses) gains on debt securities, net	(3,414,108)	1,705,281	(11,209,338)	(3,413,672)

Other comprehensive (loss) income, before tax	(6,545,434)	2,668,480	(15,237,084)	(3,302,885)

Income tax impact related to components of other comprehensive (loss) income	(716,963)	358,109	(2,353,961)	(716,871)

Other comprehensive (loss) income, net of tax	(5,828,471)	2,310,371	(12,883,123)	(2,586,014)

Comprehensive income	$66,575,932	$88,816,789	$147,049,905	$197,371,274

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2022	234,477,338	$14,068,640	$881,371,438	$1,038,656,230	$(5,127,408)	$1,928,968,900
Issuance of common stock from stock plan transactions	492,494	29,550	5,641,470	—	—	5,671,020
Issuance of common stock for equity investment purchases	162,433	9,746	4,990,266	—	—	5,000,012
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,573,230	—	—	8,573,230
Dividends declared ($0.12 per share)	—	—	—	(28,214,614)	—	(28,214,614)
Net income	—	—	—	72,404,403	—	72,404,403
Other comprehensive loss	—	—	—	—	(5,828,471)	(5,828,471)
BALANCE AS OF JUNE 30, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480

BALANCE AS OF APRIL 1, 2021	241,538,824	$14,492,329	$859,355,232	$1,085,178,486	$1,954,667	$1,960,980,714
Issuance of common stock from stock plan transactions	838,896	50,334	4,340,710	—	—	4,391,044
Repurchases of common stock	(3,411,131)	(204,668)	(10,745,063)	(104,971,348)	—	(115,921,079)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,727,513	—	—	6,727,513
Dividends declared ($0.12 per share)	—	—	—	(28,675,992)	—	(28,675,992)
Net income	—	—	—	86,506,418	—	86,506,418
Other comprehensive income	—	—	—	—	2,310,371	2,310,371
BALANCE AS OF JUNE 30, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	969,182	58,151	8,937,016	—	—	8,995,167
Issuance of common stock for equity investment purchases	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	(2,440,190)	(146,411)	(8,125,830)	(62,979,781)	—	(71,252,022)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	15,361,567	—	—	15,361,567
Dividends declared ($0.24 per share)	—	—	—	(56,568,616)	—	(56,568,616)
Net income	—	—	—	159,933,028	—	159,933,028
Other comprehensive loss	—	—	—	—	(12,883,123)	(12,883,123)
BALANCE AS OF JUNE 30, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480

BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	1,439,916	86,395	13,570,489	—	—	13,656,884
Repurchases of common stock	(6,166,196)	(369,972)	(19,285,763)	(193,958,107)	—	(213,613,842)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	12,622,158	—	—	12,622,158
Dividends declared ($0.24 per share)	—	—	—	(57,660,613)	—	(57,660,613)
Net income	—	—	—	199,957,288	—	199,957,288
Other comprehensive loss	—	—	—	—	(2,586,014)	(2,586,014)
BALANCE AS OF JUNE 30, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,933,028	$199,957,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,052,518	51,497,665
(Gain) on disposal of assets	(45,214)	(19,891)
Loss on disposal of assets	11,776	133,036
(Gain) on sale of investments	(391,378)	(969,971)
Loss on sale of investments	989,196	192,346
Change in deferred income taxes	5,044,744	(3,546,862)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	15,361,567	12,622,158
Change in operating assets and liabilities:
Accounts receivable, net	(24,609,666)	50,784,339
Inventories	(76,310,383)	(37,608,133)
Prepaid expenses and other	(6,035,375)	(41,394,722)
Accounts payable	48,905,968	16,477,865
Accrued liabilities, excluding dividends declared and short-term debt	16,354,262	4,117,051
Net cash provided by operating activities	189,261,043	252,242,169

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	37,429,595	34,250,068
Maturities and calls	3,000,000	16,685,000
Purchases	(19,506,446)	(71,596,074)
Purchase of equity method investments	(24,250,000)	—
Plant and equipment additions	(57,998,319)	(31,352,443)
Proceeds from sale of plant and equipment	44,881	99,850
Acquisition of businesses, net of cash acquired	—	(12,023,440)
Increase in other assets	(1,937,117)	(458,637)
Net cash used for investing activities	(63,217,406)	(64,395,676)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	8,995,167	13,656,884
Cash dividends paid	(56,725,981)	(58,227,768)
Repurchases of common stock	(71,252,022)	(213,613,842)
Net cash used for financing activities	(118,982,836)	(258,184,726)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,060,801	(70,338,233)

CASH AND CASH EQUIVALENTS, beginning of period	262,311,670	423,371,036

CASH AND CASH EQUIVALENTS, end of period	$269,372,471	$353,032,803

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2021 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both June 30, 2022 and December 31, 2021 was $313.9 million and $314.0 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2021	$313,960,209
Acquisitions	—
Divestitures	—
Impairments	—
Other	(102,559)
Balance as of June 30, 2022	$313,857,650

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,495,602	$(27,389,285)	$12,106,317	Various
Vaporsens Technology Licenses	351,290	(67,367)	283,923	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(131,250,000)	48,750,000	12 years
Existing Customer Platforms	43,000,000	(37,625,000)	5,375,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(168,875,000)	$229,010,910

Total Patents & Other Intangible Assets	$437,732,802	$(196,331,652)	$241,401,150

As of December 31, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,362,187	$(26,506,155)	$12,856,032	Various
Vaporsens Technology Licenses	351,290	(50,107)	301,183	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(123,750,000)	56,250,000	12 years
Existing Customer Platforms	43,000,000	(35,475,000)	7,525,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,384,857	—	1,384,857	Indefinite
Guardian In-Process R&D	7,243,860	—	7,243,860	Indefinite
Total Other Intangible Assets	$398,414,627	$(159,225,000)	$239,189,627

Total Patents & Other Intangible Assets	$438,128,104	$(185,781,262)	$252,346,842

Amortization expense on patents and intangible assets was approximately $5.5 million and $11.1 million during the three and six months ended June 30, 2022, respectively, and approximately $5.6 million and $11.2 million for the same periods ended June 30, 2021, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2022 to be approximately $22 million, for the year ending December 31, 2023 to be

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $20 million, for the year ending December 31, 2024 to be approximately $16 million, and for each of the years ending December 31, 2025 and December 31, 2026 to be approximately $12 million.

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

The Company also periodically makes technology investments in certain non-consolidated third-parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. These equity method investments, over which the Company exercises significant influence, totaled approximately $39.9 million as of June 30, 2022 (including approximately $11.1 million of investments accounted for under ASC 321, Investments - Equity Securities, as of December 31, 2021, for which the Company obtained significant influence during 2022). The Company did not have equity method investments as of December 31, 2021. These investments are classified within Equity Method Investments in the condensed consolidated balance sheets.

The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. For these equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled approximately $7.6 million and $16.8 million as of June 30, 2022 and December 31, 2021, respectively. These investments are classified within Long-Term Investments in the condensed consolidated balance sheets.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2022 and December 31, 2021:
As of June 30, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$269,372,471	$269,372,471	$—	$—
Short-Term Investments:
Certificate of Deposit	1,752,930	1,752,930	—	—
Corporate Bonds	5,467,319	—	5,467,319	—
Municipal Bonds	1,729,072	—	1,729,072	—
Other	3,042,833	3,042,833	—	—
Long-Term Investments:
Asset Backed Securities	23,356,697	—	23,356,697	—
Certificate of Deposit	735,897	735,897	—	—
Corporate Bonds	34,178,081	—	34,178,081	—
Government Securities	38,901,568	—	38,901,568	—
Municipal Bonds	52,972,792	—	52,972,792	—
Total	$431,509,660	$274,904,131	$156,605,529	$—

As of December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$262,311,670	$262,311,670	$—	$—
Short-Term Investments:
Certificate of Deposit	1,507,770	1,507,770	—	—
Corporate Bonds	2,018,440	—	2,018,440	—
Government Securities	—	—	—	—
Municipal Bonds	—	—	—	—
Other	1,897,402	1,897,402	—	—
Long-Term Investments:
Asset-backed Securities	25,799,513	—	25,799,513	—
Certificate of Deposit	2,056,710	2,056,710	—	—
Corporate Bonds	40,354,929	—	40,354,929	—
Governmental Securities	47,944,036	—	47,944,036	—
Municipal Bonds	74,720,480	—	74,720,480	—
Total	$458,610,950	$267,773,552	$190,837,398	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2022 and December 31, 2021:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,990	$4,098	$(2,158)	$1,752,930
Corporate Bonds	5,630,319	—	(163,000)	5,467,319
Municipal Bonds	1,740,477	760	(12,165)	1,729,072
Other	3,042,833	—	—	3,042,833
Long-Term Investments:
Asset Backed Securities	24,055,501	—	(698,804)	23,356,697
Certificate of Deposit	750,000	—	(14,103)	735,897
Corporate Bonds	37,765,445	—	(3,587,364)	34,178,081
Government Securities	41,238,181	2,361	(2,338,974)	38,901,568
Municipal Bonds	56,098,534	188,395	(3,314,137)	52,972,792
Total	$172,072,280	$195,614	$(10,130,705)	$162,137,189

As of December 31, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,500,543	$7,227	$—	$1,507,770
Corporate Bonds	1,994,639	23,801	—	2,018,440
Other	1,897,402	—	—	1,897,402
Long-Term Investments:
Asset-backed Securities	26,352,630	34,771	(587,888)	25,799,513
Certificate of Deposit	2,001,714	54,996	—	2,056,710
Corporate Bonds	40,716,866	168,416	(530,353)	40,354,929
Government Securities	48,385,672	55,939	(497,575)	47,944,036
Municipal Bonds	72,175,568	2,747,964	(203,052)	74,720,480
Total	$195,025,034	$3,093,114	$(1,818,868)	$196,299,280

Unrealized losses on investments as of June 30, 2022, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$8,893,651	$143,233,962
Loss duration of greater than one year	1,237,054	9,273,913
Total	$10,130,705	$152,507,875

Unrealized losses on investments as of December 31, 2021, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$1,244,053	$94,417,123
Loss duration of greater than one year	574,815	6,875,230
Total	$1,818,868	$101,292,353

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Fixed income securities as of June 30, 2022 have contractual maturities as follows:

Due within one year	$8,949,321
Due between one and five years	89,732,074
Due over five years	60,412,961
$159,094,356

4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2022	December 31, 2021
Raw materials	$278,888,521	$235,014,277
Work-in-process	43,334,800	34,032,164
Finished goods	70,354,504	47,221,001
Total Inventory	$392,577,825	$316,267,442

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2022 and June 30, 2021:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings Per Share
Net Income	$72,404,403	$86,506,418	$159,933,028	$199,957,288
Less: Dividends and undistributed earnings allocated to participating securities	1,094,827	1,324,767	2,460,845	2,974,367
Net Income available to common shareholders	$71,309,576	$85,181,651	$157,472,183	$196,982,921

Basic weighted average shares outstanding	230,982,301	238,602,197	231,245,466	238,198,668
Net Income per share - Basic	$0.31	$0.36	$0.68	$0.83

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$71,309,576	$85,181,651	$157,472,183	$196,982,921
Reallocation of undistributed earnings	1,295	3,980	3,701	10,464
Net Income available to common shareholders - Diluted	$71,310,871	$85,185,631	$157,475,884	$196,993,385

Number of shares used in basic computation	230,982,301	238,602,197	231,245,466	238,198,668
Additional weighted average dilutive common stock equivalents	456,483	1,130,301	544,919	1,218,528
Diluted weighted average shares outstanding	231,438,784	239,732,498	231,790,385	239,417,196

Net Income per share - Diluted	$0.31	$0.36	$0.68	$0.82

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,792,677	270,475	1,549,824	137,484

(6)    Stock-Based Compensation Plans
As of June 30, 2022, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $8,573,230 for the three months ended June 30, 2022, and total compensation expense for share-based payments of $15,361,567 for the six months ended June 30, 2022. The Company recognized compensation expense for share-based payments of $6,727,513 and $12,622,158 for the three and six months ended June 30, 2021,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2022, 7,560,663 share awards have been made under the Plan, resulting in 18,598,316 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	3,953,587	1.00	3,953,587
Restricted Stock	3,048,317	4.06	12,376,167
Performance Shares	558,759	4.06	2,268,562
Total	7,560,663		18,598,316
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years, and expire after five to ten years. As of June 30, 2022, there was $9,646,122 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend Yield (1)	1.78%	1.86%	1.79%	1.88%
Expected volatility (2)	28.68%	27.68%	28.42%	27.76%
Risk-free interest rate (3)	3.01%	0.87%	2.72%	0.90%
Expected term of options (years) (4)	4.15	4.15	4.15	4.15
Weighted-avg. grant date fair value	$6.49	$6.32	$6.43	$6.58
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2022, the Company had unearned stock-based compensation of $47,881,596 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Prior Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and six months ended June 30, 2022 was $5,335,072 and $10,625,877,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. Compensation expense from restricted stock grants in the three and six months ended June 30, 2021 was $4,459,401 and $8,762,376, respectively.

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

As of June 30, 2022, the Company had unearned stock-based compensation of $10,269,387 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of June 30, 2022, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense.

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$24,169	$(83,367)	$920,589	$769,045
Other Comprehensive (loss) income before reclassifications	(3,131,326)	963,199	(4,027,746)	110,787
Net current-period change	(3,131,326)	963,199	(4,027,746)	110,787
Balance at end of period	(3,107,157)	879,832	(3,107,157)	879,832

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	(5,151,577)	2,038,034	1,006,655	6,082,007
Other Comprehensive (loss) income before reclassifications	(2,903,717)	1,610,141	(9,327,653)	(2,082,477)
Amounts reclassified from accumulated other comprehensive income	206,572	(262,969)	472,276	(614,324)
Net current-period change	(2,697,145)	1,347,172	(8,855,377)	(2,696,801)
Balance at end of period	(7,848,722)	3,385,206	(7,848,722)	3,385,206

Accumulated other comprehensive (loss) income, end of period	$(10,955,879)	$4,265,038	$(10,955,879)	$4,265,038

The following table presents details of reclassifications out of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive (Loss) Income				Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized (losses) gains on available-for-sale debt securities
Realized (loss) gain on sale of securities	$(261,483)	$332,872	$(597,818)	$777,625	Investment income
Provision for income taxes	54,911	(69,903)	125,542	(163,301)	Provision for income taxes
Total net reclassifications for the period	$(206,572)	$262,969	$(472,276)	$614,324	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

but are subject to certain covenants. As of June 30, 2022, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of June 30, 2022, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the six months ended June 30, 2022, was primarily due to the repurchases of 2.4 million shares, partially offset by the issuance of 1.1 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 1.3 million shares.

The Company recorded a cash dividend of $0.120 per share during the second quarter of 2022 as compared to a cash dividend of $0.120 per share during the second quarter of 2021. The second quarter 2022 dividend of $28.2 million was declared on May 27, 2022, and was paid on July 20, 2022.

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
The Company is responding to a subpoena issued by the staff of the Division of Enforcement of the SEC for records from approximately 2015-2019. The Company has been informed that the SEC staff may be reviewing certain accounting determinations, including determinations that the staff believes could have impacted the Company’s reported earnings per share for certain periods during that time frame. The Company has continued to assert that its financial statements filed with the SEC in Forms 10-K and 10-Q in 2015-2019 present fairly, in all material respects, its financial condition, results of operations and cash flows as of or for the periods ending on their respective dates. The Company maintains that its actions were appropriate; however, the Company remains open to resolving this matter with the SEC, and therefore, the Company has accrued an amount as of June 30, 2022 for an estimated liability. The Company does not believe the accrued liability is material to the financial statements.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Automotive Products	$452,951,028	$420,622,653	$910,903,581	$896,240,089
Other	10,471,974	7,382,373	20,770,196	15,489,776
Total	$463,423,002	$428,005,026	$931,673,777	$911,729,865
Income (Loss) from operations:
Automotive Products	$86,908,119	$101,790,310	$190,383,628	$236,458,363
Other	(1,117,150)	(1,865,689)	(1,286,755)	(2,800,041)
Total	$85,790,969	$99,924,621	$189,096,873	$233,658,322

(12)    Income Taxes
The effective tax rate was 15.0% in the six months ended June 30, 2022, compared to an effective tax rate of 15.7% for the same period in 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, and the foreign-derived intangible income tax deduction and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2022	2021	2022	2021
Automotive Products
U.S.	$145,818,259	$135,857,058	$288,012,229	$282,282,375
Germany	71,580,008	58,935,672	139,145,328	128,350,856
Japan	46,655,756	54,160,515	101,418,244	108,064,110
Mexico	29,792,178	28,589,143	61,927,257	60,335,131
Other	159,104,827	143,080,265	320,400,523	317,207,617
Total Automotive Products	$452,951,028	$420,622,653	$910,903,581	$896,240,089
Other Products (U.S.)	10,471,974	7,382,373	20,770,196	15,489,776
Total Revenue	$463,423,002	$428,005,026	$931,673,777	$911,729,865

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2022	2021	2022	2021
Automotive Segment
Automotive Mirrors & Electronics	$419,492,115	$390,074,655	$843,118,604	$825,581,585
HomeLink Modules*	33,458,913	30,547,998	67,784,977	70,658,504
Total Automotive Products	$452,951,028	$420,622,653	$910,903,581	$896,240,089

Other Segment
Fire Protection Products	9,645,549	6,319,662	18,093,236	12,123,820
Aerospace Products	826,425	1,062,711	2,676,960	3,365,956
Total Other	$10,471,974	$7,382,373	$20,770,196	$15,489,776

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

The Company has operating leases for certain sales and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2022 was 2 years, with a weighted average discount rate of 4.4%.

Future minimum lease payments for operating leases as of June 30, 2022 were as follows:

Year ending December 31,

2022 (excluding the three months ended June 30, 2022)	$706,167
2023	1,016,442
2024	223,816
2025	33,226
2026	6,314
Thereafter	940
Total future minimum lease payments	1,986,905
Less imputed interest	(34,730)
Total	$1,952,175

Reported as of June 30, 2022

Accrued Liabilities	$1,265,582
Other Non-Current Liabilities	686,593
Total	$1,952,175

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER 2022 VERSUS SECOND QUARTER 2021
Net Sales. Net sales for the second quarter of 2022 increased by $35.4 million or 8% when compared with the second quarter of 2021.
Automotive net sales for the second quarter of 2022 were $452.9 million, compared with automotive net sales of $420.6 million in the second quarter of 2021. The 3% increase in automotive mirror unit shipments in the second quarter of 2022 to 10.7 million units compared with 10.4 million units in the second quarter of 2021, was driven primarily by a 7% quarter over quarter increase in North American auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2022, and 2021 (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
North American Interior Mirrors	2,127	1,873	14%	4,288	3,946	9%
North American Exterior Mirrors	1,468	1,497	(2)%	2,929	2,990	(2)%
Total North American Mirror Units	3,595	3,370	7%	7,217	6,936	4%

International Interior Mirrors	4,909	4,811	2%	9,996	10,590	(6)%
International Exterior Mirrors	2,188	2,240	(2)%	4,482	4,676	(4)%
Total International Mirror Units	7,097	7,052	1%	14,477	15,266	(5)%

Total Interior Mirrors	7,036	6,684	5%	14,284	14,535	(2)%
Total Exterior Mirrors	3,656	3,738	(2)%	7,411	7,666	(3)%
Total Auto-Dimming Mirror Units	10,692	10,422	3%	21,695	22,202	(2)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $10.5 million in the second quarter of 2022, an increase of 42%, compared to $7.4 million in the second quarter of 2021. This increase is in large part attributable to a 53% quarter over quarter increase in fire protection sales, which increased to $9.6 million in the second quarter of 2022, compared to $6.3 million in the second quarter of 2021. Dimmable aircraft sales decreased by 22% for the second quarter of 2022 to $0.8 million, from $1.1 million in the second quarter of 2021.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 68.0% for the second quarter of 2022, versus 64.6% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily the result of raw material cost increases, labor cost increases in response to a tight labor market, product mix shifts, and annual customer price reductions. On a quarter over quarter basis, raw material increases had a negative impact of approximately 150 - 200 basis points on gross margin. Both labor cost increases and product mix shifts each had a separate negative impact on gross margin of approximately 50 - 100 basis points on a quarter over quarter. Annual customer price reductions had a negative impact of approximately 100 - 150 basis points on gross margin on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the second quarter of 2022 increased by $3.8 million when compared with the second quarter of 2021.
.

Selling, general and administrative ("S, G & A") expenses increased by 31% or $7.1 million for the second quarter of 2022 compared to the second quarter of 2021. S, G & A expenses were 6% of net sales in the second quarter of 2022, compared to 5% of net sales in the second quarter of 2021. S, G, & A expenses increased on a quarter over quarter basis primarily due to staffing and professional fees, outbound freight expenses and travel related expenses.

Total operating expenses were $62.6 million in the second quarter of 2022, which increased by 21% or $10.9 million, from $51.7 million in the second quarter of 2021.

Total Other (Loss) Income. Total other income for the second quarter of 2022 decreased by $2.9 million when compared with the second quarter of 2021.

Provision for Income Taxes. The effective tax rate was 14.6% for, and an income tax expense of $12.4 million was recorded in, the second quarter of 2022 compared to an income tax expense of $15.3 million for the same quarter of 2021. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the second quarter of 2022 was $72.4 million, down from a net income of $86.5 million the second quarter of 2021.
Earnings Per Share. The Company had earnings per diluted share for the second quarter of 2022 of $0.31 which compared to earnings per diluted share of $0.36 for the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2022 VERSUS SIX MONTHS ENDED JUNE 30, 2021
Net Sales. Net Sales for the six months ended June 30, 2022 increased by $19.9 million or 2% when compared with the same period in 2021.
Automotive net sales for the first six months of 2022 were $910.9 million, up 2% compared with automotive net sales of $896.2 million for the first six months of 2021, despite a 2% period over period decrease in automotive mirror unit shipments. International automotive mirror shipments in the six months ended June 30, 2022 decreased 5% to 14.5 million units compared with the same period in 2021.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 66.9% for the first six months of 2022, versus 63.3% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of raw material cost increases, labor cost increases in response to a tight labor market, and annual customer price reductions. On a period over period basis, raw material increases had a negative impact of approximately 150 - 200 basis points on gross margin. Labor cost increases had a negative impact on gross margin of approximately 50 - 100 basis points on a period over period basis. Annual customer price reductions had a negative impact of approximately 100 - 150 basis points on gross margin on a period over period basis.
Operating Expenses. E, R & D expenses for the six months ended June 30, 2022 were $64.8 million, compared with $56.7 million for the same period last year. The 14% increase in E, R & D expenses in the first six months of 2022 compared to the same period in 2021 was primarily due to additional staffing and professional fees, related to new product development and the ongoing product re-designs necessary to mitigate electronics part shortages.

S, G & A expenses for the first six months of 2022 increased 23% or $10.3 million when compared with the same period last year. This increase in S, G & A expenses in the first six months of 2022 compared to the first six months of 2021 was primarily due to staffing and professional fees, increases in outbound freight expenses, and the return of in-person customer meetings and trade show related expenses.
Total Other (Loss) Income. Total other loss for the six months ended June 30, 2022 was $1.0 million, compared with a total other income of $3.4 million for the same period last year.

Provision for Income Taxes. The effective tax rate was 15.0% for the six months ended June 30, 2022 compared to 15.7% for the same period of 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction and research and development tax credits.
Net Income. Net income for the six months ended June 30, 2022 decreased by $40.0 million or 20% to $159.9 million versus $200.0 million in the same period last year. The decrease in net income was primarily the result of the period over period changes in sales, gross margins and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the six months ended June 30, 2022 of $0.68 which compared to earnings per diluted share of $0.82 for the six months ended June 30, 2021. The period over period decrease in earnings per share is primarily due to the lower net income, but was positively impacted by a lower diluted share count when compared to the same period of 2021.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2022 were $269.4 million, which increased $7.1 million compared to $262.3 million as of December 31, 2021. The increase was primarily due to cash flows from operations, which was partially offset by dividend payments, share repurchases, and capital expenditures, during the six months ended June 30, 2022.
Short-term investments as of June 30, 2022 were $12.0 million, up from $5.4 million as of December 31, 2021, and long-term investments were $157.7 million as of June 30, 2022, compared to $207.7 million as of December 31, 2021. Equity method investments increased to $39.9 million, primarily as a result of additional investment purchases during the six months ended June 30, 2022.
Accounts receivable as of June 30, 2022 increased approximately $24.6 million compared to December 31, 2021, primarily due to the timing of sales during the most recently completed six months. As of June 30, 2022, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of June 30, 2022 were $392.6 million, compared to $316.3 million as of December 31, 2021, primarily due to increases in raw materials and finished goods.

Accounts payable as of June 30, 2022 increased approximately $88.3 million to $186.6 million when compared to December 31, 2021, primarily driven by month end payment timing, increased inventory, and increased capital expenditures.
Accrued liabilities as of June 30, 2022 increased approximately $16.2 million compared to December 31, 2021, primarily due to an increase in accrued salaries and wages, as well as accrued income taxes.
Cash flow from operating activities for the six months ended June 30, 2022 decreased $63.0 million to $189.3 million, compared with $252.2 million during the same six month period last year, primarily due decreases in net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2022 were approximately $58.0 million, compared with approximately $31.4 million for the same six month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In the first quarter of 2022, the Company began construction on a 350,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $80 - $90 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2023. The Company has also begun construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand.
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
The following is a summary of working capital and long-term investments:

	June 30, 2022	December 31, 2021
Working Capital	$705,714,844	$691,319,649
Long-Term Investments	157,704,267	207,693,147
Total	$863,419,111	$899,012,796

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the six months ended June 30, 2022, the Company repurchased 2,440,190 shares. The Company has 22,383,878 shares remaining under the plan as of June 30, 2022, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the second quarter of 2022, the Company reported net sales of $463.4 million, compared to net sales of $428.0 million in the second quarter of 2021. For the second quarter of 2022, global light vehicle production decreased approximately 3% when compared to the second quarter of 2021. Additionally, light vehicle production in the Company's primary markets of North America, Europe and Japan/Korea, declined by 1% on a quarter over quarter basis. These declines were primarily a result of the ongoing industry-wide component shortages and global supply chain constraints. Additionally, when compared to the mid-April 2022 IHS Markit light vehicle production forecast in the Company’s primary regions, actual light vehicle production during the second quarter of 2022 declined in excess of 4%.

When looking forward into the third quarter and into 2023, the Company believes that the overall demand for vehicles and its products should still provide opportunities for the Company to continue to outperform the underlying market.

In the second quarter of 2022, the Company had 44 total new launches of interior and exterior auto-dimming mirrors and electronic features. Among these launches in the second quarter of 2022, there were several new base inside auto-dimming mirror launches and 40% were for the China domestic market.

The Company is engaged in ongoing conversations with certain customers regarding the inflationary aspects of the business and how to address the higher cost structure that has come as a result of electronics and supply chain and labor shortages during the last 18 months. The Company is working in a collaborative manner with its customers with the goal of growing the business and maintaining good business relationships, while at the same time meaningfully addressing the impact of existing inflationary pressures. These conversations and negotiations are expected to last throughout 2022 and likely into calendar 2023 for some customers.

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

As of the second quarter of 2022, the Company is shipping production Full Display Mirrors® to thirteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, along with Maserati and Fiat, Mercedes, Ferrari, and Ford. As of the end of the first quarter of 2022, the Company is shipping Full Display Mirror® on 72 nameplates. The second quarter 2020 launch of the Full Display Mirror® for the Toyota Harrier was the first Full Display Mirror® to launch with Digital Video Recording ("DVR") capability. This mirror and system launched in the Japan market, and combine the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. Per OEM request, the data is stored to an SD storage card. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles. As of the end of the second quarter of 2022, the Company has been awarded Full Display Mirror® programs with 14 OEMs.

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

On March 31, 2014, the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use cameras as an option to replace conventional rearview mirrors within the United States. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for camera monitoring systems that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues.
On October 18, 2019, a petition for temporary exemption from FMVSS 111 submitted by Audi of America was published requesting NHTSA to grant a two-year exemption to sell up to 2,500 vehicles for each twelve month period (up to 5,000 vehicles) that are equipped with camera monitoring systems and do not include FMVSS 111 compliant outside mirrors.

In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen OEM customers. The Company is currently shipping production Full Display Mirrors® to thirteen automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog and road type as well as certain lane tracking features to assist with lighting control. The Company has the ability to package the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. In addition, the Company has long been integrating its camera products to optimize performance by combining with other systems on the vehicle, including radar, navigation, steering and related modules provided by other suppliers. This enables the Company to provide its customers with highly customizable solutions that meets their unique needs and specifications.

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

On December 8, 2015 NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period. The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018, beginning with model year 2019 vehicles. The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. In March 2020, HR 6256 was introduced, which would require NHTSA to update NCAP. There are multiple bills being discussed in both the U.S. House of Representatives and the U.S. Senate that relate to NCAP.

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

Even as the Company engages with automotive customers regarding the inflationary aspects of the business, it continues to experience pricing pressure from such customers and competitors, in addition to raw material cost increases, labor cost increases, and logistics costs, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these supply chain issues and inflationary pressures with engineering and purchasing cost reductions, productivity improvements, increases in unit sales volume, and negotiations with customers to reduce the impact of the inflationary pressures, but there is no assurance the Company will be able to do so in the future.

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products, including the current inflationary environment. The Company has been likewise affected by the COVID-19 pandemic and industry-wide parts shortages and global supply constraints and labor shortages.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the third quarter of 2022, and full years 2022 and 2023 are based on the mid-July 2022 IHS Markit light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea and China. Third quarter of 2022, and calendar years 2022 and 2023 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per IHS Markit Automotive mid-July light vehicle production forecast)
(in Millions)
Region	Q3 2022	Q3 2021	% Change	Calendar Year 2023	Calendar Year 2022	Calendar Year 2021	2023 vs 2022 % Change	2022 vs 2021 % Change
North America	3.71	2.95	26%	16.41	14.70	13.05	12%	13%
Europe	3.90	2.98	31%	17.98	16.33	15.89	10%	3%
Japan and Korea	2.95	2.30	28%	11.85	11.20	10.87	6%	3%
China	6.10	5.50	11%	26.58	24.92	24.84	7%	—%
Total Light Vehicle Production	16.66	13.73	21%	72.82	67.15	64.65	8%	4%

Based on the aforementioned light vehicle production forecast and the results for the first six months of 2022, the Company is updating certain guidance for calendar year 2022 as shown below.
•Revenue is expected to be between $1.87 and $1.97 billion
•Gross Margin is expected to be between 33% and 34%
•Operating Expenses are expected to be approximately $230 to $240 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 16%
•Capital Expenditures are expected to be between $125 and $150 million
•Depreciation and Amortization is expected to be between $100 and $105 million

Due to high levels of volatility in customer orders and vehicle production volumes, electronics supply chain constraints, the Ukraine-Russia conflict, labor shortages, and overall economic uncertainty, the Company continues to expect that revenue will remain difficult to forecast for the remainder of the year. Other ongoing uncertainties remain including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2022, the Company has 22.4 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-July 2022 light vehicle production estimates for 2023, the Company is providing revenue guidance for 2023, despite the fact that there continues to be uncertainty regarding: macroeconomic conditions (including inflation); underlying overall consumer demand for light vehicles worldwide; supply chain and labor constraints; and the continued impact from the COVID-19 pandemic. The Company now estimates that revenue for calendar year 2023 will be approximately 15% - 20% higher than the updated 2022 estimated revenue estimates of $1.87 - $1.97 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments). For the quarter ended June 30, 2022, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2021 are set forth herein.
The Company has some assets, liabilities and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets, including inflation, that have and could continue to reduce demand for its products.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and supply chain and labor constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by IHS Markit Light Vehicle Production Forecast of July 19, 2022 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities; Green Marbles

On June 3, 2022, the Company issued 162,433 shares of its common stock, at a value of $5 million, as partial consideration for an investment in Green Marbles. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company believes the issuance of the foregoing restricted shares was exempt from registration as a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. An appropriate legend is affixed to the stock certificates issued in such transaction.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first six months of 2022, the Company repurchased 2.4 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

As previously announced, the Company's Board of Directors recently authorized the repurchase of an additional 25,000,000 shares under the plan. After the Company repurchased 2,440,190 shares during the first six months of 2022, the Company has 22.4 million shares remaining under the plan as of June 30, 2022.

The following is a summary of share repurchase activity during each month of the quarter ended June 30, 2022:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2022	—	—	—	24,824,068
February 2022	490,021	30.63	490,021	24,334,047
March 2022	1,950,169	28.84	1,950,169	22,383,878
1st Quarter 2022 Total	2,440,190	29.20	2,440,190

2nd Quarter 2022 Total	—	—	—	22,383,878

2022 Total	2,440,190	29.20	2,440,190	22,383,878

As of June 30, 2022 the Company has repurchased 149,615,850 shares at a total cost of $2,558,006,127 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 3, 2022	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 3, 2022	/s/ Kevin C. Nash
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