Form 10-Q
period 2022-09-30
GENTEX CORP
filed 2022-11-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 28, 2022
Common Stock, $.06 Par Value	234,582,146

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2022
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 and December 31, 2021

	September 30, 2022 (Unaudited)	December 31, 2021 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$222,933,723	$262,311,670
Short-term investments	16,122,519	5,423,612
Accounts receivable, net	292,413,491	249,794,906
Inventories	418,286,161	316,267,442
Prepaid expenses and other	39,567,381	39,178,119
Total current assets	989,323,275	872,975,749

PLANT AND EQUIPMENT—NET	526,680,787	464,121,676

OTHER ASSETS
Goodwill	313,851,944	313,960,209
Long-term investments	154,429,190	207,693,147
Equity method investments	39,680,791	—
Intangible assets, net	224,185,910	239,189,627
Patents and other assets, net	63,171,166	33,450,758
Total other assets	795,319,001	794,293,741
Total assets	$2,311,323,063	$2,131,391,166

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$171,436,605	$98,342,928
Accrued liabilities	93,728,038	83,313,172
Total current liabilities	265,164,643	181,656,100

OTHER NON-CURRENT LIABILITIES	12,112,756	11,746,599

Total liabilities	277,277,399	193,402,699

SHAREHOLDERS’ INVESTMENT
Common stock	14,075,843	14,186,450
Additional paid-in capital	908,622,409	879,413,385
Retained earnings	1,108,061,455	1,042,461,388
Accumulated other comprehensive (loss) income	3,285,957	1,927,244
Total shareholders’ investment	2,034,045,664	1,937,988,467
Total liabilities and shareholders’ investment	$2,311,323,063	$2,131,391,166

Note: The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET SALES	$493,636,695	$399,598,744	$1,425,310,472	$1,311,328,609

COST OF GOODS SOLD	346,435,670	258,698,723	969,330,474	835,531,679
Gross profit	147,201,025	140,900,021	455,979,998	475,796,930

OPERATING EXPENSES:
Engineering, research and development	33,541,331	29,750,973	98,373,737	86,462,112
Selling, general & administrative	26,868,154	22,984,108	81,717,848	67,511,555
Total operating expenses	60,409,485	52,735,081	180,091,585	153,973,667

Income from operations	86,791,540	88,164,940	275,888,413	321,823,263

OTHER (LOSS) INCOME
Investment income	1,496,852	856,351	3,205,452	2,782,900
Other (loss) income, net	(2,126,039)	872,943	(4,828,119)	2,370,527
Total other (loss) income	(629,187)	1,729,294	(1,622,667)	5,153,427

INCOME BEFORE PROVISION FOR INCOME TAXES	86,162,353	89,894,234	274,265,746	326,976,690

PROVISION FOR INCOME TAXES	13,506,358	13,233,686	41,676,723	50,358,854

NET INCOME	$72,655,995	$76,660,548	$232,589,023	$276,617,836

EARNINGS PER SHARE: (1)
Basic	$0.31	$0.32	$0.99	$1.15
Diluted	$0.31	$0.32	$0.99	$1.15

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$72,655,995	$76,660,548	$232,589,023	$276,617,836

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	17,751,603	(349,165)	13,723,857	(238,378)
Unrealized losses on debt securities, net	(4,442,743)	(816,801)	(15,652,081)	(4,230,473)

Other comprehensive income (loss), before tax	13,308,860	(1,165,966)	(1,928,224)	(4,468,851)

Income tax impact related to components of other comprehensive (loss) income	(932,976)	(171,528)	(3,286,937)	(888,399)

Other comprehensive income (loss), net of tax	14,241,836	(994,438)	1,358,713	(3,580,452)

Comprehensive income	$86,897,831	$75,666,110	$233,947,736	$273,037,384

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480
Issuance of common stock from stock plan transactions	315,433	18,926	3,351,010	—	—	3,369,936
Repurchases of common stock	(850,306)	(51,019)	(2,916,551)	(19,289,212)	—	(22,256,782)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,611,546	—	—	7,611,546
Dividends declared ($0.12 per share)	—	—	—	(28,151,347)	—	(28,151,347)
Net income	—	—	—	72,655,995	—	72,655,995
Other comprehensive income	—	—	—	—	14,241,836	14,241,836
BALANCE AS OF SEPTEMBER 30, 2022	234,597,392	$14,075,843	$908,622,409	$1,108,061,455	$3,285,957	$2,034,045,664

BALANCE AS OF JULY 1, 2021	238,966,589	$14,337,995	$859,678,392	$1,038,037,564	$4,265,038	$1,916,318,989
Issuance of common stock from stock plan transactions	398,873	23,932	7,093,058	—	—	7,116,990
Repurchases of common stock	(2,830,850)	(169,851)	(9,200,264)	(81,211,798)	—	(90,581,913)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,492,763	—	—	7,492,763
Dividends declared ($0.12 per share)	—	—	—	(28,382,653)	—	(28,382,653)
Net income	—	—	—	76,660,548	—	76,660,548
Other comprehensive loss	—	—	—	—	(994,438)	(994,438)
BALANCE AS OF SEPTEMBER 30, 2021	236,534,612	$14,192,076	$865,063,949	$1,005,103,661	$3,270,600	$1,887,630,286

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	1,284,615	77,077	12,288,026	—	—	12,365,103
Issuance of common stock for equity investment purchases	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	(3,290,496)	(197,430)	(11,042,381)	(82,268,993)	—	(93,508,804)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	22,973,113	—	—	22,973,113
Dividends declared ($0.36 per share)	—	—	—	(84,719,963)	—	(84,719,963)
Net income	—	—	—	232,589,023	—	232,589,023
Other comprehensive income	—	—	—	—	1,358,713	1,358,713
BALANCE AS OF SEPTEMBER 30, 2022	234,597,392	$14,075,843	$908,622,409	$1,108,061,455	$3,285,957	$2,034,045,664

BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	1,838,789	110,327	20,663,547	—	—	20,773,874
Repurchases of common stock	(8,997,046)	(539,823)	(28,486,027)	(275,169,905)	—	(304,195,755)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	20,114,921	—	—	20,114,921
Dividends declared ($0.36 per share)	—	—	—	(86,043,266)	—	(86,043,266)
Net income	—	—	—	276,617,836	—	276,617,836
Other comprehensive loss	—	—	—	—	(3,580,452)	(3,580,452)
BALANCE AS OF SEPTEMBER 30, 2021	236,534,612	$14,192,076	$865,063,949	$1,005,103,661	$3,270,600	$1,887,630,286

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,589,023	$276,617,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,289,065	75,105,881
(Gain) on disposal of assets	(56,257)	(459,528)
Loss on disposal of assets	22,096	213,430
(Gain) on sale of investments	(391,378)	(969,971)
Loss on sale of investments	1,248,450	192,346
Change in deferred income taxes	4,785,787	(20,269,706)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	22,973,113	20,114,921
Change in operating assets and liabilities:
Accounts receivable, net	(42,618,585)	43,704,625
Inventories	(102,018,719)	(66,308,038)
Prepaid expenses and other	(16,978,469)	(45,504,501)
Accounts payable	52,511,201	15,748,219
Accrued liabilities, excluding dividends declared and short-term debt	11,002,238	1,195,477
Net cash provided by operating activities	236,357,565	299,380,991

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	37,429,595	34,250,068
Maturities and calls	3,500,000	26,110,000
Purchases	(25,304,476)	(86,228,584)
Purchase of equity method investments	(24,250,000)	—
Plant and equipment additions	(108,475,787)	(44,357,786)
Proceeds from sale of plant and equipment	91,949	2,550,805
Acquisition of businesses, net of cash acquired	—	(12,023,440)
Increase in other assets	(2,310,428)	(2,763,847)
Net cash used for investing activities	(119,319,147)	(82,462,784)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	12,365,103	20,773,874
Cash dividends paid	(84,941,178)	(86,902,257)
Repurchases of common stock	(83,840,290)	(304,195,755)
Net cash used for financing activities	(156,416,365)	(370,324,138)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,377,947)	(153,405,931)

CASH AND CASH EQUIVALENTS, beginning of period	262,311,670	423,371,036

CASH AND CASH EQUIVALENTS, end of period	$222,933,723	$269,965,105

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2021 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both September 30, 2022 and December 31, 2021 was $313.9 million and $314.0 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2021	$313,960,209
Acquisitions	—
Divestitures	—
Impairments	—
Other	(108,265)
Balance as of September 30, 2022	$313,851,944

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of COVID-19, the recent microchip shortage, supply chain constraints, inflation, and labor shortages were again considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,510,640	$(27,796,894)	$11,713,746	Various
Vaporsens Technology Licenses	351,290	(81,911)	269,379	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(135,000,000)	45,000,000	12 years
Existing Customer Platforms	43,000,000	(38,700,000)	4,300,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(173,700,000)	$224,185,910

Total Patents & Other Intangible Assets	$437,747,840	$(201,578,805)	$236,169,035

As of December 31, 2021:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,362,187	$(26,506,155)	$12,856,032	Various
Vaporsens Technology Licenses	351,290	(50,107)	301,183	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(123,750,000)	56,250,000	12 years
Existing Customer Platforms	43,000,000	(35,475,000)	7,525,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,384,857	—	1,384,857	Indefinite
Guardian In-Process R&D	7,243,860	—	7,243,860	Indefinite
Total Other Intangible Assets	$398,414,627	$(159,225,000)	$239,189,627

Total Patents & Other Intangible Assets	$438,128,104	$(185,781,262)	$252,346,842

Amortization expense on patents and intangible assets was approximately $5.5 million and $16.6 million during the three and nine months ended September 30, 2022, respectively, and approximately $5.5 million and $16.7 million for the same periods ended September 30, 2021, respectively.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2022 to be approximately $22 million, for the year ending December 31, 2023 to be approximately $20 million, for the year ending December 31, 2024 to be approximately $16 million, and for each of the years ending December 31, 2025 and December 31, 2026 to be approximately $12 million.

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

The Company also periodically makes technology investments in certain non-consolidated third parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. These equity method investments, over which the Company exercises significant influence, totaled approximately $39.7 million as of September 30, 2022 (including approximately $11.1 million of investments accounted for under ASC 321, Investments - Equity Securities, as of December 31, 2021, for which the Company obtained significant influence during 2022). On June 3, 2022, the Company purchased an equity investment in GreenMarbles for $20.0 million, in addition to an issuance of $5.0 million worth of common stock. GreenMarbles is a leading provider of sustainable solutions for integration into properties. The Company did not have equity method investments as of December 31, 2021. These investments are classified within Equity Method Investments in the condensed consolidated balance sheets.

The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. For these equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled approximately $14.1 million and $16.8 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, $1.6 million of these investments are classified within Short-Term Investments in the condensed consolidated balance sheets. $12.5 million and $16.8 million of these investments are classified within Long-Term Investments in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2022 and December 31, 2021:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$222,933,723	$222,933,723	$—	$—
Short-Term Investments:
Certificate of Deposit	1,732,547	1,732,547	—	—
Corporate Bonds	5,446,048	—	5,446,048	—
Government Securities	2,209,331	—	2,209,331	—
Municipal Bonds	3,509,688	—	3,509,688	—
Other	1,230,180	1,230,180	—	—
Long-Term Investments:
Asset Backed Securities	20,942,859	—	20,942,859	—
Certificate of Deposit	238,793	238,793	—	—
Corporate Bonds	34,522,617	—	34,522,617	—
Government Securities	37,693,740	—	37,693,740	—
Municipal Bonds	48,946,743	—	48,946,743	—
Total	$379,406,269	$226,135,243	$153,271,026	$—

As of December 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$262,311,670	$262,311,670	$—	$—
Short-Term Investments:
Certificate of Deposit	1,507,770	1,507,770	—	—
Corporate Bonds	2,018,440	—	2,018,440	—
Government Securities	—	—	—	—
Municipal Bonds	—	—	—	—
Other	1,897,402	1,897,402	—	—
Long-Term Investments:
Asset-backed Securities	25,799,513	—	25,799,513	—
Certificate of Deposit	2,056,710	2,056,710	—	—
Corporate Bonds	40,354,929	—	40,354,929	—
Governmental Securities	47,944,036	—	47,944,036	—
Municipal Bonds	74,720,480	—	74,720,480	—
Total	$458,610,950	$267,773,552	$190,837,398	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2022 and December 31, 2021:

As of September 30, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,623	$—	$(18,076)	$1,732,547
Corporate Bonds	5,600,869	—	(154,821)	5,446,048
Government Securities	2,211,230	—	(1,899)	2,209,331
Municipal Bonds	3,549,066	—	(39,378)	3,509,688
Other	1,230,180	—	—	1,230,180
Long-Term Investments:
Asset Backed Securities	21,716,039	—	(773,180)	20,942,859
Certificate of Deposit	250,000	—	(11,207)	238,793
Corporate Bonds	39,223,627	—	(4,701,010)	34,522,617
Government Securities	41,116,603	—	(3,422,863)	37,693,740
Municipal Bonds	54,202,144	186,625	(5,442,026)	48,946,743
Total	$170,850,381	$186,625	$(14,564,460)	$156,472,546

As of December 31, 2021:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,500,543	$7,227	$—	$1,507,770
Corporate Bonds	1,994,639	23,801	—	2,018,440
Other	1,897,402	—	—	1,897,402
Long-Term Investments:
Asset-backed Securities	26,352,630	34,771	(587,888)	25,799,513
Certificate of Deposit	2,001,714	54,996	—	2,056,710
Corporate Bonds	40,716,866	168,416	(530,353)	40,354,929
Government Securities	48,385,672	55,939	(497,575)	47,944,036
Municipal Bonds	72,175,568	2,747,964	(203,052)	74,720,480
Total	$195,025,034	$3,093,114	$(1,818,868)	$196,299,280

Unrealized losses on investments as of September 30, 2022, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$8,189,761	$112,298,649
Loss duration of greater than one year	6,374,699	42,011,693
Total	$14,564,460	$154,310,342

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

Fixed income securities as of September 30, 2022 have contractual maturities as follows:

Due within one year	$12,897,614
Due between one and five years	90,409,878
Due over five years	51,934,874
$155,242,366

(4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2022	December 31, 2021
Raw materials	$315,110,961	$235,014,277
Work-in-process	39,805,042	34,032,164
Finished goods	63,370,158	47,221,001
Total Inventory	$418,286,161	$316,267,442

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2022 and September 30, 2021:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings Per Share
Net Income	$72,655,995	$76,660,548	$232,589,023	$276,617,836
Less: Dividends and undistributed earnings allocated to participating securities	1,096,274	1,240,581	3,563,605	4,240,503
Net Income available to common shareholders	$71,559,721	$75,419,967	$229,025,418	$272,377,333

Basic weighted average shares outstanding	231,316,879	234,005,573	231,072,421	236,628,999
Net Income per share - Basic	$0.31	$0.32	$0.99	$1.15

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$71,559,721	$75,419,967	$229,025,418	$272,377,333
Reallocation of undistributed earnings	848	2,943	4,412	13,289
Net Income available to common shareholders - Diluted	$71,560,569	$75,422,910	$229,029,830	$272,390,622

Number of shares used in basic computation	231,316,879	234,005,573	231,072,421	236,628,999
Additional weighted average dilutive common stock equivalents	300,138	897,636	457,032	1,108,216
Diluted weighted average shares outstanding	231,617,017	234,903,209	231,529,453	237,737,215

Net Income per share - Diluted	$0.31	$0.32	$0.99	$1.15

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,456,463	987,757	1,526,986	180,669

(6)    Stock-Based Compensation Plans
As of September 30, 2022, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $7,611,545 for the three months ended September 30, 2022, and total compensation expense for share-based payments of $22,973,113 for the nine months ended September 30, 2022. The Company recognized compensation expense for share-based payments of $7,492,763 and $20,114,921 for the three and nine months ended

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2021, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Incentive Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2022, 7,994,761 share awards have been made under the Plan, resulting in 19,523,865 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,227,080	1.00	4,227,080
Restricted Stock	3,208,209	4.06	13,025,329
Performance Shares	559,472	4.06	2,271,456
Total	7,994,761		19,523,865
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of September 30, 2022, there was $9,723,678 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend Yield (1)	1.78%	1.83%	1.79%	1.86%
Expected volatility (2)	29.02%	27.47%	28.62%	27.67%
Risk-free interest rate (3)	4.06%	0.98%	3.16%	0.92%
Expected term of options (years) (4)	4.15	4.14	4.15	4.15
Weighted-avg. grant date fair value	$5.97	$6.32	$6.28	$6.49
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2022, the Company had unearned stock-based compensation of $45,827,137 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Prior Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2022 was $5,504,462 and

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$16,130,339, respectively. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2021 was $5,215,981 and $13,978,358, respectively.

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

As of September 30, 2022, the Company had unearned stock-based compensation of $8,480,588 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of September 30, 2022, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2022, the Company has issued 54,977 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive income by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$(3,107,157)	$879,832	$920,589	$769,045
Other Comprehensive (loss) income before reclassifications	17,751,603	(349,165)	13,723,857	(238,378)
Net current-period change	17,751,603	(349,165)	13,723,857	(238,378)
Balance at end of period	14,644,446	530,667	14,644,446	530,667

Unrealized gains on available-for-sale debt securities:
Balance at beginning of period	(7,848,722)	3,385,206	1,006,655	6,082,007
Other Comprehensive (loss) income before reclassifications	(3,714,578)	(645,273)	(13,042,231)	(2,727,750)
Amounts reclassified from accumulated other comprehensive income	204,811	—	677,087	(614,324)
Net current-period change	(3,509,767)	(645,273)	(12,365,144)	(3,342,074)
Balance at end of period	(11,358,489)	2,739,933	(11,358,489)	2,739,933

Accumulated other comprehensive (loss) income, end of period	$3,285,957	$3,270,600	$3,285,957	$3,270,600

The following table presents details of reclassifications out of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Other Comprehensive (Loss) Income				Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized (losses) gains on available-for-sale debt securities
Realized (loss) gain on sale of securities	$(259,254)	$—	$(857,072)	$777,625	Investment income
Provision for income taxes	54,443	—	179,985	(163,301)	Provision for income taxes
Total net reclassifications for the period	$(204,811)	$—	$(677,087)	$614,324	Net of tax

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a Credit Agreement (“Credit Agreement”) with PNC as the administrative agent and sole lender.

Pursuant to this Credit Agreement, the Company has access to a $150 million senior revolving credit facility (“Revolver”). Under the terms of the Credit Agreement, the Company is entitled to further request an additional aggregate principal amount of up to $100 million, subject to the satisfaction of certain conditions. In addition, the Company is entitled to the benefit of swing loans from amounts otherwise available under the Revolver in the aggregate principal amount of up to $20 million and to request Letters of Credit from amounts otherwise available under the Revolver in the aggregate principle amount up to $20 million, both subject to certain conditions. The obligations of the Company under the Credit Agreement are not secured,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

but are subject to certain covenants. As of September 30, 2022, there was no outstanding balance on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of September 30, 2022, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the nine months ended September 30, 2022, was primarily due to the repurchases of 3.3 million shares, partially offset by the issuance of 1.4 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans and the issuance of 0.2 million shares of common stock as partial consideration for an investment in Green Marbles. The total net decrease was 1.8 million shares.

The Company recorded a cash dividend of $0.120 per share during the third quarter of 2022 as compared to a cash dividend of $0.120 per share during the third quarter of 2021. The third quarter 2022 dividend of $28.2 million was declared on August 31, 2022 and was paid on October 19, 2022.

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
The Company is responding to a subpoena issued by the staff of the Division of Enforcement of the SEC for records from approximately 2015-2019. The Company has been informed that the SEC staff may be reviewing certain accounting determinations, including determinations that the staff believes could have impacted the Company’s reported earnings per share for certain periods during that time frame. The Company has continued to assert that its financial statements filed with the SEC in Forms 10-K and 10-Q in 2015-2019 present fairly, in all material respects, its financial condition, results of operations and cash flows as of or for the periods ending on their respective dates. The Company maintains that its actions were appropriate; however, the Company remains open to resolving this matter with the SEC, and therefore, the Company has an amount accrued as of September 30, 2022 for an estimated liability. The Company does not believe the accrued liability is material to the financial statements.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Automotive Products	$480,937,253	$391,338,185	$1,391,840,835	$1,287,578,273
Other	12,699,442	8,260,559	33,469,637	23,750,336
Total	$493,636,695	$399,598,744	$1,425,310,472	$1,311,328,609
Income (Loss) from operations:
Automotive Products	$87,109,317	$89,121,170	$277,492,945	$325,579,533
Other	(317,777)	(956,230)	(1,604,532)	(3,756,270)
Total	$86,791,540	$88,164,940	$275,888,413	$321,823,263

(12)    Income Taxes
The effective tax rate was 15.2% in the nine months ended September 30, 2022, compared to an effective tax rate of 15.4% for the same period in 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2022	2021	2022	2021
Automotive Products
U.S.	$147,865,393	$128,570,314	$435,877,621	$410,852,689
Germany	65,508,444	55,162,289	204,653,773	183,513,145
Japan	63,797,497	53,750,242	165,215,741	161,814,352
Mexico	32,024,141	25,239,690	93,951,398	85,574,821
Other	171,741,778	128,615,650	492,142,302	445,823,266
Total Automotive Products	$480,937,253	$391,338,185	$1,391,840,835	$1,287,578,273
Other Products (U.S.)	12,699,442	8,260,559	33,469,637	23,750,336
Total Revenue	$493,636,695	$399,598,744	$1,425,310,472	$1,311,328,609

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political, and labor conditions; a pandemic; global supply chain constraints; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2022	2021	2022	2021
Automotive Segment
Automotive Mirrors & Electronics	$448,773,060	$360,415,449	$1,291,891,664	$1,185,997,034
HomeLink Modules*	32,164,193	30,922,736	99,949,171	101,581,239
Total Automotive Products	$480,937,253	$391,338,185	$1,391,840,835	$1,287,578,273

Other Segment
Fire Protection Products	10,484,680	5,886,227	28,577,916	18,010,048
Aerospace Products	2,214,762	2,374,332	4,891,721	5,740,288
Total Other	$12,699,442	$8,260,559	$33,469,637	$23,750,336

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

The Company has operating leases for certain sales and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the Condensed Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2022 was 2 years, with a weighted average discount rate of 5.7%.

Future minimum lease payments for operating leases as of September 30, 2022 were as follows:

Year ending December 31,

2022 (excluding the nine months ended September 30, 2022)	$337,069
2023	1,039,840
2024	297,208
2025	97,778
2026	18,388
Thereafter	888
Total future minimum lease payments	1,791,171
Less imputed interest	(44,590)
Total	$1,746,581

Reported as of September 30, 2022

Accrued Liabilities	$1,145,538
Other Non-Current Liabilities	601,043
Total	$1,746,581

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)    Acquisition

On March 3, 2021, the Company acquired Guardian for approximately $12.0 million. Guardian is an Israeli research and development company that specializes in in-cabin sensing technologies for the automotive industry. The Company funded the acquisition with cash on hand. The valuation process was completed during the fourth quarter of 2021.

Guardian is now a 100% owned subsidiary of the Company as Gentex Technologies (Israel), LTD, and is classified within the Automotive segment. The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER 2022 VERSUS THIRD QUARTER 2021
Net Sales. Net sales for the third quarter of 2022 increased by $94.0 million or 24% when compared with the third quarter of 2021.
Automotive net sales for the third quarter of 2022 were $480.9 million, compared with automotive net sales of $391.3 million in the third quarter of 2021. The 17% increase in automotive mirror unit shipments in the third quarter of 2022 to 11.5 million units compared with 9.8 million units in the third quarter of 2021, was driven primarily by a 23% quarter over quarter increase in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2022, and 2021 (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
North American Interior Mirrors	2,156	1,897	14%	6,444	5,843	10%
North American Exterior Mirrors	1,602	1,355	18%	4,532	4,345	4%
Total North American Mirror Units	3,758	3,252	16%	10,976	10,188	8%

International Interior Mirrors	5,287	4,629	14%	15,282	15,219	—%
International Exterior Mirrors	2,444	1,928	27%	6,926	6,605	5%
Total International Mirror Units	7,731	6,557	18%	22,208	21,823	2%

Total Interior Mirrors	7,443	6,526	14%	21,727	21,062	3%
Total Exterior Mirrors	4,046	3,283	23%	11,457	10,949	5%
Total Auto-Dimming Mirror Units	11,489	9,809	17%	33,184	32,011	4%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.7 million in the third quarter of 2022, compared to $8.3 million in the third quarter of 2021. This increase is in large part attributable to a 78% quarter over quarter increase in fire protection sales, which increased to $10.5 million for the third quarter of 2022, compared to $5.9 million in the same quarter of last year. Dimmable aircraft sales decreased by 7% for the third quarter of 2022 to $2.2 million, from $2.4 million in the same quarter of last year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 70.2% for the third quarter of 2022, versus 64.7% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily the result of raw material cost increases, unfavorable product mix, prior commitments to annual customer price reductions, and labor cost increases. On a quarter over quarter basis, raw material increases had a negative impact of approximately 250 - 300 basis points on gross margin. Both product mix shifts and annual customer price reductions each had a separate negative impact on gross margin of approximately 100 - 150 basis points on a quarter over quarter. Labor cost increases had a negative impact of approximately 50 - 100 basis points on gross margin on a quarter over quarter basis.

Operating Expenses. Engineering, research and development ("E, R & D") expenses for the third quarter of 2022 increased by $3.8 million, when compared with the third quarter of 2021.
.
Selling, general and administrative ("S, G & A") expenses increased by 17% or $3.9 million for the third quarter of 2022, compared to the third quarter of 2021. S, G & A expenses were 5% of net sales in the third quarter of 2022, compared to 6% of net sales in the third quarter of 2021. S, G, & A expenses increased on a quarter over quarter basis primarily due to staffing, professional fees, outbound freight expenses, and travel related expenses.

Total operating expenses were $60.4 million in the third quarter of 2022, an increase of 15% quarter over quarter or $7.7 million, from $52.7 million in the third quarter of 2021.

Total Other (Loss) Income. Total other income for the third quarter of 2022 decreased by $2.4 million, when compared with the third quarter of 2021.

Provision for Income Taxes. The effective tax rate was 15.7% for, and an income tax expense of $13.5 million was recorded in, the third quarter of 2022, compared to an income tax expense of $13.2 million for the same quarter of 2021. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2022 was $72.7 million, down from a net income of $76.7 million in the third quarter of 2021. The change in net income was primarily the result of quarter over quarter changes in gross margins and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the third quarter of 2022 of $0.31, which compared to earnings per diluted share of $0.32 for the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2021
Net Sales. Net Sales for the nine months ended September 30, 2022 increased by $114.0 million or 9%, when compared with the same period in 2021.
Automotive net sales for the first nine months of 2022 were $1.4 billion, up 8% compared with automotive net sales of $1.3 billion for the first nine months of 2021, primarily due to a 4% period over period increase in automotive mirror unit shipments. Domestic automotive mirror shipments in the nine months ended September 30, 2022 increased 8% to 10.2 million units, compared with the same period in 2021.
Other net sales were $33.5 million for the first nine months of 2022, compared to $23.8 million for the same period last year. This increase is in large part attributable to a 59% period over period increase in fire protection sales, which increased to $28.6 million for the first nine months of 2022, compared to $18.0 million in the same period of 2021. Dimmable aircraft sales decreased by 15% for the first nine months of 2022 to $4.9 million, from $5.7 million for the same period in 2021.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 68.0% for the first nine months of 2022, versus 63.7% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of raw material cost increases, unfavorable product mix, prior commitments to annual customer price reductions, and labor cost increases in response to a tight labor market. On a period over period basis, raw material increases and unfavorable product mix each had a separate negative impact of approximately 100 - 150 basis points on gross margin. Annual customer price reductions had a negative impact of approximately 100 - 150 basis points on gross margin on a period over period basis. Labor cost increases had a negative impact on gross margin of approximately 50 - 100 basis points on a period over period basis.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2022 were $98.4 million, compared with $86.5 million for the same period last year. The 14% increase in E, R & D expenses, in the first nine months of 2022 compared to the same period in 2021 was primarily due to additional staffing, professional fees, new product development, and the ongoing product re-designs necessary to mitigate electronics part shortages.

S, G & A expenses for the first nine months of 2022 increased 21% or $14.2 million when compared with the same period last year. The increase in S, G & A expenses in the first nine months of 2022 compared to the first nine months of 2021 was primarily due to staffing, professional fees, increases in outbound freight expenses, and the return of in-person customer meetings and trade show related expenses.
Total Other (Loss) Income. Total other loss for the nine months ended September 30, 2022 was $1.6 million, compared with a total other income of $5.2 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.2% for the nine months ended September 30, 2022, compared to 15.4% for the same period of 2021. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.
Net Income. Net income for the nine months ended September 30, 2022 decreased by $44.0 million or 16% to $232.6 million, versus $276.6 million in the same period last year. The decrease in net income was primarily the result of the period over period changes gross margins, and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the nine months ended September 30, 2022 of $0.99, which compared to earnings per diluted share of $1.15 for the nine months ended September 30, 2021. The period over period decrease in earnings per share is primarily due to the lower net income, but was positively impacted by a lower diluted share count when compared to the same period of 2021.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2022 were $222.9 million, which decreased $39.4 million compared to $262.3 million as of December 31, 2021. The decrease was primarily due to capital expenditures, dividend payments, and share repurchases during the nine months ended September 30, 2022, which was partially offset by cash flows from operations.
Short-term investments as of September 30, 2022 were $16.1 million, up from $5.4 million as of December 31, 2021, and long-term investments were $154.4 million as of September 30, 2022, compared to $207.7 million as of December 31, 2021. Equity method investments increased to $39.7 million, primarily as a result of additional investment purchases during the nine months ended September 30, 2022, including the investment in GreenMarbles in the second quarter of 2022. This investment in GreenMarbles was made with $20.0 million in cash and the issuance of $5.0 million of the Company's common stock.
Accounts receivable as of September 30, 2022 increased approximately $42.6 million compared to December 31, 2021, primarily due to the timing of sales during the nine months ended September 30, 2022. As of September 30, 2022, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of September 30, 2022 were $418.3 million, compared to $316.3 million as of December 31, 2021, primarily due to increases in raw materials and finished goods.

Accounts payable as of September 30, 2022 increased approximately $73.1 million to $171.4 million, when compared to December 31, 2021, primarily driven by month end payment timing, increased inventory, and increased capital expenditures.
Accrued liabilities as of September 30, 2022 increased approximately $10.4 million compared to December 31, 2021, primarily due to an increase in accrued salaries and wages, as well as accrued income taxes.
Cash flow from operating activities for the nine months ended September 30, 2022 decreased $63.0 million to $236.4 million, compared with $299.4 million during the same nine month period last year, primarily due to decreases in net income and changes in working capital.
Capital expenditures for the nine months ended September 30, 2022 were approximately $108.5 million, compared with approximately $44.4 million for the same nine month period last year.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In the first quarter of 2022, the Company began construction on a 350,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is still expected to be approximately $80 - $90 million, which will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2023. The Company has also begun construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand.
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

The following is a summary of working capital and long-term investments:

	September 30, 2022	December 31, 2021
Working Capital	$724,158,632	$691,319,649
Long-Term Investments	154,429,190	207,693,147
Total	$878,587,822	$899,012,796

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the nine months ended September 30, 2022, the Company repurchased 3,290,496 shares. The Company has 21,533,572 shares remaining under the plan as of September 30, 2022, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2022, the Company reported net sales of $493.6 million, compared to net sales of $399.6 million in the third quarter of 2021, a 24% increase quarter over quarter. For the third quarter of 2022, global light vehicle production in North America, Europe, Japan/Korea, and China increased approximately 26%, when compared to the third quarter of 2021. Light vehicle production in the Company's primary markets of North America, Europe, and Japan/Korea was up 22% on a quarter over quarter basis. These increases were primarily a result of some improvements in the ongoing global supply chain constraints, as well as overall light vehicle production growth. Nevertheless, product mix and overall sales were impacted in the third quarter by customer order adjustments, supply chain related issues, and labor availability issues, causing unit shipments to be approximately 750,000 units lower than forecasted at the beginning of the quarter, resulting in a significant revenue shortfall versus beginning of quarter forecast. While there appears to be some improved stability in the light vehicle production environment as compared to a year ago, the Company is still experiencing significant customer order fluctuations on a week-to-week basis and difficulty in sourcing advanced electronics components..

In the third quarter of 2022, the Company had 50 total new launches of interior and exterior auto-dimming mirrors and electronic features. Over 50% of the launches in the third quarter of 2022 were advanced feature launches with HomeLink®, Full Display Mirror®, and the Digital Video Recorder being the bulk of such launches.

The Company is engaged in ongoing conversations with certain customers regarding the inflationary aspects of the business and how to address the higher cost structure that has come as a result of electronics and supply chain issues and labor shortages during the last 18 months. The Company is working in a collaborative manner with its customers with the goal of growing the business and maintaining good business relationships, while at the same time meaningfully addressing the impact of existing inflationary pressures. These conversations and negotiations are expected to last throughout 2022 and likely into calendar 2023 for some customers, as the Company works to offset cost increases with updated pricing.

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

As of the third quarter of 2022, the Company is shipping production Full Display Mirrors® to fourteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, along with Maserati and Fiat, Mercedes, Ferrari, Ford, and Hyundai. As of the end of the third quarter of 2022, the Company is shipping Full Display Mirror® on 79 nameplates. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles. As of the end of the third quarter of 2022, the Company has been awarded Full Display Mirror® programs with 14 OEMs.

To enhance capability and usability of the Company's Full Display Mirror®, the Company previously introduced its three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety, and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window based camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors while the corresponding side-view video feed appears in the display until the vehicle passes.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for CMS to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen OEM customers. The Company is currently shipping production Full Display Mirrors® to fourteen automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) for the Toyota Harrier in the second quarter of 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. In the third quarter of 2022, the Company began shipping auto-dimming mirrors containing DVR for both the Toyota Yaris and the Yaris Cross for the Japan market. These are the Company's first launches of a base auto-dimming mirror with this DVR capability. This product is also the first Gentex DVR product that has an app available to allow the consumer to pull recorded information from the mirror to a phone, which creates a more user friendly experience.
SmartBeam® is the Company's proprietary high beam control system integrated into its auto-dimming mirror. SmartBeam® Generation 4, which was developed using the fourth generation of the Company's custom designed CMOS imager, has an advanced feature set made possible by the high dynamic range of the imager including: high beam assist; dynamic forward lighting with high beams constantly on; LED matrix beam; and a variety of specific detection applications including tunnel, fog, and road type as well as certain lane tracking features to assist with lighting control. The Company has the ability to package the control electronics inside of its interior rearview mirrors with a self-calibrating camera attached to the mirror mount with optimal mechanical packaging which also provides for ease of service. In addition, the Company has long been integrating its camera products to optimize performance by combining with other systems on the vehicle, including radar, navigation, steering, and related modules provided by other suppliers. This enables the Company to provide its customers with highly customizable solutions that meets their unique needs and specifications.

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

On December 8, 2015, NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period. The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018, beginning with model year 2019 vehicles. The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. In March 2020, HR 6256 was introduced, which would require NHTSA to update NCAP. There are multiple bills being discussed in both the U.S. House of Representatives and the U.S. Senate that relate to NCAP.

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

The final rule issued by NHTSA for adaptive driving beans (AEB) was made effective February 22, 2022. The Company believes its adaptive SmartBeam® (dynamic lighting system), which has been manufactured and sold for many years in jurisdictions outside the United States, will be permitted under the NHTSA Final Rule.
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In May 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in newer markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout the remainder of 2022 and 2023. During the third quarter of 2021, the Company began shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices, electronics, and other features that it offers for the automotive, aerospace, and medical industry. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the fourth quarter of 2022, and full years 2022 and 2023 are based on the mid-October 2022 S&P Global Mobility light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Fourth quarter of 2022 and calendar years 2022 and 2023 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2022	Q4 2021	% Change	Calendar Year 2023	Calendar Year 2022	Calendar Year 2021	2023 vs 2022 % Change	2022 vs 2021 % Change
North America	3.68	3.29	12%	15.39	14.47	13.05	6%	11%
Europe	4.16	4.02	3%	16.65	15.63	15.89	7%	(2)%
Japan and Korea	3.03	2.77	9%	11.88	11.06	10.87	7%	2%
China	7.39	7.69	(4)%	26.65	26.41	24.84	1%	6%
Total Light Vehicle Production	18.26	17.77	3%	70.57	67.57	64.65	4%	5%

Based on the aforementioned light vehicle production forecast and the results for the first nine months of 2022, the Company is updating certain guidance for calendar year 2022 as shown below.
•Revenue is expected to be between $1.90 and $1.95 billion
•Gross Margin is expected to be between 32% and 33%
•Operating Expenses are expected to be approximately $235 to $240 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 14% and 15%
•Capital Expenditures are expected to be between $140 and $150 million
•Depreciation and Amortization is expected to be between $100 and $105 million

Due to high levels of volatility in customer orders and vehicle production volumes, electronics supply chain constraints, the Ukraine-Russia conflict, labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year. Ongoing uncertainties remain, including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and issues related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2022, the Company has 21.5 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the mid-October 2022 light vehicle production estimates for 2023, the Company is providing revenue guidance for 2023, despite the fact that there continues to be uncertainty regarding: macroeconomic conditions (including inflation); underlying overall consumer demand for light vehicles worldwide; supply chain and labor constraints; and the lingering impact from the COVID-19 pandemic. The Company still estimates that revenue for calendar year 2023 will be approximately 15% - 20% higher than the updated 2022 estimated revenue estimates of $1.90 - $1.95 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to impairment of available for sale securities (mark-to-market adjustments), as well as the impact on demand for light vehicles. For the quarter ended September 30, 2022, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2021 are set forth herein.
The Company has some assets, liabilities, and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets, including inflation, that have and could continue to reduce demand for its products.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; and the length and severity of the COVID-19 (coronavirus) pandemic, including its impact across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of an inflationary environment, COVID-19 (coronavirus) pandemic, and supply chain and labor constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of October 18, 2022 (http://www.gentex.com/forecast-disclaimer).

Other Information

On November 1, 2022, Steve Downing, President and Chief Executive Officer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell shares of common stock of the Company that Mr. Downing may acquire upon the vesting of: 37,000 restricted shares awarded in 2018; 17,792 restricted shares awarded in 2020; and 41,516 performance shares (payable in common stock) awarded in 2020, subject to certain performance conditions. This plan also provides for a third-party broker to sell 17,730 shares of common stock issuable upon exercise of stock options awarded to Mr. Downing in 2016. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and in accordance with other parameters set forth in the stock trading plan. The stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or March 1, 2023.

On November 1, 2022, Kevin Nash, Vice President of Finance, Chief Financial Officer, and Treasurer of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell shares of common stock of the Company that Mr. Nash may acquire upon the vesting of: 5,535 restricted shares awarded in 2020; and 12,916 performance shares (payable in common stock) awarded in 2020, subject to certain performance conditions. This plan also provides for a third-party broker to sell 6,776 shares of common stock issuable upon exercise of stock options awarded to Mr. Nash in 2016. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and in accordance with other parameters set forth in the stock trading plan. The stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or March 1, 2023.

On November 1, 2022, Matt Chiodo, Chief Sales Officer and Senior Vice President of Sales of the Company, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell shares of common stock of the Company that Mr. Chiodo may acquire upon the vesting of: 5,000 restricted shares awarded in 2020; and11,394 performance shares (payable in common stock) awarded in 2020, subject to certain performance conditions. The shares will be sold under the stock trading plan on the open market over the period of time and in accordance with other parameters set forth in the stock trading plan. The stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or March 1, 2023.

On November 1, 2022, Neil Boehm, Chief Technology Officer and Vice President of Engineering, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell shares of common stock of the Company that Mr. Boehm may acquire upon the vesting of: 6,035 restricted shares awarded in 2020; and 14,081 performance shares (payable in common stock) awarded in 2020, subject to certain performance conditions. This plan also provides for a third-party broker to sell 1,242 shares of common stock issuable upon exercise of stock options awarded to Mr. Boehm in 2016. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and in accordance with other parameters set forth in the stock trading plan. The stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or April 15, 2023.

On November 1, 2022, Scott Ryan, Vice President, General Counsel, and Corporate Secretary, entered into a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, providing for a third-party broker to sell shares of common stock of the Company that Mr. Ryan may acquire upon the vesting of: 4,325 restricted shares awarded in 2020; 10,091 performance shares (payable in common stock) awarded in 2020, subject to certain performance conditions. This plan also provides for a third-party broker to sell 4,580 shares of common stock issuable upon exercise of stock options awarded to Mr. Ryan in 2016. Options will be exercised and/or shares will be sold under the stock trading plan on the open market over the period of time and in accordance with to the other parameters set forth in the stock trading plan. The stock trading plan terminates upon the earlier of all the transactions set forth in the plan being executed or March 1, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Unregistered Sales of Equity Securities; Green Marbles

On June 3, 2022, the Company issued 162,433 shares of its common stock to GreenMarbles, at a value of $5 million, as partial consideration for an investment in GreenMarbles. The shares were issued under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company believes the issuance of the foregoing restricted shares was exempt from registration as a privately negotiated, isolated, non-recurring transaction not involving a public solicitation. An appropriate legend is affixed to the stock certificates issued in such transaction.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first nine months of 2022, the Company repurchased 3.3 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 3,290,496 shares during the first nine months of 2022, the Company has 21.5 million shares remaining under the plan as of September 30, 2022.

The following is a summary of share repurchase activity during each month of the quarter ended September 30, 2022:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2022	—	—	—	24,824,068
February 2022	490,021	30.63	490,021	24,334,047
March 2022	1,950,169	28.84	1,950,169	22,383,878
1st Quarter 2022 Total	2,440,190	29.20	2,440,190

2nd Quarter 2022 Total	—	—	—	22,383,878

July 2022	150,110	27.80	150,110	22,233,768
August 2022	300,135	28.04	300,135	21,933,633
September 2022	400,061	24.17	400,061	21,533,572
3rd Quarter 2022 Total	850,306	26.18	850,306

2022 Total	3,290,496	28.42	3,290,496	21,533,572

As of September 30, 2022, the Company has repurchased 150,466,156 shares at a total cost of $2,580,262,909 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 4, 2022	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 4, 2022	/s/ Kevin C. Nash
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