Form 10-K
period 2022-12-31
GENTEX CORP
filed 2023-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   Yes:  ☐     No:   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes:  ☐     No:   ☑

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), 235,132,265 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $6,587,687,393 computed at the closing price on that date.

As of February 1, 2023, 234,177,812 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2022
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

At its inception, the Company manufactured smoke detectors, a product line that has since evolved to include a variety of fire protection products. In the early 1980's, the Company introduced an interior electromechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In the late 1980's, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In the early 1990's, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In the late 1990's, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat; convex; and aspheric. In 2005, the Company began making volume shipments of its bezel-free exterior automatic dimming mirror. In 2010 the Company began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors.

In 2015, the Company began making shipments of the Full Display Mirror® ("FDM®"), which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. Also in 2015, the Company introduced the integration of toll module technology into the vehicle in a first-to-market application referred to as Integrated Toll Module® or "ITM®". The interior mirror is an optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield.

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

In January 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. In January 2020, the

Company announced that Airbus will also be offering the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.

In January 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18-month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features that address major gaps in current surgical lighting solutions. In 2023, the Company will continue to work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

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

In January 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is underway. The HomeLink Connect® allows users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

In September 2021, the Company announced the acquisition of Guardian Optical Technologies ("Guardian"), an Israeli startup that pioneered a unique, multi-modal sensor technology designed to provide a comprehensive suite of driver- and cabin-monitoring solutions for the automotive industry. The core of Guardian’s technology is an infrared-sensitive, high-resolution camera that combines machine vision, depth perception, and micro-vibration detection. This proprietary sensor configuration allows the system to not only monitor the driver, but also the entire vehicle cabin, including objects and other occupants, even assessing the occupant's behaviors, gestures, and activities. The system continuously scans, tracks and determines the physical location of every vehicle occupant and object, even without a direct line of sight, by combining two-dimensional video image recognition with 3D depth mapping and optical motion analysis. It is able to detect even slight movements, including heartbeats.

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

In 2022, the Company obtained an approximate 20% equity share in GreenMarbles in the ordinary course of business. GreenMarbles is a leading provider of sustainable solutions for integration into properties. The Company plans to utilize this relationship to promote the HomeLink Connect® App with property developers and contractors.

Automotive revenues represent approximately 97% of the Company's total revenue in 2022, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, interior driver and cabin monitoring systems, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays, including the Full Display Mirror® product. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

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

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for OEMs, automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 97% of the Company’s consolidated net sales in 2022.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the largest supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International, Tokai Rika Company, SMR Automotive, Aolian, Intertech, Kingband, BYD Auto Company, Sincode, Yanfeng Visteon, Xiamen Intertech, Guangdong Yuanfeng, Chongqing Yimei, Murakami, Ultronix, Aizhuo, Alpine Electronics, Inc., Licon, MirrorTech, Ambilight, and others in the Chinese automotive aftermarket. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect®, frameless mirror designs, LED map lamps, compass displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development include: biometric authentication systems, hybrid and fully digital camera monitoring systems ("CMS"), driver and cabin monitoring systems, cabin sensing systems, touch screen displays for mirrors, and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices, which include sunroof and moon roof applications, driver and passenger windows, interior sun-visors and other window surfaces in vehicles, among others. The Company is also in development of small-scale dimmable devices that darken to improve contrast and legibility for transparent displays, concealment of sensors, and to dynamically adjust camera exposure.
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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, Faraday Future, Ferrari, Ford Motor Co., Geely/Volvo, General Motors, Harley Davidson, Honda Motor Co., Hyundai/Kia, Lucid Motors, Mazda, Mahindra & Mahindra, McLaren, Polaris, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Stellantis, Subaru, Suzuki, Tata Motors, Tesla, TOGG Inc., Toyota Motor Company, Volkswagen Group, VOXX International, as well as shipments to domestic China manufacturers (BYD, Chery, Dongfeng, FAW, Great Wall Motors, Human Horizon, King Long, Lixiang Auto, NIO, SAIC, and Xpeng EV).
Revenues by major geographic area are disclosed in Note 7 of the Consolidated Financial Statements.
Traditionally, new products and technologies have been restricted to high-end vehicles and premium trim/option packages. As consumer demand has continued to pursue the adoption of advanced technology, more OEMs have shifted to offer a variety of trim packages and option packages for each of their vehicles, creating a range of available pricing and technologies across their lineups. In some instances, Company products such as the FDM® appeal to consumers who are interested in new technology, while also resolving rearward vision limitations created by vehicle design changes that increase aerodynamics. The Company has contributed to this differentiation strategy, allowing OEMs to maximize profitability and optionality by providing profitable, mirror-based and in-vehicle technologies that consumers demand. As more consumers have become familiar with interior and exterior dimming mirrors, HomeLink®, FDM®, ITM®, and other Company technologies, consumers have continued to select these technologies in their subsequent vehicles, driving further market and nameplate penetration as OEMs launch new vehicles and expand into new markets. Where OEMs had historically used Company technologies only to differentiate from one another, they have now begun to also use Company technologies to differentiate trim lines across their own nameplates. In new markets, emerging OEMs have recognized the need to include Company products in their vehicles to compete with global OEMs.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the largest supplier to the automotive industry with an approximate 89% market share worldwide in 2022. While the Company believes it will retain a significant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna International ("Magna"), continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and appears to have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also a small number of Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, in low volume, within the domestic China automotive market. Moreover, other companies have demonstrated products that are competitive to the Company's Full Display Mirror® system, and a small number of Chinese domestic mirror suppliers have begun marketing and selling these products, in low volume, within the domestic China market. Further, two Japan manufacturers (Murakami and Panasonic) have begun selling and marketing competitive Full Display Mirror® type products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's ITM® and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card and to pay at parking garages. Compatibility between these two technologies can help to grow each company's respective consumer base while introducing new users to the benefits of the transactional vehicle.

In January 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. The Company plans to integrate Simplenight into its current and future connected vehicle technologies, including HomeLink®, the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is underway. The HomeLink Connect app allows users to program their HomeLink® buttons and control cloud-based devices from their vehicles.
In 2022, the Company obtained an approximate 20% equity share in GreenMarbles in the ordinary course of business. GreenMarbles is a leading provider of sustainable solutions for integration into properties. The Company plans to utilize this relationship to promote the HomeLink Connect® App with property developers and contractors.
The Company believes its electrochromic automatic-dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products and the Company makes significant research and development investments to continue to increase and improve the performance advantages of its products and to potentially add new products.
There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce these products. The Company has also continued to invest in new technologies to improve manufacturing processes. In 2020, the Company, in the ordinary course of business, completed the acquisition of Argil, Inc., which specializes in electrochromic technology and research and development, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these other technologies have inherent cost or performance limitations as compared to the Company's technologies.
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
Dimmable Aircraft Windows
The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner series of aircraft. In 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. Later in 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. As previously announced, Airbus is now offering, as optional content, the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.
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
The Company’s success with electrochromic technology provides potential opportunities and use cases for other commercial applications, which the Company continues to explore. including, but not limited to passenger smart-

lighting that automatically optimizes illumination for various in-flight activities like reading, dining, or computer work; biometric systems for personalizing the in-flight experience; and in-cabin particulate and chemical sensors for monitoring cabin air quality.
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
Trademarks and Patents

The Company owns 40 U.S. Registered Trademarks and 786 U.S. Patents, of which 31 Registered Trademarks and 711 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, smart lighting technology, and/or HomeLink® products. These patents expire at various times between 2023 and 2043. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company's products.
The Company also owns 360 foreign Registered Trademarks and 1,194 foreign patents, of which 344 Registered Trademarks and 1,128 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2023 and 2047. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that applicable in the U.S. market.
The Company owns 50 U.S. Patents and 54 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2026 and 2041, while the foreign patents expire at various times between 2026 and 2038.
The Company owns 9 U.S. Registered Trademarks, 19 U.S. Patents, 16 foreign Registered Trademarks, and 12 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2023 and 2038, while the foreign patents expire at various times between 2023 and 2039. The Company believes that the competitive advantage provided by these patents is relatively small.
The Company also has in process 176 U.S. Patent applications, 296 foreign patent applications, and 15 Registered Trademark applications. The Company continuously seeks to improve its core technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.
In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Human Capital Resources
As of February 1, 2023, the Company had 5,466 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

The Company fosters a collaborative culture founded on devotion to quality and innovation. An inclusive environment is nurtured so that team members can perform, support each other, and continue to grow and learn, including on-the-job training.

This culture is supported by a competitive compensation system that goes beyond base salary and includes for virtually all employees: quarterly profit-sharing bonuses; an extensive stock-based compensation program that extends to all eligible employees; an employee stock purchase plan; 401(k) plan (or other retirement plan for non-US employees) with Company matching; and tuition reimbursement. In keeping with the Company's core principle of ownership mentality, compensation is structured throughout the organization so that employees win when all of stakeholders win. The Company also provides a healthy and safe climate-controlled work environment that includes an on-site wellness center and on-site health clinic at its headquarters. A number of health-related programs are available to employees, including: asthma/COPD management services; diabetes management; "Smart Health," which gives employees and spouses a way to earn wellness credits; Gentex Cares+ Employee Assistance Program; and crop share, which offers employees fresh fruits and vegetables weekly. The Company has also announced the creation of the Gentex Discovery Preschool, an on-site daycare and preschool designed to provide employees with convenient, cost-effective access to quality day care.

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

The Company's DE&I initiatives are supported by its VP of Diversity, Equity, & Inclusion and DE&I Council, which helps implement specific diversity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's DE&I Council is led by Mr. Joe Matthews, VP of Diversity, Equity, & Inclusion and includes employees from many different parts of the Company. The Company's DE&I initiatives are further supported by the DE&I Advisory Board, which is led by Mr. Matthews, and includes various executives, including the CEO, and members that are not employees of the Company. Mr. Matthews has been honored as a Salute to Diversity Winner by Corp! Magazine.

As a part of DE&I initiatives, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds that work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women at Gentex and Veterans at Gentex. In 2022, Gentex also established a separate DE&I council in Salt Lake City to serve the Company employees that work at the research and development office located there. This separate council has supported several organizations in the local Salt Lake City area, including supporting students from diverse backgrounds and sponsoring events to support global causes.

DE&I efforts at the Company extend to the supply base as well, where the Company been recognized for ongoing efforts to increase supplier relationships with certified minority, woman, veteran, and LGBTQ-owned enterprises. In fact, the Company mentors certain such suppliers to help them develop the business systems and technology improvements necessary to support future growth. The Company is a member of or otherwise involved in the Michigan Minority Supplier Development Council, Original Equipment Supplier's Association - Diversity & Inclusion, Board of Governors, Consumer Technology Association - D&I Group, Michigan Diversity Connection, West Michigan Hispanic Chamber of Commerce, and the Great Lakes Women's Business Council.

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

The Company is the recipient of an EPIC Diversity Visionary Award presented by a local Chamber of Commerce. Moreover, the Company's DE&I efforts related to actively developing and using minority, women, and veteran-owned suppliers have been acknowledged and recognized by multiple original equipment manufacturer ("OEM") customers. In fact, Toyota Motor Engineering & Manufacturing North America, Inc. has specifically recognized the Company's efforts over the last 10 years to increase supplier relationships with minority business enterprises. The Company has also won supplier diversity awards from Honda, Nissan, and Toyota, and was the City of Holland, Michigan's Human Relations Commission 2020 Social Justice Award winner.

In 2022, the Company established the Gentex Foundation, which will provide financial grants to organizations across the country in support of economic development, children's services, public health, housing assistance and diversity initiatives — among other causes. The Gentex Foundation is managed by a board of directors that will review grant applications with a particular focus on communities where Company employees live and work, consistent with the organization's values of integrity, compassion, innovation and diversity. Employees are encouraged to organize on-site fundraisers and to spend time volunteering at worthy charitable organizations in addition to giving financially. Support is also provided to a number of minority organizations in keeping with the Company's DE&I efforts and to continue to build an even more diverse and skilled workforce.

The Company's Board of Directors has regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and DE&I strategies; and corporate culture. The Board and management know that the right talent is required to implement the Company's strategies. As such, the Board works with management appropriately regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board has access to all levels of employees in the Company in its efforts to properly oversee human resources and DE&I issues.

The Company's commitment to DE&I is very apparent by the inclusiveness of the Board of Directors. The Board of Directors and the Nominating and Corporate Governance Committee have taken concrete actions to increase Board diversity, including use of various resources and environments to identify qualified and diverse director candidates. Such candidates are contacted and interviewed in order to continue to build an even more diverse, qualified, and capable Board. In the Company's 2022 Proxy Statement, the Company disclosed Board of Directors diversity information as required by NASDAQ, and will continue to do so in the future.

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

Energy and Climate Change. The Company understands that energy use and manufacturing are large contributors of the Company's overall greenhouse gas emissions. As such, the Company remains committed to improving energy-efficiency. To that end, the Company has announced to the following carbon reduction and neutrality goals:

–By 2026, 15% below 2020 levels
–By 2031, 40% below 2020 levels
–By 2041, 70% below 2020 levels
–By 2049, carbon neutrality

The Company implements efficient alternatives for capital equipment, uses automated building management systems to use less energy, and has put in place extremely efficient lighting and HVAC equipment. The Company also participates in the local Energy Smart Program, which promotes the implementation of progressive energy efficiency projects, including achieving the maximum goal possible for lighting and HVAC improvements, compressed air leak audits, and building control systems. The Company also converted one of its manufacturing facilities to be powered entirely by renewable energy in 2022.

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

Waste and Recycling. The Company also has robust waste and recycling strategies, tracking solid waste to landfill, solid waste recycled, and regulated waste. As a part of its strategies, the Company has committed to the following landfill avoidance goals:

–By 2026, 20% below 2020 levels
–By 2031, 60% below 2020 levels
–By 2041, 90% below 2020 levels
–By 2045, 100% zero landfill waste

Initiatives. With respect to sustainability initiatives, the Company has undertaken a number of actions related to energy, waste stewardship, water management, and environmental protection. Regarding energy, the Company: utilizes software-managed and occupancy-sensor controlled lighting in all facilities; has air economizers and energy recovery units in HVAC systems; utilizes energy efficient fluorescent lighting; has certain white material roofs to reflect sunlight; has insulated metal panel systems for exterior walls (for energy efficiency); captures excess heat from compressed air systems and uses it to preheat/temper water used in production; takes excess water from production processes to use in boiler/snow melt water; and installed a centralized water chiller plant to lower energy use. Regarding waste stewardship, the Company improved its cleaning method for certain products to reduce material usage preventing thousands of pounds of additional waste material and uses recycled materials in facility carpets. In terms of waste management, the Company: put in place a water recovery system that significantly reduced overall water usage; collects storm water to reduce discharge into municipal drain systems; implemented irrigation software to monitor weather conditions thereby reducing water consumption; and diligently works to monitor and reduce potential pollutants in its facilities. In terms of environmental protection, the Company has: integrated “green roofs”; adopted a highway to clean waste from public lands; constructed wetland and wildlife habitat areas; and acquired property which includes natural wetlands. As regards transportation, the Company maintains: 22 electric vehicle charging stations; a bicycle fleet for travel between facilities; a bus shelter to encourage bus ridership; and Sweed banding choppers at certain facilities to reduce frequency of trips to recycling.

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

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of COVID-19 (coronavirus) pandemic and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility / IHS Markit Light Vehicle Production Forecast (http://www.gentex.com/forecast-disclaimer).

The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 97% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, including inflation, continues to be uncertain, and continues to cause financial and production stresses evidenced by volatile automotive production levels, volatility with customer orders, supplier part and material shortages (especially electronics components), automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity raw material cost increases, supply constraints, tariffs, consumer vehicle preference shifts (where we have a lower penetration rate and lower content per vehicle), and supply chain stresses, all of which have been exacerbated by the COVID-19 pandemic and the fallout therefrom. If automotive customers (including their Tier 1 suppliers) and suppliers experience significant plant shutdowns, work stoppages, strikes, part shortages, etc., it will further disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases and supply chain constraints. This brings increased risk of delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2022 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.

Pricing Pressures. We continue to experience ongoing pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the pricing pressures with price adjustments, engineering and purchasing cost reductions, productivity improvements, increases in unit shipments of mirrors and electronics with advanced features, and/or new or advanced technologies, each of which pose ongoing challenges, which could continue to adversely impact our business, financial condition, and/or results of operations.
Raw Materials and Other Product Component Costs. Increasing costs in raw materials, energy, commodities, labor, and other product component costs adversely affects our business, financial condition and/or results of operations. These costs have generally increased as a result of supply chain disruptions, constrained labor availability, global economic factors, as well as inflationary impacts. When these prices rise and we are unable to recover such cost increases from our customers, those increases have an adverse effect on our business, financial condition and/or results of operations;
Tariffs. The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty on tariffs and trade. Previously enacted tariffs have increased the Company's input costs, and have the potential to challenge the Company's competitive position in foreign markets. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment could continue to interfere with automotive supply chains and may have a continued negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from one location. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have a further adverse impact on our business.

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
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use camera monitoring systems ("CMS") as an option to replace conventional rearview mirrors within North America, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues. In November 2022, NHTSA conducted a public meeting and discussed the on-going research of this technology.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. China has now released an updated version of its GB15084, which will be effective later in 2023, and allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen (14) OEM customers. The Company is currently shipping production Full Display Mirrors® to all fourteen of these customers. In 2022, the Company began shipping Full Display Mirror® on 18 new nameplates and are currently shipping Full Display Mirror® on 86 nameplates. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company has previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there could be increased competition.
Supply Chain Disruptions. As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain have occurred, are occurring, and are expected to continue to occur due to the industry-wide parts shortages, labor shortages, and other global supply chain constraints. We have and continue to take a number of steps to mitigate the current supply chain challenges, which include strategies involving the additional procurement of available raw materials to prepare for assembling finished goods more quickly when supply constraints ease for certain common components. These inventory strategies further introduce obsolescence risk that impacts our business, financial conditions, and/or results of operations. As our customers' forecasted demand changes, inventory becomes obsolete and write-offs or write-downs of our inventory are exacerbated. Disruptions can also occur due to natural disasters, other pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances have disrupted, are disrupting, and will continue to disrupt our shipments to automakers and Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.
Workforce Disruptions. We have experienced, and may continue to experience in the future, disruptions to our workforce as a result of a tight labor market, employee illness, quarantines, absenteeism, and restrictions on certain of our employee's ability to work as a result of the COVID-19 pandemic. The impacts of continued disruptions to our workforce have affected, are affecting, and are expected to continue to affect our business, financial condition, and/or results of operations.
Product Mix. We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell and to which customers, during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of such changes and circumstances impacting our customers, our sales mix can shift, which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases, and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content could have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. When actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations are impacted.

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

Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable devices, certain electronics, and fire protection products, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, represents a current and ongoing risk for the Company.
New Technology and Product Development. We continue to invest significantly in engineering, research and development projects. Should these efforts ultimately prove unsuccessful, our business, financial condition, and/or results of operations could be adversely affected.
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect business, financial condition, and/or results of operations. If a person or company claims that our products infringed their intellectual property rights, any resulting litigation could be costly, time consuming, and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks and makes such risk part of our ongoing business. To that end, we periodically obtain intellectual property rights, in the ordinary course of business, to strengthen our intellectual property portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.
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
Our allowance for doubtful accounts primarily relates to financially distressed automotive mirror and electronics customers. We continue to work with these financially distressed customers in collecting past due balances. Refer to Note 1 of the Consolidated Financial Statements.
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed primarily at our manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other primary manufacturing facilities in Zeeland, Michigan. Should a catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services could be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these risks. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.

IT Infrastructure and Cybersecurity. A failure of our information technology ("IT") infrastructure could adversely impact our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our business over a period of several years and continue to update and further implement new systems going forward. Like many systems, these systems may not always perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have an adverse effect on our business, financial condition, and/or results of operations.

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

As noted, on October 10, 2019, an Advanced Notice of Proposed Rulemaking ("ANPRM") was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under FMVSS No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues. In November 2022, NHTSA conducted a public meeting and discussed the ongoing research of this technology.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $23.80 to a high closing price of $36.18 during calendar year 2022. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

•Variations in our anticipated or actual operating results or the results of our competitors;
•Changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;
•Intellectual property litigation and infringement claims or other litigation;
•The size of the public float of our common stock;
•Market conditions, including the industry in which we operate; and
•General macroeconomic conditions.

General Risk Factors
COVID-19 Pandemic. The COVID-19 pandemic has already significantly impacted worldwide economic and industry conditions and has had, is having, and is expected to continue to have, a material adverse effect on our business, financial condition, and/or results of operations. The extent and duration of such possible impacts will depend on numerous factors, including:
•Duration and severity of any outbreaks and resulting actions taken by the Company or the various governments to contain or mitigate the spread of the coronavirus;
•Global governmental, business and individual actions taken in response to COVID-19, such as work stoppages, quarantines, shutdowns, shelter-in-place orders or other limitations, as well as voluntary shutdowns and other restrictions;
•The effect on our suppliers and companies throughout our supply chain, including industry wide part shortages and created labor shortages;
•Our ability to fulfill existing and future sales order backlog;
•Reductions or volatility in demand for our products or services;
•Increasing logistics costs and transportation challenges;
•Costs of any additional preparedness plans or actions to help ensure the health and safety of our employees and continued operations;
•Availability of employees to staff our operations and those of companies in our supply chain;
•Our ability to establish and maintain appropriate estimates and assumptions used to prepare the Consolidated Financial Statements; and
•The financial and credit markets and economic activity generally, all of which have harmed and could continue to harm our business, financial condition, and/or results of operations, including impacting the ability to access capital and comply with any financial covenants.

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
Other. Other issues and uncertainties which could adversely impact our business, financial condition, and/or results of operations include:

•Rising commodity prices and inflation generally, where we are unable to recover such increases from customers;
•Increasing interest rates impact our financial performance due to an increase in realized losses on the sale of fixed income investments and/or recognized losses due to a corresponding impairment adjustment on investment securities and can impact customer demand as well;
•General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, trade war, war or significant terrorist acts, could each affect worldwide automotive sales and production levels, thereby impacting the Company;
•Manufacturing yield issues; and
•Obligations and costs associated with addressing quality issues or warranty claims.

Item 1B.    Unresolved Staff Comments.
None

Item 2.        Properties.
As of December 31, 2022, the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities as of December 31, 2022 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Warehouse, Office
Zeeland, MI	197,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	359,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	258,400	2018	Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Holland, MI	29,900	2021	Office
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	85,000	2017	Office, Warehouse, Light Assembly
(1)Date of Acquisition/Build refers to first year of operations and does not refer to subsequent additions or expansions.

In 2021, the Company completed construction of a 36,000 square-foot addition to its main corporate office and manufacturing facility to expand its chemistry lab facilities, with a total cost of approximately $10 million, which was funded from cash and cash equivalents on hand.

Additionally, in the first quarter of 2022, the Company began construction on a 345,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is expected to be approximately $80 - 90 million and will be funded with cash and cash equivalents on hand. The facility is expected to be operational sometime in 2023.

The Company has also begun construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center by an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding another of its manufacturing facilities by an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both of these expansion projects will be funded with cash and cash equivalents on hand.

The Company also has leased sales and engineering offices throughout the United States, Europe, and Asia to support its sales and engineering efforts, as well as a leased manufacturing facility in Grand Rapids, Michigan:

Country	Number of Leased Offices/Facilities
Germany	3
Japan	3
United States	3
Israel	1
United Kingdom	1
Sweden	1
Korea	1
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
The Company estimates that it currently has building capacity to manufacture approximately 34 - 37 million interior automatic-dimming mirror units annually, based on current product mix (excluding the impact of the above referenced construction). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2022, the Company shipped 28.7 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 15 - 18 million units annually, based on the current product mix (excluding the impact of the above referenced construction). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2022, the Company shipped approximately 15.5 million exterior automatic-dimming mirrors.

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

On February 7, 2023, the SEC announced, as previously disclosed by the Company on Form 8-K, that it has accepted an Offer of Settlement submitted by the Company and its current Chief Financial Officer Kevin Nash. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company and Nash have consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to certain violations of the federal securities laws in the third quarter of 2015 through the second quarter of 2018 (the “Relevant Period”). The Company agreed to pay a civil monetary penalty of $4.0 million, which was fully accrued by the Company in the second and third quarters of 2022. Nash agreed to pay a civil monetary penalty of $75,000.

The Order states that, during the Relevant Period, the Company had deficiencies in its accounting for its employee bonus compensation programs, and failed to maintain accurate books and records and sufficient internal accounting controls, in violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 13a-11, 13a-13, 13a-15, and 12b-20 thereunder. The Order further states that, during the Relevant Period and while serving as Chief Accounting Officer, Nash did not sufficiently document the bases for certain accounting entries, in violation of Section 13(b)(5) of the Exchange Act and Rule 13b2-1 thereunder, and causing the Company’s violations of Exchange Act Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), and Rules 13a-11, 13a-13, 13a-15, and 12b-20 thereunder.

The resolution of this matter did not involve a restatement of the Company’s previously filed financial statements.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2023, there were 4,671 record-holders of the Company’s common stock and restricted common stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2017 and reinvestment of dividends in all cases.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
Stock Value
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
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

The following is a summary of share repurchase activity during 2022:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2022	—	$—	—	24,824,068
February 2022	490,021	30.63	490,021	24,334,047
March 2022	1,950,169	28.84	1,950,169	22,383,878
April 2022	—	—	—	22,383,878
May 2022	—	—	—	22,383,878
June 2022	—	—	—	22,383,878
July 2022	150,110	27.80	150,110	22,233,768
August 2022	300,135	28.04	300,135	21,933,633
September 2022	400,061	24.17	400,061	21,533,572
October 2022	—	—	—	21,533,572
November 2022	—	—	—	21,533,572
December 2022	750,407	27.17	750,407	20,783,165
Total	4,040,903		4,040,903

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

	Percentage of Net Sales			Percentage Change
				2022	2021
	Year Ended December 31,			Vs	Vs
	2022	2021	2020	2021	2020
Net Sales	100.0%	100.0%	100.0%	10.8%	2.5%
Cost of Goods Sold	68.2	64.2	64.1	17.8	2.7
Gross Margin	31.8	35.8	35.9	(1.6)	2.4
Operating Expenses:
Engineering, Research and Development	6.9	6.8	6.9	13.2	1.6
Selling, General and Administrative	5.5	5.3	5.3	15.6	2.5
Total Operating Expenses:	12.5	12.1	12.2	14.2	2.0
Operating Income	19.3	23.7	23.7	(9.7)	2.6
Other Income/(Expense)	—	40.0	0.7	(104.3)	(46.4)
Income Before Provision for Income Taxes	19.3	24.1	24.4	(11.2)	1.1
Provision for Income Taxes	2.7	3.2	3.8	(8.3)	(13.5)
Net Income	16.6%	20.8%	20.6%	(11.7)%	3.8%
Results of Operations: 2022 to 2021
Net Sales. In 2022, the Company's net sales increased by $187.8 million, or 11% compared to the prior year. Light vehicle production in 2022 increased by 3% when compared to 2021 in the Company's primary markets, but total revenue for the year outperformed the underlying market by 8% despite the many supply chain challenges and customer order volatility encountered during the year. The increase in the Company's sales was primarily driven by a 6% year over year increase in automatic-dimming mirror shipments, from 41.8 million units in 2021 to 44.2 million units in 2022.
Other net sales for calendar year 2022 were $44.2 million, compared to Other net sales of $34.0 million in calendar year 2021. Fire protection sales in 2022 increased by 53% year over year, while dimmable aircraft windows were down 33% in 2022 compared to calendar year 2021. The Company expects that dimmable aircraft window sales will continue to be impacted until there is a meaningful recovery of the aerospace industry and the Boeing 787 production levels improve.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased from 64.2% in 2021 to 68.2% in 2022. The year over year decrease in the gross margin was primarily the result of increased raw material costs, increased manufacturing costs, higher freight and logistics costs, and certain previously agreed to annual customer price reductions. On a year over year basis, increased raw material costs had a negative impact of approximately 250 - 300 basis points on gross margin. Manufacturing cost increases, freight and logistics cost increases, and annual customer price reductions each independently had a negative impact of approximately 50 - 100 basis points on gross margin on a year over year basis.
Operating Expenses. Engineering, research and development expenses ("E, R & D") increased by $15.5 million or 13% from 2021 to 2022, but remained at 7% of net sales. E, R & D increased primarily due to additional staffing, professional fees, new product development, and the ongoing product re-designs necessary to mitigate electronics part shortages.
Selling, general and administrative ("S, G & A") expenses increased by $14.3 million or 16% from 2021 to 2022, which represents 6% of net sales in 2022 compared to 5% in 2021. The primary reason for the increase in S, G & A from 2021 to 2022 was primarily due to staffing, increases in outbound freight expenses, and the return of in-person customer meetings and trade show related expenses. S, G & A expenses were also impacted on a year over year basis by the $4.0 million settlement with the SEC that was accrued for in the second and third quarters of 2022, and the related legal and professional fees. See Item 3, Part I.
Total Other Income/(Expense). Investment income increased $1.2 million to $4.8 million for 2022 compared to $3.6 million for 2021 primarily due to increases in interest income from fixed income investments. Other income – net decreased $8.1 million in 2022 versus 2021, primarily due to additional losses on sales of debt investments on a year over year basis.
Taxes. The effective tax rate was 13.8% for the year ended December 31, 2022 compared to 13.3% for the prior year. The effective tax rates in 2022 and 2021 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, as well as additional equity compensation deductions and various tax credits.
Net Income. Net income decreased by $42.0 million in 2022, or 12% compared to 2021, primarily due to the year over year changes in gross margin and operating profits.
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
Taxes. The effective tax rate was 13.3% for the year ended December 31, 2021 compared to 15.6% for the prior year. The effective tax rates in 2021 and 2020 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, research and development tax credits and discrete benefits from stock based compensation.
Net Income. Net income increased by $13.2 million, or 4% year over year, primarily due to the 3% increase in revenue on a year over year basis, as well as the decrease in the effective tax rate.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong, despite lower than forecasted global vehicle production rates and supply chain disruptions in 2022 and a 3% decline in light vehicle production in the Company's primary markets from 2020 to 2021.
The Company's cash and cash equivalents were $214.8 million, $262.3 million, and $423.4 million as of December 31, 2022, 2021 and 2020, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $12.5 million, $10.7 million and $7.4 million as of December 31, 2022, 2021 and 2020, respectively.
Cash flow from operating activities was $338.2 million, $362.2 million and $464.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash flow from operating activities decreased $24.0 million for the year ended December 31, 2022 compared to the prior year, primarily due to decreases in net income and changes in working capital, which were partially offset by changes in deferred taxes. Cash flow from operating activities decreased $102.3 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to changes in working capital and deferred taxes, which were partially offset by the increase in net income.
Cash flow used for investing activities for the year ended December 31, 2022 increased by $59.6 million to $172.7 million, compared with cash flow used for investing activities of $113.1 million for the year ended December 31, 2021, primarily due to increased investment purchases of equity method investments during the year. Cash flow used for investing activities for the year ended December 31, 2021 increased by $139.5 million to $113.1 million, compared to cash flow provided by the year ended December 31, 2020, primarily due to increased investment purchases of fixed income investments during that year.
Capital expenditures were $146.4 million, $68.8 million, and $51.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Capital expenditures for the year ended December 31, 2022 increased by $77.6 million compared with the year ended December 31, 2021 primarily due to an increase in expenditures related to building and facility construction projects previously discussed. Capital expenditures for the year ended December 31, 2021 increased by $17.1 million compared to the year ended December 31, 2020 primarily due to an increase in production equipment purchases.
Cash flow used for financing activities for the year ended December 31, 2022, decreased $201.1 million to $209.0 million, compared to $410.1 million for the year ended December 31, 2021, primarily due to a decrease in the amount of shares of common stock repurchased which totaled $112.5 million during the calendar year 2022 as compared to $324.6 million during the calendar year 2021.
Cash flow used for financing activities for the year ended December 31, 2021, increased $46.3 million to $410.1 million compared to the year ended December 31, 2020, primarily due to a reduction in the amount of shares of common stock repurchased which totaled $324.6 million during the calendar year 2021 as compared to $288.5 million during the calendar year 2020.

Short-term investments as of December 31, 2022 were $23.0 million, up from $5.4 million as of December 31, 2021 and long-term investments were $153.9 million as of December 31, 2022, down from $207.7 million as of December 31, 2021, due to changes in the Company's overall investment portfolio and increased investment in equity method investments. Equity method investments increased to $48.4 million, primarily as a result of additional investment purchases during 2022, including the investment in GreenMarbles in the second quarter of 2022. This investment in GreenMarbles was made with $20.0 million in cash and the issuance of $5.0 million of the Company's common stock.
Accounts receivable as of December 31, 2022 increased $26.7 million compared to December 31, 2021, primarily due to the timing of sales within those years.
Inventories as of December 31, 2022, increased $88.1 million compared to December 31, 2021, primarily due to increased raw material inventory levels to manage risk related to potential supply chain disruptions and volatility in customer orders.

Intangible Assets, net as of December 31, 2022 decreased $19.8 million compared to December 31, 2021, due to the amortization of definite lived intangible assets and patents, which is discussed further in Note 10 of the Consolidated Financial Statements.
Accounts payable as of December 31, 2022, increased $53.4 million compared to December 31, 2021, primarily due increases in, and timing of, inventory and capital expenditure payments.
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
The following is a summary of working capital and long-term investments:

	2022	2021	2020
Working Capital	$698,099,624	$691,319,649	$801,593,707
Long Term Investments	153,906,005	207,693,147	162,028,068
Total	$852,005,629	$899,012,796	$963,621,775

The increase in working capital as of December 31, 2022 compared to December 31, 2021 is primarily due to increases in inventory and accounts receivable, which was partially offset by decreases in cash and prepaid expenses and other. The decrease in working capital as of December 31, 2021 compared to 2020 is primarily due to decreases in cash flow from operations, as well as additional share repurchases.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of S&P Global Mobility. The S&P Global Mobility mid-January 2023 forecast for light vehicle production for calendar year 2023 are approximately 15.1 million units for North America, 16.5 million units for Europe, 11.7 million units for Japan and Korea, and 26.6 million units for China.
Based on the foregoing, the Company estimates that top line revenue for calendar year 2023 will be approximately $2.2 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors and electronics on prospective vehicle models and anticipated product mix. The Company continues to see order rates and booked business that allow for these estimates with an expected vehicle production increase in 2023, as well as an increase in 2024 compared to 2023. Continuing uncertainties, such as: volatilities in customer orders; light vehicle production volumes; supplier part or material shortages, including electronics supply chain constraints; the Ukraine-Russia conflict; labor shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including inflation, tariffs and potential tax law changes; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc.; could disrupt shipments to customers and make forecasting difficult.
The Company is estimating that the gross margin will be between 32% and 33% for calendar year 2023. Historically, annual customer price reductions have placed significant pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2023, the Company hopes it may be able to offset certain raw material cost increases, as well as labor related cost increases with pricing adjustments and improved operational efficiencies, but there is no certainty of being able to do so.
The Company also currently estimates that its operating expenses, which include E, R & D and S, G & A, are expected to be between $260 and $270 million for calendar year 2023, due in part to continued investments that support growth and launch of new business as well as development of new products, which are primarily staffing related. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and creating iterations of those products that help keep its products new and attractive to our customers, as well as new products.

The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current markets, as well as to use its core competencies to develop products that are applicable in other markets.
Based on current light vehicle production forecasts, and the resultant forecast our automatic-dimming mirrors and electronics, the Company currently anticipates that 2023 capital expenditures will be between $200 and $225 million, a majority of which will be related to production equipment purchases but also includes an estimated $70 - 90 million in construction costs related to the construction of a new 345,000 square foot manufacturing facility, which began in January 2022, as well as the other two expansion projects on currently existing facilities. Capital expenditures for calendar year 2023 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company also estimates that depreciation and amortization expense for calendar year 2023 will be between $100 and $110 million.
The Company is further estimating that its tax rate will be between 15.0% and 17.0% for calendar year 2023 based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2023 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2024, taking into account anticipated increases in light vehicle production in 2024 compared to 2023. S&P Global Mobility current forecasts for light vehicle production for calendar year 2024 are approximately 15.8 million units for North America, 17.5 million units for Europe, 11.4 million units for Japan and Korea, and 28.1 million units for China. Based on these forecasts, the Company is estimating that revenue for calendar year 2023 will increase approximately 10% over current estimates provided for 2023 revenue. As noted above, continuing uncertainties make forecasting difficult.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, and interest rate risk. Fluctuating interest rates and securities prices could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or realized losses due to an impairment adjustment on investment securities. The Company does not currently believe such risks are necessarily material.
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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During calendar year 2022, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for calendar year 2021 and 7% for calendar year 2020). The Company currently expects that approximately 7-8% of the Company’s net sales in calendar year 2023 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
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
The Company’s significant accounting policies are described in Note 1 of the Consolidated Financial Statements.
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
Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services when it transfers those goods or services to customers. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables. The Company generally receives purchase orders from customers on an annual basis in the ordinary course of business. Typically, such purchase orders provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in such annual purchase orders.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Item 7, Part II.

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2022.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2022, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2022.

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

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	45	President and Chief Executive Officer	January 2018
Neil Boehm	51	Chief Technology Officer and Vice President, Engineering	February 2018
Kevin Nash	48	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	58	Chief Sales Officer and Senior Vice President, Sales	January 2022
Scott Ryan	42	Vice President, General Counsel and Corporate Secretary	August 2018
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2023 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2022 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board of Directors. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of

Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.
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

As previously disclosed, the Compensation Committee has a goal that base salaries for officers, including named executive officers, are at or near the market median for base salaries when compared to the Company's established peer group.

In light of that, the Compensation Committee has periodically reviewed base salaries for officers, including where officers rank compared to the Company's established peer group. It was determined by the Compensation Committee that certain officer base salaries continue to trail the announced goal of base salaries at market median, in some instances base salaries significantly trailed the stated goal. As such, in light of an improving outlook for the Company the ever-increasing competition for talent, the need to attract and retain management to fulfil the Company's strategic goals, desire for base salaries to approach market median, and the high level individual performances of officers, the Compensation Committee recommended to the Board and the Board approved certain changes in base salaries for 2023. The Board, therefore, on February 16, 2023, approved the following base salaries for the CEO and named executive officers for 2023:

Executive Officer	Position	2023 Base Salary	2022 Base Salary
Steve Downing	President and CEO	$850,000	$800,000
Neil Boehm	VP, Engineering and CTO	$515,000	$475,000
Kevin Nash	VP, Finance, CFO and Treasurer	$515,000	$475,000
Matt Chiodo	Senior VP, Sales and CSO	$455,000	$415,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$415,000	$375,000

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

For our executive officers, the 2023 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	50.0%	100.0%	200.0%
Neil Boehm	37.5%	75.0%	150.0%
Kevin Nash	37.5%	75.0%	150.0%
Matt Chiodo	37.5%	75.0%	150.0%
Scott Ryan	37.5%	75.0%	150.0%

No changes were made to the Annual Plan target opportunities for executive officers in 2023, as it is believed the threshold, target, and maximum opportunity levels remain appropriate. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers to the extent the threshold, target, or maximum for a performance metric is met or exceeded. To the extent performance exceeds the established threshold or target, as applicable, for any performance metric, but does not meet or exceed the established target or maximum, as applicable, linear interpolation is used to determine the pro rata portion of the performance bonus. The Compensation Committee also has discretion to increase (or decrease) such performance-based bonuses using its judgment, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

Since its inception in 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%) since such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

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

For 2022, target performance and actual results for the performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,457,429	$1,943,238	$2,429,048	$1,918,958
Operating Income	33.33%	$341,138	$454,850	$568,563	$370,006
Earnings per Diluted Share	33.33%	$1.22	$1.63	$2.04	$1.36
* Amounts in thousands (000) except for per share amounts.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the targets and performance of the named executive officers, the payments for 2022 under the Annual Plan are shown in the table below:

Executive Officer	2022 Annual Plan Performance Bonus	2022 Annual Plan Discretionary Bonus
Steve Downing	$604,720	$0
Neil Boehm	$269,289	$0
Kevin Nash	$269,289	$0
Matt Chiodo	$235,274	$0
Scott Ryan	$212,597	$0

These Annual Plan results appropriately reflect management's excellent work in addressing the ongoing impacts stemming from the ongoing pandemic supply chain shortages, especially electronics components, as well as labor disruptions and significant volatility within customer orders. Were it not for management's leadership in redesigning products to allow more customer demand to be met notwithstanding the parts shortages and labor market constraints, more revenue would have been lost in 2022. For 2023, the Compensation Committee has established targets for Revenue, Operating Income, and Earnings per Diluted Share for the Annual Plan performance metrics as it has done in the past, and consistent with 2022 is using ± 25% of target in 2023for determining thresholds and maximums and is not making any adjustments for tariffs.

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

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board of Directors and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2023-2025 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2023-2025
Steve Downing	365%
Neil Boehm	155%
Kevin Nash	185%
Matt Chiodo	155%
Scott Ryan	155%

These Long-Term Plan Target Opportunity Percentages of Base Salary for 2023 - 2025 remain the same as those applicable for 2022 - 2024.

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

Performance Shares for 2023-2025 Performance Period

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted and calculated as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2023-2025) with a performance range that can result in PSAs of 0% for failure to achieve threshold, 50% of target for achieving threshold, to 200% of the target opportunity for achieving maximum. The targets for EBITDA and ROIC for 2022-2024 were established by the Compensation Committee as it has done in the past. For the 2023-2025 performance period, ± 25% of target is being used for determining thresholds and maximums, which is consistent with 2022.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2023 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2023 (Target) for 2023-2025
Steve Downing	75,018
Neil Boehm	19,302
Kevin Nash	23,038
Matt Chiodo	17,053
Scott Ryan	15,554

Restricted Stock Awards for 2023-2025 Performance Period
The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2023, based on the target opportunities, for the named executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2022 for 2023-2025
Steve Downing	32,151
Neil Boehm	8,273
Kevin Nash	9,874
Matt Chiodo	7,309
Scott Ryan	6,666

Retention Grant

As part of its objective of attracting and retaining management to fulfil the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of PSAs. In addition to the retention of management, the PSA's have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return (TSR) over a four year period (2023-2026), against a predetermined peer group. Achievement levels vary from 50% to 200% of granted PSA's, for relative TSR between 0 and the 100th Percentile of relative TSR as disclosed in the below table. In addition to requiring achievement of performance objectives in respect of PSAs, this grant also requires the executive officers to remain employed with the Company for four years from the grant date (unless the executive officer attains retirement age, departs for good reason, dies, or becomes disabled or a change in control occurs whereby an award may be paid or partially paid).

Relative TSR Criteria	Achievement Level of Award
0 - 25th percentile	50%
25 - 50th percentile	100%
50 - 75th percentile	150%
Above 75th percentile	200%

The Retention grant of PSA's for the named officers are shown in the table below:

Executive Officer	Retention PSA Awarded in 2023
Steve Downing	29,361
Neil Boehm	17,790
Kevin Nash	17,790
Matt Chiodo	15,717
Scott Ryan	14,336

2020-2022 Long-Term Plan Performance (three-year performance period ending December 31, 2022)

December 31, 2022, marked the end of the three-year performance period for PSA and RS Long-Term Plan awards made in February 2020.

Performance Share Awards

The performance metrics, targets and performance payout ranges for these awards were set and approved by the Compensation Committee and the Board in February 2020. Consistent with the Long-Term Plan, incentive could be earned by the officers based on performance associated with two equally weighted metrics, EBITDA and ROIC, in each case adjusted as determined by the Compensation Committee, both measured cumulatively over the three-year performance period. The target levels of achievement for the EBITDA and the ROIC were established to align with financial goals set at the beginning of the three-year performance period for the years 2020 through 2022, The table below summarizes the results of the 2020-2022 performance period relative to target and the achievement level of the 2020-2022 PSAs:.

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*	Performance to Target	Weighted Performance
EBITDA	50%	$1,512,514	$1,890,643	$2,268,772	$1,535,931	53.10%	26.55%
ROIC	50%	36.80%	46.00%	55.20%	37.12%	51.74%	25.87%
*amounts in thousands (000) percentages. Threshold, Target, and Maximum for EBITDA and ROIC were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs. Additionally, Actual performance was adjusted by $8.8 million of previously disclosed severance related costs incurred in 2020.

The PSAs awarded in February 2020, based on target opportunity, along with the actual payout of PSAs to the executive officers, for the 2020-2022 performance period are reflected in the table below and include dividend equivalents assuming reinvestment of dividends.

Executive Officer	Number of PSAs Awarded in 2020 (Target) for 2020-2022	2020-2022 PSAs Payout
Steve Downing	41,516	22,912
Neil Boehm	14,081	7,772
Kevin Nash	12,916	7,129
Matt Chiodo	11,394	6,289
Scott Ryan	10,091	5,570

Restricted Stock

The RS awarded in February 2020, based on target opportunities, along with the actual payment of RS to executive officers, awarded for the 2020-2022 period are reflected in the table below:

Executive Officer	Number of RS Awarded in 2020 (Target) for 2020-2022	2020-2022 RS Payout/Vesting
Steve Downing	17,792	17,792
Neil Boehm	6,035	6,035
Kevin Nash	5,535	5,535
Matt Chiodo	4,883	4,883
Scott Ryan	4,325	4,325

Since each executive officer awarded restricted stock in 2020 remained employed by the Company for three years from the grant date, each restricted stock awarded vested with such executive officers.

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

3. Exhibits. See Exhibit Index on Page 75.

(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Joseph Anderson	Director
Joseph Anderson

/s/ Leslie Brown	Director
Leslie Brown

/s/ Steven Downing	Director
Steven Downing

/s/ Gary Goode	Director
Gary Goode

/s/ James Hollars	Director
James Hollars

/s/ Richard Schaum	Director
Richard Schaum

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ Ling Zang	Director
Ling Zang

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Gentex Corporation and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2023

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2022 AND 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,754,638	$262,311,670
Restricted cash	4,000,000	—
Short-term investments	23,007,385	5,423,612
Accounts receivable, net	276,493,752	249,794,906
Inventories, net	404,360,270	316,267,442
Prepaid expenses and other	26,036,331	39,178,119
Total current assets	948,652,376	872,975,749
PLANT AND EQUIPMENT:
Land, buildings and improvements	376,934,354	363,646,380
Machinery and equipment	935,848,288	883,240,100
Construction-in-process	165,574,867	77,592,152
Total Plant and Equipment	1,478,357,509	1,324,478,632
Less- Accumulated depreciation	(928,324,473)	(860,356,956)
Net Plant and Equipment	550,033,036	464,121,676
OTHER ASSETS:
Goodwill	313,807,494	313,960,209
Long-term investments	153,906,005	207,693,147
Equity method investments	48,425,978	—
Intangible assets, net	219,360,910	239,189,627
Deferred tax asset	25,528,700	4,795,678
Patents and other assets, net	67,515,425	28,655,080
Total Other Assets	828,544,512	794,293,741
TOTAL ASSETS	$2,327,229,924	$2,131,391,166
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$151,740,046	$98,342,928
Accrued liabilities:
Salaries, wages and vacation	17,517,580	14,019,643
Income taxes	18,726,857	196,863
Royalties	19,208,411	19,140,907
Dividends payable	28,100,320	28,372,901
Other	15,259,538	21,582,858
Total current liabilities	250,552,752	181,656,100
OTHER NON-CURRENT LIABILITIES	10,884,351	11,746,599
TOTAL LIABILITIES	261,437,103	193,402,699
SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 234,169,335 and 236,440,840 shares issued and outstanding in 2022 and 2021 respectively.	14,050,160	14,186,450
Additional paid-in capital	917,499,323	879,413,385
Retained earnings	1,148,386,272	1,042,461,388
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on investments, net	(10,110,695)	1,006,655
Cumulative translation adjustment	(4,032,239)	920,589
Total shareholders’ investment	2,065,792,821	1,937,988,467
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,327,229,924	$2,131,391,166
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
NET SALES	$1,918,958,043	$1,731,169,929	$1,688,189,405

COST OF GOODS SOLD	1,309,143,858	1,111,462,082	1,082,745,885

Gross profit	609,814,185	619,707,847	605,443,520

OPERATING EXPENSES:
Engineering, research and development	133,308,804	117,763,676	115,935,047
Selling, general and administrative	106,499,255	92,162,193	89,952,381
Total operating expenses	239,808,059	209,925,869	205,887,428

Income from operations	370,006,126	409,781,978	399,556,092

OTHER INCOME:
Investment income	4,795,823	3,589,798	6,986,303
Other (loss) income, net	(5,078,873)	2,979,960	5,270,534
Total other (loss) income	(283,050)	6,569,758	12,256,837

Income before provision for income taxes	369,723,076	416,351,736	411,812,929

PROVISION FOR INCOME TAXES	50,965,724	55,554,504	64,249,308

NET INCOME	$318,757,352	$360,797,232	$347,563,621

EARNINGS PER SHARE(1):
Basic	$1.36	$1.51	$1.41
Diluted	$1.36	$1.50	$1.41

Cash Dividends Declared per Share	$0.480	$0.480	$0.480

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
Net income	$318,757,352	$360,797,232	$347,563,621

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(4,952,828)	151,544	3,153,634
Unrealized (losses) gains on available-for-sale securities, net	(14,072,595)	(6,424,496)	6,312,051

Other comprehensive (loss) income, before tax	(19,025,423)	(6,272,952)	9,465,685

(Benefit) expense for income taxes related to components of other comprehensive (loss) income	(2,955,245)	(1,349,144)	1,325,530

Other comprehensive (loss) income, net of tax	(16,070,178)	(4,923,808)	8,140,155

Comprehensive income	$302,687,174	$355,873,424	$355,703,776

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2020	251,277,515	$15,076,651	$807,928,139	$1,116,372,133	$(1,289,103)	$1,938,087,820
Issuance of common stock from stock plan transactions	2,897,689	173,861	41,629,779	—	—	41,803,640
Issuance of common stock related to acquisitions	163,718	9,823	3,549,406	—	—	3,559,229
Repurchases of common stock	(10,646,053)	(638,763)	(31,133,143)	(256,708,600)	—	(288,480,506)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	30,797,327	—	—	30,797,327
Dividends declared ($0.48 per share)	—	—	—	(117,528,158)	—	(117,528,158)
Net income	—	—	—	347,563,621	—	347,563,621
Other comprehensive income	—	—	—	—	8,140,155	8,140,155
BALANCE AS OF DECEMBER 31, 2020	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	2,343,169	140,590	29,668,197	—	—	29,808,787
Repurchases of common stock	(9,595,198)	(575,712)	(30,447,965)	(293,619,458)	—	(324,643,135)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	27,421,645	—	—	27,421,645
Dividends declared ($0.48 per share)	—	—	—	(114,415,382)	—	(114,415,382)
Net income	—	—	—	360,797,232	—	360,797,232
Other comprehensive loss	—	—	—	—	(4,923,808)	(4,923,808)
BALANCE AS OF DECEMBER 31, 2021	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	1,606,965	96,418	16,505,856	—	—	16,602,274
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	(4,040,903)	(242,454)	(13,638,790)	(100,013,126)	—	(113,894,370)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	30,228,606	—	—	30,228,606
Dividends declared ($0.48 per share)	—	—	—	(112,819,342)	—	(112,819,342)
Net income	—	—	—	318,757,352	—	318,757,352
Other comprehensive loss	—	—	—	—	(16,070,178)	(16,070,178)
BALANCE AS OF DECEMBER 31, 2022	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,757,352	$360,797,232	$347,563,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,568,443	99,112,019	104,739,900
Gain on disposal of assets	(70,736)	(488,750)	(311,510)
Loss on disposal of assets	28,424	230,933	162,553
Gain on sale of investments and equity method investment income	(392,040)	(1,379,538)	(3,163,164)
Loss on sale of investments and equity method investment losses	2,104,907	307,490	1,064,508
Deferred income taxes	(17,777,777)	(41,694,751)	(15,419,722)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	30,228,606	27,421,645	30,797,327
Change in operating assets and liabilities:
Accounts receivable	(26,698,846)	35,135,429	(49,290,457)
Inventories	(88,092,828)	(89,975,599)	22,725,798
Prepaid expenses and other	(28,788,331)	(20,241,994)	10,493,993
Accounts payable	37,423,488	7,266,309	(12,854,038)
Accrued liabilities	14,909,867	(14,322,863)	27,982,962
Net cash flows from operating activities	338,200,529	362,167,562	464,491,771
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	37,429,595	56,237,427	24,455,695
Maturities and calls	3,500,000	27,690,000	142,547,368
Purchases	(30,107,379)	(113,204,199)	(73,719,189)
Purchase of equity method investments	(33,830,274)	—	—
Plant and equipment additions	(146,433,123)	(68,835,047)	(51,706,541)
Proceeds from sale of plant and equipment	313,917	2,577,855	383,429
Acquisition of businesses, net of cash acquired	—	(12,071,546)	(11,216,927)
Increase in other assets	(3,611,244)	(5,501,445)	(4,327,398)
Net cash (used for) from investing activities	(172,738,508)	(113,106,955)	26,416,437
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Proceeds from borrowings on Credit Agreement	—	—	75,000,000
Repayment of borrowings on Credit Agreement	—	—	(75,000,000)
Issuance of common stock from stock plan transactions	16,602,274	29,808,787	41,803,640
Cash dividends paid	(113,091,921)	(115,285,625)	(117,181,928)
Repurchases of common stock	(112,529,406)	(324,643,135)	(288,480,506)
Net cash used for financing activities	(209,019,053)	(410,119,973)	(363,858,794)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(43,557,032)	(161,059,366)	127,049,414

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, Beginning of year	262,311,670	423,371,036	296,321,622

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, End of year	$218,754,638	$262,311,670	$423,371,036
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
Allowance For Doubtful Accounts

The Company reviews a monthly aging report of all accounts receivable balances starting with invoices outstanding over sixty days. In addition, the Company monitors information about its customers through a variety of sources including the media, and information obtained through ongoing interaction between Company personnel and the customer. Based on the evaluation of the above information, the Company estimates its allowances related to customer receivables on historical credit and collections experience, customers current financial condition and the specific identification of other potential problems, including the economic climate and impact the supply chain constraints has had on specific customers. Actual collections can differ, requiring adjustments to the allowances, but historically such adjustments have not been material.
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2022:
Allowance for Doubtful Accounts	$3,176,205	$—	$(209,110)	$2,967,095
Year Ended December 31, 2021:
Allowance for Doubtful Accounts	$3,464,747	$—	$(288,542)	$3,176,205
Year Ended December 31, 2020:
Allowance for Doubtful Accounts	$2,451,293	$1,000,000	$13,454	$3,464,747

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

The Company also periodically makes technology investments in certain non-consolidated third parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), is included within Other Income (Loss) in the Company's consolidated statement of income using the equity method of accounting. These equity method investments, over which the Company exercises significant influence, totaled approximately $48.4 million as of December 31, 2022 (including approximately $11.1 million of investments accounted for under ASC 321, Investments - Equity Securities, as of December 31, 2021, for which the Company obtained significant influence during 2022). On June 3, 2022, the Company obtained an approximate 20% equity share in GreenMarbles for $20.0 million, in addition to an issuance of $5.0 million worth of common stock. GreenMarbles is a leading provider of sustainable solutions for integration into properties. The Company did not have equity method investments as of December 31, 2021. These investments are classified within Equity Method Investments in the consolidated balance sheets as of December 31, 2022.

The Company has made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321. These equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, are then held at cost. These technology investments totaled $17.1 million and $16.8 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, $3.8 million of these investments are classified within Short-Term Investments in the consolidated balance sheets. $13.3 million and $16.8 million of these investments are classified within Long-Term Investments in the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2022 and December 31, 2021:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$214,754,638	$214,754,638	$—	$—
Restricted Cash	4,000,000	$4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,736,163	$1,736,163	—	—
Corporate Bonds	5,473,341	—	5,473,341	—
Government Securities	4,423,041	—	4,423,041	—
Municipal Bonds	5,174,773	—	5,174,773	—
Other	2,347,602	1,093,602	1,254,000	—
Long-Term Investments:
Asset-backed Securities	18,829,696	—	18,829,696	—
Certificate of Deposit	238,925	238,925	—	—
Corporate Bonds	36,310,477	—	36,310,477	—
Government Securities	36,532,634	—	36,532,634	—
Municipal Bonds	48,430,166	—	48,430,166
Common Stock	293,300	293,300	—	—
Total	$378,544,756	$222,116,628	$156,428,128	$—

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2021	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$262,311,670	$262,311,670	$—	$—
Short-Term Investments:
Certificate of Deposit	1,507,770	1,507,770	—	—
Corporate Bonds	2,018,440	—	2,018,440	—
Other	1,897,402	1,897,402	—	—
Long-Term Investments:
Asset-backed Securities	25,799,513	—	25,799,513	—
Certificate of Deposit	2,056,710	2,056,710		—
Corporate Bonds	40,354,929	—	40,354,929	—
Government Securities	47,944,036	—	47,944,036	—
Municipal Bonds	74,720,480	—	74,720,480	—
Total	$458,610,950	$267,773,552	$190,837,398	$—
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2022 and 2021:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2022	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,256	$—	$(14,093)	$1,736,163
Corporate Bonds	5,571,417	—	(98,076)	5,473,341
Government Securities	4,476,613	—	(53,572)	4,423,041
Municipal Bonds	5,223,500	—	(48,727)	5,174,773
Other	2,347,602	—	—	2,347,602
Long-Term Investments:
Asset-backed Securities	19,151,229	—	(321,533)	18,829,696
Certificate of Deposit	250,000	—	(11,075)	238,925
Corporate Bonds	40,410,206	—	(4,099,729)	36,310,477
Government Securities	39,637,461	—	(3,104,827)	36,532,634
Municipal Bonds	53,476,883	235,713	(5,282,430)	48,430,166
Common Stock	292,638	662	—	293,300
Total	$172,587,805	$236,375	$(13,034,062)	$159,790,118

	Unrealized
2021	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,500,543	$7,227	$—	$1,507,770
Corporate Bonds	1,994,639	23,801	—	2,018,440
Other	1,897,402	—	—	1,897,402
Long-Term Investments:
Asset-backed Securities	26,352,630	34,771	(587,888)	25,799,513
Certificate of Deposit	2,001,714	54,996	—	2,056,710
Corporate Bonds	40,716,866	168,416	(530,353)	40,354,929
Government Securities	48,385,672	55,939	(497,575)	47,944,036
Municipal Bonds	72,175,568	2,747,964	(203,052)	74,720,480
Total	$195,025,034	$3,093,114	$(1,818,868)	$196,299,280

Unrealized losses on investments as of December 31, 2022 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,816,103	$77,701,146
Greater than one year	8,217,959	76,643,586
Total	$13,034,062	$154,344,732
Unrealized losses on investments as of December 31, 2021 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$1,244,053	$94,417,123
Greater than one year	574,815	6,875,230
Total	$1,818,868	$101,292,353

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2022 and 2021.
Fixed income securities as of December 31, 2022, have contractual maturities as follows:

Due within one year	$16,807,318
Due between one and five years	103,712,406
Due over five years	36,629,492
$157,149,216
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2022 and 2021.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of first-in, first-out (FIFO) cost or net realizable value. Inventories consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Raw materials	$304,184,004	$235,014,277
Work-in-process	45,512,275	34,032,164
Finished goods	54,663,991	47,221,001
Total Inventory	$404,360,270	$316,267,442
Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $10.0 million and $10.9 million at December 31, 2022 and 2021, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $74.9 million, $76.8 million and $82.4 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, 2021 and 2020, capital expenditures recorded in accounts payable totaled $14.6 million, $9.8 million and $4.8 million, respectively.
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

Indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management's judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the consolidated financial statements. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that an intangible asset's fair value is less than its carrying amount. If not, no further impairment testing over the indefinite lived intangible assets is performed. The

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
indefinite lived intangible assets were not impaired as a result of the annual test prepared by management for either period presented.

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

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2022.

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services when it transfers those goods or services to customers. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables. The Company generally receives purchase orders from customers on an annual basis in the ordinary course of business. Typically, such purchase orders provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in such annual purchase orders.
As part of certain agreements, entered into in the ordinary course of business, the Company is asked to provide customers with annual price reductions. Such amounts are subject to estimate and are accrued as a reduction of revenue as products are shipped to those customers. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. In addition, the Company has ongoing adjustments to our pricing arrangements with customers based on the related content, the cost of Company products and other commercial factors. Such pricing accruals are adjusted as they are settled with customers. Refer to Note 11, "Revenue", for further information.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $3.3 million, $1.8 million and $2.0 million, in 2022, 2021 and 2020, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $27.9 million, $24.2 million and $22.6 million, in 2022, 2021 and 2020, respectively.
Self-Insurance
The Company is self-insured for a portion of its risk on workers’ compensation and employee medical costs. The arrangements provide for stop loss insurance to manage the Company’s risk. Such costs are accrued based on known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
process is subjective, and to the extent that future results differ from original estimates, adjustments to recorded accruals may be necessary.
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2022, 2021 and 2020. The Company does not offer extended warranties on its products.
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
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Patents and other assets" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2022 was 2 years, with a weighted average discount rate of 5.2%. Future minimum lease payments for operating leases are as follows:

Year ending December 31,

2023	$1,429,526
2024	547,870
2025	184,470
2026	37,375
Thereafter	978
Total future minimum lease payments	$2,200,219
Less imputed interest	(50,718)
Total	$2,149,501

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2022	2021	2020
Basic Earnings Per Share
Net Income	$318,757,352	$360,797,232	$347,563,621
Less: Allocated to participating securities	4,875,057	5,591,992	4,964,928
Net Income available to common shareholders	$313,882,295	$355,205,240	$342,598,693

Basic weighted average shares outstanding	230,825,293	235,526,911	242,599,923
Net Income per share - Basic	$1.36	$1.51	$1.41

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$313,882,295	$355,205,240	$342,598,693
Reallocation of undistributed earnings	5,299	17,014	14,232
Net Income available to common shareholders — Diluted	$313,887,594	$355,222,254	$342,612,925

Number of shares used in basic computation	230,825,293	235,526,911	242,599,923
Additional weighted average dilutive common stock equivalents	394,196	1,077,103	1,082,069
Diluted weighted average shares outstanding	231,219,489	236,604,014	243,681,992

Net income per share — Diluted	$1.36	$1.50	$1.41
For the years ended December 31, 2022, 2021 and 2020, 1,842,602 shares, 200,037 shares, and 403,071 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain investments and foreign currency translation adjustments that are further detailed in Note 9, "Comprehensive Income", for more information.
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
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5, "Stock-Based Compensation Plans", the Company provides, or has provided, compensation benefits under an omnibus incentive plan, two other stock option plans, another restricted stock plan, and two employee stock purchase plans. The Company utilizes the Black-Scholes model to estimate the value of the stock options, which requires the input of assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”) and (d) expected dividends. Changes in the assumptions can materially

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the consolidated statements of operations.
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

The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2022 and 2021, there were no outstanding balances on the Revolver. The Revolver expires on October 15, 2023.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of December 31, 2022, the Company was in compliance with its covenants under the Credit Agreement.

On February 21, 2023, the Company entered into an amended and restated credit agreement ("Amended Credit Agreement") that provided for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolving Credit Facility") that matures on February 21, 2026, replacing in its entirety the Company's prior $150.0 million Revolver scheduled to mature on October 15, 2023. Included in the Revolving Credit Facility is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolving Credit Facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Amended Credit Agreement.

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
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2022, 2021 and 2020. The components of the provision for income taxes are as follows:

	2022	2021	2020
Currently payable:
Federal	$62,670,986	$89,507,896	$67,606,617
State	4,310,783	5,642,926	10,180,218
Foreign	1,761,732	2,098,433	1,882,195
Total	68,743,501	97,249,255	79,669,030
Deferred income tax benefit:
Primarily federal	(17,777,777)	(41,694,751)	(15,419,722)
Provision for income taxes	$50,965,724	$55,554,504	$64,249,308
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.9	0.7	2.1
Research tax credit	(1.8)	(1.0)	(1.4)
(Decrease) Increase in reserve for uncertain tax provisions	(0.2)	0.1	(0.1)
Non-deductible executive compensation	0.3	0.1	—
Non-deductible expenses	0.3	—	0.1
Foreign tax credit	(0.3)	(0.2)	(0.1)
Foreign derived intangible income deduction	(6.2)	(6.3)	(5.2)
Stock compensation	(0.6)	(1.3)	(1.0)
Other	0.4	0.2	0.2
Effective income tax rate	13.8%	13.3%	15.6%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2022 and 2021, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued

	December 31,
	2022	2021
Assets:
Accruals not currently deductible	$9,778,184	$12,823,493
Research and development costs	58,501,232	49,099,538
Stock based compensation	14,670,250	13,707,737
Other	4,722,513	2,118,484
Total deferred income tax assets	$87,672,179	$77,749,252
Liabilities:
Excess tax over book depreciation	$(3,460,485)	$(20,728,577)
Goodwill	(42,580,026)	(37,999,022)
Intangible assets	(13,268,772)	(11,718,904)
Other	(2,834,196)	(2,507,071)
Total deferred income tax liabilities	$(62,143,479)	$(72,953,574)
Net deferred income taxes	$25,528,700	$4,795,678

Net operating loss carryforwards with no expiration totaling $7.7 million are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Income taxes paid in cash were approximately $35.2 million, $105.8 million and $61.9 million in 2022, 2021 and 2020, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Beginning of year	$5,275,000	$4,864,000	$6,392,000
Additions based on tax positions related to the current year	951,000	1,023,000	918,000
Additions for tax positions in prior years	353,000	364,000	770,000
Reductions for tax positions in prior years	(26,000)	(51,000)	(2,907,000)
Reductions as a result of a lapse of the applicable statute of limitations	(1,923,000)	(925,000)	(309,000)
End of year	$4,630,000	$5,275,000	$4,864,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $379,000, $605,000, and $577,000 for interest as of December 31, 2022, 2021, and 2020, respectively. Interest expensed during 2022, 2021 and 2020 was not considered significant.
The Company is also subject to periodic and routine audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit, new positions taken on income tax returns, settlement of tax positions and the closing of statute of limitations. It is not expected that any change will be material to the Company’s consolidated financial statements.
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2022, 2021 and 2020 the Company’s contributions were approximately $12.9 million, $9.0 million and $8.9 million, respectively. The increase in the Company's matching contributions in 2022 was due to changes, approved by the Company's Board of Directors, to the rate of Company match as well as increased participation in the plan. The increase in 2021 was due to increased employee participation in the plan.
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

Participants may elect, on a pre-tax basis, to defer receipt of compensation by making an election in accordance with the terms of the Deferred Compensation Plan. Participants are immediately vested in their own deferrals and related earnings. The Company may, but is not required, to match participant deferrals. Participants are generally vested in any such matching contributions 50% after two years, but before three years, of service and 100% after three years of service. A participant's vested credit balance under the Deferred Compensation Plan will generally be paid on the earliest to occur of: a separation from service; a fixed date or event; a change of control; or a plan termination. Subject to applicable rules, a participant can elect whether to receive his or her vested credit balance in a lump sum on the relevant payment date or in installments thereafter.

The deferrals are held in a separate irrevocable rabbi trust ("the Rabbi Trust"), which has been established pursuant to the Deferred Compensation Plan. The Rabbi Trust is intended to be used to hold funds, including matching contributions. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company also makes periodic payments into company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. At December 31, 2022, total assets held by the trustee were $5.6 million and recorded in Other Assets and an associated liability of $5.3 million and recorded in Other Non-Current Liabilities in the Company's consolidated balance sheets. The $5.6 million of assets held by the trustee is invested in company-owned life insurance policies.

(5)STOCK-BASED COMPENSATION PLANS

At December 31, 2022, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
"Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2022, 20,214,522 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,355,326	1.00	4,355,326
Restricted Stock	3,345,868	4.06	13,584,224
Performance Shares	560,338	4.06	2,274,972
Total	8,261,532		20,214,522
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 4,355,326 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,689,869 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2022. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2022	2021	2020
Dividend yield (1)	1.8%	1.8%	2.0%
Expected volatility (2)	28.8%	27.6%	27.5%
Risk-free interest rate (3)	3.4%	1.3%	0.3%
Expected term of options (in years) (4)	4.2	4.1	4.2
Weighted-average grant-date fair value	$6.42	$6.59	$4.83
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
As of December 31, 2022, there was $9,148,306 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.03 years. Stock option expense for the years ended December 31, 2022, 2021 and 2020 was $6,302,581, $5,780,959, and $4,935,527 respectively.
A summary of the status of the Company’s stock option plans at December 31, 2022, 2021 and 2020, and changes during the same periods are presented in the tables below.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2022
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,535	$27
Granted	1,219	27
Exercised	(530)	21		$4,065
Forfeited	(352)	28
Outstanding at End of Year	4,872	28	3.1 years	$8,928
Exercisable at End of Year	1,960	$26	2.4 years	$5,864

	2021
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,533	$23
Granted	1,434	34
Exercised	(1,184)	20		$17,289
Forfeited	(248)	27
Outstanding at End of Year	4,535	27	3.4 years	$35,283
Exercisable at End of Year	1,380	$23	2.5 years	$16,433

	2020
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	5,435	$20
Granted	1,571	26
Exercised	(2,077)	18		$23,861
Forfeited	(396)	22
Outstanding at End of Year	4,533	23	3.4 years	$48,501
Exercisable at End of Year	1,358	$20	2.3 years	$18,334

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2022, 2021, and 2020, are presented in the table below:

	2022		2021		2020
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	3,156	$5	3,175	$5	3,575	$4
Granted	1,219	6	1,434	7	1,571	5
Vested	(1,153)	4	(1,212)	4	(1,585)	4
Forfeited	(309)	6	(241)	5	(386)	4
Nonvested Stock Options at End of Year	2,913	$6	3,156	$5	3,175	$5

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 3,345,868 shares under the 2019 Omnibus Plan and 5,630,019 shares under the prior plan (prior to its replacement) as of December 31, 2022, and has 3,774,093 shares outstanding under such plans.

	2022		2021		2020
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	119,849	23.84 - 29.89	24,634	32.98 - 34.37	42,074	22.16 - 26.94
2 Year	82,538	23.84 - 29.17	—	-	21,669	23.88 - 26.94
3 Years	261,493	23.84 - 30.85	606,853	32.98 - 35.67	119,504	23.88 - 31.08
4 Years	260,149	23.84 - 29.17	309,955	32.98 - 35.67	479,346	20.68 - 28.98
5 Years	225,060	23.84 - 29.17	157,169	32.98 - 35.67	170,355	20.68 - 28.98
	949,089	$23.84 - 30.85	1,098,611	$32.98 - 35.67	832,948	$20.68 - 31.08
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2022, 2021, and 2020, are presented in the table below:

	2022	2021	2020
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,760	3,599	3,315
Granted	949	1,099	833
Vested	(935)	(759)	(303)
Forfeited	(221)	(179)	(246)
Nonvested, End of Year	3,553	3,760	3,599
As of December 31, 2022, there was unearned stock-based compensation of $43,947,853 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense related to restricted stock for the years ended December 31, 2022, 2021 and 2020 was $21,773,179, $19,304,013, and $20,675,447 respectively.
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2022, the Company had unearned stock-based compensation of $5,113,300 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to performance share grants for the years ended December 31, 2022, 2021, and 2020 was $1,246,369, $1,573,831, and $4,424,678, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Employee Stock Purchase Plan
Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock, which was approved by shareholders including amendments thereto. In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders, replacing the above referenced prior plan effective July 1, 2022. Under such plans, the Company sold or sells shares at 85% of the stock’s market price at the date of purchase. In accordance with ASC 718, the 15% discounted value is recognized as compensation expense.
Compensation expense related to the employee stock purchase plans for the years ended December 31, 2022, 2021, and 2020 was $906,478, $713,912, and $810,605, respectively. The following table summarizes shares sold to employees under the 2022 and prior plan in the years ended December 31, 2022, 2021 and 2020:

Plan	2022	2021	2020	Cumulative Shares Issued	Weighted Average Fair Value 2022
2022 Employee Stock Purchase Plan	94,111	—	—	94,111	$25.55
Prior Employee Stock Purchase Plan	126,101	143,892	208,273	1,624,122	$28.71

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
On February 7, 2023, the SEC announced that it has accepted an Offer of Settlement submitted by the Company and its current Chief Financial Officer Kevin Nash. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Company and Nash have consented to the entry of an administrative civil cease-and-desist order by the SEC (the “Order”) with respect to certain violations of the federal securities laws in the third quarter of 2015 through the second quarter of 2018 (the “Relevant Period”). The Company agreed to pay a civil monetary penalty of $4.0 million, which was fully accrued by the Company in the second and third quarters of 2022. Nash agreed to pay a civil monetary penalty of $75,000.
The Company had $4.0 million of restricted cash as of December 31, 2022 in escrow, pending the finalization of the settlement agreement with the SEC, which occurred on February 7, 2023.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

	2022	2021	2020
Revenue:
Automotive Products
United States	$579,531,611	$542,690,346	$519,337,271
Germany	266,498,398	234,994,551	228,652,827
Japan	234,888,653	211,417,475	216,100,530
Mexico	121,553,711	111,761,245	127,157,684
Other Countries	672,270,085	596,324,417	556,949,831
Other	44,215,585	33,981,895	39,991,262
Total	$1,918,958,043	$1,731,169,929	$1,688,189,405
Income (Loss) from Operations:
Automotive Products	$372,490,748	$414,185,075	$393,979,860
Other	(2,484,622)	(4,403,097)	5,576,232
Total	$370,006,126	$409,781,978	$399,556,092
Assets:
Automotive Products	$1,670,634,277	$1,495,298,453	$1,436,374,596
Other	43,025,905	34,760,744	33,317,668
Corporate	613,569,742	601,331,969	728,248,906
Total	$2,327,229,924	$2,131,391,166	$2,197,941,170
Depreciation & Amortization:
Automotive Products	$90,030,087	$92,516,347	$97,530,191
Other	1,056,510	913,451	689,894
Corporate	5,481,846	5,682,221	6,519,815
Total	$96,568,443	$99,112,019	$104,739,900
Capital Expenditures:
Automotive Products	$141,166,506	$58,415,887	$34,926,686
Other	2,356,910	1,467,962	1,470,705
Corporate	2,909,707	8,951,198	15,309,150
Total	$146,433,123	$68,835,047	$51,706,541
Other includes Dimmable Aircraft Windows, Fire Protection Products, and Nanofiber. Major product line revenues included within the Automotive Products segment are as follows:

	2022	2021	2020
Automotive Products
Automotive Mirrors	$1,742,196,401	$1,563,424,443	$1,520,628,604
HomeLink® Modules*	132,546,057	133,763,591	127,569,539
Total Automotive Products	$1,874,742,458	$1,697,188,034	$1,648,198,143

Other Products Revenue	$44,215,585	$33,981,895	$39,991,262

Total Revenue	$1,918,958,043	$1,731,169,929	$1,688,189,405
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Canada, Hungary, China, and the United Kingdom, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2022, 2021 and 2020, approximately 7%, 8% and 7% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2022, the Company had three automotive customers (including direct sales to original equipment manufacturer ("OEM") customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors
2022	16%	13%	10%
2021	15%	13%	11%
2020	14%	14%	12%
.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	First		Second		Third		Fourth
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales	$468,251	$483,725	$463,423	$428,005	$493,637	$399,599	$493,648	$419,841
Gross Profit	160,412	183,300	148,367	151,597	147,201	140,900	153,834	143,911
Operating Income	103,306	133,734	85,791	99,925	86,792	88,165	94,118	87,959
Net Income	87,529	113,451	72,404	86,506	72,656	76,661	86,168	84,179
Earnings Per Share (Basic)(1)	$0.37	$0.47	$0.31	$0.36	$0.31	$0.32	$0.37	$0.36
Earnings Per Share (Diluted)(1)	$0.37	$0.46	$0.31	$0.36	$0.31	$0.32	$0.37	$0.35
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Years ended December 31,
	2022	2021	2020
Foreign currency translation adjustments:
Balance at beginning of period	$920,589	$769,045	$(2,384,589)
Other comprehensive income (loss) before reclassifications	(4,952,828)	151,544	3,153,634
Net current-period change	(4,952,828)	151,544	3,153,634
Balance at end of period	(4,032,239)	920,589	769,045
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	1,006,655	6,082,007	1,095,486
Other comprehensive income before reclassifications	(12,470,515)	(4,228,434)	6,644,459
Amounts reclassified from accumulated other comprehensive income	1,353,165	(846,918)	(1,657,938)
Net current-period change	(11,117,350)	(5,075,352)	4,986,521
Balance at end of period	(10,110,695)	1,006,655	6,082,007

Accumulated other comprehensive (loss) income, end of period	$(14,142,934)	$1,927,244	$6,851,052
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2022, 2021 and 2020:

Details about Accumulated Other Comprehensive Income Components				Affected Line item in the Statement of Consolidated Income
	For the Years ended December 31,
	2022	2021	2020
Unrealized gains on available-for-sale debt securities
Realized gain on sale of securities	$(1,712,867)	$1,072,048	$2,098,656	Other income, net
Provision for income taxes	359,702	(225,130)	(440,718)	Provision for Income Taxes
Total reclassifications for the period	$(1,353,165)	$846,918	$1,657,938	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of: $307.4 million related to the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. Refer to Note 12, "Acquisitions", for further information on the Guardian acquisition. The carrying value of Goodwill as of December 31, 2022 and December 31, 2021 was $313.8 million and $314.0 million, respectively, as set forth in the table below.

Carrying Amount
Balance as of December 31, 2021	$313,960,209
Acquisitions	—
Divestitures	—
Impairments	—
Other	(152,715)
Balance as of December 31, 2022	$313,807,494

The Company reviews goodwill and IPR&D for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performed a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit or intangible asset's fair value is less than its carrying amount. Based on this test, the Company determined they were not and that no additional impairment testing was needed. The Company has not recognized any impairment of goodwill or IPR&D in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macro-economic conditions. No such events or circumstances, including supply chain disruptions and electronics components shortage, that might negatively impact the key assumptions were observed in 2022 and, as such, nothing indicated the need for interim impairment testing.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2022 and December 31, 2021.

As of December 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(138,750,000)	41,250,000	12 years
Existing Customer Platforms	43,000,000	(39,775,000)	3,225,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total other identifiable intangible assets	$397,885,910	$(178,525,000)	$219,360,910

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

Accumulated amortization on patents and intangible assets was approximately $206.3 million and $185.7 million at December 31, 2022 and 2021, respectively. Amortization expense on patents and other intangible assets was approximately $21.7 million, $22.2 million, and $22.4 million in calendar years 2022, 2021 and 2019, respectively. At December 31, 2022, patents had a weighted average amortized life of 11 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets to be approximately: $20 million for the year ended December 31, 2023; $16 million for the year ended December 31, 2024; $13 million for the year ended December 31, 2025; and $12 million for the years ended December 31, 2026 and December 31, 2027.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)    REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the years ended December 31, 2022, 2021, and 2020:

	For the Years ended December 31,
Revenue	2022	2021	2020
Automotive Products
U.S.	$579,531,611	$542,690,346	$519,337,271
Germany	266,498,398	234,994,551	228,652,827
Japan	234,888,653	211,417,475	216,100,530
Mexico	121,553,711	111,761,245	127,157,684
Other	672,270,085	596,324,417	556,949,831
Total Automotive Products	$1,874,742,458	$1,697,188,034	$1,648,198,143
Other Products (U.S.)	44,215,585	33,981,895	39,991,262
Total Revenue	$1,918,958,043	$1,731,169,929	$1,688,189,405

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
Revenue	2022	2021	2020
Automotive Segment
Automotive Mirrors & Electronics	$1,742,196,401	$1,563,424,443	$1,520,628,604
HomeLink Modules*	132,546,057	133,763,591	127,569,539
Total Automotive Products	$1,874,742,458	$1,697,188,034	$1,648,198,143

Other Segment
Fire Protection Products	$38,238,092	$25,048,697	$22,716,985
Windows Products	5,977,493	8,914,798	17,274,277
Nanofiber Products	—	18,400	—
Total Other	$44,215,585	$33,981,895	$39,991,262

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. The Company generally receives payment equal to the price that applies at the time of invoice for most automotive product sales. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration, which is estimated based on the then most likely price amount. Payment terms on automotive part sales to customers range from 15 days to 90 days. Estimated revenue is adjusted at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed.

HomeLink® Modules

The Company manufactures and sells HomeLink® Modules individually, as well as in combination with the automotive mirrors and other advanced features, as described above. For the majority of automotive products, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer.

Other Segment

Dimmable Aircraft Windows

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(13)    SUBSEQUENT EVENTS

On February 21, 2023, the Company entered into the Amended Credit Agreement that provided for, among other things, a three-year unsecured Revolving Credit Facility with a borrowing capacity of up to $250.0 million that matures on February 21, 2026, replacing in its entirety the Company's prior $150.0 million Revolver scheduled to mature on October 15, 2023. Included in the Revolving Credit Facility is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolving Credit Facility for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants as defined in the Amended Credit Agreement.

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

*10.14
Amended Credit Agreement by Gentex Corporation as the Borrower, the Guarantors from Time to Time Party Hereto, and the Lenders Party Hereto, and PNC, National Association as Administrative Agent, dated as of February 21, 2023, filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2023.

*10.15	Gentex Corporation 2019 Omnibus Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.16	Israeli Appendix to the Gentex Corporation 2019 Omnibus Incentive Plan filed as an exhibit to Registrant's Form 10-K dated February 22, 2021

*10.17	Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K dated February 22, 2019

*10.18	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2019.

*10.19	Specimen form of Restricted Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 22,2019.

*10.20
Gentex Corporation Executive Deferred Compensation Plan dated as of May 1, 2019 was filed as an exhibit to Registrant's Report on Form 10-Q dated May 3, 2019, and is hereby incorporated herein by reference.

*10.21
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

*10.23
Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as exhibit to Registrant's Report on Form 10-K filed February 23, 2022, and is hereby incorporated herein by reference.

*10.24	2022 Gentex Corporation Employee Stock Purchase Plan was included in Registrant's Proxy Statement filed with the Commission on August 5, 2022, and is incorporated herein by reference.

*10.25	Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as an exhibit to Registrant's Report on Form 10-K filed February 22, 2023.

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 *Indicates a compensatory plan or arrangement.