Form 10-Q
period 2023-03-31
GENTEX CORP
filed 2023-05-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 28, 2023
Common Stock, $.06 Par Value	233,702,848

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2023
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 and December 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,452,160	$214,754,638
Restricted Cash	4,000,000	4,000,000
Short-term investments	25,635,492	23,007,385
Accounts receivable, net	332,867,128	276,493,752
Inventories	401,769,976	404,360,270
Prepaid expenses and other	25,316,437	26,036,331
Total current assets	1,005,041,193	948,652,376

PLANT AND EQUIPMENT—NET	575,276,023	550,033,036

OTHER ASSETS
Goodwill	313,686,026	313,807,494
Long-term investments	229,398,824	202,331,983
Intangible assets, net	214,535,910	219,360,910
Deferred tax asset	23,795,400	25,528,700
Patents and other assets, net	71,614,459	67,515,425
Total other assets	853,030,619	828,544,512
Total assets	$2,433,347,835	$2,327,229,924

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$166,922,435	$151,740,046
Accrued liabilities	130,108,297	98,812,706
Total current liabilities	297,030,732	250,552,752

OTHER NON-CURRENT LIABILITIES	13,061,457	10,884,351

Total liabilities	310,092,189	261,437,103

SHAREHOLDERS’ INVESTMENT
Common stock	14,023,563	14,050,160
Additional paid-in capital	928,284,890	917,499,323
Retained earnings	1,193,171,690	1,148,386,272
Accumulated other comprehensive loss	(12,224,497)	(14,142,934)
Total shareholders’ investment	2,123,255,646	2,065,792,821
Total liabilities and shareholders’ investment	$2,433,347,835	$2,327,229,924

Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
NET SALES	$550,761,311	$468,250,776

COST OF GOODS SOLD	376,024,080	307,838,816
Gross profit	174,737,231	160,411,960

OPERATING EXPENSES:
Engineering, research and development	34,653,747	31,974,987
Selling, general & administrative	26,832,837	25,131,068
Total operating expenses	61,486,584	57,106,055

Income from operations	113,250,647	103,305,905

OTHER INCOME (LOSS)
Investment income	2,939,195	788,316
Other loss, net	(194,740)	(798,810)
Total other income (loss)	2,744,455	(10,494)

INCOME BEFORE PROVISION FOR INCOME TAXES	115,995,102	103,295,411

PROVISION FOR INCOME TAXES	18,416,841	15,766,785

NET INCOME	$97,578,261	$87,528,626

EARNINGS PER SHARE: (1)
Basic	$0.42	$0.37
Diluted	$0.42	$0.37

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Net income	$97,578,261	$87,528,626

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(121,167)	(896,420)
Unrealized gains (losses) on debt securities, net	2,581,777	(7,795,230)

Other comprehensive income (loss), before tax	2,460,610	(8,691,650)

Income tax impact related to components of other comprehensive income (loss)	542,173	(1,636,998)

Other comprehensive income (loss), net of tax	1,918,437	(7,054,652)

Comprehensive income	$99,496,698	$80,473,974

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	603,636	36,218	5,919,804	—	—	5,956,022
Repurchases of common stock	(1,046,926)	(62,815)	(3,653,772)	(24,746,045)	—	(28,462,632)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,519,535	—	—	8,519,535
Dividends declared ($0.12 per share)	—	—	—	(28,046,798)	—	(28,046,798)
Net income	—	—	—	97,578,261	—	97,578,261
Other comprehensive income	—	—	—	—	1,918,437	1,918,437
BALANCE AS OF MARCH 31, 2023	233,726,045	$14,023,563	$928,284,890	$1,193,171,690	$(12,224,497)	$2,123,255,646

BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	476,688	28,601	3,295,546	—	—	3,324,147
Repurchases of common stock	(2,440,190)	(146,411)	(8,125,830)	(62,979,781)	—	(71,252,022)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	6,788,337	—	—	6,788,337
Dividends declared ($0.12 per share)	—	—	—	(28,354,003)	—	(28,354,003)
Net income	—	—	—	87,528,626	—	87,528,626
Other comprehensive loss	—	—	—	—	(7,054,652)	(7,054,652)
BALANCE AS OF MARCH 31, 2022	234,477,338	$14,068,640	$881,371,438	$1,038,656,230	$(5,127,408)	$1,928,968,900

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,578,261	$87,528,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,041,648	24,711,500
(Gain) on disposal of assets	(106,743)	(33,982)
Loss on disposal of assets	41,843	11,067
(Gain) on sale of investments and equity method investment income	(1,199,707)	(367,879)
Loss on sale of investments and equity method investment losses	1,671,583	704,214
Change in deferred income taxes	141,959	—
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	8,519,535	6,788,337
Change in operating assets and liabilities:
Accounts receivable, net	(56,373,376)	(31,666,772)
Inventories	2,590,294	(46,469,079)
Prepaid expenses and other	(629,502)	16,082,077
Accounts payable	11,112,425	42,968,193
Accrued liabilities, excluding dividends declared	33,525,890	15,702,241
Net cash provided by operating activities	120,914,110	115,958,543

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	3,128,110	37,158,611
Maturities and calls	1,465,000	1,000,000
Purchases	(32,178,155)	(15,889,063)
Plant and equipment additions	(42,819,075)	(23,892,169)
Proceeds from sale of plant and equipment	118,410	33,740
Increase in other assets	(2,110,935)	(455,419)
Net cash used for investing activities	(72,396,645)	(2,044,300)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	5,956,022	3,324,147
Cash dividends paid	(28,099,993)	(28,589,625)
Repurchases of common stock	(25,675,972)	(71,252,022)
Net cash used for financing activities	(47,819,943)	(96,517,500)

NET INCREASE IN CASH AND CASH EQUIVALENTS	697,522	17,396,743

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	218,754,638	262,311,670

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$219,452,160	$279,708,413

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2022 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both March 31, 2023 and December 31, 2022 was $313.7 million and $313.8 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2022	$313,807,494
Acquisitions	—
Divestitures	—
Impairments	—
Other	(121,468)
Balance as of March 31, 2023	$313,686,026

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of component shortages, supply chain constraints, inflation, and labor shortages were again considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2023:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,619,268	$(28,072,946)	$12,546,322	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(142,500,000)	37,500,000	12 years
Existing Customer Platforms	43,000,000	(40,850,000)	2,150,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(183,350,000)	$214,535,910

Total Patents & Other Intangible Assets	$438,505,178	$(211,422,946)	$227,082,232

As of December 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,653,851	$(27,820,383)	$12,833,468	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(138,750,000)	41,250,000	12 years
Existing Customer Platforms	43,000,000	(39,775,000)	3,225,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(178,525,000)	$219,360,910

Total Patents & Other Intangible Assets	$438,539,761	$(206,345,383)	$232,194,378

Amortization expense on patents and intangible assets was approximately $5.3 million during the three months ended March 31, 2023, and approximately $5.5 million for the same period ended March 31, 2022.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2023 to be approximately $20 million, for the year ending December 31, 2024 to be approximately $16 million, for the year ending December 31, 2025 to be approximately $12 million, and for each of the years ending December 31, 2026 and December 31, 2027 to be approximately $5 million.

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

The Company also periodically makes technology investments in certain non-consolidated third parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. These investments are classified within Equity Method Investments in the condensed consolidated balance sheets. The Company has also made technology investments in certain non-consolidated affiliates for ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. For these equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, the equity investments are held at cost.

Such technology investments totaled approximately $86.9 million and $69.5 million as of March 31, 2023 and December 31, 2022, respectively. On March 9, 2023, the Company purchased a 15% equity investment in Adasky, LTD. for $21.5 million. Adasky is an Israeli-based leading developer and manufacturer of intelligent thermal sensing technologies. $2.2 million and $3.8 million of these technology investments are classified within Short-Term Investments in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. $84.7 million and $65.7 million of these investments are classified within Long-Term Investments in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2023 and December 31, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$215,452,160	$215,452,160	$—	$—
Restricted Cash	4,000,000	4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,741,295	1,741,295	—	—
Corporate Bonds	5,495,110	—	5,495,110	—
Government Securities	6,155,223	—	6,155,223	—
Municipal Bonds	3,963,985	—	3,963,985	—
Other	4,474,175	1,007,150	3,467,025	—
Long-Term Investments:
Asset Backed Securities	18,718,258	—	18,718,258	—
Certificate of Deposit	239,107	239,107	—	—
Corporate Bonds	37,242,499	—	37,242,499	—
Government Securities	36,922,649	—	36,922,649	—
Municipal Bonds	50,870,849	—	50,870,849	—
Common Stock	720,910	720,910	—	—
Total	$385,996,220	$223,160,622	$162,835,598	$—

As of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$214,754,638	$214,754,638	$—	$—
Restricted Cash	4,000,000	4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,736,163	1,736,163	—	—
Corporate Bonds	5,473,341	—	5,473,341	—
Government Securities	4,423,041	—	4,423,041	—
Municipal Bonds	5,174,773	—	5,174,773	—
Other	2,347,602	1,093,602	1,254,000	—
Long-Term Investments:
Asset-backed Securities	18,829,696	—	18,829,696	—
Certificate of Deposit	238,925	238,925	—	—
Corporate Bonds	36,310,477	—	36,310,477	—
Governmental Securities	36,532,634	—	36,532,634	—
Municipal Bonds	48,430,166	—	48,430,166
Common Stock	293,300	293,300	—	—
Total	$378,544,756	$222,116,628	$156,428,128	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2023 and December 31, 2022:

As of March 31, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,000	$93	$(8,798)	$1,741,295
Corporate Bonds	5,542,607	—	(47,497)	5,495,110
Government Securities	6,190,793	2,058	(37,628)	6,155,223
Municipal Bonds	3,998,537	—	(34,552)	3,963,985
Other	4,474,175	—	—	4,474,175
Long-Term Investments:
Asset Backed Securities	18,852,424	—	(134,166)	18,718,258
Certificate of Deposit	250,000	—	(10,893)	239,107
Corporate Bonds	40,819,361	20,678	(3,597,540)	37,242,499
Government Securities	39,525,976	—	(2,603,327)	36,922,649
Municipal Bonds	54,635,848	314,881	(4,079,880)	50,870,849
Common Stock	720,911	—	—	720,911
Total	$176,760,632	$337,710	$(10,554,281)	$166,544,061

As of December 31, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,256	$—	$(14,093)	$1,736,163
Corporate Bonds	5,571,417	—	(98,076)	5,473,341
Government Securities	4,476,613	—	(53,572)	4,423,041
Municipal Bonds	5,223,500	—	(48,727)	5,174,773
Other	2,347,602	—	—	2,347,602
Long-Term Investments:
Asset-backed Securities	19,151,229	—	(321,533)	18,829,696
Certificate of Deposit	250,000	—	(11,075)	238,925
Corporate Bonds	40,410,206	—	(4,099,729)	36,310,477
Government Securities	39,637,461	—	(3,104,827)	36,532,634
Municipal Bonds	53,476,883	235,713	(5,282,430)	48,430,166
Common Stock	292,638	662	—	293,300
Total	$172,587,805	$236,375	$(13,034,062)	$159,790,118

Unrealized losses on investments as of March 31, 2023, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$321,165	$23,213,314
Loss duration of greater than one year	10,233,116	130,046,373
Total	$10,554,281	$153,259,687

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrealized losses on investments as of December 31, 2022, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$4,816,103	$77,701,146
Loss duration of greater than one year	8,217,959	76,643,586
Total	$13,034,062	$154,344,732

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

Fixed income securities as of March 31, 2023 have contractual maturities as follows:

Due within one year	$17,355,612
Due between one and five years	93,840,749
Due over five years	50,152,613
$161,348,974

(4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2023	December 31, 2022
Raw materials	$301,876,129	$304,184,004
Work-in-process	44,534,016	45,512,275
Finished goods	55,359,831	54,663,991
Total Inventory	$401,769,976	$404,360,270

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

The following table sets forth the computation of basic and diluted net income per common share under the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

two-class method for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Basic Earnings Per Share
Net Income	$97,578,261	$87,528,626
Less: Dividends and undistributed earnings allocated to participating securities	1,456,913	1,360,047
Net Income available to common shareholders	$96,121,348	$86,168,579

Basic weighted average shares outstanding	230,605,626	232,151,296
Net Income per share - Basic	$0.42	$0.37

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$96,121,348	$86,168,579
Reallocation of undistributed earnings	1,276	2,500
Net Income available to common shareholders - Diluted	$96,122,624	$86,171,079

Number of shares used in basic computation	230,605,626	232,151,296
Additional weighted average dilutive common stock equivalents	290,220	638,515
Diluted weighted average shares outstanding	230,895,846	232,789,811

Net Income per share - Diluted	$0.42	$0.37

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,810,685	1,572,223

(6)    Stock-Based Compensation Plans
As of March 31, 2023, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2022, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $8,519,535 for the three months ended March 31, 2023. The Company recognized compensation expense for share-based

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments of $6,788,337 for the three months ended March 31, 2022. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of March 31, 2023, 8,991,744 share awards have been made under the Plan, resulting in 22,671,217 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,521,328	1.00	4,521,328
Restricted Stock	3,609,000	4.06	14,652,540
Performance Shares	861,416	4.06	3,497,349
Total	8,991,744		22,671,217
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of March 31, 2023, there was $8,754,103 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2023	2022
Dividend Yield (1)	1.76%	1.80%
Expected volatility (2)	29.04%	28.16%
Risk-free interest rate (3)	3.60%	2.42%
Expected term of options (years) (4)	4.15	4.15
Weighted-avg. grant date fair value	$6.84	$6.38
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2023, the Company had unearned stock-based compensation of $45,419,558 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Prior Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restricted stock grants in the three months ended March 31, 2023 was $5,946,054. Compensation expense from restricted stock grants in the three months ended March 31, 2022 was $5,290,805.

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

As of March 31, 2023, the Company had unearned stock-based compensation of $19,418,307 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of March 31, 2023, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of March 31, 2023, the Company has issued 156,103 shares under this plan.

(7)    Comprehensive Income (Loss)

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended March 31,
	2023	2022
Foreign currency translation adjustments:
Balance at beginning of period	$(4,032,239)	$920,589
Other Comprehensive loss before reclassifications	(121,167)	(896,420)
Net current-period change	(121,167)	(896,420)
Balance at end of period	(4,153,406)	24,169

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(10,110,695)	1,006,655
Other Comprehensive income (loss) before reclassifications	277,718	(6,423,937)
Amounts reclassified from accumulated other comprehensive income	1,761,886	265,705
Net current-period change	2,039,604	(6,158,232)
Balance at end of period	(8,071,091)	(5,151,577)

Accumulated other comprehensive loss, end of period	$(12,224,497)	$(5,127,408)

The following table presents details of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2023	2022
Unrealized (losses) gains on available-for-sale debt securities
Realized loss on sale of securities	$(2,230,236)	$(336,335)	Investment income
Provision for income taxes	468,350	70,630	Provision for income taxes
Total net reclassifications for the period	$(1,761,886)	$(265,705)

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provided for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of March 31, 2023, there was no outstanding balance on the Revolver.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company.

As of March 31, 2023, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the three months ended March 31, 2023, was primarily due to the repurchases of 1.0 million shares, partially offset by the issuance of 0.6 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 0.4 million shares.

The Company recorded a cash dividend of $0.120 per share during the first quarter of 2023 as compared to a cash dividend of $0.120 per share during the first quarter of 2022. The first quarter 2023 dividend of $28.0 million was declared on February 28, 2023 and was paid on April 19, 2023.

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

	Three Months Ended March 31,
	2023	2022
Revenue:
Automotive Products	$537,422,988	$457,952,554
Other	13,338,323	10,298,222
Total	$550,761,311	$468,250,776
Income (Loss) from operations:
Automotive Products	$111,439,798	$103,475,509
Other	1,810,849	(169,604)
Total	$113,250,647	$103,305,905

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)    Income Taxes
The effective tax rate was 15.9% in the three months ended March 31, 2023, compared to an effective tax rate of 15.3% for the same period in 2022. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three month periods ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
Revenue	2023	2022
Automotive Products
U.S.	$170,781,604	$142,193,971
Germany	80,579,465	67,565,320
Japan	72,155,984	54,762,488
Mexico	34,287,544	32,135,079
Other	179,618,391	161,295,696
Total Automotive Products	$537,422,988	$457,952,554
Other Products (U.S.)	13,338,323	10,298,222
Total Revenue	$550,761,311	$468,250,776

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

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three month periods ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
Revenue	2023	2022
Automotive Segment
Automotive Mirrors & Electronics	$505,731,576	$423,626,489
HomeLink Modules*	31,691,412	34,326,065
Total Automotive Products	$537,422,988	$457,952,554

Other Segment
Fire Protection Products	9,301,153	8,447,686
Aerospace Products	4,037,170	1,850,536
Total Other	$13,338,323	$10,298,222

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)    Leases

The Company has operating leases for certain sales and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of March 31, 2023 was 2 years, with a weighted average discount rate of 5.8%.

Future minimum lease payments for operating leases as of March 31, 2023 were as follows:

Year ending December 31,

2023 (excluding the three months ended March 31, 2023)	$1,291,999
2024	863,358
2025	492,746
2026	84,795
2027	978
Thereafter	—
Total future minimum lease payments	2,733,876
Less imputed interest	(87,129)
Total	$2,646,747

Reported as of March 31, 2023

Accrued Liabilities	$1,572,606
Other Non-Current Liabilities	1,074,141
Total	$2,646,747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 2023 VERSUS FIRST QUARTER 2022
Net Sales. Net sales for the first quarter of 2023 increased by $82.5 million or 18%, when compared with the first quarter of 2022.
Automotive net sales for the first quarter of 2023 were $537.4 million, a 17% increase when compared with automotive net sales of $458.0 million in the first quarter of 2022. The 16% increase in automotive mirror unit shipments in the first quarter of 2023 to 12.7 million units compared with 11.0 million units in the first quarter of 2022, was driven by a 20% quarter over quarter increase in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2023, and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022	% Change
North American Interior Mirrors	2,426	2,161	12%
North American Exterior Mirrors	1,619	1,461	11%
Total North American Mirror Units	4,045	3,623	12%

International Interior Mirrors	5,771	5,087	13%
International Exterior Mirrors	2,901	2,293	26%
Total International Mirror Units	8,672	7,380	18%

Total Interior Mirrors	8,197	7,248	13%
Total Exterior Mirrors	4,519	3,755	20%
Total Auto-Dimming Mirror Units	12,717	11,003	16%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $13.3 million in the first quarter of 2023, compared to $10.3 million in the first quarter of 2022. Fire protection sales increased by 10% to $9.3 million for the first quarter of 2023, compared to $8.4 million in the same quarter of last year. Dimmable aircraft sales increased by 118% for the first quarter of 2023 to $4.0 million, from $1.9 million in the same quarter of last year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 68.3% for the first quarter of 2023, versus 65.7% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily the result of raw material cost increases, prior commitments to annual customer price reductions, unfavorable product mix, and labor cost increases, which were partially offset by decreases in freight expense. On a quarter over quarter basis, both raw material increases and annual customer price reductions each had a separate individual impact on gross margin of approximately 100 - 150 basis points on gross margin. Both product mix shifts and labor cost increases each had a separate negative impact on gross margin of approximately 50 - 100 basis points on a quarter over quarter basis. The decrease in freight expense had a positive impact on gross margin of approximately 100 - 150 basis points on a quarter over quarter basis.
Operating Expenses. Engineering, research and development expenses for the first quarter of 2023 increased by $2.7 million, when compared with the first quarter of 2022.
.
Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.7 million for the first quarter of 2023, compared to the first quarter of 2022. S, G & A expenses were 5% of net sales in the first quarter of 2023 and in the first quarter of 2022. S, G, & A expenses increased on a quarter over quarter basis primarily due to staffing and professional fees.

Total operating expenses were $61.5 million in the first quarter of 2023, an increase of 8% quarter over quarter or $4.4 million, from $57.1 million in the first quarter of 2022.

Total Other (Loss) Income. Total other income for the first quarter of 2023 increased by $2.8 million, when compared with the first quarter of 2022.

Provision for Income Taxes. The effective tax rate was 15.9% for, and an income tax expense of $18.4 million was recorded in, the first quarter of 2023, compared to an effective tax rate of 15.3% for, and an income tax expense of $15.8 million for the same quarter of 2022. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the first quarter of 2023 was $97.6 million, up from a net income of $87.5 million in the first quarter of 2022. The change in net income was primarily the result of quarter over quarter increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the first quarter of 2023 of $0.42, which compared to earnings per diluted share of $0.37 for the first quarter of 2022.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2023 were $215.5 million, which increased $0.7 million compared to $214.8 million as of December 31, 2022. The increase was primarily due to cash flows from operations, which was largely offset by capital expenditures, dividend payments, investment purchases, and share repurchases during the three months ended March 31, 2023.
Short-term investments as of March 31, 2023 were $25.6 million, up from $23.0 million as of December 31, 2022, and long-term investments were $229.4 million as of March 31, 2023, up from $202.3 million as of December 31, 2022.
Accounts receivable as of March 31, 2023 increased approximately $56.4 million compared to December 31, 2022, primarily due to the timing of sales during the three months ended March 31, 2023. As of March 31, 2023, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of March 31, 2023 were $401.8 million, compared to $404.4 million as of December 31, 2022.

Accounts payable as of March 31, 2023 increased approximately $15.2 million to $166.9 million, when compared to December 31, 2022, primarily driven by month end payment timing and increased capital expenditures.
Accrued liabilities as of March 31, 2023 increased approximately $31.3 million compared to December 31, 2022, primarily due to an increase in accrued salaries and wages, as well as accrued income taxes.
Cash flow from operating activities for the three months ended March 31, 2023 increased $5.0 million to $120.9 million, compared with $116.0 million during the same three month period last year, primarily due to an increase in net income, which was partially offset by changes in working capital.
Capital expenditures for the three months ended March 31, 2023 were approximately $42.8 million, compared with approximately $23.9 million for the same quarter last year. The increase was primarily due to an increase in expenditures related to building and facility construction projects previously disclosed.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In the first quarter of 2022, the Company began construction on a 350,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is still expected to be approximately $80 - $90 million, which will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2023. The Company has also begun construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand. The Company also entered into a multi-year lease for 32,000 square feet of manufacturing space at a location approximately 20 miles from its main campus that is scheduled be operational in the second quarter of 2023.
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

The following is a summary of working capital and long-term investments:

	March 31, 2023	December 31, 2022
Working Capital	$708,010,461	$698,099,624
Long-Term Investments	229,398,824	202,331,983
Total	$937,409,285	$900,431,607

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2023, the Company repurchased 1,046,926 shares. The Company has 19,736,239 shares remaining under the plan as of March 31, 2023, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2023, the Company reported net sales of $550.8 million, compared to net sales of $468.3 million in the first quarter of 2022, an 18% increase quarter over quarter and a new quarterly sales record for the Company. For the first quarter of 2023, global light vehicle production in North America, Europe, Japan/Korea, and China increased approximately 6%, when compared to the first quarter of 2022.

In the first quarter of 2023, the Company had 18 net new launches of interior and exterior auto-dimming mirrors and electronic features. Over 70% of the launches in the first quarter of 2023 were advanced feature launches with HomeLink® and Full Display Mirror® being the bulk of such launches.

PRODUCT UPDATE

Camera Systems

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

As of the first quarter of 2023, the Company is shipping production Full Display Mirrors® to fifteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, along with Maserati and Fiat, Mercedes, Ferrari, Ford, Hyundai, and Mazda. As of the end of the first quarter of 2023, the Company is shipping Full Display Mirror® on 94 nameplates. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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

On March 31, 2014, the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use camera monitoring systems as an option to replace conventional rearview mirrors within the United States. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for camera monitoring systems that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues. In November 2022, NHTSA conducted a public meeting and discussed the on-going research of this technology.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. China has now released an updated version of its GB15084, which will be effective later in 2023, and allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fifteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all fifteen of these automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) for the Toyota Harrier in the second quarter of 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. During the first quarter of 2023, the Company continued shipping auto-dimming mirrors containing DVR for both the Toyota Yaris and the Yaris Cross for the Japan market. This product is the first Gentex DVR product that has an app available to allow the consumer to pull recorded information from the mirror to a phone, which creates a more user friendly experience.
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

On December 8, 2015, NHTSA proposed changes to the NHTSA's 5-Star Safety Ratings for new vehicles (also known as the New Car Assessment Program or NCAP) and initiated a comment period. The proposed changes will, for the first time, encompass assessment of crash-avoidance technologies, which includes lower beam headlamp performance, semi-automatic headlamp switching, and blind spot detection. NHTSA initially intended to implement the enhancements in NCAP in 2018, beginning with model year 2019 vehicles. The NCAP implementation has been delayed. Under these proposed changes, the Company believes that its SmartBeam® technology will qualify with the semi-automatic headlamp NCAP rating system, and that its SmartBeam® technology and exterior mirrors with blind spot alert lighting can be included in a system that qualifies with the lower beam headlamp performance and blind spot detection NCAP rating system, respectively. On October 16, 2019, NHTSA issued a press release comparing NCAP to other regions’ version of NCAP, identified new technologies that are not currently included in NCAP, and suggested Congress legislatively direct actions to improve NCAP. On January 14, 2021, NHTSA issued a request for comment regarding NCAP with advanced driver assist features, including forward collision, lane keeping, blind spot detection, and forward pedestrian impact avoidance technologies.

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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout the remainder of 2023 and 2024. The Company is also shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

In January 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, which, again, is the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is underway and will allow users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

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

Medical

In January 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. In 2023, the Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the second quarter of 2023, and full years 2023 and 2024 are based on the mid-April 2023 S&P Global Mobility light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Second quarter of 2023 and calendar years 2023 and 2024 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2023	Q2 2022	% Change	Calendar Year 2024	Calendar Year 2023	Calendar Year 2022	2024 vs 2023 % Change	2023 vs 2022 % Change
North America	3.89	3.55	10%	15.56	15.04	14.30	3%	5%
Europe	4.29	3.97	8%	17.57	16.94	15.83	4%	7%
Japan and Korea	3.03	2.50	21%	11.68	12.02	11.11	(3)%	8%
China	6.56	5.51	19%	27.97	26.40	26.40	6%	—%
Total Light Vehicle Production	17.77	15.53	14%	72.78	70.40	67.64	3%	4%

Based on the aforementioned light vehicle production forecast and the results for the first three months of 2023, the Company is making no changes to its previously provided guidance for calendar year 2023 as shown below.
•Revenue is expected to be approximately $2.2 billion
•Gross Margin is expected to be between 32% and 33%
•Operating Expenses are expected to be approximately $260 to $270 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 17%
•Capital Expenditures are expected to be between $200 and $225 million
•Depreciation and Amortization is expected to be between $100 and $110 million

Due to high levels of volatility in customer orders and vehicle production volumes, electronics supply chain constraints, the Ukraine-Russia conflict, labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of March 31, 2023, the Company has 19.7 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2024, the Company still expects calendar year 2024 revenue growth of approximately 10% above the 2023 revenue guidance of $2.2 billion. As noted above, continuing uncertainties make forecasting difficult.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended March 31, 2023, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2022 are set forth herein.
The Company has some assets, liabilities, and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets, including inflation, that have reduced, and could continue to reduce, demand for its products.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2022, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first three months of 2023, the Company repurchased 1.0 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic and shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 1,046,926 shares during the first three months of 2023, the Company has 19.7 million shares remaining under the plan as of March 31, 2023.

The following is a summary of share repurchase activity during each month of the quarter ended March 31, 2023:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2023	—	—	—	20,783,165
February 2023	46,835	28.58	46,835	20,736,330
March 2023	1,000,091	27.12	1,000,091	19,736,239
1st Quarter 2023 Total	1,046,926	27.19	1,046,926

2023 Total	1,046,926	27.19	1,046,926	19,736,239

As of March 31, 2023, the Company has repurchased 152,263,489 shares at a total cost of $2,629,111,108 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 4, 2023	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 4, 2023	/s/ Kevin C. Nash
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