Form 10-Q
period 2023-06-30
GENTEX CORP
filed 2023-08-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 28, 2023
Common Stock, $.06 Par Value	233,435,809

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2023
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2023 and December 31, 2022

	June 30, 2023 (Unaudited)	December 31, 2022 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$237,665,601	$214,754,638
Restricted Cash	—	4,000,000
Short-term investments	20,172,297	23,007,385
Accounts receivable, net	350,409,472	276,493,752
Inventories	390,026,268	404,360,270
Prepaid expenses and other	27,032,788	26,036,331
Total current assets	1,025,306,426	948,652,376

PLANT AND EQUIPMENT—NET	596,694,337	550,033,036

OTHER ASSETS
Goodwill	313,647,268	313,807,494
Long-term investments	239,621,466	202,331,983
Intangible assets, net	209,710,910	219,360,910
Deferred tax asset	28,943,561	25,528,700
Patents and other assets, net	73,183,124	67,515,425
Total other assets	865,106,329	828,544,512
Total assets	$2,487,107,092	$2,327,229,924

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$168,456,476	$151,740,046
Accrued liabilities	107,605,540	98,812,706
Total current liabilities	276,062,016	250,552,752

OTHER NON-CURRENT LIABILITIES	15,095,750	10,884,351

Total liabilities	291,157,766	261,437,103

SHAREHOLDERS’ INVESTMENT
Common stock	14,005,799	14,050,160
Additional paid-in capital	942,660,764	917,499,323
Retained earnings	1,252,525,531	1,148,386,272
Accumulated other comprehensive loss	(13,242,768)	(14,142,934)
Total shareholders’ investment	2,195,949,326	2,065,792,821
Total liabilities and shareholders’ investment	$2,487,107,092	$2,327,229,924

Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET SALES	$583,472,846	$463,423,002	$1,134,234,157	$931,673,777

COST OF GOODS SOLD	390,389,807	315,055,988	766,413,887	622,894,804
Gross profit	193,083,039	148,367,014	367,820,270	308,778,973

OPERATING EXPENSES:
Engineering, research and development	37,973,790	32,857,419	72,627,537	64,832,406
Selling, general & administrative	27,819,861	29,718,626	54,652,698	54,849,694
Total operating expenses	65,793,651	62,576,045	127,280,235	119,682,100

Income from operations	127,289,388	85,790,969	240,540,035	189,096,873

OTHER INCOME (LOSS)
Investment income	2,890,934	920,284	5,830,128	1,708,600
Other loss, net	(1,576,538)	(1,903,269)	(1,771,277)	(2,702,079)
Total other income (loss)	1,314,396	(982,985)	4,058,851	(993,479)

INCOME BEFORE PROVISION FOR INCOME TAXES	128,603,784	84,807,984	244,598,886	188,103,394

PROVISION FOR INCOME TAXES	19,448,381	12,403,581	37,865,222	28,170,366

NET INCOME	$109,155,403	$72,404,403	$206,733,664	$159,933,028

EARNINGS PER SHARE: (1)
Basic	$0.47	$0.31	$0.88	$0.68
Diluted	$0.47	$0.31	$0.88	$0.68

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$109,155,403	$72,404,403	$206,733,664	$159,933,028

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(1,456,377)	(3,131,326)	(1,577,544)	(4,027,746)
Unrealized gains (losses) on debt securities, net	554,565	(3,414,108)	3,136,342	(11,209,338)

Other comprehensive (loss) income, before tax	(901,812)	(6,545,434)	1,558,798	(15,237,084)

Income tax impact related to components of other comprehensive income (loss)	116,459	(716,963)	658,632	(2,353,961)

Other comprehensive (loss) income, net of tax	(1,018,271)	(5,828,471)	900,166	(12,883,123)

Comprehensive income	$108,137,132	$66,575,932	$207,633,830	$147,049,905

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2023	233,726,045	$14,023,563	$928,284,892	$1,193,171,690	$(12,224,497)	$2,123,255,648
Issuance of common stock from stock plan transactions	624,323	37,459	7,889,328	—		7,926,787
Repurchases of common stock	(920,374)	(55,223)	(3,258,126)	(21,790,142)	—	(25,103,491)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,744,670	—	—	9,744,670
Dividends declared ($0.12 per share)	—	—	—	(28,011,420)	—	(28,011,420)
Net income	—	—	—	109,155,403	—	109,155,403
Other comprehensive loss	—	—	—	—	(1,018,271)	(1,018,271)
BALANCE AS OF JUNE 30, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326

BALANCE AS OF APRIL 1, 2022	234,477,338	$14,068,640	$881,371,438	$1,038,656,230	$(5,127,408)	$1,928,968,900
Issuance of common stock from stock plan transactions	492,494	29,550	5,641,470	—	—	5,671,020
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	—	—	—	—	—	—
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,573,230	—	—	8,573,230
Dividends declared ($0.12 per share)	—	—	—	(28,214,614)	—	(28,214,614)
Net income	—	—	—	72,404,403	—	72,404,403
Other comprehensive loss	—	—	—	—	(5,828,471)	(5,828,471)
BALANCE AS OF JUNE 30, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	1,227,959	73,677	13,809,133	—	—	13,882,810
Repurchases of common stock	(1,967,300)	(118,038)	(6,911,897)	(46,536,187)	—	(53,566,122)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,264,205	—	—	18,264,205
Dividends declared ($0.24 per share)	—	—	—	(56,058,218)	—	(56,058,218)
Net income	—	—	—	206,733,664	—	206,733,664
Other comprehensive income	—	—	—	—	900,166	900,166
BALANCE AS OF JUNE 30, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326

BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	969,182	58,151	8,937,016	—	—	8,995,167
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	(2,440,190)	(146,411)	(8,125,830)	(62,979,781)	—	(71,252,022)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	15,361,567	—	—	15,361,567
Dividends declared ($0.24 per share)	—	—	—	(56,568,616)	—	(56,568,616)
Net income	—	—	—	159,933,028	—	159,933,028
Other comprehensive loss	—	—	—	—	(12,883,123)	(12,883,123)
BALANCE AS OF JUNE 30, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206,733,664	$159,933,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,841,936	50,052,518
(Gain) on disposal of assets	(214,593)	(45,214)
Loss on disposal of assets	220,568	11,776
(Gain) on sale of investments and equity method investment income	(2,747,586)	(391,378)
Loss on sale of investments and equity method investment losses	4,201,138	989,196
Change in deferred income taxes	(5,122,661)	5,044,744
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	18,264,205	15,361,567
Change in operating assets and liabilities:
Accounts receivable, net	(73,915,719)	(24,609,666)
Inventories	14,334,001	(76,310,383)
Prepaid expenses and other	(2,722,437)	(6,035,375)
Accounts payable	22,410,431	48,905,968
Accrued liabilities, excluding dividends declared	11,483,186	16,354,262
Net cash provided by operating activities	241,766,133	189,261,043

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	21,523,990	37,429,595
Maturities and calls	11,650,000	3,000,000
Purchases	(65,945,596)	(43,756,446)
Plant and equipment additions	(90,277,995)	(57,998,319)
Proceeds from sale of plant and equipment	140,610	44,881
Increase in other assets	(3,486,284)	(1,937,117)
Net cash used for investing activities	(126,395,275)	(63,217,406)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	13,882,810	8,995,167
Cash dividends paid	(56,146,939)	(56,725,981)
Repurchases of common stock	(54,195,766)	(71,252,022)
Net cash used for financing activities	(96,459,895)	(118,982,836)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,910,963	7,060,801

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	218,754,638	262,311,670

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$237,665,601	$269,372,471

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2022 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both June 30, 2023 and December 31, 2022 was $313.6 million and $313.8 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2022	$313,807,494
Acquisitions	—
Divestitures	—
Impairments	—
Other	(160,226)
Balance as of June 30, 2023	$313,647,268

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

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2023:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,639,478	$(28,251,342)	$12,388,136	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(146,250,000)	33,750,000	12 years
Existing Customer Platforms	43,000,000	(41,925,000)	1,075,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(188,175,000)	$209,710,910

Total Patents & Other Intangible Assets	$438,525,388	$(216,426,342)	$222,099,046

As of December 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,653,851	$(27,820,383)	$12,833,468	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(138,750,000)	41,250,000	12 years
Existing Customer Platforms	43,000,000	(39,775,000)	3,225,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(178,525,000)	$219,360,910

Total Patents & Other Intangible Assets	$438,539,761	$(206,345,383)	$232,194,378

Amortization expense on patents and intangible assets was approximately $5.2 million and $10.5 million during the three and six months ended June 30, 2023, respectively, compared to approximately $5.5 million and $11.1 million for the same periods ended June 30, 2022, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2023 to be approximately $20 million, for the year ending December 31, 2024 to be

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $16 million, for the year ending December 31, 2025 to be approximately $13 million, and for each of the years ending December 31, 2026 and December 31, 2027 to be approximately $5 million.

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

The Company also periodically makes technology investments in certain non-consolidated third parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% ownership interest), is included in the consolidated operating results using the equity method of accounting. The Company has also made technology investments in certain non-consolidated affiliates for common share ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. For these equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, the equity investments are held at cost.

Such technology investments totaled approximately $94.0 million and $69.5 million as of June 30, 2023 and December 31, 2022, respectively. On March 9, 2023, the Company purchased a 15% equity investment in Adasky, LTD. for $21.5 million. Adasky is an Israeli-based leading developer and manufacturer of intelligent thermal sensing technologies. $2.2 million and $3.8 million of these technology investments are classified within Short-Term Investments in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. $91.8 million and $65.7 million of these investments are classified within Long-Term Investments in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2023 and December 31, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$237,665,601	$237,665,601	$—	$—
Short-Term Investments:
Certificate of Deposit	1,244,803	1,244,803	—	—
Corporate Bonds	1,917,173	—	1,917,173	—
Government Securities	4,715,195	—	4,715,195	—
Municipal Bonds	3,475,351	—	3,475,351	—
Other	4,671,277	1,204,252	3,467,025	—
Long-Term Investments:
Asset Backed Securities	16,904,936	—	16,904,936	—
Certificate of Deposit	982,015	982,015	—	—
Corporate Bonds	46,808,383	—	46,808,383	—
Government Securities	29,169,577	—	29,169,577	—
Municipal Bonds	52,836,126	—	52,836,126	—
Common Stock	1,094,374	1,094,374	—	—
Total	$401,484,811	$242,191,045	$159,293,766	$—

As of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$214,754,638	$214,754,638	$—	$—
Restricted Cash	4,000,000	4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,736,163	1,736,163	—	—
Corporate Bonds	5,473,341	—	5,473,341	—
Government Securities	4,423,041	—	4,423,041	—
Municipal Bonds	5,174,773	—	5,174,773	—
Other	2,347,602	1,093,602	1,254,000	—
Long-Term Investments:
Asset-backed Securities	18,829,696	—	18,829,696	—
Certificate of Deposit	238,925	238,925	—	—
Corporate Bonds	36,310,477	—	36,310,477	—
Governmental Securities	36,532,634	—	36,532,634	—
Municipal Bonds	48,430,166	—	48,430,166
Common Stock	293,300	293,300	—	—
Total	$378,544,756	$222,116,628	$156,428,128	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2023 and December 31, 2022:

As of June 30, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,250,000	$—	$(5,197)	$1,244,803
Corporate Bonds	1,988,060	—	(70,887)	1,917,173
Government Securities	4,754,815	—	(39,620)	4,715,195
Municipal Bonds	3,493,481	—	(18,130)	3,475,351
Other	4,671,277	—	—	4,671,277
Long-Term Investments:
Asset Backed Securities	17,111,473	—	(206,537)	16,904,936
Certificate of Deposit	1,000,000	—	(17,985)	982,015
Corporate Bonds	50,055,216	1,660	(3,248,493)	46,808,383
Government Securities	30,736,849	—	(1,567,272)	29,169,577
Municipal Bonds	57,325,671	336,990	(4,826,535)	52,836,126
Common Stock	842,085	252,288	—	1,094,373
Total	$173,228,927	$590,938	$(10,000,656)	$163,819,209

As of December 31, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,256	$—	$(14,093)	$1,736,163
Corporate Bonds	5,571,417	—	(98,076)	5,473,341
Government Securities	4,476,613	—	(53,572)	4,423,041
Municipal Bonds	5,223,500	—	(48,727)	5,174,773
Other	2,347,602	—	—	2,347,602
Long-Term Investments:
Asset-backed Securities	19,151,229	—	(321,533)	18,829,696
Certificate of Deposit	250,000	—	(11,075)	238,925
Corporate Bonds	40,410,206	—	(4,099,729)	36,310,477
Government Securities	39,637,461	—	(3,104,827)	36,532,634
Municipal Bonds	53,476,883	235,713	(5,282,430)	48,430,166
Common Stock	292,638	662	—	293,300
Total	$172,587,805	$236,375	$(13,034,062)	$159,790,118

Unrealized losses on investments as of June 30, 2023, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$516,647	$40,487,017
Loss duration of greater than one year	9,484,009	111,100,115
Total	$10,000,656	$151,587,132

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

Fixed income securities as of June 30, 2023 have contractual maturities as follows:

Due within one year	$11,352,521
Due between one and five years	95,024,741
Due over five years	51,676,296
$158,053,558

(4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2023	December 31, 2022
Raw materials	$280,764,776	$304,184,004
Work-in-process	44,861,244	45,512,275
Finished goods	64,400,248	54,663,991
Total Inventory	$390,026,268	$404,360,270

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2023 and June 30, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share
Net Income	$109,155,403	$72,404,403	$206,733,664	$159,933,028
Less: Dividends and undistributed earnings allocated to participating securities	1,616,981	1,094,827	3,095,900	2,460,845
Net Income available to common shareholders	$107,538,422	$71,309,576	$203,637,764	$157,472,183

Basic weighted average shares outstanding	230,005,782	230,982,301	230,135,955	231,245,466
Net Income per share - Basic	$0.47	$0.31	$0.88	$0.68

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$107,538,422	$71,309,576	$203,637,764	$157,472,183
Reallocation of undistributed earnings	1,147	1,295	2,462	3,701
Net Income available to common shareholders - Diluted	$107,539,569	$71,310,871	$203,640,226	$157,475,884

Number of shares used in basic computation	230,005,782	230,982,301	230,135,955	231,245,466
Additional weighted average dilutive common stock equivalents	222,568	456,483	255,153	544,919
Diluted weighted average shares outstanding	230,228,350	231,438,784	230,391,108	231,790,385

Net Income per share - Diluted	$0.47	$0.31	$0.88	$0.68

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,355,346	1,792,677	2,274,875	1,549,824

(6)    Stock-Based Compensation Plans
As of June 30, 2023, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2022, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $9,744,670 and $18,264,205 for the three and six months ended June 30, 2023, respectively. The Company recognized compensation expense for share-based payments of $8,573,230 and $15,361,567 for the three and six months ended June 30, 2022, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2023, 9,445,055 share awards have been made under the Plan, resulting in 23,954,574 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,703,382	1.00	4,703,382
Restricted Stock	3,877,858	4.06	15,744,103
Performance Shares	863,815	4.06	3,507,089
Total	9,445,055		23,954,574
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of June 30, 2023, there was $8,765,464 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividend Yield (1)	1.75%	1.78%	1.76%	1.79%
Expected volatility (2)	28.97%	28.68%	29.01%	28.42%
Risk-free interest rate (3)	4.13%	3.01%	3.87%	2.72%
Expected term of options (years) (4)	4.15	4.15	4.15	4.15
Weighted-avg. grant date fair value	$7.38	$6.49	$7.11	$6.43
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2023, the Company had unearned stock-based compensation of $47,040,485 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and six months ended June 30, 2023 was $5,862,755 and $11,808,809, respectively. Compensation expense from restricted stock grants in the three and six months ended June 30, 2022 was $5,335,072 and $10,625,877, respectively.

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

As of June 30, 2023, the Company had unearned stock-based compensation of $20,063,943 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three and six months ended June 30, 2023 was $1,635,022 and $2,137,228, respectively. Compensation expense related to these performance share grants in the three and six months ended June 30, 2022 was $1,442,676 and $1,122,206, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three and six months ended June 30, 2023 was $516,493 and $641,218, respectively.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of June 30, 2023, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of June 30, 2023, the Company has issued 205,505 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency translation adjustments:
Balance at beginning of period	$(4,153,406)	$24,169	$(4,032,239)	$920,589
Other Comprehensive loss before reclassifications	(1,456,377)	(3,131,326)	(1,577,544)	(4,027,746)
Net current-period change	(1,456,377)	(3,131,326)	(1,577,544)	(4,027,746)
Balance at end of period	(5,609,783)	(3,107,157)	(5,609,783)	(3,107,157)

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(8,071,091)	(5,151,577)	(10,110,695)	1,006,655
Other Comprehensive income (loss) before reclassifications	547,342	(2,903,717)	825,060	(9,327,653)
Amounts reclassified from accumulated other comprehensive income	(109,236)	206,572	1,652,650	472,276
Net current-period change	438,106	(2,697,145)	2,477,710	(8,855,377)
Balance at end of period	(7,632,985)	(7,848,722)	(7,632,985)	(7,848,722)

Accumulated other comprehensive loss, end of period	$(13,242,768)	$(10,955,879)	$(13,242,768)	$(10,955,879)

The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale debt securities
Realized gain (loss) on sale of securities	$138,274	$(261,483)	$(2,091,962)	$(597,818)	Investment income
Provision for income taxes	(29,038)	54,911	439,312	125,542	Provision for income taxes
Total net reclassifications for the period	$109,236	$(206,572)	$(1,652,650)	$(472,276)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of June 30, 2023, there was no outstanding balance on the Revolver.

As of June 30, 2023, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the six months ended June 30, 2023, was primarily due to the repurchases of 2.0 million shares, partially offset by the issuance of 1.2 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 0.7 million shares.

The Company recorded a cash dividend of $0.120 per share during the second quarter of 2023 as compared to a cash dividend of $0.120 per share during the second quarter of 2022. The second quarter 2023 dividend of $28.0 million was declared on May 31, 2023 and was paid on July 19, 2023.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Automotive Products	$574,109,748	$452,951,028	$1,111,532,736	$910,903,581
Other	9,363,098	10,471,974	22,701,421	20,770,196
Total	$583,472,846	$463,423,002	$1,134,234,157	$931,673,777
Income (Loss) from operations:
Automotive Products	$128,729,058	$86,908,119	$240,168,856	$190,383,628
Other	(1,439,670)	(1,117,150)	371,179	(1,286,755)
Total	$127,289,388	$85,790,969	$240,540,035	$189,096,873

(12)    Income Taxes
The effective tax rate was 15.5% in the six months ended June 30, 2023, compared to an effective tax rate of 15.0% for the same period in 2022. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2023	2022	2023	2022
Automotive Products
U.S.	$177,940,475	$145,818,259	$348,722,079	$288,012,229
Germany	73,990,846	71,580,008	154,570,311	139,145,328
Japan	84,178,567	46,655,756	156,334,551	101,418,244
Mexico	36,803,254	29,792,178	71,090,798	61,927,257
Other	201,196,606	159,104,827	380,814,997	320,400,523
Total Automotive Products	$574,109,748	$452,951,028	$1,111,532,736	$910,903,581
Other Products (U.S.)	9,363,098	10,471,974	22,701,421	20,770,196
Total Revenue	$583,472,846	$463,423,002	$1,134,234,157	$931,673,777

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2023	2022	2023	2022
Automotive Segment
Automotive Mirrors & Electronics	$540,636,798	$419,492,115	$1,046,368,374	$843,118,604
HomeLink Modules*	33,472,950	33,458,913	65,164,362	67,784,977
Total Automotive Products	$574,109,748	$452,951,028	$1,111,532,736	$910,903,581

Other Segment
Fire Protection Products	6,018,930	9,645,549	15,320,083	18,093,236
Aerospace Products	3,344,168	826,425	7,381,338	2,676,960
Total Other	$9,363,098	$10,471,974	$22,701,421	$20,770,196

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

The Company has operating leases for certain sales and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2023 was 3 years, with a weighted average discount rate of 6.1%.

Future minimum lease payments for operating leases as of June 30, 2023 were as follows:

Year ending December 31,

2023 (excluding the six months ended June 30, 2023)	$1,051,018
2024	1,285,724
2025	882,673
2026	452,055
2027	215,760
Thereafter	—
Total future minimum lease payments	3,887,230
Less imputed interest	(200,767)
Total	$3,686,463

Accrued Liabilities	$1,768,445
Other Non-Current Liabilities	1,918,018
Total	$3,686,463

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER 2023 VERSUS SECOND QUARTER 2022
Net Sales. Net sales for the second quarter of 2023 increased by $120.0 million or 26%, when compared with the second quarter of 2022.
Automotive net sales for the second quarter of 2023 were $574.1 million, a 27% increase when compared with automotive net sales of $452.9 million in the second quarter of 2022. The 21% increase in automotive mirror unit shipments in the second quarter of 2023 to 12.9 million units, compared with 10.7 million units in the second quarter of 2022, was driven by a 34% quarter over quarter increase in exterior auto-dimming mirror unit shipments and a 14% quarter over quarter increase in interior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
North American Interior Mirrors	2,399	2,127	13%	4,825	4,288	13%
North American Exterior Mirrors	1,800	1,468	23%	3,419	2,929	17%
Total North American Mirror Units	4,199	3,595	17%	8,244	7,217	14%

International Interior Mirrors	5,620	4,909	14%	11,391	9,996	14%
International Exterior Mirrors	3,102	2,188	42%	6,003	4,482	34%
Total International Mirror Units	8,722	7,097	23%	17,394	14,477	20%

Total Interior Mirrors	8,019	7,036	14%	16,216	14,284	14%
Total Exterior Mirrors	4,902	3,656	34%	9,422	7,411	27%
Total Auto-Dimming Mirror Units	12,921	10,692	21%	25,638	21,695	18%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $9.4 million in the second quarter of 2023, compared to $10.5 million in the second quarter of 2022. Fire protection sales decreased to $6.0 million for the second quarter of 2023, compared to $9.6 million in the same quarter of last year. Dimmable aircraft sales increased for the second quarter of 2023 to $3.3 million, from $0.8 million in the same quarter of last year.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.9% for the second quarter of 2023, versus 68.0% in the same quarter last year. The quarter over quarter increase in the gross profit margin was primarily the result of decreases in freight expense, improved fixed overhead leverage, cost recoveries from customers, and product mix, which was partially offset by raw material and labor cost increases and prior commitments to annual customer price reductions. On a quarter over quarter basis, both decreases in freight expense and improved fixed overhead leverage each had a separate individual impact on gross margin of approximately 150 - 200 basis points on gross margin, and customer cost recoveries and product mix each individually had an impact of approximately 50 - 100 basis points on gross margin. Both raw material increases and annual customer price reductions each had a separate negative impact on gross margin of approximately 100 - 150 basis points on a quarter over quarter basis. Labor cost increases had a negative impact on gross margin of approximately 50 - 100 basis points.
Operating Expenses. Engineering, research and development expenses for the second quarter of 2023 increased by $5.1 million, when compared with the second quarter of 2022.
.

Selling, general and administrative ("S, G & A") expenses decreased by 6% or $1.9 million for the second quarter of 2023, compared to the second quarter of 2022. S, G & A expenses were 5% of net sales in the second quarter of 2023 and 6% of net sales in the second quarter of 2022. S, G, & A expenses decreased on a quarter over quarter basis primarily due to the decrease in expense related to the previously disclosed SEC settlement that was accrued for in the second quarter of 2022.

Total operating expenses were $65.8 million in the second quarter of 2023, an increase of 5% quarter over quarter or $3.2 million, from $62.6 million in the second quarter of 2022.

Total Other Income (Loss). Total other income for the second quarter of 2023 increased by $2.3 million, when compared with the second quarter of 2022.

Provision for Income Taxes. The effective tax rate was 15.1% for, and an income tax expense of $19.4 million was recorded in, the second quarter of 2023, compared to an effective tax rate of 14.6% for, and an income tax expense of $12.4 million recorded in, the same quarter of 2022. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the second quarter of 2023 was $109.2 million, up from a net income of $72.4 million in the second quarter of 2022. The change in net income was primarily the result of quarter over quarter increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the second quarter of 2023 of $0.47, which compared to earnings per diluted share of $0.31 for the second quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2023 VERSUS SIX MONTHS ENDED JUNE 30, 2022
Net Sales. Net Sales for the six months ended June 30, 2023 increased by $202.6 million or 22%, when compared with the same period in 2022.
Automotive net sales for the first six months of 2023 were $1.1 billion, up 22% compared with automotive net sales of $910.9 million for the first six months of 2022, primarily due to a 18% period over period increase in automotive mirror unit shipments. Domestic automotive mirror shipments in the six months ended June 30, 2023 increased 14% to 8.2 million units, compared with 7.2 million units in the same period in 2022. International automotive mirror shipments in the six months ended June 30, 2023 increased 20% to 17.4 million units, compared with the same period in 2022.
Other net sales were $22.7 million for the first six months of 2023, compared to $20.8 million for the same period last year. This increase is primarily due to the 176% increase in dimmable aircraft sales for the first six months of 2023 to $7.4 million, from $2.7 million for the same period in 2022. Fire protection sales decreased by 15% to $15.3 million for the first six months of 2023, compared to $18.1 million in the same period of 2022.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 67.6% for the first six months of 2023, versus 66.9% in the same period last year. The period over period decrease in the gross profit margin was primarily the result of raw material cost increases and prior commitments to annual customer price reductions, which were partially offset by fixed overhead and freight expense decreases, On a period over period basis, raw material increases and annual customer price reductions each had a separate negative impact of approximately 100 - 150 basis points on gross margin. Freight expense had a positive impact on gross margin of approximately 100 - 150 basis points, and fixed overhead leverage had a positive impact on gross margin of approximately 50 - 100 basis points on a period over period basis.
Operating Expenses. E, R & D expenses for the six months ended June 30, 2023 were $72.6 million, compared with $64.8 million for the same period last year. The 12% increase in E, R & D expenses, in the first six months of 2023 compared to the same period in 2022 was primarily due to additional staffing, professional fees, and new product development.

S, G & A expenses for the first six months of 2023 decreased $0.2 million to $54.7 million, when compared with the same period in 2022. S, G & A expenses were 5% of net sales in the first six months of 2023 and 6% of net sales in the same period in 2022.
Total Other Income (Loss). Total other income for the six months ended June 30, 2023 was $4.1 million, compared with a total other loss of $1.0 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.5% for the six months ended June 30, 2023, compared to 15.0% for the same period of 2022. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.
Net Income. Net income for the six months ended June 30, 2023 increased by $46.8 million or 29% to $206.7 million, versus $159.9 million in the same period last year. The increase in net income was primarily the result of the period over period increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the six months ended June 30, 2023 of $0.88, which compared to earnings per diluted share of $0.68 for the six months ended June 30, 2022.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2023 were $237.7 million, which increased $22.9 million, compared to $214.8 million as of December 31, 2022. The increase was primarily due to cash flows from operations, which was in large part offset by capital expenditures, dividend payments, investment purchases, and share repurchases during the six months ended June 30, 2023.
Short-term investments as of June 30, 2023 were $20.2 million, down from $23.0 million as of December 31, 2022, and long-term investments were $239.6 million as of June 30, 2023, up from $202.3 million as of December 31, 2022, primarily due to the $21.5 million investment in Adasky, as discussed in Note 3 of the financial statements.
Accounts receivable as of June 30, 2023 increased approximately $73.9 million compared to December 31, 2022, primarily due to the timing and increase of sales during the six months ended June 30, 2023. As of June 30, 2023, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of June 30, 2023 were $390.0 million, compared to $404.4 million as of December 31, 2022, primarily due to decreases in raw materials, which was partially offset by increases finished goods.

Accounts payable as of June 30, 2023 increased approximately $16.7 million to $168.5 million, when compared to December 31, 2022, primarily driven by month end payment timing and increased capital expenditures.
Accrued liabilities as of June 30, 2023 increased approximately $8.8 million compared to December 31, 2022, primarily due to an increase in accrued salaries and wages.
Cash flow from operating activities for the six months ended June 30, 2023 increased $52.5 million to $241.8 million, compared with $189.3 million during the same six month period last year, primarily due to an increase in net income and changes in working capital.
Capital expenditures for the six months ended June 30, 2023 were approximately $90.3 million, compared with approximately $58.0 million for the same period last year. The increase was primarily due to an increase in expenditures related to building and facility construction projects previously disclosed.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In the first quarter of 2022, the Company began construction on a 350,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project is still expected to be approximately $80 - $90 million, which will be funded with cash and cash equivalents on hand. The facility is expected to be operational in the fourth quarter of 2023. The Company has also begun construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand. The Company also entered into a multi-year lease for 32,000 square feet of manufacturing space at a location approximately 20 miles from its main campus that began operations during the second quarter of 2023.
The Company estimates that it currently has building capacity to manufacture approximately 42 - 45 million interior mirror units annually and approximately 17 - 20 million exterior mirror units annually, based on current product mix. The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.

The following is a summary of working capital and long-term investments:

	June 30, 2023	December 31, 2022
Working Capital	$749,244,410	$698,099,624
Long-Term Investments	239,621,466	202,331,983
Total	$988,865,876	$900,431,607

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including the COVID-19 pandemic, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and six months ended June 30, 2023, the Company repurchased 920,374 and 1,967,300 shares, respectively. The Company has 18,815,865 shares remaining under the plan as of June 30, 2023, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the second quarter of 2023, the Company reported net sales of $583.5 million, compared to net sales of $463.4 million in the second quarter of 2022, a 26% increase quarter over quarter and a new quarterly sales record for the Company. For the second quarter of 2023, global light vehicle production in North America, Europe, Japan/Korea, and China increased approximately 18%, when compared to the second quarter of 2022.

In the second quarter of 2023, the Company had 35 net new launches of interior and exterior auto-dimming mirrors and electronic features. Over 60% of the launches in the second quarter of 2023 were advanced feature launches with HomeLink® and Full Display Mirror® being the bulk of such launches.

PRODUCT UPDATE

Mirror Systems

In the second quarter of 2023, The People's Republic of China newly issued GB15084 and the related procedures, which allow for the Company's frameless inside mirrors to be used on vehicles in the China domestic market.

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

As of the second quarter of 2023, the Company is shipping production Full Display Mirrors® to fifteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, Maserati, Fiat, Mercedes, Ferrari, Ford, Hyundai, and Mazda. The

Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China has now released an updated version of its GB15084, which will be effective later in 2023, and allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fifteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all fifteen of these automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) for the Toyota Harrier in the second quarter of 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. During the second quarter of 2023, the Company also continued shipping auto-dimming mirrors containing DVR for both the Toyota Yaris and the Yaris Cross for the Japan market. This product is the first Gentex DVR product that has an app available to allow the consumer to pull recorded information from the mirror to a phone, which creates a more user friendly experience.
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
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In May 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in other markets like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

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

The Company has its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 Audi platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout the remainder of 2023 and 2024. The Company is also shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

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

Dimmable Devices

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In January 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X. During the third quarter of 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. As also previously announced, Airbus is now offering, as optional content, the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.

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

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products, including the current inflationary environment. The Company has been likewise affected by industry-wide parts shortages and global supply constraints and labor shortages.

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

OUTLOOK

The Company’s most recent forecasts for light vehicle production for the third quarter of 2023, and full years 2023 and 2024 are based on the mid-July 2023 S&P Global Mobility light vehicle production forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Third quarter of 2023 and calendar years 2023 and 2024 forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-July light vehicle production forecast)
(in Millions)
Region	Q3 2023	Q3 2022	% Change	Calendar Year 2024	Calendar Year 2023	Calendar Year 2022	2024 vs 2023 % Change	2023 vs 2022 % Change
North America	3.92	3.65	7%	15.84	15.47	14.30	2%	8%
Europe	3.84	3.63	6%	17.27	17.44	15.83	(1)%	10%
Japan and Korea	2.99	2.82	6%	11.60	12.37	11.14	(6)%	11%
China	6.27	7.39	(15)%	28.09	26.55	26.40	6%	1%
Total Light Vehicle Production	17.02	17.49	(3)%	72.80	71.83	67.67	1%	6%

Based on the aforementioned light vehicle production forecast and the results for the first six months of 2023, the Company is updating certain guidance for calendar year 2023 as shown below.
•Revenue is expected to be between $2.2 and $2.3 billion
•Gross Margin is expected to be between 32.5% and 33%
•Operating Expenses are expected to be approximately $260 to $270 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 16%
•Capital Expenditures are expected to be between $200 and $225 million
•Depreciation and Amortization is expected to be between $100 and $110 million

Due to ongoing volatility in customer orders and vehicle production volumes, supply chain constraints, the Ukraine-Russia war, labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; work stoppages stemming from automaker or labor union strikes; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which could disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2023, the Company has 18.8 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2024, the Company expects calendar year 2024 revenue of approximately $2.45 to $2.55 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended June 30, 2023, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2022 are set forth herein, including potential work stoppages stemming from automaker or union labor strikes.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; potential work stoppages stemming from automaker or union labor strikes; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; and the remaining impact of the COVID-19 (coronavirus) pandemic across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties now include the impacts of an inflationary environment, potential work stoppages stemming from automaker or union labor strikes, and supply chain and labor constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of July 14, 2023 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first six months of 2023, the Company repurchased 2.0 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events (including shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 1,967,300 shares during the first six months of 2023, the Company has 18.8 million shares remaining under the plan as of June 30, 2023.

The following is a summary of share repurchase activity during each month of the six month period ended June 30, 2023:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2023	—	—	—	20,783,165
February 2023	46,835	28.58	46,835	20,736,330
March 2023	1,000,091	27.12	1,000,091	19,736,239
1st Quarter 2023 Total	1,046,926	27.19	1,046,926

April 2023	—	—	—	19,736,239
May 2023	400,062	26.78	400,062	19,336,177
June 2023	520,312	27.64	520,312	18,815,865
2nd Quarter 2023 Total	920,374	27.28	920,374	19,736,239

2023 Total	1,967,300	27.23	1,967,300	18,815,865

As of June 30, 2023, the Company has repurchased 153,183,863 shares at a total cost of $2,654,214,597 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 3, 2023	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 3, 2023	/s/ Kevin C. Nash
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