Form 10-Q
period 2023-09-30
GENTEX CORP
filed 2023-11-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 27, 2023
Common Stock, $.06 Par Value	233,252,591

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2023
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2023 and December 31, 2022

	September 30, 2023 (Unaudited)	December 31, 2022 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,633,625	$214,754,638
Restricted Cash	—	4,000,000
Short-term investments	17,464,830	23,007,385
Accounts receivable, net	351,142,147	276,493,752
Inventories	395,452,780	404,360,270
Prepaid expenses and other	30,758,445	26,036,331
Total current assets	1,055,451,827	948,652,376

PLANT AND EQUIPMENT—NET	606,180,738	550,033,036

OTHER ASSETS
Goodwill	313,157,393	313,807,494
Long-term investments	272,615,535	202,331,983
Intangible assets, net	204,885,910	219,360,910
Deferred tax asset	36,513,490	25,528,700
Patents and other assets, net	69,513,945	67,515,425
Total other assets	896,686,273	828,544,512
Total assets	$2,558,318,838	$2,327,229,924

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$171,359,850	$151,740,046
Accrued liabilities	103,045,653	98,812,706
Total current liabilities	274,405,503	250,552,752

OTHER NON-CURRENT LIABILITIES	15,459,528	10,884,351

Total liabilities	289,865,031	261,437,103

SHAREHOLDERS’ INVESTMENT
Common stock	13,995,548	14,050,160
Additional paid-in capital	961,199,149	917,499,323
Retained earnings	1,306,931,850	1,148,386,272
Accumulated other comprehensive loss	(13,672,740)	(14,142,934)
Total shareholders’ investment	2,268,453,807	2,065,792,821
Total liabilities and shareholders’ investment	$2,558,318,838	$2,327,229,924

Note: The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET SALES	$575,848,490	$493,636,695	$1,710,082,647	$1,425,310,472

COST OF GOODS SOLD	384,407,857	346,435,670	1,150,821,744	969,330,474
Gross profit	191,440,633	147,201,025	559,260,903	455,979,998

OPERATING EXPENSES:
Engineering, research and development	40,197,517	33,541,331	112,825,054	98,373,737
Selling, general & administrative	28,826,587	26,868,154	83,479,285	81,717,848
Total operating expenses	69,024,104	60,409,485	196,304,339	180,091,585

Income from operations	122,416,529	86,791,540	362,956,564	275,888,413

OTHER INCOME (LOSS)
Investment income	3,851,967	1,496,852	9,682,096	3,205,452
Other loss, net	(1,788,335)	(2,126,039)	(3,559,613)	(4,828,119)
Total other income (loss)	2,063,632	(629,187)	6,122,483	(1,622,667)

INCOME BEFORE PROVISION FOR INCOME TAXES	124,480,161	86,162,353	369,079,047	274,265,746

PROVISION FOR INCOME TAXES	19,754,749	13,506,358	57,619,971	41,676,723

NET INCOME	$104,725,412	$72,655,995	$311,459,076	$232,589,023

EARNINGS PER SHARE: (1)
Basic	$0.45	$0.31	$1.33	$0.99
Diluted	$0.45	$0.31	$1.33	$0.99

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$104,725,412	$72,655,995	$311,459,076	$232,589,023

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(717,457)	17,751,603	(2,295,001)	13,723,857
Unrealized gains (losses) on debt securities, net	363,905	(4,442,743)	3,500,247	(15,652,081)

Other comprehensive (loss) income, before tax	(353,552)	13,308,860	1,205,246	(1,928,224)

Income tax impact related to components of other comprehensive income (loss)	76,420	(932,976)	735,052	(3,286,937)

Other comprehensive (loss) income, net of tax	(429,972)	14,241,836	470,194	1,358,713

Comprehensive income	$104,295,440	$86,897,831	$311,929,270	$233,947,736

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326
Issuance of common stock from stock plan transactions	605,637	36,338	10,385,712			10,422,050
Repurchases of common stock	(776,488)	(46,589)	(2,795,358)	(22,327,431)		(25,169,378)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock			10,948,031			10,948,031
Dividends declared ($0.12 per share)				(27,991,662)		(27,991,662)
Net income				104,725,412		104,725,412
Other comprehensive loss					(429,972)	(429,972)
BALANCE AS OF SEPTEMBER 30, 2023	233,259,143	$13,995,548	$961,199,149	$1,306,931,850	$(13,672,740)	$2,268,453,807

BALANCE AS OF JULY 1, 2022	235,132,265	$14,107,936	$900,576,404	$1,082,846,019	$(10,955,879)	$1,986,574,480
Issuance of common stock from stock plan transactions	315,433	18,926	3,351,010	—	—	3,369,936
Repurchases of common stock	(850,306)	(51,019)	(2,916,551)	(19,289,212)	—	(22,256,782)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,611,546	—	—	7,611,546
Dividends declared ($0.12 per share)	—	—	—	(28,151,347)	—	(28,151,347)
Net income	—	—	—	72,655,995	—	72,655,995
Other comprehensive loss	—	—	—	—	14,241,836	14,241,836
BALANCE AS OF SEPTEMBER 30, 2022	234,597,392	$14,075,843	$908,622,409	$1,108,061,455	$3,285,957	$2,034,045,664

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	1,833,596	110,016	24,194,845	—	—	24,304,861
Repurchases of common stock	(2,743,788)	(164,628)	(9,707,255)	(68,863,618)	—	(78,735,501)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	29,212,236	—	—	29,212,236
Dividends declared ($0.36 per share)	—	—	—	(84,049,880)	—	(84,049,880)
Net income	—	—	—	311,459,076	—	311,459,076
Other comprehensive income	—	—	—	—	470,194	470,194
BALANCE AS OF SEPTEMBER 30, 2023	233,259,143	$13,995,548	$961,199,149	$1,306,931,850	$(13,672,740)	$2,268,453,807

BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	1,284,615	77,077	12,288,026	—	—	12,365,103
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266	—	—	5,000,012
Repurchases of common stock	(3,290,496)	(197,430)	(11,042,381)	(82,268,993)	—	(93,508,804)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	22,973,113	—	—	22,973,113
Dividends declared ($0.36 per share)	—	—	—	(84,719,963)	—	(84,719,963)
Net income	—	—	—	232,589,023	—	232,589,023
Other comprehensive loss	—	—	—	—	1,358,713	1,358,713
BALANCE AS OF SEPTEMBER 30, 2022	234,597,392	$14,075,843	$908,622,409	$1,108,061,455	$3,285,957	$2,034,045,664

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$311,459,076	$232,589,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,001,177	73,289,065
(Gain) on disposal of assets	(271,510)	(56,257)
Loss on disposal of assets	250,435	22,096
(Gain) on sale of investments and equity method investment income	(2,747,586)	(391,378)
Loss on sale of investments and equity method investment losses	6,840,692	1,248,450
Change in deferred income taxes	(11,870,944)	4,785,787
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	29,212,236	22,973,113
Change in operating assets and liabilities:
Accounts receivable, net	(74,648,395)	(42,618,585)
Inventories	8,907,490	(102,018,719)
Prepaid expenses and other	(5,416,624)	(16,978,469)
Accounts payable	27,451,773	52,511,201
Accrued liabilities, excluding dividends declared	7,500,486	11,002,238
Net cash provided by operating activities	367,668,306	236,357,565

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	32,839,883	37,429,595
Maturities and calls	14,435,000	3,500,000
Purchases	(112,608,739)	(49,554,476)
Plant and equipment additions	(121,393,801)	(108,475,787)
Proceeds from sale of plant and equipment	185,610	91,949
Increase in other assets	(2,533,687)	(2,310,428)
Net cash used for investing activities	(189,075,734)	(119,319,147)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	24,304,861	12,365,103
Cash dividends paid	(84,159,105)	(84,941,178)
Repurchases of common stock	(76,859,341)	(83,840,290)
Net cash used for financing activities	(136,713,585)	(156,416,365)

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,878,987	(39,377,947)

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	218,754,638	262,311,670

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$260,633,625	$222,933,723

	Nine Months Ended September 30,
SUPPLEMENTAL CASH FLOW DATA	2023	2022
Non-cash investing and financing activities:
Property and equipment in accounts payable and accrued expenses and other current liabilities	$9,708,125	$5,064,356

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2022 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of operations and cash flows for the interim periods presented.

(2)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in the second quarter of 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in the third quarter of 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in the fourth quarter of 2020; and $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in the first quarter of 2021. The carrying value of Goodwill as of both September 30, 2023 and December 31, 2022 was $313.2 million and $313.8 million, respectively, as set forth in the table below:

Carrying Amount
Balance as of December 31, 2022	$313,807,494
Acquisitions	—
Divestitures	—
Impairments	—
Other	(650,101)
Balance as of September 30, 2023	$313,157,393

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. The impact of the UAW strike, component shortages, supply chain constraints, inflation, and labor shortages were considered in the most recently completed quarter, but did not indicate the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2023:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,170,904	$(27,611,804)	$11,559,100	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(150,000,000)	30,000,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(193,000,000)	$204,885,910

Total Patents & Other Intangible Assets	$437,056,814	$(220,611,804)	$216,445,010

As of December 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,653,851	$(27,820,383)	$12,833,468	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(138,750,000)	41,250,000	12 years
Existing Customer Platforms	43,000,000	(39,775,000)	3,225,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$397,885,910	$(178,525,000)	$219,360,910

Total Patents & Other Intangible Assets	$438,539,761	$(206,345,383)	$232,194,378

Amortization expense on patents and intangible assets was approximately $5.2 million and $15.6 million during the three and nine months ended September 30, 2023, respectively, compared to approximately $5.5 million and $16.6 million for the same periods ended September 30, 2022, respectively.

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

The Company also periodically makes technology investments in certain non-consolidated third parties. These equity investments are accounted for in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company's share of the earnings or losses of non-controlled affiliates, over which the Company exercises significant influence (generally a 20% to 50% common shares ownership interest), is included in the consolidated operating results using the equity method of accounting. The Company has also made technology investments in certain non-consolidated affiliates for common share ownership interests of less than 20% (where the Company does not have the ability to exercise significant influence). These equity investments are accounted for in accordance with ASC 321, Investments - Equity Securities. For these equity investments that do not have readily determinable fair values, and where the Company has not identified any observable events that would cause adjustment of the valuation to date, the equity investments are held at cost.

Such technology investments totaled approximately $125.3 million and $69.5 million as of September 30, 2023 and December 31, 2022, respectively. On March 9, 2023, the Company purchased a 15% equity investment in Adasky, LTD. for $21.5 million. On July 5, 2023, the Company purchased an additional 12% equity investment in Adasky, for an additional $21.5 million. Adasky is an Israeli-based leading developer and manufacturer of intelligent thermal sensing technologies. $2.2 million and $3.8 million of these technology investments are classified within Short-Term Investments in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. $123.1 million and $65.7 million of these investments are classified within Long-Term Investments in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2023 and December 31, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$260,633,625	$260,633,625	$—	$—
Short-Term Investments:
Certificate of Deposit	989,198	989,198	—	—
Corporate Bonds	1,927,301	—	1,927,301	—
Government Securities	5,176,215	—	5,176,215	—
Municipal Bonds	2,409,861	—	2,409,861	—
Other	4,723,625	1,256,600	3,467,025	—
Long-Term Investments:
Asset Backed Securities	21,064,870	—	21,064,870	—
Certificate of Deposit	740,950	740,950	—	—
Corporate Bonds	50,484,099	—	50,484,099	—
Government Securities	28,297,530	—	28,297,530	—
Municipal Bonds	47,583,725	—	47,583,725	—
Common Stock	1,386,988	1,386,988	—	—
Total	$425,417,987	$265,007,361	$160,410,626	$—

As of December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$214,754,638	$214,754,638	$—	$—
Restricted Cash	4,000,000	4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,736,163	1,736,163	—	—
Corporate Bonds	5,473,341	—	5,473,341	—
Government Securities	4,423,041	—	4,423,041	—
Municipal Bonds	5,174,773	—	5,174,773	—
Other	2,347,602	1,093,602	1,254,000	—
Long-Term Investments:
Asset-backed Securities	18,829,696	—	18,829,696	—
Certificate of Deposit	238,925	238,925	—	—
Corporate Bonds	36,310,477	—	36,310,477	—
Governmental Securities	36,532,634	—	36,532,634	—
Municipal Bonds	48,430,166	—	48,430,166
Common Stock	293,300	293,300	—	—
Total	$378,544,756	$222,116,628	$156,428,128	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2023 and December 31, 2022:

As of September 30, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(10,802)	$989,198
Corporate Bonds	1,982,128	—	(54,827)	1,927,301
Government Securities	5,198,015	—	(21,800)	5,176,215
Municipal Bonds	2,431,031	—	(21,170)	2,409,861
Other	4,723,625	—	—	4,723,625
Long-Term Investments:
Asset Backed Securities	21,273,402	—	(208,532)	21,064,870
Certificate of Deposit	750,000	—	(9,050)	740,950
Corporate Bonds	53,814,699	—	(3,330,600)	50,484,099
Government Securities	29,640,890	—	(1,343,360)	28,297,530
Municipal Bonds	51,881,686	378,802	(4,676,763)	47,583,725
Common Stock	1,637,386	2,311	(252,709)	1,386,988
Total	$174,332,862	$381,113	$(9,929,613)	$164,784,362

As of December 31, 2022:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,256	$—	$(14,093)	$1,736,163
Corporate Bonds	5,571,417	—	(98,076)	5,473,341
Government Securities	4,476,613	—	(53,572)	4,423,041
Municipal Bonds	5,223,500	—	(48,727)	5,174,773
Other	2,347,602	—	—	2,347,602
Long-Term Investments:
Asset-backed Securities	19,151,229	—	(321,533)	18,829,696
Certificate of Deposit	250,000	—	(11,075)	238,925
Corporate Bonds	40,410,206	—	(4,099,729)	36,310,477
Government Securities	39,637,461	—	(3,104,827)	36,532,634
Municipal Bonds	53,476,883	235,713	(5,282,430)	48,430,166
Common Stock	292,638	662	—	293,300
Total	$172,587,805	$236,375	$(13,034,062)	$159,790,118

Unrealized losses on investments as of September 30, 2023, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$1,340,283	$51,123,646
Loss duration of greater than one year	8,589,330	103,252,208
Total	$9,929,613	$154,375,854

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

Fixed income securities as of September 30, 2023 have contractual maturities as follows:

Due within one year	$10,502,575
Due between one and five years	98,587,270
Due over five years	49,583,904
$158,673,749

(4)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2023	December 31, 2022
Raw materials	$281,802,062	$304,184,004
Work-in-process	44,896,661	45,512,275
Finished goods	68,754,057	54,663,991
Total Inventory	$395,452,780	$404,360,270

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2023 and September 30, 2022:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings Per Share
Net Income	$104,725,412	$72,655,995	$311,459,076	$232,589,023
Less: Dividends and undistributed earnings allocated to participating securities	1,537,105	1,096,274	4,636,523	3,563,605
Net Income available to common shareholders	$103,188,307	$71,559,721	$306,822,553	$229,025,418

Basic weighted average shares outstanding	230,047,014	231,316,879	229,866,008	231,072,421
Net Income per share - Basic	$0.45	$0.31	$1.33	$0.99

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$103,188,307	$71,559,721	$306,822,553	$229,025,418
Reallocation of undistributed earnings	1,978	848	4,577	4,412
Net Income available to common shareholders - Diluted	$103,190,285	$71,560,569	$306,827,130	$229,029,830

Number of shares used in basic computation	230,047,014	231,316,879	229,866,008	231,072,421
Additional weighted average dilutive common stock equivalents	410,397	300,138	315,666	457,032
Diluted weighted average shares outstanding	230,457,411	231,617,017	230,181,674	231,529,453

Net Income per share - Diluted	$0.45	$0.31	$1.33	$0.99

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,384,066	2,456,463	1,410,341	1,526,986

(6)    Stock-Based Compensation Plans
As of September 30, 2023, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $10,948,031 and $29,212,236 for the three and nine months ended September 30, 2023, respectively. The Company recognized compensation expense for share-based payments of $7,611,546 and $22,973,113 for the three and nine months ended September 30, 2022, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2023, 9,733,895 share awards have been made under the Plan, resulting in 24,797,549 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,811,132	1.00	4,811,132
Restricted Stock	4,056,891	4.06	16,470,977
Performance Shares	865,872	4.06	3,515,440
Total	9,733,895		24,797,549
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of September 30, 2023, there was $8,461,373 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividend Yield (1)	1.72%	1.78%	1.74%	1.79%
Expected volatility (2)	28.66%	29.02%	28.89%	28.62%
Risk-free interest rate (3)	4.60%	4.06%	4.11%	3.16%
Expected term of options (years) (4)	4.14	4.15	4.15	4.15
Weighted-avg. grant date fair value	$8.40	$5.97	$7.54	$6.28
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2023, the Company had unearned stock-based compensation of $46,555,320 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2023 was $6,369,348 and $18,178,157, respectively. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2022 was $5,504,462 and $16,130,339, respectively.

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

As of September 30, 2023, the Company had unearned stock-based compensation of $18,288,329 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three and nine months ended September 30, 2023 was $2,463,158 and $4,600,386, respectively. Compensation expense related to these performance share grants in the three and nine months ended September 30, 2022 was $308,812 and $1,431,018, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three and nine months ended September 30, 2023 was $441,115 and $1,082,333, respectively.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of September 30, 2023, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2023, the Company has issued 250,369 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency translation adjustments:
Balance at beginning of period	$(5,609,783)	$(3,107,157)	$(4,032,239)	$920,589
Other Comprehensive (loss) income before reclassifications	(717,457)	17,751,603	(2,295,001)	13,723,857
Net current-period change	(717,457)	17,751,603	(2,295,001)	13,723,857
Balance at end of period	(6,327,240)	14,644,446	(6,327,240)	14,644,446

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(7,632,985)	(7,848,722)	(10,110,695)	1,006,655
Other Comprehensive (loss) income before reclassifications	(1,293,419)	(3,714,578)	(468,359)	(13,042,231)
Amounts reclassified from accumulated other comprehensive income	1,580,904	204,811	3,233,554	677,087
Net current-period change	287,485	(3,509,767)	2,765,195	(12,365,144)
Balance at end of period	(7,345,500)	(11,358,489)	(7,345,500)	(11,358,489)

Accumulated other comprehensive (loss) income, end of period	$(13,672,740)	$3,285,957	$(13,672,740)	$3,285,957
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains (losses) on available-for-sale debt securities
Realized gain (loss) on sale of securities	$(2,001,144)	$(259,254)	$(4,093,106)	$(857,072)	Investment income
Provision for income taxes	420,240	54,443	859,552	179,985	Provision for income taxes
Total net reclassifications for the period	$(1,580,904)	$(204,811)	$(3,233,554)	$(677,087)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of September 30, 2023, there was no outstanding balance on the Revolver.

As of September 30, 2023, the Company is in compliance with its covenants under the Credit Agreement.

(9)    Equity

The decrease in common stock during the nine months ended September 30, 2023, was primarily due to the repurchases of 2.7 million shares, partially offset by the issuance of 1.8 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 0.9 million shares.

The Company recorded a cash dividend of $0.120 per share during the third quarter of 2023 as compared to a cash dividend of $0.120 per share during the third quarter of 2022. The third quarter 2023 dividend of $28.0 million was declared on September 1, 2023 and was paid on October 18, 2023.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Automotive Products	$564,510,277	$480,937,253	$1,676,043,013	$1,391,840,835
Other	11,338,213	12,699,442	34,039,634	33,469,637
Total	$575,848,490	$493,636,695	$1,710,082,647	$1,425,310,472
Income (Loss) from operations:
Automotive Products	$121,875,176	$87,109,317	$362,044,032	$277,492,945
Other	541,353	(317,777)	912,532	(1,604,532)
Total	$122,416,529	$86,791,540	$362,956,564	$275,888,413

(12)    Income Taxes
The effective tax rate was 15.6% in the nine months ended September 30, 2023, compared to an effective tax rate of 15.2% for the same period in 2022. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(13)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2023	2022	2023	2022
Automotive Products
U.S.	$171,312,177	$147,865,393	$520,034,256	$435,877,621
Germany	72,169,634	65,508,444	226,739,945	204,653,773
Japan	73,330,091	63,797,497	229,664,642	165,215,741
Mexico	38,494,969	32,024,141	109,585,767	93,951,398
Other	209,203,406	171,741,778	590,018,403	492,142,302
Total Automotive Products	$564,510,277	$480,937,253	$1,676,043,013	$1,391,840,835
Other Products (U.S.)	11,338,213	12,699,442	34,039,634	33,469,637
Total Revenue	$575,848,490	$493,636,695	$1,710,082,647	$1,425,310,472

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political, and labor conditions; global supply chain constraints; unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; labor strikes, armed conflicts and acts of terrorism and war; and tariffs, quotas, customs and other import or export restrictions and other trade barriers.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2023	2022	2023	2022
Automotive Segment
Automotive Mirrors & Electronics	$531,423,832	$448,773,060	$1,577,792,206	$1,291,891,664
HomeLink Modules*	33,086,445	32,164,193	98,250,807	99,949,171
Total Automotive Products	$564,510,277	$480,937,253	$1,676,043,013	$1,391,840,835

Other Segment
Fire Protection Products	5,151,785	10,484,680	20,471,868	28,577,916
Aerospace Products	6,186,428	2,214,762	13,567,766	4,891,721
Total Other	$11,338,213	$12,699,442	$34,039,634	$33,469,637

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(14)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2023 was 3 years, with a weighted average discount rate of 6.3%.

Future minimum lease payments for operating leases as of September 30, 2023 were as follows:

Year ending December 31,

2023 (excluding the nine months ended September 30, 2023)	$499,620
2024	1,526,098
2025	1,058,401
2026	455,548
2027	215,734
Thereafter	—
Total future minimum lease payments	3,755,401
Less imputed interest	(189,042)
Total	$3,566,359

Accrued Liabilities	$1,633,120
Other Non-Current Liabilities	1,933,239
Total	$3,566,359

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)    Subsequent Event

On November 2, 2023, the Company acquired certain technology assets from eSight Corporation for approximately $18.9 million in cash, in addition to the 20% equity the Company previously held in the assets, as well as an earn out provision over a ten year period. The technology acquired from eSight provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. These assets will be classified within the Company's Other segment.

The Company will account for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER 2023 VERSUS THIRD QUARTER 2022
Net Sales. Net sales for the third quarter of 2023 increased by $82.2 million or 17%, when compared with the third quarter of 2022.
Automotive net sales for the third quarter of 2023 were $564.5 million, a 17% increase when compared with automotive net sales of $480.9 million in the third quarter of 2022. The 10% increase in automotive mirror unit shipments in the third quarter of 2023 to 12.6 million units, compared with 11.5 million units in the third quarter of 2022, was driven by a 12% quarter over quarter increase in exterior auto-dimming mirror unit shipments and a 9% quarter over quarter increase in interior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
North American Interior Mirrors	2,366	2,156	10%	7,192	6,444	12%
North American Exterior Mirrors	1,614	1,602	1%	5,033	4,532	11%
Total North American Mirror Units	3,980	3,758	6%	12,224	10,976	11%

International Interior Mirrors	5,709	5,287	8%	17,100	15,282	12%
International Exterior Mirrors	2,915	2,444	19%	8,918	6,926	29%
Total International Mirror Units	8,624	7,731	12%	26,018	22,208	17%

Total Interior Mirrors	8,076	7,443	9%	24,292	21,727	12%
Total Exterior Mirrors	4,529	4,046	12%	13,950	11,457	22%
Total Auto-Dimming Mirror Units	12,604	11,489	10%	38,242	33,184	15%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $11.3 million in the third quarter of 2023, compared to $12.7 million in the third quarter of 2022. Fire protection sales decreased to $5.2 million for the third quarter of 2023, compared to $10.5 million in the same quarter of last year. Dimmable aircraft sales increased during the third quarter of 2023 to $6.2 million, compared to $2.2 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.8% for the third quarter of 2023, versus 70.2% in the same quarter last year. The quarter over quarter increase in the gross profit margin was primarily the result of as a result of improved fixed overhead leverage, improvements in freight and tariff related costs, cost recoveries and price increases from customers, and improvements in product mix. However, some of these improvements were partially offset by increased raw material costs, labor costs, and scrap and yield loss increases, as compared to the third quarter of 2022. On a quarter over quarter basis, both decreases in freight expense and improved fixed overhead leverage each had a positive impact on gross margin of approximately 150 - 200 basis points, and customer cost recoveries and product mix each had a positive impact of approximately 50 - 100 basis points on gross margin. Raw material increases, labor cost, and scrap and yield loss each had a negative impact on gross margin of approximately 25-50 basis points on a quarter over quarter basis.
Operating Expenses. Engineering, research and development ("E, R & D") expenses for the third quarter of 2023 increased by $6.7 million, when compared with the third quarter of 2022.
.

Selling, general and administrative ("S, G & A") expenses increased by 7% or $2.0 million for the third quarter of 2023, compared to the third quarter of 2022, primarily due to increased staffing. S, G & A expenses were 5% of net sales in the third quarter of 2023 and 5% of net sales in the third quarter of 2022.

Total operating expenses were $69.0 million in the third quarter of 2023, an increase of 14% quarter over quarter or $8.6 million, compared to $60.4 million in the third quarter of 2022.

Total Other Income (Loss). Total other income for the third quarter of 2023 increased by $2.7 million, when compared with the third quarter of 2022.

Provision for Income Taxes. The effective tax rate was 15.9% for, and an income tax expense of $19.8 million was recorded in, the third quarter of 2023, compared to an effective tax rate of 15.7% for, and an income tax expense of $13.5 million recorded in, the same quarter of 2022. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2023 was $104.7 million, up from a net income of $72.7 million in the third quarter of 2022. The change in net income was primarily the result of quarter over quarter increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the third quarter of 2023 of $0.45, which compared to earnings per diluted share of $0.31 for the third quarter of 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2022
Net Sales. Net Sales for the nine months ended September 30, 2023 increased by $284.8 million or 20%, when compared with the same period in 2022.
Automotive net sales for the first nine months of 2023 were $1.7 billion, up 20% compared with automotive net sales of $1.4 billion for the first nine months of 2022, primarily due to a 15% period over period increase in automotive mirror unit shipments. Domestic automotive mirror shipments in the nine months ended September 30, 2023 increased 11% to 12.2 million units, compared with 11.0 million units in the same period in 2022. International automotive mirror shipments in the nine months ended September 30, 2023 increased 17% to 26.0 million units, compared with 22.2 million units in the same period in 2022.
Other net sales were $34.0 million for the first nine months of 2023, compared to $33.5 million for the same period last year. This increase is primarily due to the 177% increase in dimmable window aircraft sales for the first nine months of 2023 to $13.6 million, from $4.9 million for the same period in 2022. Fire protection sales decreased by 28% to $20.5 million for the first nine months of 2023, compared to $28.6 million in the same period of 2022.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 67.3% for the first nine months of 2023, versus 68.0% in the same period last year. The period over period increase in the gross profit margin was primarily the result of improved fixed overhead leverage, cost recoveries and customer price increases, and freight expense decreases. These were partially offset by increases in raw material costs and labor costs, as well as prior commitments to annual customer price reductions. On a period over period basis, freight expense and fixed overhead leverage each had a positive impact on gross margin of approximately 100 - 150 basis points. Cost recoveries and customer price increases had a positive impact on gross margin of approximately 50 - 100 basis points on a period over period basis. Raw material cost increases and annual customer price reductions each had a negative impact of approximately 50 - 150 basis points on gross margin on a period over period basis.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2023 were $112.8 million, compared with $98.4 million for the same period last year. The 15% increase in E, R & D expenses, in the first nine months of 2023 compared to the same period in 2022 was primarily due to additional staffing, professional fees, and new product development.

S, G & A expenses for the first nine months of 2023 increased $1.8 million to $83.5 million, when compared to $81.7 million for the same period in 2022. S, G & A expenses were 5% of net sales in the first nine months of 2023 and 6% of net sales in the same period in 2022. S, G, & A expenses increased on a year over year basis primarily due to increased staffing.
Total Other Income (Loss). Total other income for the nine months ended September 30, 2023 was $6.1 million, compared with a total other loss of $1.6 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.6% for the nine months ended September 30, 2023, compared to 15.2% for the same period of 2022. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.
Net Income. Net income for the nine months ended September 30, 2023 increased by $78.9 million or 34% to $311.5 million, compared to $232.6 million in the same period last year. The increase in net income was primarily the result of the period over period increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the nine months ended September 30, 2023 of $1.33, compared to earnings per diluted share of $0.99 for the nine months ended September 30, 2022.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2023 were $260.6 million, an increase of $45.9 million, compared to $214.8 million as of December 31, 2022. The increase was primarily due to cash flows from operations, which were partially offset by capital expenditures, investment purchases, dividend payments, and share repurchases during the nine months ended September 30, 2023.
Short-term investments as of September 30, 2023 were $17.5 million, down from $23.0 million as of December 31, 2022, and long-term investments were $272.6 million as of September 30, 2023, up from $202.3 million as of December 31, 2022, primarily due to the $43.0 million investment in Adasky, as discussed in Note 3 of the consolidated financial statements.
Accounts receivable as of September 30, 2023 increased approximately $74.6 million compared to December 31, 2022, primarily due to the increase in sales and timing thereof during the nine months ended September 30, 2023. As of September 30, 2023, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of September 30, 2023 were $395.5 million, compared to $404.4 million as of December 31, 2022, primarily due to decreases in raw materials, which was partially offset by increases in finished goods.

Accounts payable as of September 30, 2023 increased approximately $19.6 million to $171.4 million, when compared to December 31, 2022, primarily driven by month end payment timing and increased capital expenditures.
Accrued liabilities as of September 30, 2023 increased approximately $4.2 million compared to December 31, 2022, primarily due to an increase in accrued salaries and wages.
Cash flow from operating activities for the nine months ended September 30, 2023 increased $131.3 million to $367.7 million, compared with $236.4 million during the same nine month period last year, primarily due to an increase in net income and changes in working capital.
Capital expenditures for the nine months ended September 30, 2023 were approximately $121.4 million, compared with approximately $108.5 million for the same period last year. The increase was primarily due to an increase in expenditures related to building and facility construction projects previously disclosed.
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

The following is a summary of working capital and long-term investments:

	September 30, 2023	December 31, 2022
Working Capital	$781,046,324	$698,099,624
Long-Term Investments	272,615,535	202,331,983
Total	$1,053,661,859	$900,431,607

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including, but not limited to, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and nine months ended September 30, 2023, the Company repurchased 776,488 and 2,743,788 shares, respectively. The Company has 18,039,377 shares remaining under the plan as of September 30, 2023, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2023, the Company reported net sales of $575.8 million, compared to net sales of $493.6 million in the third quarter of 2022, a 17% increase quarter over quarter. For the third quarter of 2023, global light vehicle production in North America, Europe, Japan/Korea, and China increased approximately 5%, when compared to the third quarter of 2022.

In the third quarter of 2023, the Company had 28 net new launches of interior and exterior auto-dimming mirrors and electronic features. Over 70% of the launches in the third quarter of 2023 were advanced feature launches, with HomeLink® and Full Display Mirror® being the bulk of such launches.

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

As of the third quarter of 2023, the Company is shipping production Full Display Mirrors® to fifteen different automaker customers, which are General Motors, Subaru, Toyota, Nissan, Jaguar Land Rover, Mitsubishi, Aston Martin, Stellantis, Maserati, Fiat, Mercedes, Ferrari, Ford, Hyundai, and Mazda. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

To enhance capability and usability of the Company's Full Display Mirror®, the Company previously introduced its three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety, and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window based camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors, while the corresponding side-view video feed appears in the display until the vehicle passes.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China has now released an updated version of its GB15084, which will be effective later in 2023, and allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain a primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with fifteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all fifteen of these automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) for the Toyota Harrier in the second quarter of 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. During the third quarter of 2023, the Company also continued shipping auto-dimming mirrors containing DVR for both the Toyota Yaris and the Yaris Cross for the Japan market. This product is the first Gentex DVR product that has an app available to allow the consumer to pull recorded information from the mirror to a phone, which creates a more user friendly experience.
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

The final rule issued by NHTSA for adaptive driving beams (AEB) was made effective February 22, 2022. The Company believes its adaptive SmartBeam® (dynamic lighting system), which has been manufactured and sold for many years in jurisdictions outside the United States, will be permitted under the NHTSA Final Rule.
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. During the first quarter of 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In May 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in other markets, like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

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

The Company previously announced its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 Audi platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout the remainder of 2023 and 2024. The Company is also shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In April 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

Further, the Company has previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other current biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink Connect®. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in January 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In November 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's Integrated Toll Module® and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base, while introducing new users to the benefits of the transactional vehicle.

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

On November 2, 2023, the Company acquired certain technology assets from eSight Corporation for approximately $18.9 million in cash, in addition to the 20% equity the Company previously held in the assets, as well as an earn out provision. The technology acquired from eSight provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease.

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

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company can be affected by uncertain economic conditions that can reduce demand for its products, including the current inflationary environment. The Company has been likewise affected by industry-wide parts shortages and global supply constraints and labor shortages, as well as the UAW strikes.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the fourth quarter of 2023, and full years 2023 and 2024 are based on the mid-October 2023 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Fourth quarter of 2023, and calendar years 2023 and 2024, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2023	Q4 2022	% Change	Calendar Year 2024	Calendar Year 2023	Calendar Year 2022	2024 vs 2023 % Change	2023 vs 2022 % Change
North America	3.24	3.55	(9)%	16.29	15.20	14.30	7%	6%
Europe	4.58	4.32	6%	17.44	17.71	15.83	(2)%	12%
Japan and Korea	3.32	3.12	6%	12.14	12.69	11.14	(4)%	14%
China	7.85	7.27	8%	28.05	27.89	26.40	1%	6%
Total Light Vehicle Production	18.99	18.26	4%	73.92	73.49	67.67	1%	9%

Based on the aforementioned light vehicle production forecast and the results for the first nine months of 2023, the Company has updated certain guidance for calendar year 2023, included in what is shown below.
•Revenue is expected to be between $2.2 and $2.3 billion
•Gross Margin is expected to be between 32.5% and 33%
•Operating Expenses are expected to be approximately $260 to $270 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 15.5%
•Capital Expenditures are expected to be between $200 and $215 million
•Depreciation and Amortization is expected to be between $95 and $100 million

Due to ongoing volatility in customer orders and vehicle production volumes, work stoppages stemming from labor union strikes, the Ukraine-Russia war, Israel-Hamas war, labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; the UAW strikes; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and could further disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2023, the Company has 18.0 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2024, the Company still expects calendar year 2024 revenue of approximately $2.45 to $2.55 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended September 30, 2023, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2022 are set forth herein, including potential work stoppages stemming from automaker or union labor strikes.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; potential work stoppages stemming from automaker or union labor strikes; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation including securities litigation relating to the conduct of our business; and the remaining impact of the COVID-19 (coronavirus) pandemic across our business on demand, operations, and the global supply chain. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include the impacts of the UAW strikes and COVID-19 (coronavirus) pandemic and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates.. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of October 16, 2023 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first nine months of 2023, the Company repurchased 2.7 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events (including shutdowns related to the microchip shortage as well as other supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 2,743,788 shares during the first nine months of 2023, the Company has 18.0 million shares remaining under the plan as of September 30, 2023.

The following is a summary of share repurchase activity during each month of the nine month period ended September 30, 2023:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2023	—	—	—	20,783,165
February 2023	46,835	28.58	46,835	20,736,330
March 2023	1,000,091	27.12	1,000,091	19,736,239
1st Quarter 2023 Total	1,046,926	27.19	1,046,926

April 2023	—	—	—	19,736,239
May 2023	400,062	26.78	400,062	19,336,177
June 2023	520,312	27.64	520,312	18,815,865
2nd Quarter 2023 Total	920,374	27.28	920,374

July 2023	—	—	—	18,815,865
August 2023	210,525	32.51	210,525	18,605,340
September 2023	565,963	32.38	565,963	18,039,377
3rd Quarter 2023 Total	776,488	32.41	776,488

2023 Total	2,743,788	28.70	2,743,788	18,039,377

As of September 30, 2023, the Company has repurchased 153,960,351 shares at a total cost of $2,679,383,973 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 3, 2023	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 3, 2023	/s/ Kevin C. Nash
Kevin C. Nash
Vice President, Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer) on behalf of Gentex Corporation

EXHIBIT INDEX

Exhibit No.	Description
10	Speciman Form of Gentex Corporation Restricted Stock Unit Award Agreement
31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase