Form 10-K
period 2023-12-31
GENTEX CORP
filed 2024-02-22
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2023 or

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), 233,429,994 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $6,816,999,891 computed at the closing price on that date.

As of February 1, 2024, 231,491,896 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2023
FORM 10-K

.
Part I

Item 1.        Business.

(a)General Development of Business

Gentex Corporation (the "Company") was incorporated as a Michigan corporation in 1974. The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, dimmable glass, and fire protection technologies, including: automatic-dimming rearview and non-dimming mirrors and electronics for the automotive industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics that are value added features to the interior and exterior automotive rearview mirrors as well as electronics for interior visors, overhead consoles, and other locations in the vehicle. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.

At its inception, the Company manufactured smoke detectors, a product line that has since evolved to include a variety of fire protection technologies. In the early 1980's, the Company introduced an interior electromechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications. In the late 1980's, the Company introduced an interior electrochromic automatic-dimming rearview mirror for automotive applications. In the early 1990's, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications. In the late 1990's, the Company began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat; convex; and aspheric. In 2005, the Company began making volume shipments of its bezel-free exterior automatic dimming mirror. In 2010 the Company began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors.

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

In 2022, the Company obtained an approximate 20% equity share in GreenMarbles, in the ordinary course of business. GreenMarbles is a leading provider of sustainable solutions for integration into properties. The Company intends for this relationship to promote the HomeLink Connect® App with property developers and contractors.

On May 1, 2023, the Company announced a partnership, in the ordinary course of business, with Adasky Ltd. ("Adasky"), a developer and manufacturer of intelligent, high-resolution thermal sensing systems for vehicle safety and perception applications and smart city roadway solutions. In addition to the partnership, the Company has obtained an approximate 27% equity share in Adasky.

On November 2, 2023, the Company acquired certain technology assets from eSight Corporation ("eSight"), in the ordinary course of business. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight wearables are inspected and registered by public health officials. Esight 4, which is the fourth generation of the product, is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. The Company has been developing, initially for contract manufacture and now as the owner, the technology, referred to as eSightGo. Deliveries of eSightGo to customers are expected to begin in calendar year 2024.

On January 8, 2024, the Company announced a partnership, in the ordinary course of business, with Solace Power, an innovative wireless power transfer technology company. This collaboration is intended to further develop, manufacture, and commercialize Solace Power’s unique wireless power systems for a wide variety of industries. In addition to the partnership, the Company obtained an approximate 13% equity share in Solace Power. The Company believes Solace Power’s technology not only has immediate applications in the current Company product portfolio, but can also play an important role in the Company’s continued expansion into new markets.

On January 9, 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE. PLACE offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE portfolio of smart-home solutions is designed to address the nuanced safety requirements of various home spaces. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and VOC detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application.

Automotive revenues represent approximately 98% of the Company's total revenue in 2023, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

(b)[Reserved]

(c)Description of Business

The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, dimmable glass, and fire protection technologies, including: automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry.

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, consisting primarily of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, interior driver and cabin monitoring systems, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays, including the FDM® product. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

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

The Company manufactures other automotive electronics products through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Certain of the Company's newer features can be located either in the rearview mirror or other locations in the vehicle. Additionally, as the Company expands its FDM® product and the ITM® system, rearward facing video cameras, digital video recording, and integrated toll transponders are being produced and sold.

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for original equipment manufacturers ("OEMs"), automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2023.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the largest supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International ("Magna"), Fudi Technology, Aolian, Ultronix, Tokai Rika Company, SMR Automotive, Intertech, Adayo, Sincode, Mike Shanghai, Guangdong Yangfeng Electronic Technology Co. Ltd. Licon, MirrorTech, Amblilight, and Chongqing Yimei. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect®, frameless mirror designs, compass displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development include: biometric authentication systems, hybrid and fully digital camera monitoring systems ("CMS"), driver and cabin monitoring systems, cabin sensing systems, touch screen displays for mirrors, and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices, which include sunroof and moon roof applications, driver and passenger windows, interior sun-visors and other window surfaces in vehicles, among others. The Company is also in development of small-scale dimmable devices that darken to improve contrast and legibility for transparent displays, concealment of sensors, and to dynamically adjust camera exposure.
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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, Faraday Future, Ferrari, Ford Motor Co., Geely/Volvo, General Motors, Harley Davidson, Honda Motor Co., Hyundai/Kia, Lucid Motors, Mazda, Maruti Suzuki, Mahindra & Mahindra, McLaren, Polaris, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Stellantis, Subaru, Suzuki, Tata Motors, Tesla, TOGG Inc., Toyota Motor Company, Volkswagen Group, VOXX International, as well as shipments to domestic China manufacturers (BYD, Chery, Dongfeng, FAW, Great Wall Motors, Human Horizon, King Long, Lixiang Auto, NIO, SAIC, and Xpeng EV).
Revenues by major geographic area are disclosed in Note 7 of the Consolidated Financial Statements.
Historically, new products and technologies have penetrated high-end vehicles and premium trim/option packages to begin. As consumer demand increases for such advanced technologies, more OEMs shift to offer a variety of trim packages and option packages for each of their vehicles, creating a range of available pricing and technologies across their lineups. In some instances, Company products such as the FDM® appeal to consumers who are interested in new technology, while also resolving rearward vision limitations created by vehicle design changes that increase aerodynamics. The Company has contributed to this differentiation strategy, allowing OEMs to maximize profitability and optionality by providing profitable, mirror-based and in-vehicle technologies that consumers demand. As more consumers have become familiar with interior and exterior dimming mirrors, HomeLink®, FDM®, ITM®, and other Company technologies, consumers have continued to select these technologies in their subsequent vehicles, driving further market and nameplate penetration as OEMs launch new vehicles and expand into new markets. Where OEMs had historically used Company technologies only to differentiate from one another, they now also use Company technologies to differentiate trim lines across their own nameplates. In new markets, emerging OEMs have recognized the need to include Company products in their vehicles to compete with global OEMs.
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the largest supplier to the automotive industry with an approximate 89% market share worldwide in 2023. While the Company believes it will retain a significant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of

Magna, continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and appears to have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, primarily within the domestic China automotive market. Moreover, other companies have products that are competitive to the Company's FDM® system, and Chinese domestic mirror suppliers have begun marketing and selling these products, within the domestic China market. Further, two Japan manufacturers (Murakami and Panasonic) have begun selling and marketing competitive FDM® type products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
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

In 2022, the Company obtained an approximate 20% equity share in GreenMarbles, in the ordinary course of business. GreenMarbles is a leading provider of sustainable solutions for integration into real properties. The Company intends for this relationship to promote the HomeLink Connect® App with real property developers and contractors.

The Company believes its electrochromic automatic-dimming mirrors and mirrors with advanced electronic features offer significant performance advantages over competing products and the Company makes significant research and development investments to continue to increase and improve the performance advantages of its products and to potentially add new products.

There are numerous other companies in the world conducting research on various technologies, including electrochromics, for controlling light transmission and reflection. The Company currently believes that the electrochromic materials and manufacturing process it uses for automotive mirrors remains the most efficient and cost-effective way to produce these products. The Company has also continued to invest in new technologies to improve manufacturing processes. In 2020, the Company, in the ordinary course of business, completed the acquisition of Argil, Inc., an electrochromic technology and research and development company, which the Company anticipates using to complement and expand its product offerings and leverage for manufacturing efficiencies. While automatic-dimming mirrors using other technologies may eliminate glare, the Company currently believes that each of these other technologies have inherent cost or performance limitations as compared to the Company's technologies.
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its: CMOS imager technology for additional features (i.e. SmartBeam®, FDM®, rear video camera, digital video recorder, etc.), hybrid and fully digital CMS technology, and driver and cabin monitoring systems, the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that present a formidable competitive threat in the future as new products/features and technologies are brought to market.
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
The Company’s success with electrochromic technology provides potential opportunities and use cases for other commercial applications, which the Company continues to explore. including, but not limited to passenger smart-lighting that automatically optimizes illumination for various in-flight activities like reading, dining, or computer work; biometric systems for personalizing the in-flight experience; and in-cabin particulate and chemical sensors for monitoring cabin air quality.
Fire Protection Technologies

The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, photoelectric smoke alarms and electrochemical carbon monoxide alarms, electrochemical carbon monoxide alarms and detectors, audible and visual signaling appliances, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential establishments. On January 9, 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE. PLACE offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE portfolio of smart-home solutions is being designed to address the nuanced safety requirements of various home spaces. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and VOC detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application.
Markets and Marketing. The Company’s fire protection technologies are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to OEMs of fire protection systems under both the Company’s brand name and private labels. The Company markets its fire protection products primarily in North America, but also globally through regional sales managers and manufacturer representative organizations. The Company's PLACE products are being sold to retailers.
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

Medical Products and Development

In 2020 the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

On November 2, 2023, the Company acquired certain technology assets from eSight. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight wearables are inspected and registered by public health officials. eSight4 is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. Deliveries of eSightGo are expected to begin in 2024.

Markets and Marketing. The Company markets and sells the eSight smart glasses directly to consumers that have visual impairments or eye conditions, The Company also sells the eSight product through authorized distributors.

Trademarks and Patents

The Company owns 50 U.S. Registered Trademarks and 772 U.S. Patents, of which 40 Registered Trademarks and 641 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, smart lighting technology, and/or HomeLink® products. These patents expire at various times between 2024 and 2044. The Company believes that these patents provide the Company a competitive advantage in its markets, although no single patent is necessarily required for the success of the Company’s products.

The Company also owns 399 foreign Registered Trademarks and 1,458 foreign patents, of which 384 Registered Trademarks and 1,125 patents relate to electrochromic technology, automotive rearview mirrors, microphones, displays, cameras, sensor technology, and/or HomeLink® products. These patents expire at various times between 2024 and 2048. The Company believes that the competitive advantage derived in the relevant foreign markets for these patents is comparable to that applicable in the U.S. market.

The Company owns 76 U.S. Patents and 99 foreign patents that relate specifically to the Company’s variable dimmable windows. The U.S. Patents expire at various times between 2026 and 2044, while the foreign patents expire at various times between 2027 and 2040.

The Company owns 10 U.S. Registered Trademarks, 20 U.S. Patents, 15 foreign Registered Trademarks, and 12 foreign patents that relate to the Company’s fire protection products. The U.S. Patents expire at various times between 2026 and 2043, while the foreign patents expire at various times between 2026 and 2030. The Company believes that the competitive advantage provided by these patents is relatively small.

The Company also has in process 169 U.S. Patent applications, 257 foreign patent applications, and 35 Registered Trademark applications. The Company continuously seeks to improve its core and acquired technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications.

In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company's business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Human Capital Resources
As of February 1, 2024, the Company had 6,245 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

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

The Company's DE&I initiatives are supported by its VP of Diversity, Equity, & Inclusion and DE&I Council, which helps implement specific diversity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's DE&I Council is led by Mr. Joe Matthews, VP of Diversity, Equity, & Inclusion and includes employees from a variety of departments. The Company's DE&I initiatives are further supported by the DE&I Advisory Board, which is led by Mr. Matthews, and includes various executives, including the CEO, and two external members who are experts in the field of diversity, equity, and inclusion.

As a part of DE&I initiatives, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds who work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women@Gentex and Gentex V.E.T.S. In 2023, the Company received a Pillar Award from the Women’s Resource Center in Grand Rapids for advancing women in the workplace. The Michigan Veterans Affairs agency awarded the Company a silver-level veteran-friendly employer status in recognition of the support and access to resources that the Company provides for military veterans.

In 2022, the Company also established a separate DE&I council in Salt Lake City to serve the Company employees who work at the research and development office located there. This separate council has supported students from diverse backgrounds and sponsored events to raise awareness to global causes.

DE&I efforts at the Company extend to the supply base as well, where the Company has been recognized for ongoing efforts to increase supplier relationships with certified minority, woman, veteran, and LGBTQ+-owned enterprises. In fact, the Company mentors certain such suppliers to help them develop the business systems and technological improvements necessary to support future growth. The Company is a member of, or otherwise involved in, the Michigan Minority Supplier Development Council, Original Equipment Supplier's Association - Diversity & Inclusion, Board of Governors, Consumer Technology Association - D&I Group, Michigan Diversity Connection, West Michigan Hispanic Chamber of Commerce, and the Great Lakes Women's Business Council.

Hiring rates, voluntary and involuntary turnover rates, internal rates of hiring and promotion, and safety records are measures of the Company's success in human capital management. While hiring and diversity policies are in place to remain on track in terms of appropriate human resources management, the DE&I efforts have furthered the process of creating a welcoming environment so the Company can hire and retain the best people. The Company produces a Sustainability Report, referenced below, providing more information regarding diversity and corporate responsibility. To ensure an excellent and increasingly diverse employment base, the Company has added Spanish speaking manufacturing lines, which involve translating materials for recruiting, orientation, on-boarding, training, and work in the Spanish language. The Company’s Director of Talent Acquisition was honored as one of the 25

Most Influential Latinos in West Michigan for his work to promote the Company’s Limited English Proficiency Program. The Company was also presented with a DE&I Champion Award from the MEMA Original Equipment Suppliers Association for championing the spirit of DEI within the organization and in the communities where its employees live.

Moreover, the Company's DE&I efforts related to actively developing and using minority, women, and veteran-owned suppliers have been acknowledged and recognized by multiple OEM customers. In fact, Toyota Motor Engineering & Manufacturing North America, Inc. has specifically recognized the Company's efforts over the last 10 years to increase supplier relationships with minority business enterprises. The Company has also won supplier diversity awards from Honda, Nissan, and Toyota.

In 2022, the Company established the Gentex Foundation, which provides financial grants to organizations across the country in support of economic development, children's services, public health, housing assistance and diversity initiatives among other causes. The Gentex Foundation is managed by a board of directors that reviews grant applications with a particular focus on communities where Company employees live and work, consistent with the organization's values of integrity, compassion, innovation and diversity. Employees are encouraged to organize on-site fundraisers and to spend time volunteering at worthy charitable organizations in addition to giving financially. Support is also provided to a number of minority organizations in keeping with the Company's DE&I efforts and to continue to build an even more diverse and skilled workforce.

The Company's Board of Directors (the "Board") has regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and DE&I strategies; and corporate culture. The Board and management know that the right talent is required to implement the Company's strategies. As such, the Board works with management appropriately regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board has access to all levels of employees in the Company in its efforts to properly oversee human resources and DE&I issues.

The Company's commitment to DE&I is very apparent by the inclusiveness of the Board. The Board and the Nominating and Corporate Governance Committee have taken concrete actions to increase Board diversity, including use of various resources and environments to identify qualified and diverse director candidates. Such candidates are contacted and interviewed in order to continue to build an even more diverse, qualified, and capable Board. In the Company's 2023 Proxy Statement, the Company disclosed Board diversity information as required by NASDAQ, and will continue to do so in the future.

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

Waste and Recycling. The Company also has robust waste and recycling strategies, tracking solid waste to landfill, solid waste recycled, and regulated waste. As a part of its strategies, the Company has committed to the following landfill avoidance goals:

–By 2026, 20% below 2020 levels
–By 2031, 60% below 2020 levels
–By 2041, 90% below 2020 levels
–By 2045, 100% zero landfill waste

Initiatives. With respect to sustainability initiatives, the Company has undertaken a number of actions related to energy, waste stewardship, water management, and environmental protection. Regarding energy, the Company: utilizes software-managed and occupancy-sensor controlled lighting in all facilities; has air economizers and energy recovery units in HVAC systems; utilizes energy efficient fluorescent lighting; has certain white material roofs to reflect sunlight; has insulated metal panel systems for exterior walls (for energy efficiency); captures excess heat from compressed air systems and uses it to preheat/temper water used in production; takes excess water from production processes to use in boiler/snow melt water; and installed a centralized water chiller plant to lower energy use. Regarding waste stewardship, the Company improved its cleaning method for certain products to reduce material usage preventing thousands of pounds of additional waste material and uses recycled materials in facility carpets. In terms of waste management, the Company: put in place a water recovery system that significantly reduced overall water usage; collects storm water to reduce discharge into municipal drain systems; implemented irrigation software to monitor weather conditions thereby reducing water consumption; and diligently works to monitor and reduce potential pollutants in its facilities. In terms of environmental protection, the Company has: integrated “green roofs”; adopted a highway to clean waste from public lands; constructed wetland and wildlife habitat areas; and acquired property which includes natural wetlands. As regards transportation, the Company maintains: 30 electric vehicle charging stations; a bicycle fleet for travel between facilities; a bus shelter to encourage bus ridership; and Sweed banding choppers at certain facilities to reduce frequency of trips to recycling.

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

Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation, including securities litigation relating to the conduct of our business; and force majeure events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of January 16, 2024 (http://www.gentex.com/forecast-disclaimer).

The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 98% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, including inflation, continues to be uncertain, and continues to cause financial and production stresses evidenced by volatile automotive production levels, volatility with customer orders, supplier part and material shortages (especially electronics components), automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity raw material cost increases, supply constraints, tariffs, consumer vehicle preference shifts (where we have a lower penetration rate and lower content per vehicle), and supply chain stresses. If automotive customers (including their Tier 1 suppliers) and suppliers experience significant plant shutdowns, work stoppages, strikes, part shortages, etc., it will further disrupt our shipments to these customers, which could adversely affect our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases and supply chain constraints. This brings increased risk of delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2023 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Volkswagen Group, Toyota Motor Company, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) could have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience ongoing pricing pressures from our automotive customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset the pricing pressures with price adjustments, engineering and purchasing cost reductions, productivity improvements, increases in unit shipments of mirrors and electronics with advanced features, and/or new or advanced technologies, each of which pose ongoing challenges, which continue to adversely impact our business, financial condition, and/or results of operations.
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
Tariffs. The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty on tariffs and trade. Previously enacted tariffs have increased the Company's input costs and challenge the Company's competitive position in foreign markets. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment interferes with automotive supply chains and have a continued negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from one location. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have a further adverse impact on our business.

Competition. We recognize that Magna Mirrors, our main competitor, has considerably more resources available to it, and presents a formidable competitive threat. Additionally, other companies have demonstrated products that are competitive to our FDM® system and other products. We acknowledge that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
On March 31, 2014 the Alliance of Automobile Manufacturers petitioned the National Highway Traffic Safety Administration ("NHTSA") to allow automakers to use CMS as an option to replace conventional rearview mirrors within North America, however, no final rule or legislation was made in response to this petition. At the annual SAE Government-Industry Meeting in January 2017, NHTSA requested that SAE develop Recommended Procedures for test protocols and performance criteria for CMS that would replace mirror systems on light vehicles in the U.S. market. SAE assigned the task to the Driver Vision Committee, and the SAE Driver Vision Committee created a CMS Task Force to draft the Recommended Procedures. NHTSA published a report dated October 2018 related to camera monitoring systems for outside mirror replacements. On October 10, 2019, an Advanced Notice of Proposed Rulemaking (ANPRM) was published seeking public comment on permitting camera-based rear visibility systems, as an alternative to inside and outside rearview mirrors required under Federal motor vehicle safety standard (FMVSS) No. 111, “Rear Visibility,” which currently requires that vehicles be equipped with rearview mirrors to provide drivers with a view of objects that are to their side or to their side and rear. This ANPRM builds on NHTSA's prior efforts to obtain supporting technical information, data, and analysis on CMS so that the agency can determine whether these systems can provide the same level of safety as the rearview mirrors currently required under FMVSS No. 111. The ANPRM states that one reason NHTSA is seeking additional information is because research conducted by NHTSA and others between 2006 and 2017 has consistently shown that prototype and preproduction camera-based rear visibility systems can exhibit safety-relevant performance issues. In November 2022, NHTSA conducted a public meeting and discussed the on-going research of this technology.
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. In 2023, China released and made effective an updated version of its GB15084, which allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's FDM® since 2015 and has, in the ordinary course of business, been awarded programs with fourteen (14) OEM customers. The Company is currently shipping production FDM® to all fourteen of these customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company has previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
Supply Chain Disruptions. As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain have occurred, are occurring, and may continue to occur due to the industry-wide parts shortages, labor shortages, and other global supply chain constraints. We have and continue to take a number of steps to mitigate the current supply chain challenges, which include strategies involving the additional procurement of available raw materials to prepare for assembling finished goods more quickly when supply constraints ease for certain common components. These inventory strategies further introduce obsolescence risk that impacts our business, financial conditions, and/or results of operations. As our customers' forecasted demand changes, inventory becomes obsolete and write-offs or write-downs of our inventory are exacerbated. Disruptions can also occur due to natural disasters, pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances have disrupted, are disrupting, and will continue to disrupt our shipments to automakers and Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.
Workforce Disruptions. We have experienced, and may continue to experience in the future, disruptions to our workforce as a result of a tight labor market, employee illness, quarantines, and absenteeism.. The impacts of continued disruptions to our workforce have affected, are affecting, and are expected to continue to affect our business, financial condition, and/or results of operations.
Product Mix. We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell and to which customers, during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of such changes and circumstances impacting our customers, our sales mix can shift, which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases, and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content would have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. When actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations are impacted.

Business Combinations. Acquisitions of businesses, technologies, and assets play a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, have resources available for or obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets or manage timing of acquisitions with capital obligations across our businesses. Additionally, we may not be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors may negatively and adversely impact our business, financial condition, and/or results of operations.
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
Intellectual Property Litigation and Infringement Claims. A successful claim of patent or other intellectual property infringement and damages against us could affect business, financial condition, and/or results of operations. If a person or company claims that our products infringed their intellectual property rights, any resulting litigation would be costly, time consuming, and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of intellectual property litigation significantly increases these risks and makes such risk part of our ongoing business. To that end, we periodically obtain intellectual property rights, in the ordinary course of business, to strengthen our intellectual property portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology is a potential threat to our Company. Any of these adverse consequences could potentially have an effect on our business, financial condition and/or results of operations.
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

IT Infrastructure and Cybersecurity. Any failure of our information technology ("IT") infrastructure adversely impacts our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our business over a period of several years and continue to update and further implement new systems going forward. Like many systems, these systems may not always perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. When we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions have an adverse effect on our business, financial condition, and/or results of operations.

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management and Board oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in, or otherwise compromise of, our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any such system failure, accident or security breach results in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, reputation, financial condition, and/or results of operations. In addition, we incur significant costs to protect against damage caused by these disruptions or security breaches.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements necessitate due diligence efforts, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year since 2012. As there are only a limited number of suppliers offering "conflict free" minerals necessary for our products, the

Company cannot always be absolutely certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company has implemented.

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
Antitakeover Provisions. Our articles of incorporation, bylaws, and the laws of the state of Michigan include provisions that may provide our Board with adequate time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions, however, could discourage potential acquisition proposals and could delay or prevent a change in control.
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $25.77 to a high closing price of $34.33 during calendar year 2023. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

Employees. Our business success depends on attracting and retaining qualified personnel. Throughout our Company, our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience and a skilled workforce could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in, and low unemployment has contributed to, increased turnover. Turnover, inability to attract and retain key employees, including managers, or government mandated remote work have had, and may continue to have a negative effect on our business, financial condition and/or results of operations.

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
•Natural disasters, political crises, and public health crises (e.g. pandemics), which have caused, are causing, and will likely continue to cause downtime and closures at both supplier and customer facilities;
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
•Public health crises (e.g. pandemics) that can result in part shortages, labor shortages, or other impacts to the supply chain or customers;
•Manufacturing yield issues; and
•Obligations and costs associated with addressing quality issues or warranty claims.

Item 1B.    Unresolved Staff Comments.
None

Item 1C.    Cybersecurity.

Risk Management and Strategy

The Company has implemented and maintain multiple layers of physical, administrative and technical security processes designed to protect our manufacturing facilities from disruptions that may result from cybersecurity incidents, as well as safeguard the confidentiality of our critical systems, and data residing on those systems, including employee data, customer data, and intellectual property. Our risk assessment and management of material risks from cybersecurity threats is integrated into our overall enterprise risk management process, as well as our information systems processes. Our strategy includes regular formal risk assessments, dynamic risk and threat analysis, utilization of security tools, regular cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and frequent security awareness and technical security trainings. We conduct periodic internal and third-party assessments to evaluate our cybersecurity posture and test and assess our incident response program, incident roles and responsibilities, material impact evaluation, and decision-making processes in the event of a cybersecurity incident. We use our risk and security assessments to enhance our information security capabilities.

Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response policy, plan, procedures and scenario-based playbooks, an incident detection and response program, a vulnerability management program, disaster recovery and business continuity plans, risk assessment processes, security standards, network security controls, access controls, systems monitoring, employee awareness training and cybersecurity insurance. The Company has obtained Trusted Information Security Assessment Exchange (TISAX) certification labels within the United States and Germany.

Our internal information security team oversees and works collaboratively with various information security service providers. Our cybersecurity program incorporates external guidance and expertise through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber-insurance, advisory services and legal counsel.

We have an incident response plan that includes scenario-based playbooks for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.

For the year ended December 31, 2023, there have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."

Governance

Our Board addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board (the "Audit Committee") is responsible for overseeing our cybersecurity risk management processes, including our assessment and mitigation of material risks from cybersecurity threats. The Audit Committee receives regular reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from our information technology and cybersecurity experts. In addition, on at least an annual basis, the Board receives reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by our VP of Information Technology and Information Security Officer ("VP of IT"), who is supported by other members of management, as necessary. Our VP of IT is responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. The Company also has an IT Executive Steering Committee comprised of the VP of IT, CFO, General Counsel, CTO and VP of Operations. The VP of IT provides regular cybersecurity updates to the audit committee. The Company's VP of IT has served in this role for two years and has more than 24 years of relevant experience. In addition, we have an information security team comprised of dozens of employees dedicated to cybersecurity with extensive experience and relevant certifications. The VP of IT is responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating in the event of a cybersecurity incident.

Our cybersecurity incident response and vulnerability management programs are designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our VP of Information Technology and Information Security Officer, General Counsel, CFO and/or Chief Executive Officer. Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response and vulnerability management programs include reporting certain cybersecurity incidents to the Audit Committee and, in certain circumstances, to the Board.

Item 2.        Properties.
As of December 31, 2023, the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities as of December 31, 2023 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Warehouse, Office
Zeeland, MI	197,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	359,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	258,400	2018	Warehouse
Zeeland, MI	345,000	2023	Manufacturing, Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Holland, MI	29,900	2021	Office
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	85,000	2017	Office, Warehouse, Light Assembly
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

Additionally, in the fourth quarter of 2023, the Company completed construction on a 345,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan, where the Company previously performed master planning and completed land infrastructure improvements. The total cost of the building project was approximately $85 million, which was funded with cash and cash equivalents on hand.

The Company began construction on two building expansions during the second quarter of 2022. The Company is expanding its current distribution center by an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding another of its manufacturing facilities by an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both of these expansion projects will be funded with cash and cash equivalents on hand. Both facilities are expected to operational sometime in 2024.

During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. Construction is expected to begin in 2024, subject to regulatory approval as a result of wetlands mitigation, with an expected completion date in 2025. The total cost of the building project is expected to be $12 - $15 million, which will be funded with cash and cash equivalents on hand.

The Company also has leased sales and engineering offices throughout North America, Europe, and Asia to support its sales and engineering efforts, as well as a leased manufacturing facility in Grand Rapids, Michigan:

Country	Number of Leased Offices/Facilities
United States	4
Germany	3
Japan	3
Canada	2
Israel	1
United Kingdom	1
France	1
Sweden	1
Korea	1
The Company's Automotive Products segment operates in virtually all of the foregoing facilities. The Company's Other segment operates in certain Zeeland, Michigan facilities, as well as a research and development offices in Salt Lake City, Utah; Santa Clara, CA; Canada; and Israel.
Capacity.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 34 - 37 million interior automatic-dimming mirror units annually, based on current product mix (excluding the impact of the above referenced construction). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2023, the Company shipped 31.8 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 19 - 22 million units annually, based on the current product mix (excluding the impact of the above referenced construction). The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2023, the Company shipped approximately 18.8 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of February 1, 2024, there were 5,005 record-holders of the Company’s common stock and restricted common stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2018 and reinvestment of dividends in all cases.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
Stock Value
12/17
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Period Ending
Gentex Corporation
NASDAQ Composite
Dow Jones US Auto Parts

In February 2022, the Board approved a continuing resolution to pay a quarterly dividend at a rate of $0.120 per share until the Board takes other action with respect to the payment of dividends. The Company intends to continue to pay a quarterly cash dividend and will consider future dividend rate adjustments based on the Company’s financial condition, profitability, cash flow, liquidity and other relevant business factors.

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

The following is a summary of share repurchase activity during 2023:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2023	—	$—	—	20,783,165
February 2023	46,835	28.58	46,835	20,736,330
March 2023	1,000,091	27.12	1,000,091	19,736,239
April 2023	—	—	—	19,736,239
May 2023	400,062	26.78	400,062	19,336,177
June 2023	520,312	27.64	520,312	18,815,865
July 2023	—	—	—	18,815,865
August 2023	210,525	32.51	210,525	18,605,340
September 2023	565,963	32.38	565,963	18,039,377
October 2023	150,127	28.76	150,127	17,889,250
November 2023	1,296,575	30.45	1,296,575	16,592,675
December 2023	741,496	31.70	741,496	15,851,179
Total	4,931,986		4,931,986

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

	Percentage of Net Sales			Percentage Change
				2023	2022
	Year Ended December 31,			Vs	Vs
	2023	2022	2021	2022	2021
Net Sales	100.0%	100.0%	100.0%	19.8%	10.8%
Cost of Goods Sold	66.8	68.2	64.2	17.4	17.8
Gross Margin	33.2	31.8	35.8	25.1	(1.6)
Operating Expenses:
Engineering, Research and Development	6.7	6.9	6.8	15.8	13.2
Selling, General and Administrative	4.9	5.5	5.3	5.7	15.6
Total Operating Expenses:	11.6	12.5	12.1	11.3	14.2
Income From Operations	21.6	19.3	23.7	34.0	(9.7)
Other (Loss)/Income	0.4	—	0.4	3,368.0	(104.3)
Income Before Provision for Income Taxes	22.0	19.3	24.1	36.6	(11.2)
Provision for Income Taxes	3.3	2.7	3.2	50.3	(8.3)
Net Income	18.6%	16.6%	20.8%	34.4%	(11.7)%
Results of Operations: 2023 to 2022
Net Sales. In 2023, the Company's net sales increased by $380.3 million, or 20% compared to the prior year, representing the highest annual sales in Company history. Overall light vehicle production in 2023 increased by 12%, when compared to 2022 in the Company's primary markets, meaning net sales in 2023 outperformed the underlying market by 8%. The outperformance versus the underlying market was driven by growth from the continued adoption of FDM, exterior auto-dimming mirrors, and continued penetration of the Company's base interior mirrors and electronic features. The Company's sales growth was driven by a 15% year over year increase in automatic-dimming mirror shipments, from 44.2 million units in 2022 to 50.6 million units in 2023, together with product mix.
Other net sales for calendar year 2023 were $44.6 million, compared to Other net sales of $44.2 million in calendar year 2022. Fire protection sales in 2023 decreased by 32% year over year, while dimmable aircraft windows increased by 211% in 2023 compared to calendar year 2022.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 68.2% in 2022 to 66.8% in 2023. The year over year increase in the gross margin was primarily the result of improved overhead leverage created by growth in revenue, lower freight costs, pricing increases and cost recoveries, and product mix. These positive impacts were partially offset by increased raw materials costs and annual customer price reductions. On a year over year basis, fixed overhead leverage and lower freights costs each had a positive impact of approximately 100 - 150 basis points on gross margin on a year over year basis. Price increases and cost recoveries, and product mix, each had a positive impact of approximately 50 - 100 basis points on gross margin on a year over year basis. Increased raw material costs and annual customer price reductions each had a negative impact of approximately 50 - 100 basis points on gross margin on a year over year basis.
Operating Expenses. Engineering, research and development expenses ("E, R & D") increased by $21.1 million or 16% from 2022 to 2023, but remained at 7% of net sales. E, R & D increased year over year primarily due to additional staffing and engineering related professional fees to assist with the execution of a high number of new product launches, product redesigns to optimize costs, and new product development.

Selling, general and administrative ("S, G & A") expenses increased by $6.0 million or 6% from 2022 to 2023, which represents 5% of net sales in 2023 compared to 6% of net sales in 2022. The primary reason for the year over year increase in S, G & A from 2022 to 2023 was increased staffing expenses, which were partially offset by lower freight expenses.
Total Other (Loss)/Income. Investment income increased $8.7 million to $13.5 million for 2023 compared to $4.8 million for 2022, primarily due to increases in interest income from fixed income investments and interest rates on other cash holdings. Other income – net increased $0.8 million in 2023 versus 2022, primarily due to increases in interest income from fixed income investments.
Taxes. The effective tax rate was 15.2% for the year ended December 31, 2023, compared to 13.8% for the prior year. The effective tax rates in 2023 and 2022 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, as well as additional equity compensation deductions and various tax credits.
Net Income. Net income increased by $109.6 million in 2023, or 34% compared to 2022, primarily due to the year over year changes in gross margin and operating profits.
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
Operating Expenses. E, R & D increased by $15.5 million or 13% from 2021 to 2022, but remained at 7% of net sales. E, R & D decreased primarily due to additional staffing, professional fees, new product development, and the ongoing product re-designs necessary to mitigate electronics part shortages.
S, G & A expenses increased by $14.3 million or 16% from 2021 to 2022, which represents 6% of net sales in 2022 compared to 5% in 2021. The primary reason for the increase in S, G & A from 2021 to 2022 was primarily due to staffing, increases in outbound freight expenses, and the return of in-person customer meetings and trade show related expenses. S, G & A expenses were also impacted on a year over year basis by the $4.0 million settlement with the SEC that was accrued for in the second and third quarters of 2022, and the related legal and professional fees.
Total Other (Loss)/Income. Investment income increased $1.2 million to $4.8 million for 2022 compared to $3.6 million for 2021 primarily due to increases in interest income from fixed income investments. Other income – net decreased $8.1 million in 2022 versus 2021, primarily due to additional losses on sales of debt investments on a year over year basis.
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

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained very strong.
The Company's cash and cash equivalents were $226.4 million, $214.8 million, and $262.3 million as of December 31, 2023, 2022 and 2021, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $14.8 million, $12.5 million, and $10.7 million as of December 31, 2023, 2022 and 2021, respectively.
Cash flow from operating activities was $537.2 million, $338.2 million and $362.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash flow from operating activities increased $199.0 million for the year ended December 31, 2023 compared to the prior year, primarily due to increases in net income and changes in working capital. Cash flow from operating activities decreased $24.0 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to changes in working capital and a decrease in net income, which were partially offset by changes in deferred taxes.
Cash flow used for investing activities for the year ended December 31, 2023 increased by $126.7 million to $299.4 million, compared with cash flow used for investing activities of $172.7 million for the year ended December 31, 2022, primarily due to increased technology investment purchases during the year, as well as increased capital expenditures in 2023 compared to 2022. Cash flow used for investing activities for the year ended December 31, 2022 increased by $59.6 million to $172.7 million, compared to cash flow used for investment activities for the year ended December 31, 2021, primarily due to increased investment purchases of equity method investments in 2022 compared to 2021.
Capital expenditures were $183.7 million, $146.4 million, and $68.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. Capital expenditures for the year ended December 31, 2023 increased by $37.2 million compared with the year ended December 31, 2022, primarily due to increased in expenditures related to building and facility construction projects previously discussed. Capital expenditures for the year ended December 31, 2022 increased by $77.6 million compared to the year ended December 31, 2020, also due to the same building and facility construction projects previously discussed.
Cash flow used for financing activities for the year ended December 31, 2023, increased $21.1 million to $230.2 million, compared to $209.0 million for the year ended December 31, 2022, primarily due to an increase in the amount of shares of common stock repurchased which totaled $147.4 million during the calendar year 2023 as compared to $112.5 million during the calendar year 2022. Cash flow used for financing activities for the year ended December 31, 2022, decreased $201.1 million to $209.0 million compared to the year ended December 31, 2021, primarily due to a decrease in the amount of shares of common stock repurchased which totaled $112.5 million during the calendar year 2022 as compared to $324.6 million during the calendar year 2021.

Short-term investments as of December 31, 2023 were $14.4 million, down from $23.0 million as of December 31, 2022 and long-term investments were $299.1 million as of December 31, 2023, up from $202.3 million as of December 31, 2022, due to changes in the Company's overall investment portfolio and increased investment in technology investments.
Accounts receivable as of December 31, 2023 increased $45.3 million compared to December 31, 2022, primarily due to an increase in sales year over year.
Inventories as of December 31, 2023, decreased $1.9 million compared to December 31, 2022, primarily due to decreases in raw materials, which were partially offset by increases in finished goods to meet customer order demand.
Intangible Assets, net as of December 31, 2023 decreased $5.4 million compared to December 31, 2022, due to the amortization of definite lived intangible assets and patents, which is discussed further in Note 10 of the Consolidated Financial Statements.
Accounts payable as of December 31, 2023, increased $32.7 million compared to December 31, 2022, primarily due to increases in, and/or timing of capital expenditure payments.

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
The following is a summary of working capital and fixed income long-term investments:

	2023	2022	2021
Working Capital	$726,129,177	$698,099,624	$801,593,707
Fixed Income Long Term Investments	155,863,252	140,341,898	190,875,668
Total	$881,992,429	$838,441,522	$992,469,375

The increase in working capital as of December 31, 2023 compared to December 31, 2022 is primarily due to increases in cash and accounts receivable, which was partially offset by increases in accounts payable. The decrease in working capital as of December 31, 2022 compared to 2021 is primarily due to increases in inventory and accounts receivable, which were partially offset by decreases in cash and prepaid expenses and other.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of S&P Global Mobility. The S&P Global Mobility mid-January 2024 forecast for light vehicle production for calendar year 2024 are approximately 15.8 million units for North America, 17.4 million units for Europe, 12.2 million units for Japan and Korea, and 28.9 million units for China.
Based on the foregoing, the Company estimates that top line revenue for calendar year 2024 will be between $2.45 and $2.55 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors and electronics on prospective vehicle models and anticipated product mix. Continuing uncertainties, such as: light vehicle production volumes; the Ukraine-Russia war; the Israel-Hamas war; labor shortages; automotive plant shutdowns; sales rates in Europe, Asia and North America; challenging macroeconomic and geopolitical environments, including inflation, tariffs and potential tax law changes; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc.; could disrupt shipments to customers and make forecasting difficult.
The Company is estimating that the gross margin will be between 34% and 35% for calendar year 2024. Historically, annual customer price reductions have placed pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2024, the Company hopes it may be able to offset certain annual customer price reductions with raw material cost decreases, improved operational efficiencies, and leverage on the Company's fixed costs, but there is no certainty of being able to do so.
The Company is also estimating that its operating expenses, which include E, R & D and S, G & A, are expected to be between $295 and $305 million for calendar year 2024, due in part to continued investments that support growth and launch of new business as well as development of new products, which are primarily staffing related. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and creating iterations of those products that help keep its products new and attractive to our customers, as well as new products.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current markets, as well as to use its core competencies to develop products that are applicable in other markets.
Based on current light vehicle production forecasts, and the resultant forecast our automatic-dimming mirrors and electronics, the Company currently anticipates that 2024 capital expenditures will be between $225 and $250 million, a majority of which will be related to production equipment purchases. Capital expenditures for calendar year 2024 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.

The Company is also estimating that depreciation and amortization expense for calendar year 2024 will be between $95 and $105 million.
The Company is further estimating that its tax rate will be between 16% and 18% for calendar year 2024 based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2024 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2025, taking into account anticipated increases in light vehicle production in 2025 compared to 2024. S&P Global Mobility forecast (as of mid-January 2024) for light vehicle production for calendar year 2025 are approximately 16.2 million units for North America, 17.5 million units for Europe, 11.8 million units for Japan and Korea, and 30.1 million units for China. Based on these forecasts, as well as the Company's estimates for aerospace, medical, and fire protection sales for calendar year 2025, the Company is estimating that revenue for calendar year 2025 will be between $2.65 and $2.75 billion. As noted above, continuing uncertainties make forecasting difficult.

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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During calendar year 2023, approximately 8% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 7% for calendar year 2022 and 8% for calendar year 2021). The Company currently expects that approximately 8-9% of the Company’s net sales in calendar year 2024 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
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
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Item 7, Part II.

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2023.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2023, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2023.

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information about Our Executive Officers
The following table lists the names, ages, and positions of all of the Company’s executive officers at the time of this report. Officers are generally elected at the meeting of the Board following the annual meeting of shareholders.

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	46	President and Chief Executive Officer	January 2018
Neil Boehm	52	Chief Technology Officer and Vice President, Engineering	February 2018
Kevin Nash	49	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	59	Chief Sales Officer and Senior Vice President, Sales	January 2022
Scott Ryan	43	Vice President, General Counsel and Corporate Secretary	August 2018
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2024 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2023 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference.

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

In light of that, the Compensation Committee has periodically reviewed base salaries for officers, including where officers rank compared to the Company's established peer group. It was determined by the Compensation Committee that certain officer base salaries trail the announced goal of base salaries at market median. As such, in light of the positive financial outlook for the Company the ever-increasing competition for talent, the need to attract and retain management to fulfil the Company's strategic goals, desire for base salaries to approach market median, and the high level individual performances of officers, the Compensation Committee recommended to the Board and the Board approved certain changes in base salaries for 2024, though such changes did not include the Company's President and CEO. Mr. Downing requested no increase to his base salary in 2024. In light of Mr. Downing's continued excellent performance, and base salary, the Board approved increases to Mr. Downing's annual and long term incentives, as disclosed herein. The Board, on February 15, 2024, approved the following base salaries for the CEO and other named executive officers for 2024:

Executive Officer	Position	2024 Base Salary	2023 Base Salary
Steve Downing	President and CEO	$850,000	$850,000
Neil Boehm	VP, Engineering and CTO	$575,000	$515,000
Kevin Nash	VP, Finance, CFO and Treasurer	$555,000	$515,000
Matt Chiodo	Senior VP, Sales and CSO	$480,000	$455,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$440,000	$415,000

Amended and Restated Annual Incentive Performance-Based Bonus Plan

The Board previously approved the Amended and Restated Annual Incentive Performance-Based Bonus Plan (the "Annual Plan") to further emphasize performance-based compensation. In lieu of participating in the profit-sharing bonus paid to all employees, the Annual Plan provides potential cash-based bonuses for officers based on the achievement of three key performance metrics: Revenue (33.33% weighting); Operating Income (33.33% weighting); and Earnings per Diluted Share (33.33% weighting). The Annual Plan covers certain officers, including named executive officers.

At the beginning of each year, the Compensation Committee reviews and approves a cash bonus target under the Annual Plan for each officer, as a percentage of base salary for the year. Under the Annual Plan in 2024, the CEO may earn up to 220% of base salary. The non-CEO named executive officers may earn up to 0% to 150% of their respective base salaries. All performance-related targets under the Annual Plan are set by, and achievement of targets are approved by, the Compensation Committee and/or the Board of Directors.

For our executive officers, the 2024 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	55.0%	110.0%	220.0%
Neil Boehm	37.5%	75.0%	150.0%
Kevin Nash	37.5%	75.0%	150.0%
Matt Chiodo	37.5%	75.0%	150.0%
Scott Ryan	37.5%	75.0%	150.0%

For 2024, Mr. Downing's Annual Plan target opportunity increased from 100% to 110% in part due to their being no increase to his base salary, despite that base salary being below market median among the Company's defined peer group. In lieu of a base salary increase, the Compensation Committee recommended to the Board, and the Board approved an increase to Mr. Downing's Annual Plan target opportunity in 2024. Mr. Downing's target opportunity remains within the market median for short-term incentives for executives with similar job responsibilities. No other changes were made to the Annual Plan target opportunities for executive officers in 2024, as it is believed those threshold, target, and maximum opportunity levels remain appropriate. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers based on actual performance compared to the threshold, target, or maximum for a performance metric. When actual performance is compared to the established threshold, target, or maximum, as applicable, for any performance metric, linear interpolation is used to determine any pro rata portion of the performance bonus. The Compensation Committee and/or the Board also have discretion to increase (or decrease) such performance-based bonuses using their judgment, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

Since its inception in 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%) because such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.

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

For 2023, target performance and actual results for the performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$1,511,180	$2,014,906	$2,518,633	$2,299,215
Operating Income	33.33%	$287,104	$382,805	$478,506	$495,731
Earnings per Diluted Share	33.33%	$1.04	$1.39	$1.74	$1.84
* Amounts in thousands (000) except for per share amounts.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the targets and performance of the named executive officers, the payments for 2023 under the Annual Plan are shown in the table below:

Executive Officer	2023 Annual Plan Performance Bonus	2023 Annual Plan Discretionary Bonus
Steve Downing	$1,576,495	$0
Neil Boehm	$716,378	$0
Kevin Nash	$716,378	$0
Matt Chiodo	$632,916	$0
Scott Ryan	$577,275	$0

These Annual Plan results appropriately reflect management's work in terms of a 13% revenue outperformance versus the Company's primary underlying markets, execution of the previously announced gross margin recovery plan, and ongoing business development efforts. For 2024, the Compensation Committee has established targets for Revenue, Operating Income, and Earnings per Diluted Share for the Annual Plan performance metrics as it has done in the past, and has made a minor change in 2024, to be consistent with periods prior to 2022. During 2022 and 2023, the Compensation Committee and Board widened the range of threshold and maximum performance under the Annual Plan to ±25% to account for increased volatility in potential financial performance, as a result of the ongoing supply chain crisis. In 2024, the Company is again using ± 20% of target in 2024 for determining thresholds and maximums under the Annual Plan due to a reduction in overall end market volatility.

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

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2024-2026 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2024-2026
Steve Downing	385%
Neil Boehm	185%
Kevin Nash	185%
Matt Chiodo	155%
Scott Ryan	155%

These Long-Term Plan Target Opportunity Percentages of Base Salary for 2024 - 2026 for Mr. Downing and Mr. Boehm have changed from those applicable for 2023 - 2025. Mr. Downing's target opportunity increased from 365% to 385% due in part to there being no increase in his base salary, despite a base salary that is below market median among the Company's defined peer group. The Compensation Committee recommended, and the Board approved, this increase to Mr. Downing's Long-Term Plan target opportunity in 2024 as set forth. Mr. Boehm's target opportunity increased from 155% to 185%, as a result of Mr. Boehm's increase in overall job responsibilities. The Compensation Committee also recommended, and the Board approved, this increase to Mr. Boehm's Long-Term Plan target opportunity in 2024. All Long-Term Plan target opportunities remain within the market median for long-term incentives for the officers' respective job responsibilities.

Achievement at threshold performance yields 50% of the target award and achievement of the maximum performance yields another 100% of the target award. Actual performance is compared to the established threshold, target, or maximum, as applicable, for an applicable performance objective, and linear interpolation is used to determine any pro rata portion of such award.

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

Performance Shares for 2024-2026 Performance Period

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted and calculated as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2024-2026) with a performance range that can result in PSAs of 50% of target for achieving threshold and 200% of the target opportunity for achieving maximum. The targets for EBITDA and ROIC for 2024-2026 were established by the Compensation Committee as it has done in the past. For the 2024-2026 performance period, ± 20% of target is being used for determining thresholds and maximums, which is consistent with performance periods that began in 2021 and prior, for similar reasons as noted with respect to the Annual Plan.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2024 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2024 (Target) for 2024-2026
Steve Downing	68,016
Neil Boehm	22,109
Kevin Nash	21,340
Matt Chiodo	15,464
Scott Ryan	14,175

Restricted Stock Awards for 2024-2026 Performance Period
The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2024, based on the target opportunities, for the named executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2024 for 2024-2026
Steve Downing	29,150
Neil Boehm	9,476
Kevin Nash	9,146
Matt Chiodo	6,628
Scott Ryan	6,075

2021-2023 Long-Term Plan Performance (three-year performance period ending December 31, 2023)

December 31, 2023, marked the end of the three-year performance period for PSA and RS Long-Term Plan awards made in February 2021.

Performance Share Awards

The performance metrics, targets and performance payout ranges for these awards were set and approved by the Compensation Committee and the Board in February 2021. Consistent with the Long-Term Plan, incentive could be earned by the officers based on performance associated with two equally weighted metrics, EBITDA and ROIC, in each case adjusted as determined by the Compensation Committee, both measured cumulatively over the three-year performance period. The target levels of achievement for the EBITDA and the ROIC were established to align with financial goals set at the beginning of the three-year performance period for the years 2021 through 2023. The table below summarizes the results of the 2021-2023 performance period relative to target and the achievement level of the 2021-2023 PSAs:.

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*	Performance to Target	Weighted Performance
EBITDA	50%	$1,620,110	$2,025,137	$2,430,164	$1,535,931	50.40%	25.20%
ROIC	50%	36.80%	46.00%	55.20%	37.12%	62.48%	31.24%
*amounts in thousands (000) except percentages. Threshold, Target, and Maximum for EBITDA and ROIC were adjusted to address the estimated impact of tariffs and the Actual Performance was similarly adjusted with respect to the actual impact of tariffs.

The PSAs awarded in February 2021, based on target opportunity, along with the actual payout of PSAs to the executive officers, for the 2021-2023 performance period are reflected in the table below and include additional shares awarded for dividend equivalents assuming reinvestment of dividends.

Executive Officer	Number of PSAs Awarded in 2021 (Target) for 2021-2023	2021-2023 PSAs Payout
Steve Downing	42,762	25,203
Neil Boehm	14,081	8,879
Kevin Nash	12,916	8,726
Matt Chiodo	11,394	8,291
Scott Ryan	10,091	7,636

Restricted Stock

The RS awarded in February 2021, based on target opportunities, along with the actual payment of RS to executive officers, awarded for the 2021-2023 period are reflected in the table below:

Executive Officer	Number of RS Awarded in 2020 (Target) for 2021-2023	2021-2023 RS Payout/Vesting
Steve Downing	18,327	18,327
Neil Boehm	6,456	6,456
Kevin Nash	6,345	6,345
Matt Chiodo	6,027	6,027
Scott Ryan	5,552	5,552

Since each executive officer awarded restricted stock in 2021 remained employed by the Company for three years from the grant date, each restricted stock awarded vested with such executive officers.

The Board also approved an increase in the annual retainer paid to all directors who are not an employee of the Company in the amount of $10,000 (going from $80,000 to $90,000), though all other Board compensation remained the same.

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

3. Exhibits. See Exhibit Index on Page 76.

(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 22, 2024
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

/s/ Joseph Anderson	Director
Joseph Anderson

/s/ Leslie Brown	Director
Leslie Brown

/s/ Garth Deur	Director
Garth Deur

/s/ Steven Downing	Director
Steven Downing

/s/ Richard Schaum	Director
Richard Schaum

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ Ling Zang	Director
Ling Zang

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 22, 2024

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,435,019	$214,754,638
Restricted cash	—	4,000,000
Short-term investments	14,356,476	23,007,385
Accounts receivable, net	321,809,868	276,493,752
Inventories, net	402,473,028	404,360,270
Prepaid expenses and other	32,663,762	26,036,331
Total current assets	997,738,153	948,652,376
PLANT AND EQUIPMENT:
Land, buildings and improvements	472,112,320	376,934,354
Machinery and equipment	1,011,930,699	935,848,288
Construction-in-process	158,327,247	165,574,867
Total Plant and Equipment	1,642,370,266	1,478,357,509
Less- Accumulated depreciation	(989,492,594)	(928,324,473)
Net Plant and Equipment	652,877,672	550,033,036
OTHER ASSETS:
Goodwill	340,105,631	313,807,494
Long-term investments	299,080,876	202,331,983
Intangible assets, net	214,005,910	219,360,910
Deferred tax asset	41,113,759	25,528,700
Patents and other assets, net	66,515,551	67,515,425
Total Other Assets	960,821,727	828,544,512
TOTAL ASSETS	$2,611,437,552	$2,327,229,924
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$184,398,820	$151,740,046
Accrued liabilities:
Salaries, wages and vacation	22,725,631	17,517,580
Income taxes	693,391	18,726,857
Royalties	20,898,949	19,208,411
Dividends payable	27,774,653	28,100,320
Other	15,117,532	15,259,538
Total current liabilities	271,608,976	250,552,752
OTHER NON-CURRENT LIABILITIES	27,311,507	10,884,351
TOTAL LIABILITIES	298,920,483	261,437,103
SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 231,455,443 and 234,169,335 shares issued and outstanding in 2023 and 2022 respectively.	13,887,326	14,050,160
Additional paid-in capital	968,245,875	917,499,323
Retained earnings	1,336,940,990	1,148,386,272
Accumulated other comprehensive (loss) income:
Unrealized loss on investments, net	(2,022,403)	(10,110,695)
Cumulative translation adjustment	(4,534,719)	(4,032,239)
Total shareholders’ investment	2,312,517,069	2,065,792,821
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,611,437,552	$2,327,229,924
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
NET SALES	$2,299,215,044	$1,918,958,043	$1,731,169,929

COST OF GOODS SOLD	1,536,585,036	1,309,143,858	1,111,462,082

Gross profit	762,630,008	609,814,185	619,707,847

OPERATING EXPENSES:
Engineering, research and development	154,359,700	133,308,804	117,763,676
Selling, general and administrative	112,539,255	106,499,255	92,162,193
Total operating expenses	266,898,955	239,808,059	209,925,869

Income from operations	495,731,053	370,006,126	409,781,978

OTHER INCOME:
Investment income, net	13,498,351	4,795,823	3,589,798
Other (loss) income, net	(4,248,230)	(5,078,873)	2,979,960
Total other (loss) income	9,250,121	(283,050)	6,569,758

Income before provision for income taxes	504,981,174	369,723,076	416,351,736

PROVISION FOR INCOME TAXES	76,577,902	50,965,724	55,554,504

NET INCOME	$428,403,272	$318,757,352	$360,797,232

EARNINGS PER SHARE(1):
Basic	$1.84	$1.36	$1.51
Diluted	$1.84	$1.36	$1.50

Cash Dividends Declared per Share	$0.480	$0.480	$0.480

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
Net income	$428,403,272	$318,757,352	$360,797,232

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(502,480)	(4,952,828)	151,544
Unrealized gains (losses) on available-for-sale securities, net	10,238,344	(14,072,595)	(6,424,496)

Other comprehensive income (loss), before tax	9,735,864	(19,025,423)	(6,272,952)

(Benefit) expense for income taxes related to components of other comprehensive (loss) income	2,150,052	(2,955,245)	(1,349,144)

Other comprehensive income (loss), net of tax	7,585,812	(16,070,178)	(4,923,808)

Comprehensive income	$435,989,084	$302,687,174	$355,873,424

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2021	243,692,869	$14,621,572	$852,771,508	$1,089,698,996	$6,851,052	$1,963,943,128
Issuance of common stock from stock plan transactions	2,343,169	140,590	29,668,197	—	—	29,808,787
Repurchases of common stock	(9,595,198)	(575,712)	(30,447,965)	(293,619,458)	—	(324,643,135)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	27,421,645	—	—	27,421,645
Dividends declared ($0.48 per share)	—	—	—	(114,415,382)	—	(114,415,382)
Net income	—	—	—	360,797,232	—	360,797,232
Other comprehensive income	—	—	—	—	(4,923,808)	(4,923,808)
BALANCE AS OF DECEMBER 31, 2021	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467
Issuance of common stock from stock plan transactions	1,606,965	96,418	16,505,856	—	—	16,602,274
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266		—	5,000,012
Repurchases of common stock	(4,040,903)	(242,454)	(13,638,790)	(100,013,126)	—	(113,894,370)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	30,228,606	—	—	30,228,606
Dividends declared ($0.48 per share)	—	—	—	(112,819,342)	—	(112,819,342)
Net income	—	—	—	318,757,352	—	318,757,352
Other comprehensive loss	—	—	—	—	(16,070,178)	(16,070,178)
BALANCE AS OF DECEMBER 31, 2022	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	2,218,094	133,086	29,265,186	—	—	29,398,272
Repurchases of common stock	(4,931,986)	(295,920)	(17,716,056)	(128,024,161)	—	(146,036,137)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	39,197,422	—	—	39,197,422
Dividends declared ($0.48 per share)	—	—	—	(111,824,393)	—	(111,824,393)
Net income	—	—	—	428,403,272	—	428,403,272
Other comprehensive loss	—	—	—	—	7,585,812	7,585,812
BALANCE AS OF DECEMBER 31, 2023	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428,403,272	$318,757,352	$360,797,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,321,192	96,568,443	99,112,019
Gain on disposal of assets	(355,544)	(70,736)	(488,750)
Loss on disposal of assets	443,373	28,424	230,933
Gain on sale of investments and equity method investment income	(5,492,269)	(392,040)	(1,379,538)
Loss on sale of investments and equity method investment losses	11,476,947	2,104,907	307,490
Deferred income taxes	(17,735,110)	(17,777,777)	(41,694,751)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	39,197,422	30,228,606	27,421,645
Change in operating assets and liabilities:
Accounts receivable	(45,251,116)	(26,698,846)	35,135,429
Inventories	2,127,242	(88,092,828)	(89,975,599)
Prepaid expenses and other	(4,101,866)	(28,788,331)	(20,241,994)
Accounts payable	40,951,490	37,423,488	7,266,309
Accrued liabilities	(5,735,441)	14,909,867	(14,322,863)
Net cash flows from operating activities	537,249,592	338,200,529	362,167,562
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	58,847,341	37,429,595	56,237,427
Maturities and calls	17,445,000	3,500,000	27,690,000
Purchases	(97,849,498)	(18,194,193)	(100,301,699)
Purchase of technology investments	(71,083,511)	(45,743,460)	(12,902,500)
Plant and equipment additions	(183,678,460)	(146,433,123)	(68,835,047)
Proceeds from sale of plant and equipment	292,723	313,917	2,577,855
Acquisition of businesses, net of cash acquired	(18,936,539)	—	(12,071,546)
Increase in other assets	(4,453,376)	(3,611,244)	(5,501,445)
Net cash used for investing activities	(299,416,320)	(172,738,508)	(113,106,955)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	29,398,272	16,602,274	29,808,787
Cash dividends paid	(112,150,060)	(113,091,921)	(115,285,625)
Repurchases of common stock	(147,401,103)	(112,529,406)	(324,643,135)
Net cash used for financing activities	(230,152,891)	(209,019,053)	(410,119,973)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,680,381	(43,557,032)	(161,059,366)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, Beginning of year	218,754,638	262,311,670	423,371,036

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, End of year	$226,435,019	$218,754,638	$262,311,670

	Twelve Months Ended December 31,
SUPPLEMENTAL CASH FLOW DATA	2023	2022	2021
Non-cash investing and financing activities:
Change in Property and equipment in accounts payable and accrued expenses and other current liabilities	$6,927,750	$14,608,665	$6,292,196
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation, including its wholly-owned subsidiaries (the "Company"), is a leading supplier of digital vision, connected car, dimmable glass, and fire protection technologies. The Company’s largest business segment involves designing, developing, manufacturing, marketing, and supplying automatic-dimming rearview and non-dimming mirrors and various electronic modules for the automotive industry. The Company ships its product to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/ (Reductions) to Costs and Expenses	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2023:
Allowance for Doubtful Accounts	$2,967,095	$—	$(301,892)	$2,665,203
Year Ended December 31, 2022:
Allowance for Doubtful Accounts	$3,176,205	$—	$(209,110)	$2,967,095
Year Ended December 31, 2021:
Allowance for Doubtful Accounts	$3,464,747	$—	$(288,542)	$3,176,205

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

Available for sale securities
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
On October 4, 2023, the Company entered into a Stock Purchase Agreement to acquire up to 3,137,500 shares of VOXX International Corporation ("VOXX") Class A Common Stock. The Company agreed to purchase the shares in two tranches: (1) on October 6, 2023, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share, and (2) on January 5, 2024, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share. The VOXX shares held by the Company are publicly traded and have a readily determinable fair market value and are considered Level 1 assets. The investment is accounted for in accordance with ASC 321, Investments - Equity Securities, with changes in fair value recorded in Investment income, net in consolidated statements of income. No significant changes in fair value related to the commitment to purchase the second tranche occurred between October 4, 2023 and December 31, 2023.
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("technology investments"). Such technology investments totaled approximately $128.0 million at December 31, 2023, of which $124.6 million and $3.4 million are recorded in long-term investments and short-term investments on the consolidated balance sheet, and $65.5 million as of December 31, 2022, of which $61.7 million and $3.8 million are recorded in long-term investments and short-term investments on the consolidated balance sheet.
Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the technology investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but do not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net in the Company's consolidated statement of income. All other technology investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

A summary of the Company’s most significant technology investments is below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Adasky - Adasky is an Israeli based leading developer and manufacturer of intelligent, high-resolution thermal sensing systems for vehicle safety and perception applications and smart city roadway solutions. During 2023, the Company invested approximately $46.5 million in Adasky, which resulted in an approximately 27% ownership stake in Adasky. These investments included approximately $25 million related to preferred shares of Adasky accounted for using the measurement alternative and $21.5 million for common shares of Adasky accounted for using the equity method. As of December 31, 2023, the carrying value of the Company’s investments in Adasky was $45.8 million.

Green Marbles - GreenMarbles is a leading provider of sustainable solutions for integration into properties. On June 3, 2022, the Company obtained an approximate 20% equity share in GreenMarbles for $25.0 million, consisting of $20.0 million of cash investment and the issuance of $5.0 million worth of Gentex common stock. The Company accounts for its investment in GreenMarbles using the equity method. As of December 31, 2023 and 2022, the carrying value of the investment in GreenMarbles was $22.6 million and $24.4 million, respectively.

Simplenight - Simplenight provides drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. During the years ended December 31, 2023 and 2022, the Company made investments of $7.5 million and $7.5 million in Simplenight, respectively, and as of December 31, 2023, the Company has an approximately 30% ownership interest in Simplenight primarily accounted for using the measurement alternative. As of December 31, 2023 and 2022, the carrying value of the Company’s investments in Simplenight was $20.9 million and $12.9 million.

Solace Power - Solace Power is a Canada-based company specializing in wireless power solutions. On December 12, 2023, the Company purchased a 13% equity interest in Solace Power, which is accounted for using the measurement alternative.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2023 and December 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,435,019	$226,435,019	$—	$—
Short-Term Investments:
Certificate of Deposit	994,013	$994,013	—	—
Corporate Bonds	1,943,886	—	1,943,886	—
Government Securities	4,759,507	—	4,759,507	—
Municipal Bonds	1,726,658	—	1,726,658	—
Other	1,465,388	1,465,388	—	—
Long-Term Investments:
Asset-backed Securities	27,146,504	—	27,146,504	—
Certificate of Deposit	748,358	748,358	—	—
Corporate Bonds	65,404,340	—	65,404,340	—
Government Securities	6,227,129	—	6,227,129	—
Municipal Bonds	56,336,921	—	56,336,921
Common Stock	18,610,519	18,610,519	—	—
Total	$411,798,242	$248,253,297	$163,544,945	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$214,754,638	$214,754,638	$—	$—
Restricted Cash	4,000,000	$4,000,000	—	—
Short-Term Investments:
Certificate of Deposit	1,736,163	$1,736,163	—	—
Corporate Bonds	5,473,341	—	5,473,341	—
Government Securities	4,423,041	—	4,423,041	—
Municipal Bonds	5,174,773	—	5,174,773	—
Other	2,347,602	1,093,602	1,254,000	—
Long-Term Investments:
Asset-backed Securities	18,829,696	—	18,829,696	—
Certificate of Deposit	238,925	238,925	—	—
Corporate Bonds	36,310,477	—	36,310,477	—
Government Securities	36,532,634	—	36,532,634	—
Municipal Bonds	48,430,166		48,430,166	—
Common Stock	293,300	293,300	—	—
Total	$378,544,756	$222,116,628	$156,428,128	$—
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2023 and 2022:

	Unrealized
2023	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(5,987)	$994,013
Corporate Bonds	1,976,195	—	(32,309)	1,943,886
Government Securities	4,754,495	21,141	(16,129)	4,759,507
Municipal Bonds	1,749,038	—	(22,380)	1,726,658
Other	1,465,388	—	—	1,465,388
Long-Term Investments:
Asset-backed Securities	26,923,803	331,847	(109,146)	27,146,504
Certificate of Deposit	750,000		(1,642)	748,358
Corporate Bonds	66,214,398	748,471	(1,558,529)	65,404,340
Government Securities	6,217,774	10,675	(1,320)	6,227,129
Municipal Bonds	58,261,615	811,128	(2,735,822)	56,336,921
Common Stock	17,324,886	1,328,446	(42,813)	18,610,519
Total	$186,637,592	$3,251,708	$(4,526,077)	$185,363,223

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2022	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,750,256	$—	$(14,093)	$1,736,163
Corporate Bonds	5,571,417	—	(98,076)	5,473,341
Government Securities	4,476,613	—	(53,572)	4,423,041
Municipal Bonds	5,223,500	—	(48,727)	5,174,773
Other	2,347,602	—	—	2,347,602
Long-Term Investments:
Asset-backed Securities	19,151,229	—	(321,533)	18,829,696
Certificate of Deposit	250,000	—	(11,075)	238,925
Corporate Bonds	40,410,206	—	(4,099,729)	36,310,477
Government Securities	39,637,461	—	(3,104,827)	36,532,634
Municipal Bonds	53,476,883	235,713	(5,282,430)	48,430,166
Common Stock	292,638	662	—	293,300
Total	$172,587,805	$236,375	$(13,034,062)	$159,790,118

Unrealized losses on investments as of December 31, 2023 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$126,074	$13,449,592
Greater than one year	4,400,003	76,966,258
Total	$4,526,077	$90,415,850
Unrealized losses on investments as of December 31, 2022 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$4,816,103	$77,701,146
Greater than one year	8,217,959	76,643,586
Total	$13,034,062	$154,344,732
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The guidance modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. The Company utilized the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2023 and 2022.
Fixed income securities as of December 31, 2023, have contractual maturities as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

Due within one year	$9,953,308
Due between one and five years	94,519,794
Due over five years	60,814,214
$165,287,316
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2023 and 2022.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Inventories consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Raw materials	$283,126,566	$304,184,004
Work-in-process	46,343,955	45,512,275
Finished goods	73,002,507	54,663,991
Total Inventory	$402,473,028	$404,360,270
Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $10.3 million and $10.0 million at December 31, 2023 and 2022, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $73.6 million, $74.9 million and $76.8 million in 2023, 2022 and 2021, respectively.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for its Automotive and Other reporting units, which have been determined to be the Company’s reportable segments, using either a qualitative approach or quantitative approach which utilizes a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, the Company performs a step 1 test to determine the fair value of the reporting unit using an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting unit's carrying value over its fair value.

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

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2023.

Revenue Recognition

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
As part of certain agreements, entered into in the ordinary course of business, the Company is asked to provide customers with annual price reductions. Such amounts are subject to estimate and are accrued as a reduction of revenue as control of the products is transferred to the customer under standard commercial terms. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. In addition, the Company has ongoing adjustments to pricing arrangements with customers based on the related content, the cost of Company products and other commercial factors. Such pricing accruals are adjusted as they are settled with customers. Refer to Note 11, "Revenue", for further information.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $3.4 million, $3.3 million and $1.8 million, in 2023, 2022 and 2021, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $31.0 million, $27.9 million and $24.2 million, in 2023, 2022 and 2021, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2023, 2022 and 2021. The Company does not offer extended warranties on its products.
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
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Patents and other assets" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2023 was 3 years, with a weighted average discount rate of 6.4%. Future minimum lease payments for operating leases are as follows:

Year ending December 31,

2024	$1,857,325
2025	1,091,917
2026	545,291
2027	242,712
Thereafter	3,846
Total future minimum lease payments	$3,741,091
Less imputed interest	(170,876)
Total	$3,570,215

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2023	2022	2021
Basic Earnings Per Share
Net Income	$428,403,272	$318,757,352	$360,797,232
Less: Allocated to participating securities	6,352,424	4,875,057	5,591,992
Net Income available to common shareholders	$422,050,848	$313,882,295	$355,205,240

Basic weighted average shares outstanding	229,405,479	230,825,293	235,526,911
Net Income per share - Basic	$1.84	$1.36	$1.51

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$422,050,848	$313,882,295	$355,205,240
Reallocation of undistributed earnings	6,341	5,299	17,014
Net Income available to common shareholders — Diluted	$422,057,189	$313,887,594	$355,222,254

Number of shares used in basic computation	229,405,479	230,825,293	235,526,911
Additional weighted average dilutive common stock equivalents	314,719	394,196	1,077,103
Diluted weighted average shares outstanding	229,720,198	231,219,489	236,604,014

Net income per share — Diluted	$1.84	$1.36	$1.50
For the years ended December 31, 2023, 2022 and 2021, 1,441,812 shares, 1,842,602 shares, and 200,037 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on available for sale investments and foreign currency translation adjustments that are further detailed in Note 9, "Comprehensive Income", for more information.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company will likely include additional disclosures when this ASU is adopted. The Company is currently evaluating the provisions of this ASU and expects to adopt the ASU for the year ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under this ASU, public benefit entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).” This ASU is effective on a prospective basis for the Company in the fiscal year ending December 31, 2025. This ASU will result in additional disclosures being included in the consolidated financial statements once adopted.

(2)DEBT AND FINANCING ARRANGEMENTS

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility, which would have otherwise matured on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement.

The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2023, there was no outstanding balances on the Revolver and as of December 31, 2022 there was no outstanding balance under the prior revolving credit facility.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of December 31, 2023, the Company was in compliance with its covenants under the Credit Agreement.

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
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2023, 2022 and 2021. The components of the provision for income taxes are as follows:

	2023	2022	2021
Currently payable:
Federal	$85,978,954	$62,670,986	$89,507,896
State	6,242,525	4,310,783	5,642,926
Foreign	2,091,533	1,761,732	2,098,433
Total	94,313,012	68,743,501	97,249,255
Deferred income tax benefit:
Primarily federal	(17,735,110)	(17,777,777)	(41,694,751)
Provision for income taxes	$76,577,902	$50,965,724	$55,554,504
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.8	0.9	0.7
Research tax credit	(1.3)	(1.8)	(1.0)
(Decrease) Increase in reserve for uncertain tax provisions	—	(0.2)	0.1
Non-deductible executive compensation	0.1	0.3	0.1
Non-deductible expenses	0.1	0.3	—
Foreign tax credit	(0.5)	(0.3)	(0.2)
Foreign derived intangible income deduction	(5.1)	(6.2)	(6.3)
Stock compensation	(0.4)	(0.6)	(1.3)
Other	0.5	0.4	0.2
Effective income tax rate	15.2%	13.8%	13.3%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2023 and 2022, are as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued

	December 31,
	2023	2022
Assets:
Accruals not currently deductible	$10,989,677	$9,778,184
Research and development costs	70,252,363	58,501,232
Stock based compensation	15,536,416	14,670,250
Excess tax over book depreciation	7,060,777	—
Other	4,025,082	4,722,513
Total deferred income tax assets	$107,864,315	$87,672,179
Liabilities:
Excess tax over book depreciation	$—	$(3,460,485)
Goodwill	(47,185,855)	(42,580,026)
Intangible assets	(15,235,639)	(13,268,772)
Other	(4,329,062)	(2,834,196)
Total deferred income tax liabilities	$(66,750,556)	$(62,143,479)
Net deferred income taxes	$41,113,759	$25,528,700

Net operating loss carryforwards with no expiration totaling $6.0 million are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Income taxes paid in cash were approximately $110.3 million, $35.2 million and $105.8 million in 2023, 2022 and 2021, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Beginning of year	$4,630,000	$5,275,000	$4,864,000
Additions based on tax positions related to the current year	1,046,000	951,000	1,023,000
Additions for tax positions in prior years	671,000	353,000	364,000
Reductions for tax positions in prior years	(31,000)	(26,000)	(51,000)
Reductions as a result of a lapse of the applicable statute of limitations	(1,538,000)	(1,923,000)	(925,000)
End of year	$4,778,000	$4,630,000	$5,275,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $365,000, $379,000, and $605,000 for interest as of December 31, 2023, 2022, and 2021, respectively. Interest expensed during 2023, 2022 and 2021 was not considered significant.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2023, 2022 and 2021 the Company’s contributions were approximately $13.8 million, $12.9 million and $9.0 million, respectively. The increase in the Company's matching contributions in 2023 was due to increased employee participation in the plan. The increase in 2022 was due to changes, approved by the Company's Board of Directors, to the rate of Company match, as well as increased participation in the plan.
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

The deferrals are held in a separate irrevocable rabbi trust ("the Rabbi Trust"), which has been established pursuant to the Deferred Compensation Plan. The Rabbi Trust is intended to be used to hold funds, including matching contributions. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company also makes periodic payments into Company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. At December 31, 2023, total assets held by the trustee were $8.9 million, which are recorded in Other Assets, with an associated liability of $9.0 million recorded in Other Non-Current Liabilities in the Company's consolidated balance sheets. The $8.9 million of assets held by the trustee is invested in Company-owned life insurance policies.

(5)STOCK-BASED COMPENSATION PLANS

At December 31, 2023, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

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

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2023, 25,611,657 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,908,950	1.00	4,908,950
Restricted Stock	4,231,194	4.06	17,178,648
Performance Shares	867,995	4.06	3,524,059
Total	10,008,139		25,611,657
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 4,908,950 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,674,639 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2023. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2023	2022	2021
Dividend yield (1)	1.7%	1.8%	1.8%
Expected volatility (2)	28.8%	28.8%	27.6%
Risk-free interest rate (3)	4.0%	3.4%	1.3%
Expected term of options (in years) (4)	4.2	4.2	4.1
Weighted-average grant-date fair value	$7.66	$6.42	$6.59
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
As of December 31, 2023, there was $7,993,783 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.09 years. Stock option expense for the years ended December 31, 2023, 2022 and 2021 was $6,095,854, $6,302,581, and $5,780,959 respectively.
A summary of the status of the Company’s stock option plans at December 31, 2023, 2022 and 2021, and changes during the same periods are presented in the tables below.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2023
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,872	$28
Granted	768	30
Exercised	(1,023)	31		$7,847
Forfeited	(230)	29
Outstanding at End of Year	4,387	29	2.9 years	$17,491
Exercisable at End of Year	1,942	$29	2.3 years	$8,916

	2022
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,535	$27
Granted	1,219	27
Exercised	(530)	21		$4,065
Forfeited	(352)	28
Outstanding at End of Year	4,872	28	3.1 years	$8,928
Exercisable at End of Year	1,960	$26	2.4 years	$5,864

	2021
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,533	$23
Granted	1,434	34
Exercised	(1,184)	20		$17,289
Forfeited	(248)	27
Outstanding at End of Year	4,535	27	3.4 years	$35,283
Exercisable at End of Year	1,380	$23	2.5 years	$16,433

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2023, 2022, and 2021, are presented in the table below:

	2023		2022		2021
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	2,913	$6	3,156	$5	3,175	$5
Granted	768	8	1,219	6	1,434	7
Vested	(1,056)	6	(1,153)	4	(1,212)	4
Forfeited	(180)	6	(309)	6	(241)	5
Nonvested Stock Options at End of Year	2,445	$7	2,913	$6	3,156	$5

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 4,231,194 shares under the 2019 Omnibus Plan and 5,630,019 shares under the prior plan (prior to its replacement) as of December 31, 2023, and has 3,377,863 shares outstanding under such plans.

	2023		2022		2021
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	142,314	28.03 - 32.66	119,849	23.84 - 29.89	24,634	32.98 - 34.37
2 Year	104,562	28.03 - 32.66	82,538	23.84 - 29.17	—	-
3 Years	302,569	28.03 - 32.66	261,493	23.84 - 30.85	606,853	32.98 - 35.67
4 Years	265,719	28.03 - 32.66	260,149	23.84 - 29.17	309,955	32.98 - 35.67
5 Years	184,900	28.03 - 32.66	225,060	23.84 - 29.17	157,169	32.98 - 35.67
	1,000,064	$28.03 - 32.66	949,089	$23.84 - 30.85	1,098,611	$32.98 - 35.67
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2023, 2022, and 2021, are presented in the table below:

	2023	2022	2021
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,553	3,760	3,599
Granted	1,027	949	1,099
Vested	(1,058)	(935)	(759)
Forfeited	(144)	(221)	(179)
Nonvested, End of Year	3,378	3,553	3,760
As of December 31, 2023, there was unearned stock-based compensation of $45,797,227 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense related to restricted stock for the years ended December 31, 2023, 2022 and 2021 was $24,809,834, $21,773,179, and $19,304,013 respectively.
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2023, the Company had unearned stock-based compensation of $16,118,617 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to performance share grants for the years ended December 31, 2023, 2022, and 2021 was $5,882,458, $1,246,369, and $1,573,831, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants for the year ended December 31, 2023 was $1,526,983.
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
Compensation expense related to the employee stock purchase plans for the years ended December 31, 2023, 2022, and 2021 was $882,294, $906,478, and $713,912, respectively. The following table summarizes shares sold to employees under the 2022 and prior plan in the years ended December 31, 2023, 2022 and 2021:

Plan	2023	2022	2021	Cumulative Shares Issued	Weighted Average Fair Value 2023
2022 Employee Stock Purchase Plan	194,241	94,111	—	288,352	$30.29
Prior Employee Stock Purchase Plan	—	126,101	143,892	1,624,122	$—

(6)COMMITMENTS AND CONTINGENCIES
On October 4, 2023, the Company entered into a Stock Purchase Agreement to acquire up to 3,137,500 shares of VOXX Class A Common Stock. As part of this agreement, the Company agreed to purchase 1,568,750 shares of Class A Common Stock at a price of $10 per share on January 5, 2024.
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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

	2023	2022	2021
Revenue:
Automotive Products
United States	$688,164,335	$579,531,611	$542,690,346
Germany	294,529,611	266,498,398	234,994,551
Japan	323,872,022	234,888,653	211,417,475
Mexico	142,082,011	121,553,711	111,761,245
Republic of Korea	149,554,788	95,395,479	67,219,836
Other Countries	656,457,524	576,874,606	529,104,581
Other	44,554,753	44,215,585	33,981,895
Total	$2,299,215,044	$1,918,958,043	$1,731,169,929
Income (Loss) from Operations:
Automotive Products	$495,650,700	$372,490,748	$414,185,075
Other	80,353	(2,484,622)	(4,403,097)
Total	$495,731,053	$370,006,126	$409,781,978
Assets:
Automotive Products	$1,782,342,705	$1,670,634,277	$1,495,298,453
Other	85,610,250	43,025,905	34,760,744
Corporate	743,484,597	613,569,742	601,331,969
Total	$2,611,437,552	$2,327,229,924	$2,131,391,166
Depreciation & Amortization:
Automotive Products	$87,123,055	$90,030,087	$92,516,347
Other	1,231,061	1,056,510	913,451
Corporate	4,967,076	5,481,846	5,682,221
Total	$93,321,192	$96,568,443	$99,112,019
Capital Expenditures:
Automotive Products	$163,070,404	$141,166,506	$58,415,887
Other	3,827,880	2,356,910	1,467,962
Corporate	16,780,176	2,909,707	8,951,198
Total	$183,678,460	$146,433,123	$68,835,047
Other includes Dimmable Aircraft Windows, Fire Protection Products, Nanofiber, and Medical. Major product line revenues included within the Automotive Products segment are as follows:

	2023	2022	2021
Automotive Products
Automotive Mirrors	$2,128,473,563	$1,742,196,401	$1,563,424,443
HomeLink® Modules*	126,186,728	132,546,057	133,763,591
Total Automotive Products	$2,254,660,291	$1,874,742,458	$1,697,188,034

Other Products Revenue	$44,554,753	$44,215,585	$33,981,895

Total Revenue	$2,299,215,044	$1,918,958,043	$1,731,169,929
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
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Canada, Hungary, China, and the United Kingdom, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2023, 2022 and 2021, approximately 8%, 7% and 8% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2023, the Company had three automotive customers (including direct sales to original equipment manufacturer ("OEM") customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors
2023	18%	14%	10%
2022	16%	13%	10%
2021	15%	13%	11%
.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2023 and 2022 (in thousands, except per share data):

	First		Second		Third		Fourth
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales	$550,761	$468,251	$583,473	$463,423	$575,848	$493,637	$589,132	$493,648
Gross Profit	174,737	160,412	193,083	148,367	191,441	147,201	203,369	153,834
Operating Income	113,251	103,306	127,289	85,791	122,417	86,792	132,774	94,118
Net Income	97,578	87,529	109,155	72,404	104,725	72,656	116,944	86,168
Earnings Per Share (Basic)(1)	$0.42	$0.37	$0.47	$0.31	$0.45	$0.31	$0.50	$0.37
Earnings Per Share (Diluted)(1)	$0.42	$0.37	$0.47	$0.31	$0.45	$0.31	$0.50	$0.37
(1)Basic and diluted earnings per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basis and diluted earnings per share.

(9)     COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on available for sale investments and foreign currency translation adjustments.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Years ended December 31,
	2023	2022	2021
Foreign currency translation adjustments:
Balance at beginning of period	$(4,032,239)	$920,589	$769,045
Other comprehensive (loss) income before reclassifications	(502,480)	(4,952,828)	151,544
Net current-period change	(502,480)	(4,952,828)	151,544
Balance at end of period	(4,534,719)	(4,032,239)	920,589
Unrealized gains (losses) on available-for-sale securities:
Balance at beginning of period	(10,110,695)	1,006,655	6,082,007
Other comprehensive income (loss) before reclassifications	3,360,396	(12,470,515)	(4,228,434)
Amounts reclassified from accumulated other comprehensive income (loss)	4,727,896	1,353,165	(846,918)
Net current-period change	8,088,292	(11,117,350)	(5,075,352)
Balance at end of period	(2,022,403)	(10,110,695)	1,006,655

Accumulated other comprehensive (loss) income, end of period	$(6,557,122)	$(14,142,934)	$1,927,244
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications from accumulated other comprehensive (loss) income for the years ended December 31, 2023, 2022 and 2021:

Details about Accumulated Other Comprehensive (Loss) Income Components				Affected Line item in the Statement of Consolidated Income
	For the Years ended December 31,
	2023	2022	2021
Unrealized (losses) gains on available-for-sale securities
Realized (loss) gain on sale of securities	$(5,984,678)	$(1,712,867)	$1,072,048	Other (loss) income, net
Provision for income taxes	1,256,782	359,702	(225,130)	Provision for Income Taxes
Total reclassifications for the period	$(4,727,896)	$(1,353,165)	$846,918	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of: $307.4 million related to the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021; and $26.7 million as part of the acquisition of eSight in the fourth quarter of 2023. Refer to Note 12, "Acquisitions", for further information on the eSight acquisition. The carrying value of Goodwill as of December 31, 2023 and December 31, 2022 was $340.1 million and $313.8 million, respectively, as set forth in the table below.

Carrying Amount
Balance as of December 31, 2022	$313,807,494
Acquisitions	26,696,012
Divestitures	—
Impairments	—
Other	(397,875)
Balance as of December 31, 2023	340,105,631

As of December 31, 2023, $30.6 million of goodwill was recorded within the Other segment as a result of the Vaporsens, Air-Craftglass, and the eSight acquisitions, and $309.5 million of goodwill was recorded within the Automotive segment.

The Company reviews goodwill and IPR&D for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performed a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit or intangible asset's fair value is less than its carrying amount. Based on this test, the Company determined they were not and that no additional impairment testing was needed. The Company has not recognized any impairment of goodwill or IPR&D in the current or prior periods. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and certain general industry, market and macro-economic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in 2023 and, as such, nothing indicated the need for interim impairment testing.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2023 and December 31, 2022.

As of December 31, 2023:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(153,750,000)	26,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	—	12,000,000	12 years
eSight Trade Names and Trademarks	870,000	—	870,000	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total other identifiable intangible assets	$410,755,910	$(196,750,000)	$214,005,910

As of December 31, 2022:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(138,750,000)	41,250,000	12 years
Existing Customer Platforms	43,000,000	(39,775,000)	3,225,000	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total other identifiable intangible assets	$397,885,910	$(178,525,000)	$219,360,910

Accumulated amortization on patents and intangible assets was approximately $224.7 million and $206.3 million at December 31, 2023 and 2022, respectively. Amortization expense on patents and other intangible assets was approximately $19.7 million, $21.7 million, and $22.2 million in calendar years 2023, 2022 and 2021, respectively. At December 31, 2023, patents had a weighted average amortized life of 11 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets to be approximately: $17 million for the year ended December 31, 2024; $14 million for the year ended December 31, 2025; $3 million for each of the years ended December 31, 2026, December 2027, and December 31, 2028.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)    REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the years ended December 31, 2023, 2022, and 2021:

	For the Years ended December 31,
Revenue	2023	2022	2021
Automotive Products
U.S.	$688,164,335	$579,531,611	$542,690,346
Germany	294,529,611	266,498,398	234,994,551
Japan	323,872,022	234,888,653	211,417,475
Mexico	142,082,011	121,553,711	111,761,245
Republic of Korea	149,554,788	95,395,479	67,219,836
Other	656,457,524	576,874,606	529,104,581
Total Automotive Products	$2,254,660,291	$1,874,742,458	$1,697,188,034
Other Products (U.S.)	44,554,753	44,215,585	33,981,895
Total Revenue	$2,299,215,044	$1,918,958,043	$1,731,169,929

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
Revenue	2023	2022	2021
Automotive Segment
Automotive Mirrors & Electronics	$2,128,473,563	$1,742,196,401	$1,563,424,443
HomeLink Modules*	126,186,728	132,546,057	133,763,591
Total Automotive Products	$2,254,660,291	$1,874,742,458	$1,697,188,034

Other Segment
Fire Protection Products	$25,927,018	$38,238,092	$25,048,697
Windows Products	18,582,949	5,977,493	8,914,798
Nanofiber Products	—	—	18,400
Medical	44,786	—	—
Total Other	$44,554,753	$44,215,585	$33,981,895

*Excludes HomeLink revenue related to HomeLink modules integrated into automotive mirrors.

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Such recognition generally occurs with the transfer of control of the products at a point in time. The

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Automotive Products Segment

Automotive Rearview Mirrors and Electronics

The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, Integrated Toll Module® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features. The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also ships exterior non-automatic-dimming rearview mirrors with similar electronic features as what is available in its automatic-dimming applications. The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 2, 2023, the Company acquired certain technology assets from eSight for approximately $18.9 million in cash, in addition to the 20% equity the Company previously held in the assets, as well as an earn out provision. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease.

Refer to Note 12, "Acquisitions", for further information.

(12)    ACQUISITIONS

On November 2, 2023, the Company acquired certain technology assets from eSight for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held in the assets, as well as an earn out provision over a ten year period. The earn out provision consists of multiple potential payments based on the revenue over the next ten calendar years, with the total earn out not to exceed $70 million. The Company funded the acquisition with cash on hand. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. These assets will be classified within the Company's Other segment.

The Company will account for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2023. Less than $0.1 million of revenue of the business of eSight was included in the Company's consolidated statement of income and comprehensive income for the year ended December 31, 2023.

The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of November 2, 2023:

Fair Value
Current Assets	$441,228
Personal Property	75,000
Right of Use Asset (Lease)	116,562
ESight Technology	12,000,000
Trade Names and Trademarks	870,000
Goodwill	26,696,012
Total Assets	$40,198,802

Lease Liability	$116,562
Contingent Earn Out Liability	12,000,000
Total Liabilities	$12,116,562

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

*10.25
Specimen form of Performance Share Award Agreement for the Gentex Corporation Long-Term Incentive Plan filed as an exhibit to Registrant's Report on Form 10-K filed February 22, 2023., and is hereby incorporated herein by reference.

*10.26
Specimen form of Gentex Corporation Restricted Stock Unit Award Agreement was filed as an exhibit to Registrant's Report on Form 10-Q dated November 3, 2023, and is hereby incorporated herein by reference.

10.27
Stock Purchase Agreement by and among Gentex Corporation, Avalon Park International LLC and Avalon Park Group Holding AG, dated as of October 4, 2023, filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2024..

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97	Gentex Corporation Incentive-Based Compensation Recoupment Policy, effective November 16, 2023
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 *Indicates a compensatory plan or arrangement.