Form 10-Q
period 2024-03-31
GENTEX CORP
filed 2024-05-03
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 26, 2024
Common Stock, $.06 Par Value	231,184,476

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2024
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023

	March 31, 2024 (Unaudited)	December 31, 2023 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,004,534	$226,435,019
Short-term investments	16,758,924	14,356,476
Accounts receivable, net	341,591,131	321,809,868
Inventories	436,537,244	402,473,028
Prepaid expenses and other	28,702,868	32,663,762
Total current assets	1,072,594,701	997,738,153

PLANT AND EQUIPMENT—NET	664,788,932	652,877,672

OTHER ASSETS
Goodwill	340,105,631	340,105,631
Long-term investments	311,028,408	299,080,876
Intangible assets, net	209,809,035	214,005,910
Deferred tax asset	44,741,075	41,113,759
Patents and other assets, net	70,146,788	66,515,551
Total other assets	975,830,937	960,821,727
Total assets	$2,713,214,570	$2,611,437,552

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$191,736,616	$184,398,820
Accrued liabilities	112,674,602	87,210,156
Total current liabilities	304,411,218	271,608,976

OTHER NON-CURRENT LIABILITIES	32,439,563	27,311,507

Total liabilities	336,850,781	298,920,483

SHAREHOLDERS’ INVESTMENT
Common stock	13,871,933	13,887,326
Additional paid-in capital	991,053,652	968,245,875
Retained earnings	1,378,904,530	1,336,940,990
Accumulated other comprehensive loss	(7,466,326)	(6,557,122)
Total shareholders’ investment	2,376,363,789	2,312,517,069
Total liabilities and shareholders’ investment	$2,713,214,570	$2,611,437,552

Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
NET SALES	$590,225,211	$550,761,311

COST OF GOODS SOLD	387,987,605	376,024,080
Gross profit	202,237,606	174,737,231

OPERATING EXPENSES:
Engineering, research and development	42,181,986	34,653,747
Selling, general & administrative	30,709,308	26,832,837
Total operating expenses	72,891,294	61,486,584

Income from operations	129,346,312	113,250,647

OTHER INCOME (LOSS)
Investment (loss) income	(3,368,524)	2,939,195
Other income (loss), net	1,670,139	(194,740)
Total other (loss) income	(1,698,385)	2,744,455

INCOME BEFORE PROVISION FOR INCOME TAXES	127,647,927	115,995,102

PROVISION FOR INCOME TAXES	19,417,213	18,416,841

NET INCOME	$108,230,714	$97,578,261

EARNINGS PER SHARE: (1)
Basic	$0.47	$0.42
Diluted	$0.47	$0.42

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Net income	$108,230,714	$97,578,261

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(950,213)	(121,167)
Unrealized gains (losses) on debt securities, net	51,910	2,581,777

Other comprehensive (loss) income, before tax	(898,303)	2,460,610

Income tax impact related to components of other comprehensive income (loss)	10,901	542,173

Other comprehensive (loss) income, net of tax	(909,204)	1,918,437

Comprehensive income	$107,321,510	$99,496,698

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069
Issuance of common stock from stock plan transactions	944,345	56,661	16,777,325	—	—	16,833,986
Repurchases of common stock	(1,200,903)	(72,054)	(4,443,340)	(38,523,693)	—	(43,039,087)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,473,792	—	—	10,473,792
Dividends declared ($0.12 per share)	—	—	—	(27,743,481)	—	(27,743,481)
Net income	—	—	—	108,230,714	—	108,230,714
Other comprehensive loss	—	—	—	—	(909,204)	(909,204)
BALANCE AS OF MARCH 31, 2024	231,198,885	$13,871,933	$991,053,652	$1,378,904,530	$(7,466,326)	$2,376,363,789

BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	603,636	36,218	5,919,804	—	—	5,956,022
Repurchases of common stock	(1,046,926)	(62,815)	(3,653,772)	(24,746,045)	—	(28,462,632)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,519,535	—	—	8,519,535
Dividends declared ($0.12 per share)	—	—	—	(28,046,798)	—	(28,046,798)
Net income	—	—	—	97,578,261	—	97,578,261
Other comprehensive loss	—	—	—	—	1,918,437	1,918,437
BALANCE AS OF MARCH 31, 2023	233,726,045	$14,023,563	$928,284,890	$1,193,171,690	$(12,224,497)	$2,123,255,646

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,230,714	$97,578,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,953,768	24,041,648
(Gain) on disposal of assets	(25,671)	(106,743)
Loss on disposal of assets	6,838	41,843
(Gain) on sale of investments and technology investment income	(4,687,471)	(1,199,707)
Loss on sale of investments and technology investment losses	10,384,965	1,671,583
Change in deferred income taxes	(3,638,218)	141,959
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,473,792	8,519,535
Change in operating assets and liabilities:
Accounts receivable, net	(19,781,263)	(56,373,376)
Inventories	(34,064,216)	2,590,294
Prepaid expenses and other	4,663,897	(629,502)
Accounts payable	6,080,702	11,112,425
Accrued liabilities, excluding dividends declared	28,279,293	33,525,890
Net cash provided by operating activities	129,877,130	120,914,110

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	16,121,684	3,128,110
Maturities and calls	1,420,000	1,465,000
Purchases	(37,537,250)	(32,178,155)
Plant and equipment additions	(31,871,370)	(42,819,075)
Proceeds from sale of plant and equipment	9,500	118,410
Increase in other assets	(3,285,058)	(2,110,935)
Net cash used for investing activities	(55,142,494)	(72,396,645)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	16,833,987	5,956,022
Cash dividends paid	(27,774,268)	(28,099,993)
Repurchases of common stock	(41,224,840)	(25,675,972)
Net cash used for financing activities	(52,165,121)	(47,819,943)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,569,515	697,522

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	226,435,019	218,754,638

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$249,004,534	$219,452,160

	Three Months Ended March 31, 2024
SUPPLEMENTAL CASH FLOW DATA	2024	2023
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$557,154	$(1,283,303)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2023 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2024, and the results of operations and cash flows for the interim periods presented.

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

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021, and $26.7 million as part of the acquisition of eSight in the fourth quarter of 2023. The carrying value of Goodwill as of both March 31, 2024 and December 31, 2023 was $340.1 million, as set forth in the table below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Amount
Balance as of December 31, 2023	$340,105,631
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of March 31, 2024	$340,105,631

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the first quarter of 2024 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of March 31, 2024:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,396,881	$(27,838,512)	$11,558,369	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(157,500,000)	22,500,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	(416,667)	11,583,333	12 years
eSight Trade Names and Trademarks	870,000	(30,208)	839,792	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$410,755,910	$(200,946,875)	$209,809,035

Total Patents & Other Intangible Assets	$450,152,791	$(228,785,387)	$221,367,404

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,199,107	$(27,769,803)	$11,429,304	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(153,750,000)	26,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	—	12,000,000	12 years
eSight Trade Names and Trademarks	870,000	—	870,000	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$410,755,910	$(196,750,000)	$214,005,910

Total Patents & Other Intangible Assets	$449,955,017	$(224,519,803)	$225,435,214

Amortization expense on patents and intangible assets was approximately $4.5 million during the three months ended March 31, 2024, compared to approximately $5.3 million for the same period ended March 31, 2023.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2024 to be approximately $18 million, for the year ending December 31, 2025 to be approximately $15 million, and for each of the years ending December 31, 2026, December 31, 2027, and December 31, 2028 to be approximately $3 million.

(4)    Investments
Available for sale securities
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

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("technology investments"). Such technology investments totaled approximately $133.9 million as of March 31, 2024, of which $130.4 million and $3.5 million are recorded in long-term investments and short-term investments on the consolidated balance sheet, and $128.0 million as of December 31, 2023, of which $124.6 million and $3.4 million are recorded in long-term investments and short-term investments on the consolidated balance sheet. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the technology investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but do not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net in the Company's consolidated statement of income. All other technology investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2024 and December 31, 2023:
As of March 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$249,004,534	$249,004,534	$—	$—
Short-Term Investments:
Certificate of Deposit	746,125	746,125	—	—
Corporate Bonds	1,955,083	—	1,955,083	—
Government Securities	7,382,970	—	7,382,970	—
Municipal Bonds	1,730,433	—	1,730,433	—
Other	1,477,288	1,477,288	—	—
Long-Term Investments:
Asset Backed Securities	32,561,930	—	32,561,930	—
Certificate of Deposit	748,245	748,245	—	—
Corporate Bonds	66,095,516	—	66,095,516	—
Government Securities	6,781,490	—	6,781,490	—
Municipal Bonds	47,375,455	—	47,375,455	—
Common Stock	27,020,275	27,020,275	—	—
Total	$442,879,344	$278,996,467	$163,882,877	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,435,019	$226,435,019	$—	$—
Short-Term Investments:
Certificate of Deposit	994,013	994,013	—	—
Corporate Bonds	1,943,886	—	1,943,886	—
Government Securities	4,759,507	—	4,759,507	—
Municipal Bonds	1,726,658	—	1,726,658	—
Other	1,465,388	1,465,388	—	—
Long-Term Investments:
Asset-backed Securities	27,146,504	—	27,146,504	—
Certificate of Deposit	748,358	748,358	—	—
Corporate Bonds	65,404,340	—	65,404,340	—
Governmental Securities	6,227,129	—	6,227,129	—
Municipal Bonds	56,336,921	—	56,336,921
Common Stock	18,610,519	18,610,519	—	—
Total	$411,798,242	$248,253,297	$163,544,945	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of March 31, 2024 and December 31, 2023:

As of March 31, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$750,000	$—	$(3,875)	$746,125
Corporate Bonds	1,970,327	—	(15,244)	1,955,083
Government Securities	7,401,456	—	(18,486)	7,382,970
Municipal Bonds	1,749,223	—	(18,790)	1,730,433
Other	1,477,288	—	—	1,477,288
Long-Term Investments:
Asset Backed Securities	32,384,759	363,920	(186,749)	32,561,930
Certificate of Deposit	750,000	—	(1,755)	748,245
Corporate Bonds	67,027,320	319,188	(1,250,992)	66,095,516
Government Securities	6,826,404	—	(44,914)	6,781,490
Municipal Bonds	49,025,853	287,737	(1,938,135)	47,375,455
Common Stock	33,012,386	123,840	(6,115,951)	27,020,275
Total	$202,375,016	$1,094,685	$(9,594,891)	$193,874,810

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(5,987)	$994,013
Corporate Bonds	1,976,195	—	(32,309)	1,943,886
Government Securities	4,754,495	21,141	(16,129)	4,759,507
Municipal Bonds	1,749,038	—	(22,380)	1,726,658
Other	1,465,388	—	—	1,465,388
Long-Term Investments:
Asset-backed Securities	26,923,803	331,847	(109,146)	27,146,504
Certificate of Deposit	750,000		(1,642)	748,358
Corporate Bonds	66,214,398	748,471	(1,558,529)	65,404,340
Government Securities	6,217,774	10,675	(1,320)	6,227,129
Municipal Bonds	58,261,615	811,128	(2,735,822)	56,336,921
Common Stock	17,324,886	1,328,446	(42,813)	18,610,519
Total	$186,637,592	$3,251,708	$(4,526,077)	$185,363,223

Unrealized losses on investments as of March 31, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$6,442,204	$67,460,003
Loss duration of greater than one year	3,152,687	60,198,609
Total	$9,594,891	$127,658,612

Unrealized losses on investments as of December 31, 2023, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$126,074	$13,449,592
Loss duration of greater than one year	4,400,003	76,966,258
Total	$4,526,077	$90,415,850

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

Fixed income securities as of March 31, 2024 have contractual maturities as follows:

Due within one year	$11,814,611
Due between one and five years	87,792,966
Due over five years	65,769,670
$165,377,247

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)    Inventories
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2024	December 31, 2023
Raw materials	$307,222,769	$283,126,566
Work-in-process	45,325,627	46,343,955
Finished goods	83,988,848	73,002,507
Total Inventory	$436,537,244	$402,473,028

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2024 and March 31, 2023:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Basic Earnings Per Share
Net Income	$108,230,714	$97,578,261
Less: Dividends and undistributed earnings allocated to participating securities	1,578,908	1,456,913
Net Income available to common shareholders	$106,651,806	$96,121,348

Basic weighted average shares outstanding	227,929,048	230,605,626
Net Income per share - Basic	$0.47	$0.42

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$106,651,806	$96,121,348
Reallocation of undistributed earnings	2,425	1,276
Net Income available to common shareholders - Diluted	$106,654,231	$96,122,624

Number of shares used in basic computation	227,929,048	230,605,626
Additional weighted average dilutive common stock equivalents	479,090	290,220
Diluted weighted average shares outstanding	228,408,138	230,895,846

Net Income per share - Diluted	$0.47	$0.42

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	409,297	1,810,685

(7)    Stock-Based Compensation Plans
As of March 31, 2024, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2023, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $10,487,261 for the three months ended March 31, 2024. The Company recognized compensation expense for share-based payments of $8,519,535 for the three months ended March 31, 2023. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of March 31, 2024, 10,390,056 share awards have been made under the Plan, resulting in 27,178,740 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,903,558	1.00	4,903,558
Restricted Stock	4,480,985	4.06	18,192,799
Performance Shares	1,005,513	4.06	4,082,383
Total	10,390,056		27,178,740
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of March 31, 2024, there was $7,042,117 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2024	2023
Dividend Yield (1)	1.64%	1.76%
Expected volatility (2)	28.29%	29.04%
Risk-free interest rate (3)	4.21%	3.60%
Expected term of options (years) (4)	4.14	4.15
Weighted-avg. grant date fair value	$9.08	$6.84
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2024, the Company had unearned stock-based compensation of $48,288,792 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three months ended March 31, 2024 was $6,687,341. Compensation expense from restricted stock grants in the three months ended March 31, 2023 was $5,946,054.

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

As of March 31, 2024, the Company had unearned stock-based compensation of $20,603,455 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three months ended March 31, 2024 was $1,772,630. Compensation expense related to these performance share grants in the three months ended March 31, 2023 was $502,206.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three months ended March 31, 2024 was $422,846.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of March 31, 2024, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of March 31, 2024, the Company has issued 321,682 shares under this plan.

(8)    Comprehensive Income (Loss)

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

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(4,534,719)	$(4,032,239)
Other Comprehensive loss before reclassifications	(950,213)	(121,167)
Net current-period change	(950,213)	(121,167)
Balance at end of period	(5,484,932)	(4,153,406)

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(2,022,403)	(10,110,695)
Other Comprehensive (loss) income before reclassifications	(548,457)	277,718
Amounts reclassified from accumulated other comprehensive income	589,466	1,761,886
Net current-period change	41,009	2,039,604
Balance at end of period	(1,981,394)	(8,071,091)

Accumulated other comprehensive loss, end of period	$(7,466,326)	$(12,224,497)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and three months ended March 31, 2024 and 2023:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss		Affected Line item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2024	2023
Unrealized gains (losses) on available-for-sale debt securities
Realized gain (loss) on sale of securities	$(746,159)	$(2,230,236)	Investment income
Provision for income taxes	156,693	468,350	Provision for income taxes
Total net reclassifications for the period	$(589,466)	$(1,761,886)

(9)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of March 31, 2024, there was no outstanding balance on the Revolver.

As of March 31, 2024, the Company is in compliance with its covenants under the Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)    Equity

The decrease in common stock during the three months ended March 31, 2024, was primarily due to the repurchases of 1.2 million shares, partially offset by the issuance of 0.9 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 0.3 million shares.

The Company recorded a cash dividend of $0.120 per share during the first quarter of 2024 as compared to a cash dividend of $0.120 per share during the first quarter of 2023. The first quarter 2024 dividend of $27.7 million was declared on March 5, 2024 and was paid on April 17, 2024.

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

(12)    Segment Reporting

The Company's automotive segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company also develops and manufactures variably dimming windows and laminate products for the aerospace industry and fire protection products for the commercial construction industry. In 2020, the Company acquired Vaporsens, which specializes in nanofiber chemical sensing. In 2023, the Company acquired certain technology assets from eSight, which provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease, These four non-automotive segments are combined into the "Other" segment as shown below.

	Three Months Ended March 31,
	2024	2023
Revenue:
Automotive Products	$577,602,196	$537,422,988
Other	12,623,015	13,338,323
Total	$590,225,211	$550,761,311

Income (Loss) from operations:
Automotive Products	$129,546,140	$111,439,798
Other	(199,828)	1,810,849
Total	$129,346,312	$113,250,647

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)    Income Taxes
The effective tax rate was 15.2% in the three months ended March 31, 2024, compared to an effective tax rate of 15.9% for the same period in 2023. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three month periods ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
Revenue	2024	2023
Automotive Products
U.S.	$165,140,622	$170,781,604
Japan	89,004,628	72,155,984
Germany	75,694,888	80,579,465
Korea	53,695,112	23,478,469
Mexico	37,621,163	34,287,544
Other	156,445,783	156,139,922
Total Automotive Products	$577,602,196	$537,422,988
Other Products (U.S.)	12,623,015	13,338,323
Total Revenue	$590,225,211	$550,761,311

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three month periods ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
Revenue	2024	2023
Automotive Segment
Automotive Mirrors & Electronics	$550,184,430	$505,731,576
HomeLink Modules*	27,417,766	31,691,412
Total Automotive Products	$577,602,196	$537,422,988

Other Segment
Fire Protection Products	6,836,038	9,301,153
Aerospace Products	5,770,800	4,037,170
Medical Products	16,177	—
Total Other	$12,623,015	$13,338,323

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of March 31, 2024 was 4 years, with a weighted average discount rate of 6.3%.

Future minimum lease payments for operating leases as of March 31, 2024 were as follows:

Year ending December 31,

2024 (excluding the three months ended March 31, 2024)	$1,828,676
2025	1,743,522
2026	1,202,399
2027	901,441
2028	662,837
Thereafter	57,651
Total future minimum lease payments	6,396,526
Less imputed interest	(482,318)
Total	$5,914,208

Reported as of March 31, 2024

Accrued Liabilities	$2,310,126
Other Non-Current Liabilities	3,604,082
Total	$5,914,208

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)    Acquisition

On November 2, 2023, the Company, in the ordinary course of business, acquired certain technology assets from eSight for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held in the assets, as well as an earn out provision over a ten year period. The earn out provision consists of multiple potential payments based on the revenue over the next ten calendar years, with the total earn out not to exceed $70 million. The Company funded the acquisition with cash on hand. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. These assets are classified within the Company's Other segment.

The Company will account for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2024. Less than $0.1 million of revenue of the business of eSight was included in the Company's consolidated statement of income and comprehensive income for the quarter ended March 31, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 2024 VERSUS FIRST QUARTER 2023
Net Sales. Net sales for the first quarter of 2024 increased by $39.5 million or 7%, when compared with the first quarter of 2023.
Automotive net sales for the first quarter of 2024 were $577.6 million, a 7% increase when compared with automotive net sales of $537.4 million in the first quarter of 2023. The 2% decrease in automotive mirror unit shipments in the first quarter of 2024 to 12.5 million units, compared with 12.7 million units in the first quarter of 2023, was driven by a 5% quarter over quarter decrease in interior auto-dimming mirror unit shipments, which was partially offset by a 3% quarter over quarter increase in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
North American Interior Mirrors	2,262	2,426	(7)%
North American Exterior Mirrors	1,621	1,619	—%
Total North American Mirror Units	3,883	4,045	(4)%

International Interior Mirrors	5,554	5,771	(4)%
International Exterior Mirrors	3,034	2,901	5%
Total International Mirror Units	8,588	8,672	(1)%

Total Interior Mirrors	7,816	8,197	(5)%
Total Exterior Mirrors	4,655	4,519	3%
Total Auto-Dimming Mirror Units	12,471	12,717	(2)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.6 million in the first quarter of 2024, compared to $13.3 million in the first quarter of 2023. Fire protection sales decreased to $6.8 million for the first quarter of 2024, compared to $9.3 million in the same quarter of last year. Dimmable aircraft sales increased during the first quarter of 2024 to $5.8 million, compared to $4.0 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 65.7% for the first quarter of 2024, versus 68.3% in the same quarter last year. The quarter over quarter increase in the gross profit margin was primarily the result of raw material cost reductions, customer price changes made after the first quarter of 2023, and manufacturing related efficiencies. On a quarter over quarter basis, raw material cost reductions had a positive impact on gross margin of approximately 100 -150 basis points. Manufacturing related efficiencies, including direct labor related efficiencies had a positive impact of approximately 100 - 150 basis points on gross margin. Other positive factors to gross margin on a year over year basis included lower freight and tariff costs.
Operating Expenses. Engineering, research and development expenses for the first quarter of 2024 increased by $7.5 million, when compared with the first quarter of 2023, primarily due to staffing and engineering related professional fees and testing expenses.
.
Selling, general and administrative ("S, G & A") expenses increased by 14% or $3.9 million for the first quarter of 2024, compared to the first quarter of 2023, primarily due to increased staffing. S, G & A expenses were remained at 5% of net sales in the first quarter of both 2024 and 2023.

Total operating expenses were $72.9 million in the first quarter of 2024, an increase of 19% quarter over quarter or $11.4 million, compared to $61.5 million in the first quarter of 2023.

Total Other Income (Loss). Total other income for the first quarter of 2024 decreased by $4.4 million, when compared with the first quarter of 2023.

Provision for Income Taxes. The effective tax rate was 15.2% for, and an income tax expense of $19.4 million was recorded in, the first quarter of 2024, compared to an effective tax rate of 15.9% for, and an income tax expense of $18.4 million recorded in, the same quarter of 2023. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the first quarter of 2024 was $108.2 million, up from a net income of $97.6 million in the first quarter of 2023. The change in net income was primarily the result of quarter over quarter increases in net sales and operating profits.
Earnings Per Share. The Company had earnings per diluted share for the first quarter of 2024 of $0.47, which compared to earnings per diluted share of $0.42 for the first quarter of 2023.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2024 were $249.0 million, an increase of $22.6 million, compared to $226.4 million as of December 31, 2023. The increase was primarily due to cash flows from operations, which were partially offset by capital expenditures, investment purchases, dividend payments, and share repurchases during the three months ended March 31, 2024.
Short-term investments as of March 31, 2024 were $16.8 million, up from $14.4 million as of December 31, 2023, and long-term investments were $311.0 million as of March 31, 2024, up from $299.1 million as of December 31, 2023, primarily due to the $15.7 million investment in VOXX, as discussed in Note 4 of the consolidated financial statements.
Accounts receivable as of March 31, 2024 increased approximately $19.8 million compared to December 31, 2023, primarily due to the increase in sales and timing thereof during the three months ended March 31, 2024. As of March 31, 2024, all of the Company's material tier one and OEM customers continue to be in good standing.
Inventories as of March 31, 2024 were $436.5 million, compared to $402.5 million as of December 31, 2023, primarily due to increases in finished goods in order to meet forecasted customer demands.

Accounts payable as of March 31, 2024 increased approximately $7.3 million to $191.7 million, when compared to December 31, 2023, primarily driven by supplier payment terms and increased inventory purchases.
Accrued liabilities as of March 31, 2024 increased approximately $25.5 million compared to December 31, 2023, primarily due to an increase in accrued salaries and wages.
Cash flow from operating activities for the three months ended March 31, 2024 increased $9.0 million to $129.9 million, compared with $120.9 million during the same three month period last year, primarily due to an increase in net income, which was partially offset by changes in working capital.
Capital expenditures for the three months ended March 31, 2024 were approximately $31.9 million, compared with approximately $42.8 million for the same quarter last year. The decrease was primarily due to timing of payments and a decrease in expenditures related to building and facility construction projects previously disclosed as certain manufacturing facility construction was completed, as further described below.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In 2023, the Company completed construction on a 345,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan. The total cost of the building project was approximately $85 million, which was funded with cash and cash equivalents on hand. The Company has began construction on two building expansions during 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand. The Company also entered into a multi-year lease for 32,000 square feet of manufacturing space at a location approximately 20 miles from its main campus that began operations during the second quarter of 2023.
During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. Construction is expected to begin in 2024, with an expected completion date in 2025. The total cost of the building project is expected to be $12 - $15 million, which will also be funded with cash and cash equivalents on hand.
The Company estimates that it currently has building capacity to manufacture approximately 34 - 37 million interior mirror units annually and approximately 19 - 22 million exterior mirror units annually, based on current product mix (excluding the impact of the above referenced ongoing construction). The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.

Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	March 31, 2024	December 31, 2023
Working Capital	$768,183,483	$726,129,177
Fixed Income Long-Term Investments	153,562,636	155,863,252
Total	$921,746,119	$881,992,429

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events (including, but not limited to, industry-wide parts shortages, and global supply chain and labor constraints), market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2024, the Company repurchased 1,200,903 shares. The Company has 14,650,276 shares remaining under the plan as of March 31, 2024, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2024, the Company reported net sales of $590.2 million, compared to net sales of $550.8 million in the first quarter of 2023, a 7% increase quarter over quarter. For the first quarter of 2024, global light vehicle production in North America, Europe, and Japan/Korea decreased approximately 3%, when compared to the first quarter of 2023.

In the first quarter of 2024, the Company had 31 net new launches of interior and exterior auto-dimming mirrors and electronic features. Over 60% of the launches in the first quarter of 2024 were advanced feature launches, with HomeLink®,Full Display Mirror®, and outside auto-dimming mirrors being the bulk of such launches.

PRODUCT UPDATE

Mirror Systems

In 2023, The People's Republic of China newly issued GB15084 and the related procedures, which allow for the Company's frameless inside mirrors to be used on vehicles in the China domestic market.

Camera Systems

Full Display Mirror® began production in 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, internally or externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a mirror, which meets long-standing safety requirements in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks.

As of the first quarter of 2024, the Company is shipping production Full Display Mirrors® to sixteen different automaker customers. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China released an updated version of its GB15084, effective in 2023, which allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain a primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with sixteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all sixteen of these automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there is increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) for the Toyota Harrier in 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. The Company also continues shipping auto-dimming mirrors containing DVR for both the Toyota Yaris and the Yaris Cross for the Japan market. This product is the first Gentex DVR product that has an app available to allow the consumer to pull recorded information from the mirror to a phone, which creates a more user friendly experience.
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. In 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activates the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For the automaker, it allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues to work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in other markets, like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product could potentially represent another growth opportunity over the next several years.

The Company previously announced its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 Audi platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi throughout the remainder of 2024. The Company is also shipping ITM® to a second OEM customer, Mercedes, on the EQS model. In 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

Further, the Company has previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other current biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink Connect®. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users. The Company announced in 2018 that it completed an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In 2020, the Company announced a partnership, in the ordinary course of business, with PayByCar™, to pursue compatibility between the Company's Integrated Toll Module® and PayByCar's innovative payment solution that allows drivers to use their smartphones and toll transponder to fuel up at certain gas stations without using cash or a credit card. Compatibility between these two technologies can help to grow each company's respective consumer base, while introducing new users to the benefits of the transactional vehicle.

In 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, which, again, is the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is underway and will allow users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

Dimmable Devices

The Company previously announced that it is providing variably dimmable windows for the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. In 2019, the Company announced that its latest generation of dimmable aircraft windows will be offered as optional content on the new Boeing 777X. In 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. As also previously announced, Airbus is now offering, as optional content, the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.

Medical

In 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. In 2024, the Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

On November 2, 2023, in the ordinary course of business, the Company acquired certain technology assets from eSight Corporation for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held, as well as an earn out provision over a ten year period. The technology acquired from eSight provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the second quarter of 2024, and full years 2024 and 2025 are based on the mid-April 2024 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Second quarter of 2024, and calendar years 2024 and 2025, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2024	Q2 2023	% Change	Calendar Year 2025	Calendar Year 2024	Calendar Year 2023	2025 vs 2024 % Change	2024 vs 2023 % Change
North America	4.15	4.09	1%	16.42	16.01	15.68	3%	2%
Europe	4.52	4.66	(3)%	17.52	17.49	17.88	—%	(2)%
Japan and Korea	3.03	3.13	(3)%	11.80	12.16	12.77	(3)%	(5)%
China	7.51	6.74	11%	30.85	29.72	29.04	4%	2%
Total Light Vehicle Production	19.21	18.62	3%	76.59	75.38	75.37	2%	—%

Based on the aforementioned light vehicle production forecast and the actual results for the first three months of 2024, the Company is making no changes to its previously provided guidance for calendar year 2024 as shown below.
•Revenue is expected to be between $2.45 and $2.55 billion
•Gross Margin is expected to be between 34% and 35%
•Operating Expenses are expected to be approximately $295 to $305 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 16% and 18%
•Capital Expenditures are expected to be between $225 and $250 million
•Depreciation and Amortization is expected to be between $95 and $105 million

Due to ongoing volatility in customer orders and vehicle production volumes, the Ukraine-Russia war, Israel-Hamas war, labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: light vehicle production levels; industry-wide parts shortages and global supply chain constraints; impacts of already in place and potential additional future tariffs; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and could further disrupt shipments to these customers and make forecasting difficult.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of March 31, 2024, the Company has 14.7 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2025, the Company still expects calendar year 2025 revenue of approximately $2.65 to $2.75 billion. As noted above, continuing uncertainties make forecasting difficult.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended March 31, 2024, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2023 are set forth herein.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of April 16, 2024 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2023, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first three months of 2024, the Company repurchased 1.2 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 1,200,903 shares during the first three months of 2024, the Company has 14.7 million shares remaining under the plan as of March 31, 2024.

The following is a summary of share repurchase activity during each month of the three month period ended March 31, 2024:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2024	90,006	33.81	90,006	15,761,173
February 2024	510,247	35.31	510,247	15,250,926
March 2024	600,650	36.59	600,650	14,650,276
1st Quarter 2024 Total	1,200,903	35.84	1,200,903

2024 Total	1,200,903	35.84	1,200,903	14,650,276

As of March 31, 2024, the Company has repurchased 157,349,452 shares at a total cost of $2,789,723,701 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 3, 2024	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 3, 2024	/s/ Kevin C. Nash
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