Form 10-Q
period 2024-06-30
GENTEX CORP
filed 2024-08-02
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 26, 2024
Common Stock, $.06 Par Value	230,217,225

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2024
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023

	June 30, 2024 (Unaudited)	December 31, 2023 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,241,951	$226,435,019
Short-term investments	15,534,338	14,356,476
Accounts receivable, net	306,565,681	321,809,868
Inventories, net	463,492,305	402,473,028
Prepaid expenses and other	38,049,578	32,663,762
Total current assets	1,083,883,853	997,738,153

PLANT AND EQUIPMENT—NET	679,486,957	652,877,672

OTHER ASSETS
Goodwill	340,105,631	340,105,631
Long-term investments	308,051,778	299,080,876
Intangible assets, net	205,790,910	214,005,910
Deferred tax asset	52,335,039	41,113,759
Patents and other assets, net	68,630,894	66,515,551
Total other assets	974,914,252	960,821,727
Total assets	$2,738,285,062	$2,611,437,552

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$206,001,837	$184,398,820
Accrued liabilities	98,726,663	87,210,156
Total current liabilities	304,728,500	271,608,976

OTHER NON-CURRENT LIABILITIES	33,257,035	27,311,507

Total liabilities	337,985,535	298,920,483

SHAREHOLDERS’ INVESTMENT
Common stock	13,813,772	13,887,326
Additional paid-in capital	1,000,014,813	968,245,875
Retained earnings	1,394,446,595	1,336,940,990
Accumulated other comprehensive loss	(7,975,653)	(6,557,122)
Total shareholders’ investment	2,400,299,527	2,312,517,069
Total liabilities and shareholders’ investment	$2,738,285,062	$2,611,437,552

Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES	$572,925,778	$583,472,846	$1,163,150,989	$1,134,234,157

COST OF GOODS SOLD	384,362,469	390,389,807	772,350,073	766,413,887
Gross profit	188,563,309	193,083,039	390,800,916	367,820,270

OPERATING EXPENSES:
Engineering, research and development	44,003,994	37,973,790	86,185,980	72,627,537
Selling, general & administrative	29,675,293	27,819,861	60,384,602	54,652,698
Total operating expenses	73,679,287	65,793,651	146,570,582	127,280,235

Income from operations	114,884,022	127,289,388	244,230,334	240,540,035

OTHER (LOSS) INCOME
Investment (loss) income	(12,393,771)	2,890,934	(15,762,295)	5,830,128
Other income (loss), net	(1,159,272)	(1,576,538)	510,867	(1,771,277)
Total other (loss) income	(13,553,043)	1,314,396	(15,251,428)	4,058,851

INCOME BEFORE PROVISION FOR INCOME TAXES	101,330,979	128,603,784	228,978,906	244,598,886

PROVISION FOR INCOME TAXES	15,290,541	19,448,381	34,707,753	37,865,222

NET INCOME	$86,040,438	$109,155,403	$194,271,153	$206,733,664

EARNINGS PER SHARE: (1)
Basic	$0.37	$0.47	$0.84	$0.88
Diluted	$0.37	$0.47	$0.84	$0.88

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86,040,438	$109,155,403	$194,271,153	$206,733,664

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(509,541)	(1,456,377)	(1,459,754)	(1,577,544)
Unrealized gains on debt securities, net	271	554,565	52,181	3,136,342

Other comprehensive (loss) income, before tax	(509,270)	(901,812)	(1,407,573)	1,558,798

Income tax impact related to components of other comprehensive (loss) income	57	116,459	10,958	658,632

Other comprehensive (loss) income, net of tax	(509,327)	(1,018,271)	(1,418,531)	900,166

Comprehensive income	$85,531,111	$108,137,132	$192,852,622	$207,633,830

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2024	231,198,885	$13,871,933	$991,053,652	$1,378,904,530	$(7,466,326)	$2,376,363,789
Issuance of common stock from stock plan transactions	433,321	25,999	3,382,323	—	—	3,408,322
Repurchases of common stock	(1,402,667)	(84,160)	(5,344,160)	(42,871,254)	—	(48,299,574)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,922,998	—	—	10,922,998
Dividends declared ($0.12 per share)	—	—	—	(27,627,119)	—	(27,627,119)
Net income	—	—	—	86,040,438	—	86,040,438
Other comprehensive loss	—	—	—	—	(509,327)	(509,327)
BALANCE AS OF JUNE 30, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527

BALANCE AS OF APRIL 1, 2023	233,726,045	$14,023,563	$928,284,892	$1,193,171,690	$(12,224,497)	$2,123,255,648
Issuance of common stock from stock plan transactions	624,323	37,459	7,889,328	—		7,926,787
Repurchases of common stock	(920,374)	(55,223)	(3,258,126)	(21,790,142)	—	(25,103,491)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,744,670	—	—	9,744,670
Dividends declared ($0.12 per share)	—	—	—	(28,011,420)	—	(28,011,420)
Net income	—	—	—	109,155,403	—	109,155,403
Other comprehensive loss	—	—	—	—	(1,018,271)	(1,018,271)
BALANCE AS OF JUNE 30, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069
Issuance of common stock from stock plan transactions	1,377,666	82,660	20,159,649	—	—	20,242,309
Repurchases of common stock	(2,603,570)	(156,214)	(9,787,501)	(81,394,947)	—	(91,338,662)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,396,790	—	—	21,396,790
Dividends declared ($0.24 per share)	—	—	—	(55,370,601)	—	(55,370,601)
Net income	—	—	—	194,271,153	—	194,271,153
Other comprehensive loss	—	—	—	—	(1,418,531)	(1,418,531)
BALANCE AS OF JUNE 30, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527

BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	1,227,959	73,677	13,809,133	—	—	13,882,810
Issuance of common stock related to acquisitions	—	—	—	—	—	—
Repurchases of common stock	(1,967,300)	(118,038)	(6,911,897)	(46,536,187)	—	(53,566,122)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	18,264,205	—	—	18,264,205
Dividends declared ($0.24 per share)	—	—	—	(56,058,218)	—	(56,058,218)
Net income	—	—	—	206,733,664	—	206,733,664
Other comprehensive income	—	—	—	—	900,166	900,166
BALANCE AS OF JUNE 30, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$194,271,153	$206,733,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,942,132	48,841,936
(Gain) on disposal of assets	(1,261,727)	(214,593)
Loss on disposal of assets	29,782	220,568
(Gain) on sale of investments and technology investment income	(4,708,185)	(2,747,586)
Loss on sale of investments and technology investment losses	29,061,771	4,201,138
Deferred tax expense	(11,232,239)	(5,122,661)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	21,396,790	18,264,205
Change in operating assets and liabilities:
Accounts receivable, net	15,244,187	(73,915,719)
Inventories	(61,019,277)	14,334,001
Prepaid expenses and other	(3,559,130)	(2,722,437)
Accounts payable	17,318,424	22,410,431
Accrued liabilities, excluding dividends declared	15,643,764	11,483,186
Net cash provided by operating activities	259,127,445	241,766,133

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	19,649,880	21,523,990
Maturities and calls	6,260,000	11,650,000
Purchases	(60,360,047)	(65,945,596)
Plant and equipment additions	(63,634,852)	(90,277,995)
Proceeds from sale of plant and equipment	127,000	140,610
Increase in other assets	(4,120,881)	(3,486,284)
Net cash used for investing activities	(102,078,900)	(126,395,275)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	20,242,309	13,882,810
Cash dividends paid	(55,517,709)	(56,146,939)
Repurchases of common stock	(87,966,213)	(54,195,766)
Net cash used for financing activities	(123,241,613)	(96,459,895)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,806,932	18,910,963

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	226,435,019	218,754,638

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$260,241,951	$237,665,601

	Six Months Ended June 30
SUPPLEMENTAL CASH FLOW DATA	2024	2023
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$(912,142)	$5,064,356

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2023 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2024, and the results of operations and cash flows for the interim periods presented.

(2)    Adoption of New Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. The Company will likely include additional disclosures when this ASU is adopted by the Company. The Company is currently evaluating the provisions of this ASU and expects to adopt the ASU for the year ending December 31, 2024.

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

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021; and $26.7 million as part of the acquisition of eSight in the fourth quarter of 2023. The carrying value of Goodwill as of both June 30, 2024 and December 31, 2023 was $340.1 million, as set forth in the table below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Amount
Balance as of December 31, 2023	$340,105,631
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of June 30, 2024	$340,105,631

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the second quarter of 2024 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of June 30, 2024:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,013,180	$(27,602,158)	$11,411,022	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(161,250,000)	18,750,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	(666,667)	11,333,333	12 years
eSight Trade Names and Trademarks	870,000	(48,333)	821,667	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total Other Intangible Assets	$410,755,910	$(204,965,000)	$205,790,910

Total Patents & Other Intangible Assets	$449,769,090	$(232,567,158)	$217,201,932

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

Amortization expense on patents and intangible assets was approximately $4.4 million and $8.7 million during the three and six months ended June 30, 2024, respectively, compared to approximately $5.2 million and $10.5 million for the same periods ended June 30, 2023, respectively.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 4, 2023, the Company entered into a Stock Purchase Agreement to acquire up to 3,137,500 shares of VOXX International Corporation ("VOXX") Class A Common Stock. The Company agreed to purchase the shares in two tranches: (1) on October 6, 2023, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share, and (2) on January 5, 2024, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share. The VOXX shares held by the Company are publicly traded and have a readily determinable fair market value and are considered Level 1 assets. As of June 30, 2024, the Company holds a total of 3,311,308 shares of VOXX. The investment is accounted for in accordance with ASC 321, Investments - Equity Securities, with changes in fair value recorded in Investment income, net in consolidated statements of income. During the three and six months ended June 30, 2024, the Company recorded $16.6 million and $23.8 million, respectively, of mark to market adjustments in investment income.

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled approximately $146.2 million as of June 30, 2024, of which $142.7 million and $3.5 million are recorded in long-term investments and short-term investments, respectively, on the consolidated balance sheet, and $128.0 million as of December 31, 2023, of which $124.6 million and $3.4 million are recorded in long-term investments and short-term investments, respectively, on the consolidated balance sheet. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but do not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net in the Company's consolidated statement of income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2024 and December 31, 2023:
As of June 30, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$260,241,951	$260,241,951	$—	$—
Short-Term Investments:
Certificate of Deposit	995,838	995,838	—	—
Government Securities	4,591,123	—	4,591,123	—
Municipal Bonds	5,079,264	—	5,079,264	—
Other	1,401,088	1,401,088	—	—
Long-Term Investments:
Asset Backed Securities	40,725,036	—	40,725,036	—
Corporate Bonds	62,832,820	—	62,832,820	—
Government Securities	8,380,081	—	8,380,081	—
Municipal Bonds	43,932,270	—	43,932,270	—
Common Stock	10,463,734	10,463,734	—	—
Total	$438,643,205	$273,102,611	$165,540,594	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,435,019	$226,435,019	$—	$—
Short-Term Investments:
Certificate of Deposit	994,013	994,013	—	—
Corporate Bonds	1,943,886	—	1,943,886	—
Government Securities	4,759,507	—	4,759,507	—
Municipal Bonds	1,726,658	—	1,726,658	—
Other	1,465,388	1,465,388	—	—
Long-Term Investments:
Asset-backed Securities	27,146,504	—	27,146,504	—
Certificate of Deposit	748,358	748,358	—	—
Corporate Bonds	65,404,340	—	65,404,340	—
Governmental Securities	6,227,129	—	6,227,129	—
Municipal Bonds	56,336,921	—	56,336,921
Common Stock	18,610,519	18,610,519	—	—
Total	$411,798,242	$248,253,297	$163,544,945	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of June 30, 2024 and December 31, 2023:

As of June 30, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(4,162)	$995,838
Government Securities	4,608,148	—	(17,025)	4,591,123
Municipal Bonds	5,137,053	—	(57,789)	5,079,264
Other	1,401,088	—	—	1,401,088
Long-Term Investments:
Asset Backed Securities	40,635,021	343,922	(253,907)	40,725,036
Corporate Bonds	63,561,430	203,037	(931,647)	62,832,820
Government Securities	8,434,018	17,187	(71,124)	8,380,081
Municipal Bonds	45,668,584	216,797	(1,953,111)	43,932,270
Total	$170,445,342	$780,943	$(3,288,765)	$167,937,520

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(5,987)	$994,013
Corporate Bonds	1,976,195	—	(32,309)	1,943,886
Government Securities	4,754,495	21,141	(16,129)	4,759,507
Municipal Bonds	1,749,038	—	(22,380)	1,726,658
Other	1,465,388	—	—	1,465,388
Long-Term Investments:
Asset-backed Securities	26,923,803	331,847	(109,146)	27,146,504
Certificate of Deposit	750,000		(1,642)	748,358
Corporate Bonds	66,214,398	748,471	(1,558,529)	65,404,340
Government Securities	6,217,774	10,675	(1,320)	6,227,129
Municipal Bonds	58,261,615	811,128	(2,735,822)	56,336,921
Common Stock	17,324,886	1,328,446	(42,813)	18,610,519
Total	$186,637,592	$3,251,708	$(4,526,077)	$185,363,223

Unrealized losses on available-for-sale securities as of June 30, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$455,438	$58,239,483
Loss duration of greater than one year	2,833,327	62,929,099
Total	$3,288,765	$121,168,582

Unrealized losses on available-for-sale securities as of December 31, 2023, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$126,074	$13,449,592
Loss duration of greater than one year	4,400,003	76,966,258
Total	$4,526,077	$90,415,850

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

Fixed income securities as of June 30, 2024 have contractual maturities as follows:

Due within one year	$10,666,225
Due between one and five years	89,477,474
Due over five years	66,392,732
$166,536,431

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2024	December 31, 2023
Raw materials	$322,616,747	$283,126,566
Work-in-process	52,272,636	46,343,955
Finished goods	88,602,922	73,002,507
Total Inventory	$463,492,305	$402,473,028

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2024 and June 30, 2023:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Net Income	$86,040,438	$109,155,403	$194,271,153	$206,733,664
Less: Dividends and undistributed earnings allocated to participating securities	1,202,737	1,616,981	2,782,172	3,095,900
Net Income available to common shareholders	$84,837,701	$107,538,422	$191,488,981	$203,637,764

Basic weighted average shares outstanding	227,377,169	230,005,782	227,490,367	230,135,955
Net Income per share - Basic	$0.37	$0.47	$0.84	$0.88

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$84,837,701	$107,538,422	$191,488,981	$203,637,764
Reallocation of undistributed earnings	1,578	1,147	3,968	2,462
Net Income available to common shareholders - Diluted	$84,839,279	$107,539,569	$191,492,949	$203,640,226

Number of shares used in basic computation	227,377,169	230,005,782	227,490,367	230,135,955
Additional weighted average dilutive common stock equivalents	431,760	222,568	454,753	255,153
Diluted weighted average shares outstanding	227,808,929	230,228,350	227,945,120	230,391,108

Net Income per share - Diluted	$0.37	$0.47	$0.84	$0.88

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	435,981	2,355,346	422,639	1,549,824

(7)    Stock-Based Compensation Plans
As of June 30, 2024, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $10,964,419 and $21,451,680 for the three and six months ended June 30, 2024, respectively. The Company recognized compensation expense for share-based payments of $9,744,670 and $18,264,205 for the three and six months ended June 30, 2023, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2024, 10,767,342 share awards have been made under the Plan, resulting in 28,493,236 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,974,566	1.00	4,974,566
Restricted Stock	4,784,639	4.06	19,425,634
Performance Shares	1,008,137	4.06	4,093,036
Total	10,767,342		28,493,236
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of June 30, 2024, there was $6,433,486 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividend Yield (1)	1.62%	1.75%	1.63%	1.76%
Expected volatility (2)	28.00%	28.97%	28.15%	29.01%
Risk-free interest rate (3)	4.33%	4.13%	4.27%	3.87%
Expected term of options (years) (4)	4.14	4.15	4.14	4.15
Weighted-avg. grant date fair value	$8.49	$7.38	$8.78	$7.11
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

Restricted Shares

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2024, the Company had unearned stock-based compensation of $51,380,007 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and six months ended June 30, 2024 was $6,883,839 and $13,571,180, respectively. Compensation expense from restricted stock grants in the three and six months ended June 30, 2023 was $5,862,755 and $11,808,809, respectively.

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

As of June 30, 2024, the Company had unearned stock-based compensation of $18,244,290 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three and six months ended June 30, 2024 was $2,023,635 and $3,796,264, respectively. Compensation expense related to these performance share grants in the three and six months ended June 30, 2023 was $1,635,022 and $2,137,228, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three and six months ended June 30, 2024 was $445,793 and $888,639, respectively. Compensation expense related to these retention grants in the three and six months ended June 30, 2023 was $516,493 and $641,218, respectively.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of June 30, 2024, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of June 30, 2024, the Company has issued 362,488 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(5,484,932)	$(4,153,406)	$(4,534,719)	$(4,032,239)
Other Comprehensive loss before reclassifications	(509,541)	(1,456,377)	(1,459,754)	(1,577,544)
Net current-period change	(509,541)	(1,456,377)	(1,459,754)	(1,577,544)
Balance at end of period	(5,994,473)	(5,609,783)	(5,994,473)	(5,609,783)

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(1,981,394)	(8,071,091)	(2,022,403)	(10,110,695)
Other Comprehensive (loss) income before reclassifications	(281,297)	547,342	(829,754)	825,060
Amounts reclassified from accumulated other comprehensive income	281,511	(109,236)	870,977	1,652,650
Net current-period change	214	438,106	41,223	2,477,710
Balance at end of period	(1,981,180)	(7,632,985)	(1,981,180)	(7,632,985)

Accumulated other comprehensive loss, end of period	$(7,975,653)	$(13,242,768)	$(7,975,653)	$(13,242,768)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale debt securities
Realized gain (loss) on sale of securities	$(356,343)	$138,274	$(1,102,503)	$(2,091,962)	Investment income
Provision for income taxes	74,832	(29,038)	231,526	439,312	Provision for income taxes
Total net reclassifications for the period	$(281,511)	$109,236	$(870,977)	$(1,652,650)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of June 30, 2024, there was no outstanding balance on the Revolver.

As of June 30, 2024, the Company is in compliance with its covenants under the Credit Agreement.

(10)    Equity

The decrease in common stock during the six months ended June 30, 2024, was primarily due to the repurchases of 2.6 million shares, partially offset by the issuance of 1.4 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 1.2 million shares.

The Company recorded a cash dividend of $0.120 per share during the second quarter of 2024 as compared to a cash dividend of $0.120 per share during the second quarter of 2023. The second quarter 2024 dividend of $27.6 million was declared on May 29, 2024 and was paid on July 17, 2024.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Automotive Products	$559,290,095	$574,109,748	$1,136,892,291	$1,111,532,736
Other	13,635,683	9,363,098	26,258,698	22,701,421
Total	$572,925,778	$583,472,846	$1,163,150,989	$1,134,234,157

Income (Loss) from operations:
Automotive Products	$114,652,174	$128,729,058	$244,198,314	$240,168,856
Other	231,848	(1,439,670)	32,020	371,179
Total	$114,884,022	$127,289,388	$244,230,334	$240,540,035

(13)    Income Taxes
The effective tax rate was 15.2% in the six months ended June 30, 2024, compared to an effective tax rate of 15.5% for the same period in 2023. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and six month periods ended June 30, 2024 and June 30, 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2024	2023	2024	2023
Automotive Products
U.S.	$164,948,637	$177,940,475	$330,089,259	$348,722,079
Japan	82,261,793	84,178,567	171,266,421	156,334,551
Germany	71,510,830	73,990,846	147,205,718	154,570,310
Korea	31,457,450	33,920,149	85,152,562	57,398,619
Mexico	47,955,922	36,803,254	85,577,085	71,090,798
Other	161,155,463	167,276,457	317,601,246	323,416,379
Total Automotive Products	$559,290,095	$574,109,748	$1,136,892,291	$1,111,532,736
Other Products (U.S.)	13,635,683	9,363,098	$26,258,698	$22,701,421
Total Revenue	$572,925,778	$583,472,846	$1,163,150,989	$1,134,234,157

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and six month periods ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2024	2023	2024	2023
Automotive Segment
Automotive Mirrors & Electronics	$530,558,700	$540,636,798	$1,080,743,130	$1,046,368,374
HomeLink Modules*	28,731,395	33,472,950	56,149,161	65,164,362
Total Automotive Products	$559,290,095	$574,109,748	$1,136,892,291	$1,111,532,736

Other Segment
Fire Protection Products	7,353,664	6,018,930	14,189,702	15,320,083
Aerospace Products	6,286,593	3,344,168	12,057,394	7,381,338
Medical Products	(4,574)	—	$11,603	$—
Total Other	$13,635,683	$9,363,098	$26,258,698	$22,701,421

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of June 30, 2024 was 4 years, with a weighted average discount rate of 6.3%.

Future minimum lease payments for operating leases as of June 30, 2024 were as follows:

Year ending December 31,

2024 (excluding the six months ended June 30, 2024)	$1,186,804
2025	1,801,961
2026	1,269,701
2027	937,622
2028	697,246
Thereafter	83,429
Total future minimum lease payments	5,976,763
Less imputed interest	(441,169)
Total	$5,535,594

Reported as of June 30, 2024

Accrued Liabilities	$2,132,686
Other Non-Current Liabilities	3,402,908
Total	$5,535,594

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

The Company will account for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2024. Less than $0.1 million of revenue of the business of eSight was included in the Company's consolidated statement of income and comprehensive income for the year to date June 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER 2024 VERSUS SECOND QUARTER 2023
Net Sales. Net sales for the second quarter of 2024 decreased by $10.5 million or 2%, when compared with the second quarter of 2023.
Automotive net sales for the second quarter of 2024 were $559.3 million, a 3% decrease when compared with automotive net sales of $574.1 million in the second quarter of 2023. The 6% decrease in automotive mirror unit shipments in the second quarter of 2024 to 12.2 million units, compared with 12.9 million units in the second quarter of 2023, was driven by a 6% quarter over quarter decrease in interior auto-dimming mirror unit shipments, and a 5% quarter over quarter decrease in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
North American Interior Mirrors	2,346	2,399	(2)%	4,608	4,825	(4)%
North American Exterior Mirrors	1,705	1,800	(5)%	3,326	3,419	(3)%
Total North American Mirror Units	4,051	4,199	(4)%	7,934	8,244	(4)%

International Interior Mirrors	5,189	5,620	(8)%	10,744	11,391	(6)%
International Exterior Mirrors	2,944	3,102	(5)%	5,978	6,003	—%
Total International Mirror Units	8,133	8,722	(7)%	16,721	17,394	(4)%

Total Interior Mirrors	7,535	8,019	(6)%	15,352	16,216	(5)%
Total Exterior Mirrors	4,649	4,902	(5)%	9,304	9,422	(1)%
Total Auto-Dimming Mirror Units	12,184	12,921	(6)%	24,655	25,638	(4)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $13.6 million in the second quarter of 2024, compared to $9.4 million in the second quarter of 2023. Fire protection sales increased to $7.4 million for the second quarter of 2024, compared to $6.0 million in the same quarter of last year. Dimmable aircraft sales increased during the second quarter of 2024 to $6.3 million, compared to $3.3 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 67.1% for the second quarter of 2024, versus 66.9% in the same quarter last year. The quarter over quarter decrease in the gross profit margin was primarily impacted by lower sales levels and unfavorable product mix due to lower than expected shipments of full display mirrors and exterior auto-dimming rearview mirrors. On a quarter over quarter basis, product mix had a negative impact on gross margin of approximately 100-125 basis points. Purchasing cost reductions had a positive impact on gross margin on a quarter over quarter basis of approximately 150-200 basis points.

Operating Expenses. Engineering, research and development ("E,R&D") expenses for the second quarter of 2024 increased by $6.0 million, when compared with the second quarter of 2023, primarily due to staffing and engineering related professional fees.
.
Selling, general and administrative ("S, G & A") expenses increased by 7% or $1.9 million for the second quarter of 2024, compared to the second quarter of 2023, primarily due to increased staffing. S, G & A expenses remained at approximately 5% of net sales in the second quarters of 2024 and 2023.

Total operating expenses were $73.7 million in the second quarter of 2024, an increase of 12% quarter over quarter or $7.9 million, compared to $65.8 million in the second quarter of 2023.

Total Other (Loss) Income. Total other (loss) income for the second quarter of 2024 decreased by $14.9 million, when compared with the second quarter of 2023.

Provision for Income Taxes. The effective tax rate was 15.1% for, and an income tax expense of $15.3 million was recorded in, the second quarter of 2024, compared to an effective tax rate of 15.1% for, and an income tax expense of $19.4 million recorded in, the same quarter of 2023. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the second quarter of 2024 was $86.0 million, down from a net income of $109.2 million in the second quarter of 2023. The change in net income was driven by the lower net sales and income from operations.
Earnings Per Share. The Company had earnings per diluted share for the second quarter of 2024 of $0.37, which compared to earnings per diluted share of $0.47 for the second quarter of 2023.

SIX MONTHS ENDED JUNE 30, 2024 VERSUS SIX MONTHS ENDED JUNE 30, 2023
Net Sales. Net Sales for the six months ended June 30, 2024 increased by $28.9 million or 3%, when compared with the same period in 2023.
Automotive net sales for the first six months of 2024 were $1.1 billion, up 2.3% compared with automotive net sales of $1.1 billion for the first six months of 2023. Domestic automotive mirror shipments in the six months ended June 30, 2024 decreased 4% to 7.9 million units, compared with 8.2 million units in the same period in 2023. International automotive mirror shipments in the six months ended June 30, 2024 decreased 4% to 16.7 million units, compared with 17.4 million units in the same period in 2023.
Other net sales were $26.3 million for the first six months of 2024, compared to $22.7 million for the same period last year. This increase is primarily due to the 63.3% increase in dimmable window aircraft sales for the first six months of 2024 to $12.1 million, from $7.4 million for the same period in 2023. Fire protection sales decreased by 7.4% to $14.2 million for the first six months of 2024, compared to $15.3 million in the same period of 2023.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.4% for the first six months of 2024, versus 67.6% in the same period last year. The period over period increase in the gross profit margin was primarily the result of reductions in material costs, improved fixed overhead leverage, freight expense decreases and tariff cost reductions, which were partially offset by customer price reductions.

Operating Expenses. E, R & D expenses for the six months ended June 30, 2024 were $86.2 million, compared with $72.6 million for the same period last year. The 19% increase in E, R & D expenses, in the first six months of 2024 compared to the same period in 2023, was primarily due to additional staffing, professional fees, and new product development.

S, G & A expenses for the first six months of 2024 increased $5.7 million to $60.4 million, when compared to $54.7 million for the same period in 2023. S, G & A expenses were approximately 5% of net sales in the first six months of 2024 and approximately 5% of net sales in the same period in 2023. S, G, & A expenses increased on a year over year basis primarily due to increased staffing.
Total Other (Loss) Income. Total other (loss) income for the six months ended June 30, 2024 was $15.3 million, compared with a total other income of $4.1 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.2% for the six months ended June 30, 2024, compared to 15.5% for the same period of 2023. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.
Net Income. Net income for the six months ended June 30, 2024 decreased by $12.5 million or 6% to $194.3 million, compared to $206.7 million in the same period last year. The decrease in net income for the six months ended June 30, 2024 was primarily the result of the lower net sales and income from operations compared to the first six months of 2023.
Earnings Per Share. The Company had earnings per diluted share for the six months ended June 30, 2024 of $0.84, compared to earnings per diluted share of $0.88 for the six months ended June 30, 2023.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2024 were $260.2 million, an increase of $33.8 million, compared to $226.4 million as of December 31, 2023. The increase was primarily due to cash flows from operations, which were partially offset by capital expenditures, investment purchases, dividend payments, and share repurchases during the six months ended June 30, 2024.
Short-term investments as of June 30, 2024 were $15.5 million, up from $14.4 million as of December 31, 2023, and long-term investments were $308.1 million as of June 30, 2024, up from $299.1 million as of December 31, 2023.
Accounts receivable as of June 30, 2024 decreased approximately $15.2 million compared to December 31, 2023, primarily due to the decrease in sales and timing thereof during the six months ended June 30, 2024.
Inventories as of June 30, 2024 were $463.5 million, compared to $402.5 million as of December 31, 2023, primarily due to increases in raw materials and finished goods.

Accounts payable as of June 30, 2024 increased approximately $21.6 million to $206.0 million, when compared to December 31, 2023, primarily driven by supplier payment terms and increased inventory purchases.
Accrued liabilities as of June 30, 2024 increased approximately $11.5 million compared to December 31, 2023, primarily due to an increase in accrued salaries and wages.
Cash flow from operating activities for the six months ended June 30, 2024 increased $17.4 million to $259.1 million, compared with $241.8 million during the same six month period last year, primarily due to changes in working capital.
Capital expenditures for the six months ended June 30, 2024 were approximately $63.6 million, compared with approximately $90.3 million for the same period last year. The decrease was primarily due to timing of payments and a decrease in expenditures related to building and facility construction projects previously disclosed as certain manufacturing facility construction was completed, as further described below.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. In 2023, the Company completed construction on a 345,000 square-foot manufacturing facility located at a 140 acre site in Zeeland, Michigan. The total cost of the building project was approximately $85 million, which was funded with cash and cash equivalents on hand. The Company began construction on two building expansions during 2022. The Company is expanding its current distribution center for an additional 300,000 square feet, with a total cost still expected to be approximately $40 - $45 million. The Company is also expanding one of its manufacturing facilities for an additional 60,000 feet, with a total cost still expected to be $20 - $30 million. Both expansion projects will be funded with cash and cash equivalents on hand. The Company also entered into a multi-year lease for 32,000 square feet of manufacturing space at a location approximately 20 miles from its main campus that began operations during the second quarter of 2023.
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
The Company estimates that it currently has building capacity to manufacture approximately 42 - 45 million interior mirror units annually and approximately 19 - 22 million exterior mirror units annually, based on current product mix. The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.

The following is a summary of working capital and long-term investments:

	June 30, 2024	December 31, 2023
Working Capital	$779,155,353	$726,129,177
Fixed Income Long-Term Investments	155,870,206	155,863,252
Total	$935,025,559	$881,992,429

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and six months ended June 30, 2024, the Company repurchased 1,402,667 and 2,603,570 shares respectively. The Company has 13,247,609 shares remaining under the plan as of June 30, 2024, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the second quarter of 2024, the Company reported net sales of $572.9 million, compared to net sales of $583.5 million in the second quarter of 2023, a 2% decrease quarter over quarter. For the second quarter of 2024, global light vehicle production in North America, Europe, and Japan/Korea decreased approximately 3%, when compared to the second quarter of 2023.

In the second quarter of 2024, the Company had 32 net new launches of interior and exterior auto-dimming mirrors and electronic features. Over 65% of the launches in the second quarter of 2024 were advanced feature launches, with HomeLink®, Full Display Mirror®, and outside auto-dimming mirrors being the bulk of such launches.

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

As of the second quarter of 2024, the Company is shipping production Full Display Mirrors® to nineteen different automaker customers. The Company remains confident that ongoing discussions with certain other customers may in the future cause such customers to consider adding the Full Display Mirror® into their product road-map for future vehicles.

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

In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China released an updated version of its GB15084, effective in 2023, which allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain a primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with nineteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all nineteen of these automaker customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there is increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR" capability) in 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle.
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

The Company continues to experience pricing pressure from automotive customers and competitors, in addition to raw material cost increases, labor cost increases, and logistics costs, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these supply chain issues and inflationary pressures with engineering and purchasing cost reductions, productivity improvements, increases in unit sales volume, and negotiations with customers to reduce the impact of the inflationary pressures, but there is no assurance the Company will be able to do so in the future.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the third quarter of 2024, and full years 2024 and 2025, are based on the mid-July 2024 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Third quarter of 2024, and calendar years 2024 and 2025, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-July light vehicle production forecast)
(in Millions)
Region	Q3 2024	Q3 2023	% Change	Calendar Year 2025	Calendar Year 2024	Calendar Year 2023	2025 vs 2024 % Change	2024 vs 2023 % Change
North America	3.85	3.94	(2)%	15.94	15.77	15.68	1%	1%
Europe	3.72	3.94	(6)%	17.26	17.14	17.97	1%	(5)%
Japan and Korea	3.07	3.13	(2)%	12.05	12.12	12.80	(1)%	(5)%
China	7.09	7.56	(6)%	30.62	29.06	29.04	5%	—%
Total Light Vehicle Production	17.73	18.57	(5)%	75.87	74.09	75.49	2%	(2)%

Based on the aforementioned light vehicle production forecast and the actual results for the first six months of 2024, the Company previously updated certain guidance for calendar year 2024 as shown below.
•Revenue is expected to be between $2.40 and $2.50 billion
•Gross Margin is expected to be between 34% and 34.5%
•Operating Expenses are expected to be approximately $295 to $305 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 16%
•Capital Expenditures are expected to be between $175 and $200 million
•Depreciation and Amortization is expected to be between $95 and $100 million

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

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2024, the Company has 13.2 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2025, the Company expects calendar year 2025 revenue of approximately $2.6 to $2.7 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended June 30, 2024, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2023 are set forth herein.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of July 17, 2024 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first six months of 2024, the Company repurchased 2.6 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 2,603,570 shares during the first six months of 2024, the Company has 13.2 million shares remaining under the plan as of June 30, 2024.

The following is a summary of share repurchase activity during each month of the six month period ended June 30, 2024:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2024	90,006	33.81	90,006	15,761,173
February 2024	510,247	35.31	510,247	15,250,926
March 2024	600,650	36.59	600,650	14,650,276
1st Quarter 2024 Total	1,200,903	35.84	1,200,903

April 2024	60,087	34.80	60,087	14,590,189
May 2024	661,221	34.72	661,221	13,928,968
June 2024	681,359	34.12	681,359	13,247,609
2nd Quarter 2024 Total	1,402,667		1,402,667

2024 Total	2,603,570		2,603,570	13,247,609

As of June 30, 2024, the Company has repurchased 158,752,119 shares at a total cost of $2,838,023,276 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 2, 2024	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 2, 2024	/s/ Kevin C. Nash
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