Form 10-Q
period 2024-09-30
GENTEX CORP
filed 2024-11-01
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 25, 2024
Common Stock, $.06 Par Value	227,431,688

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2024
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023

	September 30, 2024 (Unaudited)	December 31, 2023 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,639,743	$226,435,019
Short-term investments	20,462,581	14,356,476
Accounts receivable, net	356,338,008	321,809,868
Inventories, net	449,311,020	402,473,028
Prepaid expenses and other	39,932,866	32,663,762
Total current assets	1,045,684,218	997,738,153

PLANT AND EQUIPMENT—NET	703,583,489	652,877,672

OTHER ASSETS
Goodwill	340,105,631	340,105,631
Long-term investments	325,561,578	299,080,876
Intangible assets, net	201,604,035	214,005,910
Deferred tax asset	50,192,359	41,113,759
Patents and other assets, net	68,565,533	66,515,551
Total other assets	986,029,136	960,821,727
Total assets	$2,735,296,843	$2,611,437,552

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$182,606,296	$184,398,820
Accrued liabilities	100,558,357	87,210,156
Total current liabilities	283,164,653	271,608,976

OTHER NON-CURRENT LIABILITIES	34,504,848	27,311,507

Total liabilities	317,669,501	298,920,483

SHAREHOLDERS’ INVESTMENT
Common stock	13,646,597	13,887,326
Additional paid-in capital	1,000,948,512	968,245,875
Retained earnings	1,405,918,157	1,336,940,990
Accumulated other comprehensive loss	(2,885,924)	(6,557,122)
Total shareholders’ investment	2,417,627,342	2,312,517,069
Total liabilities and shareholders’ investment	$2,735,296,843	$2,611,437,552

Note: The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES	$608,525,777	$575,848,490	$1,771,676,766	$1,710,082,647

COST OF GOODS SOLD	404,462,142	384,407,857	1,176,812,215	1,150,821,744
Gross profit	204,063,635	191,440,633	594,864,551	559,260,903

OPERATING EXPENSES:
Engineering, research and development	48,225,968	40,197,517	134,411,948	112,825,054
Selling, general & administrative	30,109,515	28,826,587	90,494,117	83,479,285
Total operating expenses	78,335,483	69,024,104	224,906,065	196,304,339

Income from operations	125,728,152	122,416,529	369,958,486	362,956,564

OTHER INCOME
Investment income, net	18,982,629	3,851,967	3,220,333	9,682,096
Other income (loss), net	744,569	(1,788,335)	1,255,438	(3,559,613)
Total other income	19,727,198	2,063,632	4,475,771	6,122,483

INCOME BEFORE PROVISION FOR INCOME TAXES	145,455,350	124,480,161	374,434,257	369,079,047

PROVISION FOR INCOME TAXES	22,906,309	19,754,749	57,614,063	57,619,971

NET INCOME	$122,549,041	$104,725,412	$316,820,194	$311,459,076

EARNINGS PER SHARE: (1)
Basic	$0.54	$0.45	$1.38	$1.33
Diluted	$0.53	$0.45	$1.38	$1.33

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$122,549,041	$104,725,412	$316,820,194	$311,459,076

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	1,776,813	(717,457)	317,059	(2,295,001)
Unrealized gains on debt securities, net	4,193,565	363,905	4,245,746	3,500,247

Other comprehensive (loss) income, before tax	5,970,378	(353,552)	4,562,805	1,205,246

Income tax impact related to components of other comprehensive (loss) income	880,649	76,420	891,607	735,052

Other comprehensive (loss) income, net of tax	5,089,729	(429,972)	3,671,198	470,194

Comprehensive income	$127,638,770	$104,295,440	$320,491,392	$311,929,270

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527
Issuance of common stock from stock plan transactions	408,566	24,514	3,757,530	—	—	3,782,044
Repurchases of common stock	(3,194,815)	(191,689)	(12,363,936)	(83,784,324)	—	(96,339,949)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,540,105	—	—	9,540,105
Dividends declared ($0.12 per share)	—	—	—	(27,293,155)	—	(27,293,155)
Net income	—	—	—	122,549,041	—	122,549,041
Other comprehensive loss	—	—	—	—	5,089,729	5,089,729
BALANCE AS OF SEPTEMBER 30, 2024	227,443,290	$13,646,597	$1,000,948,512	$1,405,918,157	$(2,885,924)	$2,417,627,342

BALANCE AS OF JULY 1, 2023	233,429,994	$14,005,799	$942,660,764	$1,252,525,531	$(13,242,768)	$2,195,949,326
Issuance of common stock from stock plan transactions	605,637	36,338	10,385,712	—		10,422,050
Repurchases of common stock	(776,488)	(46,589)	(2,795,358)	(22,327,431)	—	(25,169,378)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,948,031	—	—	10,948,031
Dividends declared ($0.12 per share)	—	—	—	(27,991,662)	—	(27,991,662)
Net income	—	—	—	104,725,412	—	104,725,412
Other comprehensive loss	—	—	—	—	(429,972)	(429,972)
BALANCE AS OF SEPTEMBER 30, 2023	233,259,143	$13,995,548	$961,199,149	$1,306,931,850	$(13,672,740)	$2,268,453,807

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069
Issuance of common stock from stock plan transactions	1,786,232	107,174	23,917,179	—	—	24,024,353
Repurchases of common stock	(5,798,385)	(347,903)	(22,151,437)	(165,179,271)	—	(187,678,611)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	30,936,895	—	—	30,936,895
Dividends declared ($0.36 per share)	—	—	—	(82,663,756)	—	(82,663,756)
Net income	—	—	—	316,820,194	—	316,820,194
Other comprehensive loss	—	—	—	—	3,671,198	3,671,198
BALANCE AS OF September 30, 2024	227,443,290	$13,646,597	$1,000,948,512	$1,405,918,157	$(2,885,924)	$2,417,627,342

BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821
Issuance of common stock from stock plan transactions	1,833,596	110,016	24,194,845	—	—	24,304,861
Issuance of common stock related to acquisitions	—	—	—	—	—	—
Repurchases of common stock	(2,743,788)	(164,628)	(9,707,255)	(68,863,618)	—	(78,735,501)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	29,212,236	—	—	29,212,236
Dividends declared ($0.36 per share)	—	—	—	(84,049,880)	—	(84,049,880)
Net income	—	—	—	311,459,076	—	311,459,076
Other comprehensive income	—	—	—	—	470,194	470,194
BALANCE AS OF SEPTEMBER 30, 2023	233,259,143	$13,995,548	$961,199,149	$1,306,931,850	$(13,672,740)	$2,268,453,807

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$316,820,194	$311,459,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,887,294	71,001,177
(Gain) on disposal of assets	(1,279,049)	(271,510)
Loss on disposal of assets	48,618	250,435
(Gain) on sale of investments and technology investment income	(4,736,312)	(2,747,586)
Loss on sale of investments and technology investment losses	14,839,974	6,840,692
Deferred tax expense	(9,970,207)	(11,870,944)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	30,936,895	29,212,236
Change in operating assets and liabilities:
Accounts receivable, net	(34,528,140)	(74,648,395)
Inventories	(46,837,992)	8,907,490
Prepaid expenses and other	(2,616,370)	(5,416,624)
Accounts payable	(8,976,998)	27,451,773
Accrued liabilities, excluding dividends declared	19,229,845	7,500,486
Net cash provided by operating activities	343,817,752	367,668,306

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	35,059,971	32,839,883
Maturities and calls	10,260,000	14,435,000
Purchases	(83,764,695)	(112,608,739)
Plant and equipment additions	(102,966,564)	(121,393,801)
Proceeds from sale of plant and equipment	142,400	185,610
Increase in other assets	(5,614,129)	(2,533,687)
Net cash used for investing activities	(146,883,017)	(189,075,734)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	24,024,353	24,304,861
Cash dividends paid	(83,145,216)	(84,159,105)
Repurchases of common stock	(184,609,148)	(76,859,341)
Net cash used for financing activities	(243,730,011)	(136,713,585)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(46,795,276)	41,878,987

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	226,435,019	218,754,638

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$179,639,743	$260,633,625

	Nine Months Ended September 30
SUPPLEMENTAL CASH FLOW DATA	2024	2023
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$(4,115,011)	$9,708,125

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2023 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2024, and the results of operations and cash flows for the interim periods presented.

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

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021; and $26.7 million as part of the acquisition of eSight in the fourth quarter of 2023. The carrying value of Goodwill as of both September 30, 2024 and December 31, 2023 was $340.1 million, as set forth in the table below:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Carrying Amount
Balance as of December 31, 2023	$340,105,631
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of September 30, 2024	$340,105,631

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the third quarter of 2024 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of: Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below:

As of September 30, 2024:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,198,259	$(27,882,575)	$11,315,684	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(165,000,000)	15,000,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	(916,667)	11,083,333	12 years
eSight Trade Names and Trademarks	870,000	(66,458)	803,542	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	(27,083)	1,272,917	12 years
Guardian Technology	6,800,000	(141,667)	6,658,333	12 years
Total Other Intangible Assets	$410,755,910	$(209,151,875)	$201,604,035

Total Patents & Other Intangible Assets	$449,954,169	$(237,034,450)	$212,919,719

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

Amortization expense on patents and intangible assets was approximately $4.5 million and $13.4 million during the three and nine months ended September 30, 2024, respectively, compared to approximately $5.2 million and $15.6 million for the same periods ended September 30, 2023, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2024 to be approximately $18 million, for the year ending December 31, 2025 to be approximately $14 million, and for each of the years ending December 31, 2026, December 31, 2027, and December 31, 2028 to be approximately $3 million.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 4, 2023, the Company entered into a Stock Purchase Agreement to acquire up to 3,137,500 shares of VOXX International Corporation ("VOXX") Class A Common Stock for investment purposes. The Company agreed to purchase the shares in two tranches: (1) on October 6, 2023, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share, and (2) on January 5, 2024, the Company purchased 1,568,750 shares of Class A Common Stock at a price of $10 per share. On August 23, 2024, the Company entered into another Stock Purchase Agreement and acquired an additional 3,152,500 shares of Class A Common Stock on that date at $5 per share for investment purposes. The VOXX shares held by the Company are publicly traded and have a readily determinable fair market value and are considered Level 1 assets. The Company has the intention and current ability to hold the VOXX investment, and therefore has recorded the investment within Long-term Investments in the consolidated balance sheet.
As of September 30, 2024, the Company holds a total of 6,463,808 shares of VOXX. As a result of the August 2024 purchase, the Company began accounting for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value. As a result of this election, changes in fair value of the shares are recorded in Investment income, net in the condensed consolidated statements of income. The Company recorded $14.9 million of gain during the three months ended September 30, 2024, and $9.0 million of loss during the nine months ended September 30, 2024 relating to mark to market adjustments in investment income related to VOXX.

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled approximately $149.9 million as of September 30, 2024, of which $144.9 million and $5.0 million are recorded in long-term investments and short-term investments, respectively, on the consolidated balance sheet, and $128.0 million as of December 31, 2023, of which $124.6 million and $3.4 million are recorded in long-term investments and short-term investments, respectively, on the consolidated balance sheet. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but do not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other income (loss), net in the Company's condensed consolidated statement of income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2024 and December 31, 2023:
As of September 30, 2024:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$179,639,743	$179,639,743	$—	$—
Short-Term Investments:
Asset-backed Securities	2,784,681	—	2,784,681	—
Certificate of Deposit	752,133	752,133	—	—
Corporate Bonds	3,960,920	—	3,960,920	—
Government Securities	2,479,975	—	2,479,975	—
Municipal Bonds	4,380,400	—	4,380,400	—
Other	1,073,419	1,073,419	—	—
Long-Term Investments:
Asset-backed Securities	40,069,030	—	40,069,030	—
Corporate Bonds	57,754,563	—	57,754,563	—
Government Securities	1,671,215	—	1,671,215	—
Municipal Bonds	41,083,645	—	41,083,645	—
Common Stock	41,109,820	41,109,820	—	—
Total	$376,759,544	$222,575,115	$154,184,429	$—

As of December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,435,019	$226,435,019	$—	$—
Short-Term Investments:
Certificate of Deposit	994,013	994,013	—	—
Corporate Bonds	1,943,886	—	1,943,886	—
Government Securities	4,759,507	—	4,759,507	—
Municipal Bonds	1,726,658	—	1,726,658	—
Other	1,465,388	1,465,388	—	—
Long-Term Investments:
Asset-backed Securities	27,146,504	—	27,146,504	—
Certificate of Deposit	748,358	748,358	—	—
Corporate Bonds	65,404,340	—	65,404,340	—
Governmental Securities	6,227,129	—	6,227,129	—
Municipal Bonds	56,336,921	—	56,336,921
Common Stock	18,610,519	18,610,519	—	—
Total	$411,798,242	$248,253,297	$163,544,945	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of September 30, 2024 and December 31, 2023:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-backed Securities	2,834,713	—	(50,032)	2,784,681
Certificate of Deposit	$750,000	$2,133	$—	$752,133
Corporate Bonds	4,019,696	—	(58,776)	3,960,920
Government Securities	2,474,160	5,815	—	2,479,975
Municipal Bonds	4,393,568	1,697	(14,865)	4,380,400
Other	1,073,419	—	—	1,073,419
Long-Term Investments:
Asset-backed Securities	39,109,728	1,032,389	(73,087)	40,069,030
Corporate Bonds	56,889,910	1,273,030	(408,377)	57,754,563
Government Securities	1,603,846	67,369	—	1,671,215
Municipal Bonds	41,175,200	918,479	(1,010,034)	41,083,645
Total	$151,489,527	$3,300,912	$(1,565,139)	$153,225,300

As of December 31, 2023:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(5,987)	$994,013
Corporate Bonds	1,976,195	—	(32,309)	1,943,886
Government Securities	4,754,495	21,141	(16,129)	4,759,507
Municipal Bonds	1,749,038	—	(22,380)	1,726,658
Other	1,465,388	—	—	1,465,388
Long-Term Investments:
Asset-backed Securities	26,923,803	331,847	(109,146)	27,146,504
Certificate of Deposit	750,000	—	(1,642)	748,358
Corporate Bonds	66,214,398	748,471	(1,558,529)	65,404,340
Government Securities	6,217,774	10,675	(1,320)	6,227,129
Municipal Bonds	58,261,615	811,128	(2,735,822)	56,336,921
Common Stock	17,324,886	1,328,446	(42,813)	18,610,519
Total	$186,637,592	$3,251,708	$(4,526,077)	$185,363,223

Unrealized losses on available-for-sale securities as of September 30, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$80,165	$7,363,296
Loss duration of greater than one year	1,535,006	46,320,380
Total	$1,615,171	$53,683,676

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

Fixed income securities as of September 30, 2024 have contractual maturities as follows:

Due within one year	$14,358,108
Due between one and five years	76,534,624
Due over five years	64,043,830
$154,936,562

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2024	December 31, 2023
Raw materials	$317,505,698	$283,126,566
Work-in-process	47,856,981	46,343,955
Finished goods	83,948,341	73,002,507
Total Inventory	$449,311,020	$402,473,028

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2024 and September 30, 2023:

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings Per Share
Net Income	$122,549,041	$104,725,412	$316,820,194	$311,459,076
Less: Dividends and undistributed earnings allocated to participating securities	1,604,095	1,537,105	4,418,133	4,636,523
Net Income available to common shareholders	$120,944,946	$103,188,307	$312,402,061	$306,822,553

Basic weighted average shares outstanding	226,002,347	230,047,014	226,646,541	229,866,008
Net Income per share - Basic	$0.54	$0.45	$1.38	$1.33

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$120,944,946	$103,188,307	$312,402,061	$306,822,553
Reallocation of undistributed earnings	1,288	1,978	5,183	4,577
Net Income available to common shareholders - Diluted	$120,946,234	$103,190,285	$312,407,244	$306,827,130

Number of shares used in basic computation	226,002,347	230,047,014	226,646,541	229,866,008
Additional weighted average dilutive common stock equivalents	239,337	410,397	363,391	315,666
Diluted weighted average shares outstanding	226,241,684	230,457,411	227,009,932	230,181,674

Net Income per share - Diluted	$0.53	$0.45	$1.38	$1.33

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	1,619,446	1,384,066	625,410	1,410,341

(7)    Stock-Based Compensation Plans
As of September 30, 2024, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $9,590,588 and $31,042,268 for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense for share-based payments of $10,948,031 and $29,212,236 for the three and nine months ended September 30, 2023, respectively. A portion of the compensation cost for share based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2024, 11,109,647 share awards have been made under the Plan, resulting in 29,672,008 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,043,516	1.00	5,043,516
Restricted Stock	5,049,480	4.06	20,500,889
Performance Shares	1,016,651	4.06	4,127,603
Total	11,109,647		29,672,008
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of September 30, 2024, there was $5,834,690 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividend Yield (1)	1.62%	1.72%	1.63%	1.74%
Expected volatility (2)	27.92%	28.66%	28.07%	28.89%
Risk-free interest rate (3)	3.58%	4.60%	4.04%	4.11%
Expected term of options (years) (4)	4.14	4.14	4.14	4.15
Weighted-avg. grant date fair value	$7.11	$8.40	$8.23	$7.54
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

Restricted Shares

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2024, the Company had unearned stock-based compensation of $52,836,541 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2024 was $5,915,930 and $19,487,110, respectively. Compensation expense from restricted stock grants in the three and nine months ended September 30, 2023 was $6,369,348 and $18,178,157, respectively.

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

As of September 30, 2024, the Company had unearned stock-based compensation of $15,768,739 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three and nine months ended September 30, 2024 was $1,573,201 and $5,369,466, respectively. Compensation expense related to these performance share grants in the three and nine months ended September 30, 2023 was $2,463,158 and $4,600,386, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three and nine months ended September 30, 2024 was $453,393 and $1,342,032, respectively. Compensation expense related to these retention grants in the three and nine months ended September 30, 2023 was $441,115 and $1,082,333, respectively.

Employee Stock Purchase Plan

Prior to July 1, 2022, the Company had in place an employee stock purchase plan covering 2,000,000 shares of common stock. Under that plan, the Company sold shares at 85% of the stock’s market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value was recognized as compensation expense. As of September 30, 2024, the Company has issued 1,624,122 shares under this prior plan.

In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders replacing the above referenced prior plan effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, the 15% discounted value is recognized as compensation expense. As of September 30, 2024, the Company has issued 442,718 shares under this plan.

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

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(5,994,473)	$(5,609,783)	$(4,534,719)	$(4,032,239)
Other Comprehensive loss before reclassifications	1,776,813	(717,457)	317,059	(2,295,001)
Net current-period change	1,776,813	(717,457)	317,059	(2,295,001)
Balance at end of period	(4,217,660)	(6,327,240)	(4,217,660)	(6,327,240)

Unrealized (losses) gains on available-for-sale debt securities:
Balance at beginning of period	(1,981,180)	(7,632,985)	(2,022,403)	(10,110,695)
Other Comprehensive (loss) income before reclassifications	3,294,853	(1,293,419)	2,465,099	(468,359)
Amounts reclassified from accumulated other comprehensive income	18,063	1,580,904	889,040	3,233,554
Net current-period change	3,312,916	287,485	3,354,139	2,765,195
Balance at end of period	1,331,736	(7,345,500)	1,331,736	(7,345,500)

Accumulated other comprehensive loss, end of period	$(2,885,924)	$(13,672,740)	$(2,885,924)	$(13,672,740)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gains (losses) on available-for-sale debt securities
Realized (loss) on sale of securities	$(22,864)	$(2,001,144)	$(1,125,367)	$(4,093,106)	Other income (loss), net
Provision for income taxes	4,801	420,240	236,327	859,552	Provision for income taxes
Total net reclassifications for the period	$(18,063)	$(1,580,904)	$(889,040)	$(3,233,554)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)    Debt and Financing Arrangements

On October 15, 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has now been amended and restated as discussed below.

On February 21, 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver") that matures on February 21, 2026, replacing in its entirety the Company's above referenced prior $150.0 million revolving credit facility scheduled to mature on October 15, 2023. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of September 30, 2024, there was no outstanding balance on the Revolver.

As of September 30, 2024, the Company is in compliance with its covenants under the Credit Agreement.

(10)    Equity

The decrease in common stock during the nine months ended September 30, 2024, was primarily due to the repurchases of 5.8 million shares, partially offset by the issuance of 1.8 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 4.0 million shares.

The Company recorded a cash dividend of $0.120 per share during the third quarter of 2024 as compared to a cash dividend of $0.120 per share during the third quarter of 2023. The third quarter 2024 dividend of $27.3 million was declared on August 30, 2024 and was paid on October 23, 2024.

(11)    Contingencies
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to, for example, product liability, intellectual property, safety and health, employment, regulatory, and other matters. Such matters are subject to many uncertainties and outcomes are not predictable. The Company does not believe, however, that at the current time any of these matters constitute material pending legal proceedings that will have a material adverse effect on the financial position or future results of operations or cash flows of the Company.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Degeneration, Diabetic Retinopathy, and Stargardt disease. These four non-automotive segments are combined into the "Other" segment as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Automotive Products	$596,519,398	$564,510,277	$1,733,411,689	$1,676,043,013
Other	12,006,379	11,338,213	38,265,077	34,039,634
Total	$608,525,777	$575,848,490	$1,771,676,766	$1,710,082,647

Income (Loss) from operations:
Automotive Products	$128,375,635	$121,875,176	$372,573,948	$362,044,032
Other	(2,647,483)	541,353	(2,615,462)	912,532
Total	$125,728,152	$122,416,529	$369,958,486	$362,956,564

(13)    Income Taxes
The effective tax rate was 15.4% in the nine months ended September 30, 2024, compared to an effective tax rate of 15.6% for the same period in 2023. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2024	2023	2024	2023
Automotive Products
U.S.	$170,939,124	$171,312,177	$501,028,383	$520,034,256
Japan	100,415,089	73,330,091	271,681,510	229,664,642
Germany	69,610,212	72,169,634	216,815,930	226,739,945
Korea	41,644,963	44,257,034	126,797,525	101,655,653
Mexico	57,803,114	38,494,969	143,380,199	109,585,767
Other	156,106,896	164,946,372	473,708,142	488,362,750
Total Automotive Products	$596,519,398	$564,510,277	$1,733,411,689	$1,676,043,013
Other Products (U.S.)	12,006,379	11,338,213	$38,265,077	$34,039,634
Total Revenue	$608,525,777	$575,848,490	$1,771,676,766	$1,710,082,647

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three and nine month periods ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2024	2023	2024	2023
Automotive Segment
Automotive Mirrors & Electronics	$559,477,924	$531,423,832	$1,640,221,054	$1,577,792,206
HomeLink Modules*	37,041,474	33,086,445	93,190,635	98,250,807
Total Automotive Products	$596,519,398	$564,510,277	$1,733,411,689	$1,676,043,013

Other Segment
Fire Protection Products	6,924,748	5,151,785	21,114,450	20,471,868
Aerospace Products	4,272,033	6,186,428	16,329,426	13,567,766
Medical Products	809,598	—	$821,201	$—
Total Other	$12,006,379	$11,338,213	$38,265,077	$34,039,634

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the condensed consolidated balance sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of September 30, 2024 was 4 years, with a weighted average discount rate of 6.0%.

Future minimum lease payments for operating leases as of September 30, 2024 were as follows:

Year ending December 31,

2024 (excluding the nine months ended September 30, 2024)	$617,160
2025	1,913,864
2026	1,365,479
2027	1,018,929
2028	746,956
Thereafter	86,923
Total future minimum lease payments	5,749,311
Less imputed interest	(385,941)
Total	$5,363,370

Reported as of September 30, 2024

Accrued Liabilities	$2,079,966
Other Non-Current Liabilities	3,283,404
Total	$5,363,370

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

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The valuation process was completed during the third quarter of 2024. Approximately $0.8 million of revenue of the business of eSight was included in the Company's consolidated statements of income and comprehensive income for the period ended September 30, 2024.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIRD QUARTER 2024 VERSUS THIRD QUARTER 2023
Net Sales. Net sales for the third quarter of 2024 increased by $32.7 million or 6%, when compared with the third quarter of 2023.
Automotive net sales for the third quarter of 2024 were $596.5 million, a 6% increase when compared with automotive net sales of $564.5 million in the third quarter of 2023. The 3% decrease in automotive mirror unit shipments in the third quarter of 2024 to 12.2 million units, compared with 12.6 million units in the third quarter of 2023, was driven by a 3% quarter over quarter decrease in interior auto-dimming mirror unit shipments, and a 4% quarter over quarter decrease in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
North American Interior Mirrors	2,291	2,366	(3)%	6,899	7,192	(4)%
North American Exterior Mirrors	1,532	1,614	(5)%	4,858	5,033	(3)%
Total North American Mirror Units	3,823	3,980	(4)%	11,757	12,224	(4)%

International Interior Mirrors	5,569	5,708	(2)%	16,313	17,099	(5)%
International Exterior Mirrors	2,830	2,915	(3)%	8,808	8,918	(1)%
Total International Mirror Units	8,399	8,623	(3)%	25,120	26,017	(3)%

Total Interior Mirrors	7,860	8,075	(3)%	23,211	24,291	(4)%
Total Exterior Mirrors	4,362	4,529	(4)%	13,665	13,950	(2)%
Total Auto-Dimming Mirror Units	12,221	12,604	(3)%	36,877	38,242	(4)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.0 million in the third quarter of 2024, compared to $11.3 million in the third quarter of 2023. Fire protection sales increased to $6.9 million in the third quarter of 2024, compared to $5.2 million in the same quarter of last year. Dimmable aircraft sales decreased during the third quarter of 2024 to $4.3 million, compared to $6.2 million in the same quarter of last year. Additionally, in the third quarter of 2024, the Company recorded its first official sales of medical devices of $0.8 million from shipments of the previously acquired e-Sight Go product.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.5% for the third quarter of 2024, versus 66.8% in the same quarter last year. The quarter over quarter increase in the gross profit margin was primarily impacted by higher net sales levels and purchasing cost reductions, which were partially offset by unfavorable product mix. Purchasing cost reductions had a positive impact on gross margin on a quarter over quarter basis of approximately 200-250 basis points. On a quarter over quarter basis, product mix had a negative impact on gross margin of approximately 100-150 basis points.
Operating Expenses. Engineering, research and development ("E,R&D") expenses for the third quarter of 2024 increased by $8.0 million, when compared with the third quarter of 2023, primarily due to staffing and engineering related professional fees.
.
Selling, general and administrative ("S, G & A") expenses increased by 4% or $1.3 million for the third quarter of 2024, compared to the third quarter of 2023, primarily due to increased staffing. S, G & A expenses remained at approximately 5% of net sales in each of the third quarters of 2024 and 2023.

Total operating expenses were $78.3 million in the third quarter of 2024, an increase of 13% quarter over quarter or $9.3 million, compared to $69.0 million in the third quarter of 2023.

Total Other Income. Total other income for the third quarter of 2024 increased by $17.7 million, when compared with the third quarter of 2023, primarily driven by non-cash gains of $14.5 million and other market adjustments of certain holdings within the Company's tech investments during the quarter, as well as interest income from the Company's investment portfolio.

Provision for Income Taxes. The effective tax rate was 15.7% for, and an income tax expense of $22.9 million was recorded in, the third quarter of 2024, compared to an effective tax rate of 15.9% for, and an income tax expense of $19.8 million recorded in, the same quarter of 2023. Typically, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, research and development tax credits and the foreign-derived intangible income tax deduction.
Net Income. Net income for the third quarter of 2024 was $122.5 million, up from a net income of $104.7 million in the third quarter of 2023. The increase in net income for the third quarter of 2024 was driven by the increased net sales, income from operations, and other income in the most recently completed quarter.
Earnings Per Share. The Company had earnings per diluted share for the third quarter of 2024 of $0.53, which compared to earnings per diluted share of $0.45 for the third quarter of 2023.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2023
Net Sales. Net Sales for the nine months ended September 30, 2024 increased by $61.6 million or 4%, when compared with the same period in 2023.
Automotive net sales for the first nine months of 2024 were $1.73 billion, up 3% compared with automotive net sales of $1.68 billion for the first nine months of 2023. Domestic automotive mirror shipments in the nine months ended September 30, 2024 decreased 4% to 11.8 million units, compared with 12.2 million units in the same period in 2023. International automotive mirror shipments in the nine months ended September 30, 2024 decreased 3% to 25.1 million units, compared with 26.0 million units in the same period in 2023.
Other net sales were $38.3 million for the first nine months of 2024, compared to $34.0 million for the same period last year. This increase is primarily due to the 20% increase in dimmable window aircraft sales for the first nine months of 2024 to $16.3 million, from $13.6 million for the same period in 2023. Fire protection sales increased by 3% to $21.1 million for the first nine months of 2024, compared to $20.5 million in the same period of 2023. As previously mentioned, the Company also recorded its first official sales of medical devices in the nine months ended September 30, 2024, of $0.8 million from shipments of the previously acquired e-Sight Go product.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.4% for the first nine months of 2024, versus 67.3% in the same period last year. The period over period increase in the gross profit margin was primarily the result of purchasing cost reductions, improved fixed overhead leverage, and tariff cost reductions, which were partially offset by product mix and customer price reductions. Purchasing cost reductions had a positive impact on gross margin on a period over period basis of approximately 200-250 basis points, and fixed overhead leverage and tariff cost reductions each had a positive impact on the gross margin on a period over period basis of approximately 50-100 basis points. On a period over period basis, product mix had a negative impact on gross margin of approximately 150-200 basis points and customer price reductions had a negative impact on gross margin of approximately 50-100 basis points.
Operating Expenses. E, R & D expenses for the nine months ended September 30, 2024 were $134.4 million, compared with $112.8 million for the same period last year. The 19% increase in E, R & D expenses, in the first nine months of 2024 compared to the same period in 2023, was primarily due to additional staffing, professional fees, and new product development.

S, G & A expenses for the first nine months of 2024 increased $7.0 million to $90.5 million, when compared to $83.5 million for the same period in 2023. S, G & A expenses were approximately 5% of net sales in the first nine months of 2024 and approximately 5% of net sales in the same period in 2023. S, G, & A expenses increased on a year over year basis primarily due to increased staffing.
Total Other Income. Total other income for the nine months ended September 30, 2024 was $4.5 million, compared with a total other income of $6.1 million for the same period last year.
Provision for Income Taxes. The effective tax rate was 15.4% for the nine months ended September 30, 2024, compared to 15.6% for the same period of 2023. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.
Net Income. Net income for the nine months ended September 30, 2024 increased by $5.4 million or 2% to $316.8 million, compared to $311.5 million in the same period last year. The increase in net income for the nine months ended September 30, 2024 was primarily the result of the increased net sales and income from operations, compared to the first nine months of 2023.
Earnings Per Share. The Company had earnings per diluted share for the nine months ended September 30, 2024 of $1.38, compared to earnings per diluted share of $1.33 for the nine months ended September 30, 2023.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2024 were $179.6 million, a decrease of $46.8 million, compared to $226.4 million as of December 31, 2023. The decrease was primarily due to share repurchases, capital expenditures, investment purchases, and dividend payments during the nine months ended September 30, 2024, which was partially offset by cash flows from operations.
Short-term investments as of September 30, 2024 were $20.5 million, up from $14.4 million as of December 31, 2023, and long-term investments were $325.6 million as of September 30, 2024, up from $299.1 million as of December 31, 2023.
Accounts receivable as of September 30, 2024 increased approximately $34.5 million compared to December 31, 2023, primarily due to the increase in sales and timing thereof during the nine months ended September 30, 2024.
Inventories as of September 30, 2024 were $449.3 million, compared to $402.5 million as of December 31, 2023, primarily due to increases in raw materials and finished goods.

Accounts payable as of September 30, 2024 decreased approximately $1.8 million to $182.6 million, when compared to December 31, 2023, primarily driven by timing of payments within the quarter.
Accrued liabilities as of September 30, 2024 increased approximately $13.3 million compared to December 31, 2023, primarily due to increases in accrued salaries and wages.
Cash flow from operating activities for the nine months ended September 30, 2024 decreased $23.9 million to $343.8 million, compared with $367.7 million during the same nine month period last year, primarily due to changes in working capital.
Capital expenditures for the nine months ended September 30, 2024 were approximately $103.0 million, compared with approximately $121.4 million for the same period last year. The decrease was primarily due to timing of payments and a decrease in expenditures related to building and facility construction projects previously disclosed as certain manufacturing facility construction was completed, as further described below.
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
During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. Construction began in the third quarter of 2024 as previously announced, with an expected completion date in 2025. The total cost of the building project is expected to be $15 - $20 million, which will also be funded with cash and cash equivalents on hand.
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

The following is a summary of working capital and long-term investments:

	September 30, 2024	December 31, 2023
Working Capital	$762,519,565	$726,129,177
Fixed Income Long-Term Investments	140,578,453	155,863,252
Total	$903,098,018	$881,992,429

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and nine months ended September 30, 2024, the Company repurchased 3,194,815 and 5,798,385 shares respectively. The Company has 10,052,794 shares remaining under the plan as of September 30, 2024, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2024, the Company reported net sales of $608.5 million, compared to net sales of $575.8 million in the third quarter of 2023, a 6% increase quarter over quarter. For the third quarter of 2024, global light vehicle production in North America, Europe, and Japan/Korea decreased approximately 6%, when compared to the third quarter of 2023.

In the third quarter of 2024, the Company had 25 net new launches of interior and exterior auto-dimming mirrors and electronic features.

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

As of the third quarter of 2024, the Company is shipping production Full Display Mirrors® to nineteen different automaker customers and 124 vehicle nameplates. For more information regarding the full display mirror please go to https://www.fulldisplaymirror.com/. The Company remains confident that ongoing discussions with other customers may cause such customers to consider more fully adding the Full Display Mirror® into their product road-map for future vehicles.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China released an updated version of its GB15084, effective in 2023, which allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain a primary safety function for rear vision today. Cameras when used as the primary rear vision delivery mechanism have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. As noted, the Company has been in production with the Company's Full Display Mirror® since 2015 and has, in the ordinary course of business, been awarded programs with nineteen OEM customers. The Company is currently shipping production Full Display Mirrors® to all nineteen of these automaker customers on over 124 nameplates globally. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, which mirrors continue to function when cameras are obstructed or are not functioning. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there is increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR") capability in 2020. This mirror and system launched in the Japan market and combine the superior functionality of the Full Display Mirror®, with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle.
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. In 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activating the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For automakers, this functionality allows them to offer a customizable, yet proven solution without the engineering effort or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In 2021, the Company announced the Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®. The Company further continues to work with compatibility partners for HomeLink® applications in other markets, like China. The unique attributes of the China market allow for potential different use cases of these products and offer the potential for additional growth opportunities for the HomeLink® brand and products. In 2017, the Company began its first volume production shipments of HomeLink® units on vehicles for the China market.

In 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The interior mirror is the optimal location for a vehicle-integrated toll transponder and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product still potentially represents another growth opportunity over the next several years.

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

On November 2, 2023, in the ordinary course of business, the Company acquired certain technology assets from eSight Corporation for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held, as well as an earn out provision over a ten year period. The technology acquired from eSight provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. In the third quarter of 2024, the Company recorded its first official sales of medical devices of $0.8 million from shipments of the previously acquired e-Sight Go product.

OTHER

Automotive revenues represent approximately 97% - 99% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

The Company continues to experience pricing pressure from automotive customers and competitors, in addition to raw material cost increases, labor cost increases, and logistics cost increases, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these supply chain issues and inflationary pressures with engineering and purchasing cost reductions, productivity improvements, increases in unit sales volume, and negotiations with customers to reduce the impact of the inflationary pressures, but there is no assurance the Company will be able to do so in the future.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the fourth quarter of 2024, and full years 2024 and 2025, are based on the mid-October 2024 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Fourth quarter of 2024, and calendar years 2024 and 2025, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2024	Q4 2023	% Change	Calendar Year 2025	Calendar Year 2024	Calendar Year 2023	2025 vs 2024 % Change	2024 vs 2023 % Change
North America	3.64	3.76	(3)%	15.29	15.47	15.68	(1)%	(1)%
Europe	4.24	4.66	(9)%	17.00	17.07	17.97	—%	(5)%
Japan and Korea	3.20	3.38	(5)%	12.02	12.00	12.80	—%	(6)%
China	8.69	8.81	(1)%	30.02	29.34	29.04	2%	1%
Total Light Vehicle Production	19.77	20.61	(4)%	74.33	73.88	75.49	1%	(2)%

Based on the aforementioned light vehicle production forecast and the actual results for the first nine months of 2024, the Company previously updated certain guidance for calendar year 2024 as shown below.
•Revenue is expected to be between $2.35 and $2.40 billion
•Gross Margin is expected to be between 33.5% and 34.0%
•Operating Expenses are expected to be approximately $295 to $305 million
•Estimated Annual Tax Rate, which assumes no changes to the statutory rate, is expected to be between 15% and 15.5%
•Capital Expenditures are expected to be between $150 and $175 million
•Depreciation and Amortization is expected to be between $90 and $95 million

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

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2024, the Company has 10.1 million shares remaining available for repurchase under the previously announced share repurchase plan.
Additionally, based on the Company’s current forecasts for light vehicle production for calendar year 2025, the Company expects calendar year 2025 revenue of approximately $2.45 to $2.55 billion. As noted above, continuing uncertainties make forecasting difficult.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk and interest rate risk. Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles. For the quarter ended September 30, 2024, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2023 are set forth herein.
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
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first nine months of 2024, the Company repurchased 5.8 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 5,798,385 shares during the first nine months of 2024, the Company has 10,052,794 shares remaining under the plan as of September 30, 2024.

The following is a summary of share repurchase activity during each month of the nine month period ended September 30, 2024:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2024	90,006	33.81	90,006	15,761,173
February 2024	510,247	35.31	510,247	15,250,926
March 2024	600,650	36.59	600,650	14,650,276
1st Quarter 2024 Total	1,200,903	35.84	1,200,903

April 2024	60,087	34.80	60,087	14,590,189
May 2024	661,221	34.72	661,221	13,928,968
June 2024	681,359	34.12	681,359	13,247,609
2nd Quarter 2024 Total	1,402,667	34.43	1,402,667

July 2024	150,258	31.52	150,258	13,097,351
August 2024	1,792,167	30.01	1,792,167	11,305,184
September 2024	1,252,390	30.20	1,252,390	10,052,794
3rd Quarter 2024 Total	3,194,815	30.16	3,194,815

2024 Total	5,798,385		5,798,385	10,052,794

As of September 30, 2024, the Company has repurchased 161,946,934 shares at a total cost of $2,934,363,223 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 1, 2024	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 1, 2024	/s/ Kevin C. Nash
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