Form 10-K
period 2024-12-31
GENTEX CORP
filed 2025-02-25
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2024 or

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), 230,229,539 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $7,743,686,144 computed at the closing price on that date.

As of January 31, 2025, 227,195,734 shares of the registrant’s common stock, par value $.06 per share, were outstanding,
Portions of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2024
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

In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX International Corporation ("VOXX") to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® in North America. The Company has also displayed a three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company has announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with many of its other electronic features, including HomeLink® and HomeLink Connect® or the ITM®. The biometric system allows for added security and convenience for multiple drivers by adding an additional factor of authentication for increased security, when a driver (or passenger) enters a vehicle. The Company announced in January 2018 that it entered into an exclusive licensing agreement, in the ordinary course of business, with Fingerprint Cards AB to deploy its ActiveIRIS® iris-scanning biometric technology in automotive applications.

In 2019, the Company announced that it would be offering, as optional content, its latest generation of variable dimmable windows on the Boeing 777X aircraft. The first production shipments of variably dimmable windows were made to Boeing for the 777X program that same year. In 2020, the Company announced that Airbus will also be offering the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.

Also in 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18-month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features that address major gaps in current surgical lighting solutions. The Company will continue to work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

Further in 2020, the Company, in the ordinary course of business, acquired Vaporsens, Inc. ("Vaporsens"), which specializes in nanofiber chemical sensing research and development. This new nanofiber technology can detect a wide variety of chemicals, including explosives, drugs, volatile organic compounds ("VOCs"), toxic industrial chemicals, amines, and more. The core of Vaporsens’ chemical sensor technology is a net of nanofibers approximately one thousand times smaller in size than human hair. Their porous structure allows them to absorb targeted molecules from sampled gas and identify them via changes in their electrical resistance. The technology allows for the rapid detection of target chemicals with high sensitivity in the parts per billion and parts per trillion ranges. The Vaporsens technology has a wide variety of use cases in various markets and industries, with potential applications for automotive, aerospace, agriculture, chemical manufacturing, military and first responders, worker safety, food and beverage processing, and medical.

In 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink Connect® app is occurring. The HomeLink Connect® allows users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

Also in 2021, the Company announced the acquisition of Guardian Optical Technologies ("Guardian"), an Israeli startup that pioneered a unique, multi-modal sensor technology designed to provide a comprehensive suite of driver- and cabin-monitoring solutions for the automotive industry. The core of Guardian’s technology is an infrared-sensitive, high-resolution camera that combines machine vision, depth perception, and micro-vibration detection. This proprietary sensor configuration allows the system to not only monitor the driver, but also the entire vehicle cabin, including objects and other occupants, even assessing the occupant's behaviors, gestures, and activities. The system continuously scans, tracks and determines the physical location of every vehicle occupant and object, even without a direct line of sight, by combining two-dimensional video image recognition with 3D depth mapping and optical motion analysis. It is able to detect even slight movements, including heartbeats.

In 2022, the Company obtained an approximate 20% equity share in GreenMarbles, in the ordinary course of business. GreenMarbles is a provider of sustainable solutions for integration into properties. The Company intends for this relationship to promote the HomeLink Connect® App, PLACE® and HomeLink Smart Home Solutions® with property developers and contractors.

In 2023, the Company announced a partnership, in the ordinary course of business, with Adasky Ltd. ("Adasky"), a developer and manufacturer of intelligent, high-resolution thermal sensing systems for vehicle safety and perception applications and smart city roadway solutions. In addition to the partnership, the Company has obtained an approximate 27% equity share in Adasky.

Also in 2023, the Company acquired certain technology assets from eSight Corporation ("eSight"), in the ordinary course of business. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight wearables are inspected and registered by public health officials. eSight 4, which is the fourth generation of the product, is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. The Company has been developing, initially for contract manufacture and now as the owner, the technology, referred to as eSightGo®. Deliveries of eSightGo to customers which began shipping in calendar year 2024.

In January 2024, the Company announced a partnership, in the ordinary course of business, with Solace Power, an innovative wireless power transfer technology company. This collaboration is intended to further develop, manufacture, and commercialize Solace Power’s unique wireless power systems for a wide variety of industries. In addition to the partnership, the Company obtained an approximate 13% equity share in Solace Power. The Company believes Solace Power’s technology not only has immediate applications in the current Company product portfolio, but can also play an important role in the Company’s continued expansion into new markets.

Also in 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE®. PLACE offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE portfolio of smart-home solutions is designed to address the nuanced safety requirements of various home spaces. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and VOC detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application.

In November 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workload, and organize their data through customized biometric solutions. The company's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals.

On December 17, 2024, as previously disclosed, the Company entered into a definitive agreement and plan of merger for the Company to acquire shares of VOXX in an all-cash transaction. Under the terms of the agreement, the Company will acquire all the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share. The transaction is subject to approval of VOXX’s stockholders, certain regulatory approvals, and other customary closing conditions, and is expected to close in the end of the first quarter or the first part of the second quarter of 2025.

The acquisition of VOXX is a strategic addition to the Gentex portfolio of products. The majority of the revenue of VOXX is comprised of automotive OEM and aftermarket business, as well as the consumer electronics industry. Through the transaction, Gentex will gain full access to the EyeLock® iris biometric technology, which represents a unique, extremely accurate and highly secure method of authentication, which will provide further product applications into the Gentex automotive, aerospace and medical markets. The acquisition will also include the Premium Audio Company, which is known as the most innovative and complete premium audio solution provider in the consumer technology space and includes world renowned brands such as Klipsch®, Onkyo® and Integra®. Gentex believes its expertise in high volume manufacturing will help the Premium Audio team to continue its expansion in the consumer technology and connected home space, through newly launched Gentex products, such as Place™, and HomeLink Smart Home Solutions™. Additionally, the Gentex sales and business development teams will further equip the Premium Audio team with additional automaker exposure to build on the early success of several OEM launches of Klipsch® Reference Premiere audio systems.

The Company believes the acquisition of VOXX will contribute to its long-term growth and profitability strategies and create shareholder value through increasing revenue in existing and new markets, potential growth stemming from acquired technologies, significant net asset values and trapped tax losses, as well as the combined brand value and reputation of the VOXX family of brands.

Automotive revenues represent approximately 98% of the Company's total revenue in 2024, mostly consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

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

Automotive Products

Automotive Rearview Mirrors and Electronics. Automotive applications are the largest business segment for the Company, consisting primarily of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, HomeLink®, interior driver and cabin monitoring systems, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, ITM® systems, and a wide variety of displays, including the FDM® product. The Company also ships interior non-automatic-dimming rearview mirrors with and without features.

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

The Company manufactures other automotive electronics products as a part of HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Certain of the Company's features can be located either in the rearview mirror or other locations in the vehicle. Additionally, as the Company expands its FDM® product and the ITM® system, rearward facing video cameras, digital video recording, and integrated toll transponders are being produced and sold.

The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for original equipment manufacturers ("OEMs"), automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 98% of the Company’s consolidated net sales in 2024.

The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the largest supplier to the automotive industry. Competitors for automotive rearview mirrors include Magna International ("Magna"), Fudi Technology, Findream Technology, Kingband, Acson, Nigbo Huichang, Panasonic, Aolian, Ultronix, Tokai Rika Company, SMR Automotive, Intertech, Adayo, Sincode, Licon, Amblight, Mirrortech, Mike Shanghai, Guangdong Yangfeng Electronic Technology Co. Ltd., Guangdong E-Think Technology Company, Hubei SL, Shanxi Coal, and Chongqing Yimei. The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of these rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products and is currently working to introduce additional advanced-feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: SmartBeam®, HomeLink®, HomeLink Connect®, frameless mirror designs, compass displays, telematics, ITM® systems, hands free communication, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development and/or being sold include: biometric authentication systems; hybrid and fully digital camera monitoring systems ("CMS"); driver and cabin monitoring systems; cabin sensing systems; touch screen displays for mirrors; and digital enhancements to displays to improve driver safety, among other things. Other automotive products currently in development include large area dimmable devices, which include sunroof and moon roof applications, driver and passenger windows, interior sun-visors and other window surfaces in vehicles, among others. The Company is also in development of small-scale dimmable devices that darken to improve contrast and legibility for transparent displays, concealment of sensors, and to dynamically adjust camera exposure.

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

The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Daimler Group, Faraday Future, Ferrari, Ford Motor Co., Geely/Volvo, General Motors, Harley Davidson, Honda Motor Co., Hyundai/Kia, Isuzu Motors, Kawasaki Heavy Industries, KG Ssangyong Mobility, Lucid Motors, Mazda, Maruti Suzuki, Mahindra & Mahindra, McLaren, Polaris, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Stellantis, Subaru, Tata Motors, Tesla, TOGG Inc., Toyota Motor Company, Volkswagen Group, VOXX, and Yamaha, as well as shipments to domestic China manufacturers (Chery, Dongfeng, FAW, Great Wall Motors, Human Horizon, King Long, Lixiang Auto, NIO, SAIC, and Xpeng EV).
Revenues by major geographic area are disclosed in Note 7 of the Consolidated Financial Statements.
Historically, new products and technologies have penetrated high-end vehicles and premium trim/option packages to begin. As consumer demand increases for such advanced technologies, more OEMs shift to offer a variety of trim packages and option packages for each of their vehicles, creating a range of available pricing and technologies across their lineups. In some instances, Company products, such as the FDM®, appeal to consumers who are interested in new technology, while also resolving rearward vision limitations created by vehicle design changes that increase aerodynamics. The Company has contributed to this differentiation strategy, allowing OEMs to maximize profitability and optionality by providing mirror-based and in-vehicle technologies that consumers demand. As more consumers have become familiar with interior and exterior dimming mirrors, HomeLink®, FDM®, ITM®, and other Company technologies, consumers have continued to select these technologies in their subsequent vehicles, driving further market and nameplate penetration as OEMs launch new vehicles and expand into new markets. OEMs have historically used Company technologies only to differentiate from one another, but are now also using Company technologies to differentiate trim lines across their own nameplates. In new markets, emerging OEMs have recognized the need to include Company products in their vehicles to compete with global OEMs.

Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the largest supplier to the automotive industry with an approximate 86% market share worldwide in 2024. While the Company believes it will retain a significant position in automatic-dimming rearview mirrors for some time, another U.S. manufacturer, Magna Mirrors, a division of Magna, continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors and appears to have considerably more resources available to it. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. In addition, a Japanese manufacturer (Tokai Rika) is currently supplying a few vehicle models in Japan with solid-state electrochromic mirrors. There are also Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, primarily within the domestic China automotive market. Moreover, other companies have products that are competitive to the Company's FDM® system, and Chinese domestic mirror suppliers have begun marketing and selling these products, within the domestic China market. Further, two Japan manufacturers (Murakami and Panasonic) have begun selling and marketing competitive FDM® type products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
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
Competition. The Company’s variable dimmable aircraft windows were the first commercialized product of its kind for original equipment installation in the aircraft industry. Other manufacturers are developing and/or selling competing products utilizing other technology in the aircraft industry for aftermarket or original equipment installation.
The Company’s success with electrochromic technology provides potential opportunities and use cases for other commercial applications, which the Company continues to explore, including, but not limited to: passenger smart-lighting that automatically optimizes illumination for various in-flight activities like reading, dining, or computer work; biometric systems for personalizing the in-flight experience; and in-cabin particulate and chemical sensors for monitoring cabin air quality.
Fire Protection Technologies

The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, photoelectric smoke alarms and electrochemical carbon monoxide alarms, electrochemical carbon monoxide alarms and detectors, audible and visual signaling appliances, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential establishments. In January 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE. PLACE offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE portfolio of smart-home solutions is being designed to address the nuanced safety requirements of various home spaces. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and VOC detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application.
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

In November 2023, the Company acquired certain technology assets from eSight. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight wearables are inspected and registered by public health officials. eSight4 is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. Deliveries of eSightGo began in 2024.

Markets and Marketing. The Company markets and sells the eSight smart glasses directly to consumers that have visual impairments or eye conditions, The Company also sells the eSight product through authorized distributors.
Biometrics Products and Development
In November 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workload, and organize their data through customized biometric solutions. BioCenturion's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals.
Markets and Marketing. The Company markets and sells identity authentication and access control products utilizing the biometrics technology. The Company sells these products through its normal sales process and through authorized distributors.

Trademarks and Patents

As of January 31, 2025, the Company owned 49 U.S. Registered Trademarks, 815 U.S. Patents, 380 foreign Registered Trademarks, and 1,498 foreign patents. The vast majority of these Registered Trademarks and Patents relate to the Company's core industries of automotive, aerospace, fire protection, as well as medical devices. The Company believes these patents and trademarks provide and competitive advantage, though. no single patent or trademark is necessarily required for the success of the Company’s products. Many of these patents and registered trademarks relate to electrochromic technology, automotive rearview mirrors, displays, cameras, sensor technology, smart lighting technology, HomeLink®, variably dimmable windows, automotive visors, driver and cabin monitoring systems, fire protection technologies, and medical devices. These patents expire at various times between 2025 and 2046.

The Company also has in process 186 U.S. Patent applications, 295 foreign patent applications, 18 U.S. Registered Trademark applications, and 50 foreign registered trademark applications.

The Company continuously seeks to improve its core and acquired technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications. In addition, the Company periodically obtains intellectual property rights, in the ordinary course of the Company’s business, to strengthen its intellectual property portfolio and minimize potential risks of infringement.
Human Capital Resources
As of January 31, 2025, the Company had 6,184 full-time employees. None of the Company’s employees are represented by a labor union or other collective bargaining representative. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.

The Company fosters a collaborative culture founded on devotion to quality and innovation. An inclusive environment is nurtured so that team members can perform, support each other, and continue to grow and learn, including on-the-job training.

This culture is supported by a competitive compensation system that goes beyond base salary and includes for virtually all employees: quarterly profit-sharing bonuses; an extensive stock-based compensation program that extends to all eligible employees; an employee stock purchase plan; 401(k) plan (or other retirement plan for non-US employees) with Company matching; and tuition reimbursement. In keeping with the Company's core principle of ownership mentality, compensation is structured throughout the organization so that employees win when all of stakeholders win. The Company also provides a healthy and safe climate-controlled work environment that includes an on-site wellness center and on-site health clinic at its headquarters. A number of health-related programs are available to employees, including: asthma/COPD management services; diabetes management; "Smart Health," which gives employees and spouses a way to earn wellness credits; Gentex Cares+ Employee Assistance Program; and crop share, which offers employees fresh fruits and vegetables weekly. The Company has also broken ground on the Gentex Discovery Preschool, an on-site daycare and preschool designed to provide employees with convenient, cost-effective access to quality day care.

The Company is extremely proud of its workplace injury prevention programs, which have achieved workplace injury rates well below industry averages.

Evidence of the Company's commitment to inclusion is its cultivation of a genuine diversity, equity & inclusion ("DE&I") ethos that allows team members to make a lasting impact in the communities in which the Company operates, all while attracting and retaining diverse talent that can help propel the business forward. While the Company has an environment of equal employment opportunity related to recruitment, hiring, promotion, discipline, and other terms of employment, the commitment to have a skilled and diverse world class workforce goes beyond.

The Company's DE&I initiatives are supported by its Vice President of Diversity, Equity, & Inclusion and DE&I Council, which helps implement specific diversity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's DE&I Council is led by Mr. Joe Matthews and includes employees from a variety of departments. The Company's DE&I initiatives are further supported by the DE&I Advisory Board, which is also led by Mr. Matthews, and includes various executives, including the CEO, and two external members who are experts in the field of diversity, equity, and inclusion.

As a part of DE&I ethos, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds who work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women@Gentex, Gentex V.E.T.S., and Emerging Professionals. In 2023, the Company received a Pillar Award from the Women’s Resource Center in Grand Rapids for advancing women in the workplace. The Michigan Veterans Affairs agency awarded the Company a silver-level veteran-friendly employer status in recognition of the support and access to resources that the Company provides for military veterans.

In 2022, the Company also established a separate DE&I council in Salt Lake City to serve the Company employees who work at the research and development office located there. This separate council has supported students from diverse backgrounds and sponsored events to raise awareness to global causes. In 2024, the Gentex Salt Lake City DEI council awarded the first recipient of its Material Science Scholarship in partnership with the University of Utah.

Scholarship recipients receive $2,000/year for two years from the Company and a matching $1,000/year from the John and Marcia Price College of Engineering at the University of Utah.

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

Hiring rates, voluntary and involuntary turnover rates, internal rates of hiring and promotion, and safety records are measures of the Company's success in human capital management. While hiring and diversity policies are in place to remain on track in terms of appropriate human resources management, the DE&I efforts have furthered the process of creating a welcoming environment so the Company can hire and retain the best people. The Company produces a Sustainability Report, referenced below, providing more information regarding diversity and corporate responsibility. To ensure an excellent and increasingly diverse employment base, the Company has added Spanish speaking manufacturing lines, which involve translating materials for recruiting, orientation, on-boarding, training, benefits and work instructions in the Spanish language. The Company’s Corporate Controller and Senior Director of Accounting was honored as one of the 25 Most Influential Latinos in West Michigan for her work to establish the Company’s Limited English Proficiency Program. The Company was also presented with a DE&I Champion Award from the MEMA Original Equipment Suppliers Association for championing the spirit of DEI within the organization and in the communities where its employees live.

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

The Company's Board of Directors (the "Board") and its committees have regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and DE&I strategies; and corporate culture. The Board and management know that the right talent is required to implement the Company's strategies. As such, the Board and its committees work with management regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board and its committees have access to all levels of employees in the Company in its efforts to properly oversee human resources and DE&I issues.

The Company's commitment to DE&I is very apparent by the inclusiveness of the Board. The Board and the Nominating and Corporate Governance Committee have taken concrete actions to increase Board diversity, including use of various resources and environments to identify qualified and diverse director candidates. Such candidates are contacted and interviewed in order to continue to build an even more diverse, qualified, and capable Board. In the Company's 2024 Proxy Statement, the Company disclosed Board diversity information in accordance with NASDAQ rules.

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

General. The Company makes intentional decisions that reflect the desire to be responsible with all resources and achieve the Company's goal of meaningful improvement.

Energy and Climate Change. The Company understands that energy use and manufacturing are large contributors of the Company's overall greenhouse gas emissions. As such, the Company remains committed to improving energy-efficiency. To that end, the Company has announced to the following carbon reduction and neutrality goals:

–By 2026, 15% below 2021 levels
–By 2031, 40% below 2021 levels
–By 2041, 70% below 2021 levels
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

–By 2026, 20% below 2021 levels
–By 2031, 60% below 2021 levels
–By 2041, 90% below 2021 levels
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

Item 1A.    Risk Factors.

Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business, including those recently adopted and potential new tariffs; negative impact of any governmental investigations and associated litigation, including securities litigation relating to the conduct of our business; and force majeure events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Forward-looking information includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of January 16, 2025 (http://www.gentex.com/forecast-disclaimer).

The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 98% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, including tariffs and inflation, continues to be uncertain, and continues to cause financial and production stresses evidenced by volatile automotive production levels, volatility with customer orders, supplier part and material shortages (especially electronics components), automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity raw material cost increases, supply constraints, consumer vehicle preference shifts (where we have a lower penetration rate and lower content per vehicle), and supply chain stresses. When automotive customers (including their Tier 1 suppliers) and suppliers experience significant plant shutdowns, work stoppages, strikes, part shortages, etc., it disrupts our shipments to these customers, which adversely affects our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases and supply chain constraints. This brings increased risk of delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual net sales in 2024 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Company, Volkswagen Group, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our business, financial condition, and/or results of operations.
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
Raw Materials and Other Product Component Costs. Increasing costs in raw materials, energy, commodities, labor, and other product component costs continue to adversely affect our business, financial condition and/or results of operations. These costs have generally increased as a result of supply chain disruptions, constrained labor availability, global economic factors, as well as inflationary impacts. When these prices rise and we are unable to recover such cost increases from our customers, those increases have an adverse effect on our business, financial condition and/or results of operations.
Business Combinations. Acquisitions of businesses, technologies, and assets are playing a role in our future growth. We cannot be certain that we will be able to identify attractive acquisition targets, have resources available for or obtain financing for acquisitions on satisfactory terms, successfully acquire identified targets, or manage timing of acquisitions with our businesses. Additionally, we are not always successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors negatively and adversely impact our business, financial condition, and/or results of operations.
Tariffs. The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty, especially in light of recently imposed tariffs, tariffs threatened to be imposed, and those already existing. Previously enacted tariffs have increased the Company's input costs and challenge the Company's competitive position in foreign markets. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment interferes with automotive supply chains and have a continued negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from one location. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have a further adverse impact on our business.
Technology Investments. We have invested in certain companies and projects that we do not have full control over operations, management, or decision-making, which are accounted for under the measurement alternative method of accounting or equity method of accounting. For investments accounted for under the equity method of accounting, we rely on the investment partner for the reporting of the financial results of the investment, and to the extent that the financial reporting of the investments is incorrect, our financial results reported using that information may be incorrect. These investments are subject to risks related to the businesses in which we invest, which may be different than the risks inherent in our own business. These investments could become impaired or have realized or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitor systems to replace mirrors within Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korean market. In 2023, China released and made effective an updated version of its GB15084, which allows for camera monitoring systems, frameless mirrors and aspheric (free-form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost effective means to view the surrounding areas of a vehicle and remain the primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angle of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors provides a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has been in production with the Company's FDM® since 2015 and has, in the ordinary course of business, been awarded programs with sixteen (16) OEM customers. The Company is currently shipping production FDM® to all sixteen of these customers. The Company's CMS solution uses three cameras to provide a comprehensive view of the sides and rear of the vehicle while still providing the traditional safety of interior and exterior mirrors, that still function when cameras are obstructed, or not functioning. The Company has previously announced that the Company continues to develop in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there will be increased competition.
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
Workforce Disruptions. We have experienced, and may continue to experience in the future, disruptions to our workforce as a result of a tight labor market, employee illness, quarantines, and absenteeism. The impacts of continued disruptions to our workforce have affected, are affecting, and are expected to continue to affect our business, financial condition, and/or results of operations.
Product Mix. We sell products that have varying profit margins. Our financial performance has been impacted by the mix of products we sell and to which customers, during a given period. The automotive industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we are similarly affected to the extent that our customers reduce the volume of orders for our products or certain of our products. As a result of such changes and circumstances impacting our customers, our sales mix shifts, which has either favorable or unfavorable impact on revenue and would include shifts in regional growth, in OEM sales demand, as well as in consumer demand related to vehicle segment purchases, and content penetration. A decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content has a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. When actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations are impacted.

Intellectual Property. We believe that our patents and trade secrets provide us with a competitive advantage in automotive rearview mirrors, variable dimmable devices, certain electronics, and fire protection technologies, although no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of intellectual property protection in a number of countries, including China, represents a current and ongoing risk for the Company.
New Technology and Product Development. We continue to invest significantly in engineering, research and development projects. When any such efforts ultimately prove to be less successful than anticipated, our business, financial condition, and/or results of operations are adversely affected.
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
Credit Risk. Certain automakers and Tier 1 customers from time to time may consider the sale of certain business segments or bankruptcy or other changes as a result of financial stress. Should one or more of our larger customers (including sales through their Tier 1 suppliers) declare bankruptcy or sell their business, it could adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
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

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management, Board, and Board committee oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in, or otherwise compromise of, our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any such system failure, accident or security breach results in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property, trade secrets or customer information. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, reputation, financial condition, and/or results of operations. In addition, we incur significant costs to protect against damage caused by these disruptions or security breaches.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements necessitate due diligence efforts, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 each year since 2012. As there are only a limited number of suppliers offering "conflict free" minerals necessary for our products, the Company cannot always be absolutely certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company has implemented.

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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $28.30 to a high closing price of $37.58 during calendar year 2024. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:

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

General Risk Factors

Income Taxes. The Company is subject to income taxes in the U.S. and other foreign jurisdictions. Changes in tax rates, adoption of new tax laws or other additional tax policies, the expiration of existing tax benefits, and other proposals to reform United States and foreign tax laws could adversely affect the Company's operating results, cash flows, and financial condition. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions.

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
•Climate change
•Public health crises (e.g. pandemics) that can result in part shortages, labor shortages, or other impacts to the supply chain or customers;
•Manufacturing yield issues; and
•Obligations and costs associated with addressing quality issues or warranty claims.

Item 1B.    Unresolved Staff Comments.
None

Item 1C.    Cybersecurity.

Risk Management and Strategy

The Company has implemented and maintains multiple layers of physical, administrative and technical security processes designed to protect our manufacturing facilities from disruptions that may result from cybersecurity incidents, as well as to safeguard the confidentiality of our critical systems, and data residing on those systems, including employee data, customer data, and intellectual property. Our risk assessment and management of material risks from cybersecurity threats is integrated into our overall enterprise risk management process, as well as our information systems processes. Our strategy includes regular formal risk assessments, dynamic risk and threat analysis, utilization of security tools, regular cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and frequent security awareness and technical security trainings. We conduct periodic internal and third-party assessments to evaluate our cybersecurity posture and test and assess our incident response program, incident roles and responsibilities, material impact evaluation, and decision-making processes in the event of a cybersecurity incident. We use our risk and security assessments to enhance our information security capabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response policy, plan, procedures and scenario-based playbooks, an incident detection and response program, a vulnerability management program, disaster recovery and business continuity plans, risk assessment processes, security standards, network security controls, access controls, systems monitoring, employee awareness training, and cybersecurity insurance. The Company has obtained Trusted Information Security Assessment Exchange (TISAX) certification labels within the United States, Germany, and China. The Company is also continues working on its ISO 27001 certification.

Our internal information security team oversees and works collaboratively with various information security service providers. Our cybersecurity program incorporates external guidance and expertise through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber-insurance, advisory services, and legal counsel.

We have an incident response plan that includes scenario-based playbooks for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.

For the year ended December 31, 2024, there have been no risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."

Governance

Our Board addresses cybersecurity risk management as part of its general oversight function. The Audit Committee of the Board (the "Audit Committee") is responsible for overseeing our cybersecurity risk management processes, including our assessment and mitigation of material risks from cybersecurity threats. The Audit Committee receives regular reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes from our information technology and cybersecurity experts. In addition, on at least an annual basis, the Board receives reports, summaries or presentations related to cybersecurity threats, risk, mitigation and related processes.

Our cybersecurity risk assessment and management processes are implemented and maintained by our Vice President of Information Technology and Information Security Officer ("VP of IT"), who is supported by other members of management, as necessary. Our VP of IT is responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. The Company also has an IT Executive Steering Committee comprised of the VP of IT, CFO, General Counsel, Chief Operating Officer and Chief Technology Officer and Vice President of Operations. The VP of IT provides regular cybersecurity updates to the Audit Committee. The Company's VP of IT has served in this role for three years and has more than 25 years of relevant experience. In addition, we have an information security team comprised of dozens of employees dedicated to cybersecurity with extensive experience and relevant certifications. The VP of IT is responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating in the event of a cybersecurity incident.

Our cybersecurity incident response and vulnerability management programs are designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our VP of IT, General Counsel, CFO and/or Chief Executive Officer. Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response and vulnerability management programs include reporting certain cybersecurity incidents to the Audit Committee and, in certain circumstances, to the Board.

Item 2.        Properties.
As of December 31, 2024, the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities as of December 31, 2024 were as follows:

Owned Locations	Square Footage	Date of Acquisition/Build(1)	Use
Zeeland, MI	26,600	1970	Warehouse, Office
Zeeland, MI	197,200	1972	Manufacturing, Office
Zeeland, MI	70,000	1989	Manufacturing
Zeeland, MI	70,000	1989	Office
Zeeland, MI	419,100	1996	Manufacturing
Zeeland, MI	168,900	2000	Manufacturing
Zeeland, MI	334,000	2006	Manufacturing, Office
Zeeland, MI	100,000	2010	Manufacturing, Warehouse
Zeeland, MI	31,800	2011	Office
Zeeland, MI	349,600	2016	Manufacturing, Warehouse
Zeeland, MI	558,400	2018	Warehouse
Zeeland, MI	345,000	2023	Manufacturing, Warehouse
Holland, MI	242,300	2012	Manufacturing, Warehouse
Holland, MI	29,900	2021	Office
Erlenbach, Germany	90,000	2003	Office
Shanghai, China	25,000	2006	Office, Warehouse
Shanghai, China	85,000	2017	Office, Warehouse, Light Assembly
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

In the fourth quarter of 2024, the Company completed construction on two building expansions. The Company expanded its current distribution center by an additional 300,000 square feet, at a total cost of approximately $40 million. The Company also expanded another of its manufacturing facilities by an additional 60,000 feet, with a total cost of approximately $20 million. Both of these expansion projects were funded with cash and cash equivalents on hand.

During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. Construction began in the third quarter of 2024 as previously announced, with an expected completion date in 2025. The total cost of the building project is expected to be $15 - $20 million, which will be funded with cash and cash equivalents on hand.

The Company has also leased sales and engineering offices throughout North America, Europe, and Asia to support its sales and engineering efforts, and, in addition, has leased a manufacturing facility in Grand Rapids, Michigan:

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
The Company estimates that it currently has building capacity to manufacture approximately 42 - 45 million interior automatic-dimming mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2024, the Company shipped 29.9 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 19 - 22 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2024, the Company shipped approximately 17.8 million exterior automatic-dimming mirrors.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of January 31, 2025, there were 3,931 record-holders of the Company’s common stock and restricted common stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2019 and reinvestment of dividends in all cases.

Stock Value
$475
$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Period Ending
Gentex Corporation
NASDAQ Composite
Dow Jones US Auto Parts
Russell 3000 Automobiles and Parts Supersector

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

The following is a summary of share repurchase activity during 2024:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2024	90,006	$33.81	90,006	15,761,173
February 2024	510,247	35.31	510,247	15,250,926
March 2024	600,650	36.59	600,650	14,650,276
April 2024	60,087	34.80	60,087	14,590,189
May 2024	661,221	34.72	661,221	13,928,968
June 2024	681,359	34.12	681,359	13,247,609
July 2024	150,258	31.51	150,258	13,097,351
August 2024	1,792,167	30.01	1,792,167	11,305,184
September 2024	1,252,390	30.20	1,252,390	10,052,794
October 2024	—	—	—	10,052,794
November 2024	477,641	30.59	477,641	9,575,153
December 2024	125,755	30.36	125,755	9,449,398
Total	6,401,781		6,401,781

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

	Percentage of Net Sales			Percentage Change
				2024	2023
	Year Ended December 31,			Vs	Vs
	2024	2023	2022	2023	2022
Net Sales	100.0%	100.0%	100.0%	0.6%	19.8%
Cost of Goods Sold	66.7	66.8	68.2	0.4	17.4
Gross Margin	33.3	33.2	31.8	1.1	25.1
Operating Expenses:
Engineering, Research and Development	7.8	6.7	6.9	17.6	15.8
Selling, General and Administrative	5.2	4.9	5.5	7.5	5.7
Impairment Charges	0.4	—	—	N/A	N/A
Total Operating Expenses:	13.5	11.6	12.5	16.7	11.3
Income From Operations	19.9	21.6	19.3	(7.3)	34.0
Other (Loss)/Income	0.5	0.4	(0.1)	35.0	3,368.0
Income Before Provision for Income Taxes	20.4	22.0	19.3	(6.5)	36.6
Provision for Income Taxes	2.9	3.3	2.7	(11.6)	50.3
Net Income	17.5%	18.6%	16.6%	(5.6)%	34.4%
Results of Operations: 2024 to 2023
Net Sales. In 2024, the Company's net sales increased by $14.1 million, or 1% compared to the prior year, representing the highest annual sales in Company history, despite light vehicle production in 2024 that decreased year-over-year by more than 4% in the Company's primary markets. The Company's revenue outperformance in 2024 versus the underlying market was driven primarily by growth in FDM unit shipments.
Other net sales for calendar year 2024 were $48.6 million, compared to Other net sales of $44.6 million in calendar year 2023. Fire protection sales in 2024 increased 4% year over year, while dimmable aircraft windows increased by 9% in 2024, compared to calendar year 2023. Medical product sales were $1.4 million for calendar 2024.
Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased from 66.8% in 2023 to 66.7% in 2024. The year over year increase in the gross margin was primarily the result of supplier cost reductions and lower freight costs, though these benefits were largely offset by weaker than expected product mix, higher labor costs, and the inability to leverage fixed overhead costs due to the lower than forecasted revenue for the year. On a year over year basis, supplier cost reductions and lower freights costs had a positive impact of approximately 100 - 150 basis points and 50 - 100 basis points on gross margin, respectively. Product mix had a negative impact of approximately 100 - 150 basis points on gross margin on a year over year basis. Labor costs and inability to leverage fixed overhead costs, each had a negative impact of approximately 25 - 50 basis points on gross margin on a year over year basis.
Operating Expenses. Engineering, research and development expenses ("E, R & D") increased by $27.1 million or 18% from 2023 to 2024, which represents 8% of net sales in 2024, compared to 7% of net sales in 2023. E, R & D increased year over year primarily due to additional staffing and engineering related professional fees to assist with the execution of a high number of new product launches, product redesigns to optimize costs, and new product development.
Selling, general and administrative ("S, G & A") expenses increased by $8.5 million or 8% from 2023 to 2024, which remained at 5% of net sales. The primary reason for the year over year increase in S, G & A from 2023 to 2024 was increased staffing expenses.

The Company also recorded impairment charges of $8.9 million for Goodwill and in-process research and development ("IPR&D") related to the Vaporsens technology acquired in 2020, as previously disclosed.
Total Other Income (Loss). Investment income decreased $0.1 million to $13.4 million for 2024 compared to $13.5 million for 2023. Other income – net increased $3.3 million in 2024 versus 2023, primarily due to increased interest income from fixed income investments.
Taxes. The effective tax rate was 14.3% for the year ended December 31, 2024, compared to 15.2% for the prior year. The effective tax rates in 2024 and 2023 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, and R&D tax credits.
Net Income. Net income decreased by $23.9 million in 2024, or 6% compared to 2023, primarily due to the year over year changes in operating profits.
Results of Operations: 2023 to 2022
Net Sales. In 2023, the Company's net sales increased by $380.3 million, or 20% compared to the prior year. Overall light vehicle production in 2023 increased by 12% when compared to 2022 in the Company's primary markets, meaning net sales in 2023 outperformed the underlying market by 8%. The outperformance versus the underlying market was driven by growth from the continued adoption of FDM, exterior, auto-dimming mirrors, and continued penetration of the Company's base interior mirrors and electronic features. The Company's sales growth was driven by a 15% year over year increase in automatic-dimming mirror shipments, from 44.2 million units in 2022 to 50.6 million units in 2023, together with product mix.
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
Operating Expenses. E, R & D increased by $21.1 million or 16% from 2022 to 2023, but remained at 7% of net sales. E, R & D increased year over year primarily due to additional staffing and engineering related professional fees to assist with the execution of high number of new product launches, product redesigns to optimize costs, and new product development.
S, G & A expenses increased by $6.0 million or 6% from 2022 to 2023, which represents 5% of net sales in 2023 compared to 6% of net sales in 2022. The primary reason for the year over year increase in S, G & A from 2022 to 2023 was increased staffing expenses, which were partially offset by lower freight expenses.
Total Other Income (Loss). Investment income increased $8.7 million to $13.5 million for 2023 compared to $4.8 million for 2022 primarily due to increases in interest income from fixed income investments and interest rates on other cash holdings. Other income – net increase $0.8 million in 2023 versus 2022, primarily due to increases in interest income from fixed income investments.
Taxes. The effective tax rate was 15.2% for the year ended December 31, 2023 compared to 13.8% for the prior year. The effective tax rates in 2023 and 2022 differed from the statutory federal income tax rate, primarily due to the Foreign Derived Intangible Income Deduction, as well as additional equity compensation deductions and various tax credits.
Net Income. Net income increased by $109.6 million in 2023, or 34% compared to 2022, primarily due to the year over year changes in gross margin and operating profits.

Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained strong.
The Company's cash and cash equivalents were $233.3 million, $226.4 million, and $214.8 million as of December 31, 2024, 2023 and 2022, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $12.6 million, $14.8 million, and $12.5 million as of December 31, 2024, 2023 and 2022, respectively.
Cash flow from operating activities was $498.2 million, $537.2 million and $338.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash flow from operating activities decreased $39.0 million for the year ended December 31, 2024 compared to the prior year, primarily due to decreases in net income and changes in working capital. Cash flow from operating activities increased $199.0 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to due to increases in net income and changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2024 decreased by $97.3 million to $202.1 million, compared with cash flow used for investing activities of $299.4 million for the year ended December 31, 2023, primarily due to decreased capital expenditures in 2024 compared to 2023, as well as decreased expenditures on business acquisitions year over year. Cash flow used for investing activities for the year ended December 31, 2023 increased by $126.7 million to $299.4 million, compared to cash flow used for investment activities for the year ended December 31, 2022, primarily due to increased technology investment purchases during the year, as well as increased capital expenditures in 2023 compared to 2022.
Capital expenditures were $144.7 million, $183.7 million, and $146.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Capital expenditures for the year ended December 31, 2024 decreased by $39.0 million compared with the year ended December 31, 2023, primarily due to decreased in expenditures related to building and facility construction projects. Capital expenditures for the year ended December 31, 2023 increased by $37.2 million compared to the year ended December 31, 2022, primarily due to building and facility construction projects previously discussed.
Cash flow used for financing activities for the year ended December 31, 2024, increased $59.1 million to $289.3 million, compared to $230.2 million for the year ended December 31, 2023, primarily due to an increase in the amount of shares of common stock repurchased, which totaled $206.1 million during the calendar year 2024 as compared to $147.4 million during the calendar year 2023. Cash flow used for financing activities for the year ended December 31, 2023, increased $21.1 million to $230.2 million compared to the year ended December 31, 2022, primarily due to an increase in the amount of shares of common stock repurchased which totaled $147.4 million during the calendar year 2023 as compared to $112.5 million during the calendar year 2022.

Short-term investments as of December 31, 2024 were $22.3 million, up from $14.4 million as of December 31, 2023 and long-term investments were $339.6 million as of December 31, 2024, up from $299.1 million as of December 31, 2023, due to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2024 decreased $26.5 million compared to December 31, 2023, primarily due to a decrease in sales in the fourth quarter of 2024 compared to the fourth quarter of 2023.
Inventories as of December 31, 2024, increased $34.0 million compared to December 31, 2023, primarily due to increases in raw materials and finished goods.
Intangible Assets, net as of December 31, 2024, decreased $18.8 million compared to December 31, 2023, due to the amortization of definite lived intangible assets and patents, which is discussed further in Note 10 of the Consolidated Financial Statements, in addition to a $5.2 million impairment charge on the Vaporsens IPR&D in the fourth quarter of 2024.
Accounts payable as of December 31, 2024, decreased $16.1 million compared to December 31, 2023, primarily due to decreases in capital expenditure payments and timing of payments.
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
The following is a summary of working capital and fixed income long-term investments:

	2024	2023	2022
Working Capital	$784,635,494	$726,129,177	$698,099,624
Fixed Income Long Term Investments	141,961,474	155,863,252	140,341,898
Total	$926,596,968	$881,992,429	$838,441,522

The increase in working capital as of December 31, 2024, compared to December 31, 2023, is primarily due to an increase in prepaid expenses, increases in inventory, and a decrease in accounts payable. The increase in working capital as of December 31, 2023, compared to 2022, is primarily due to increases in cash and accounts receivable, which were partially offset by increases in accounts payable.

Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.

Outlook
The Company utilizes the light vehicle production forecasting services of S&P Global Mobility. The S&P Global Mobility mid-January 2025 forecast for light vehicle production for calendar year 2025 are approximately 15.1 million units for North America, 16.6 million units for Europe, 11.9 million units for Japan and Korea, and 30.2 million units for China.
Based on the foregoing, and excluding any impact of the Company's pending acquisition of VOXX (which remains subject to certain regulatory and VOXX stockholder approvals), the Company estimates that top line revenue for calendar year 2025 will be between $2.40 and $2.45 billion. All estimates are based on light vehicle production forecasts in the primary regions to which the Company ships product, as well as the estimated option rates for its mirrors and electronics on prospective vehicle models and anticipated product mix. Continuing uncertainties, such as: light vehicle production volumes; tariffs; the Ukraine-Russia war; the Israel-Hamas war; labor shortages; automotive plant shutdowns; sales rates in Europe, Asia, and North America; challenging macroeconomic and geopolitical environments, including inflation, and potential tax law changes; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages, strikes, etc.; could disrupt shipments to customers and make forecasting difficult.
The Company is estimating that the gross margin will be between 33.5% and 34.5% for calendar year 2025. Historically, annual customer price reductions have placed pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2025, the Company hopes it may be able to offset certain annual customer price reductions with raw material cost decreases, improved operational efficiencies, and leverage on the Company's fixed costs, but there is no certainty of being able to do so.
The Company is also estimating that its operating expenses, which include E, R & D and S, G & A, are expected to be between $310 and $320 million for calendar year 2025, due in part to continued investments that support growth and launch of new business as well as development of new products, which are primarily staffing related. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and creating iterations of those products that help keep its products new and attractive to our customers, as well as new products, though these expense estimates for 2025 represent a lower growth rate in operating expenses as the Company believes the new baseline established for engineering spend is sufficient to support current initiatives.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are proprietary. The Company continues to make investments intended to maintain a competitive advantage in its current markets, as well as to use its core competencies to develop products that are applicable in other markets.
Based on current light vehicle production forecasts, and the Company's resultant forecast its automatic-dimming mirrors and electronics, the Company currently anticipates that 2025 capital expenditures will be between $125 and $150 million, a majority of which will be related to production equipment purchases. Capital expenditures for calendar year 2025 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company is also estimating that depreciation and amortization expense for calendar year 2025 will be between $85 and $90 million.

The Company is further estimating that its tax rate will be between 15% and 17% for calendar year 2025 based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2025 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.

The Company is also providing top line revenue guidance for calendar year 2026, taking into account anticipated increases in light vehicle production in 2026 compared to 2025, but excluding any impact of the Company's pending acquisition of VOXX. S&P Global Mobility forecast (as of mid-January 2025) for light vehicle production for calendar year 2026 are approximately 15.4 million units for North America, 17.0 million units for Europe, 11.6 million units for Japan and Korea, and 31.0 million units for China. Based on these forecasts, as well as the Company's estimates for fire protection, aerospace, medical, and biometrics sales for calendar year 2026, the Company is estimating that revenue for calendar year 2026 will be between $2.55 and $2.65 billion. As noted above, continuing uncertainties make forecasting difficult.

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
Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During calendar year 2024, approximately 7% of the Company’s net sales were invoiced and paid in foreign currencies (compared to 8% for calendar year 2023 and 7% for calendar year 2022). The Company currently expects that approximately 7-8% of the Company’s net sales in calendar year 2025 will be invoiced and paid in foreign currencies. The Company does not currently engage in hedging activities of foreign currencies.
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
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Item 7, Part II.

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2024.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2024, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)(the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2024.

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

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	47	President and Chief Executive Officer	January 2018
Neil Boehm	53	Chief Operating Officer and Chief Technology Officer	January 2025
Kevin Nash	50	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	60	Chief Sales Officer and Senior Vice President, Sales	January 2022
Scott Ryan	44	Vice President, General Counsel and Corporate Secretary	August 2018
There are no family relationships among the officers listed in the preceding table.
Steve Downing was appointed Chief Executive Officer effective as of January 1, 2018. Mr. Downing has been employed by the Company since 2002. Prior to being appointed Chief Executive Officer, he served as President and Chief Operating Officer from August 2017 to December 2017, as Senior Vice President and Chief Financial Officer from June 2015 to August 2017, and as Vice President of Finance and Chief Financial Officer from May 2013 to June 2015. He served in a variety of roles before that time. Certain terms of Mr. Downing's employment arrangement are contained herein in Part III, Item 11 to this Form 10‑K.
Neil Boehm was appointed as the Company's Chief Operations Officer, effective as of January 1, 2025. He is also the Company's Chief Technology Officer, a role he has held since 2018 and he continues to be a named executive officer. Mr. Boehm has been employed by the Company since 2001. Prior to his current position, he served as the Company's Vice President of Engineering, beginning in 2015 and before that served as Senior Director of Engineering. Certain terms of Mr. Boehm's employment arrangement are contained herein in Part III, Item 11 to this Form 10-K.
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2025 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2024 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy

Statement is hereby incorporated herein by reference. Information related to insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards appearing under the caption "Insider Trading Policies" in the definitive Proxy Statement is hereby incorporated herein by reference.
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

Item 11.    Executive Compensation.

The information contained under the caption "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Practices and Procedures Related to the Grant of Certain Equity Awards," and "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement is hereby incorporated herein by reference. The "Compensation Committee Report" shall not be deemed to be soliciting material or to be filed with the commission.

As previously disclosed, the Compensation Committee has an ongoing goal that base salaries for officers, including named executive officers, are at or near the market median for base salaries when compared to the Company's established peer group. Notwithstanding that goal, at the request of Mr. Downing and the other named executive officers, the Compensation Committee and Board of Directors did not increase named executive officer base salaries in 2025. The request and decision not to change executive officer base salaries was made based on overall market conditions.

The Board, on February 20, 2025, approved the following base salaries for the CEO and other named executive officers for 2025:

Executive Officer	Position	2025 Base Salary	2024 Base Salary
Steve Downing	President and CEO	$850,000	$850,000
Neil Boehm	COO and CTO	$575,000	$575,000
Kevin Nash	VP, Finance, CFO and Treasurer	$555,000	$555,000
Matt Chiodo	Senior VP, Sales and CSO	$480,000	$480,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$440,000	$440,000

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

At the beginning of each year, the Compensation Committee reviews and approves a cash bonus target under the Annual Plan for each officer, as a percentage of base salary for the year. Under the Annual Plan in 2025, the CEO may earn up to 220% of base salary. The non-CEO named executive officers may earn up to 0% to 150% of their respective base salaries. All performance-related targets under the Annual Plan are set by, and achievement of targets are approved by, the Compensation Committee and/or the Board of Directors.

For our executive officers, the 2025 Annual Plan payout opportunities as a percentage of base salary applicable to each performance metric are shown in the table below:

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	55.0%	110.0%	220.0%
Neil Boehm	37.5%	75.0%	150.0%
Kevin Nash	37.5%	75.0%	150.0%
Matt Chiodo	37.5%	75.0%	150.0%
Scott Ryan	37.5%	75.0%	150.0%

No changes were made to the Annual Plan target opportunities for executive officers in 2025, as it is believed those threshold, target, and maximum opportunity levels remain appropriate. The foregoing payout opportunities are multiplied by the weighting factor of a particular performance metric to determine the amounts of cash bonuses payable to officers based on actual performance compared to the threshold, target, or maximum for a performance metric. When actual performance is compared to the established threshold, target, or maximum, as applicable, for any performance metric, linear interpolation is used to determine any pro rata portion of the performance bonus. The Compensation Committee and/or the Board also have discretion to increase (or decrease) such performance-based bonuses using their judgment, which can include, but is not limited to, sustainable impact, people and growth factors when evaluating a participant's performance and/or establishing performance objectives, provided that bonuses are not in any event to exceed 250% of the applicable base salary.

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

For 2024, target performance and actual results for the performance metrics are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*
Revenue	33.33%	$2,000,000	$2,500,000	$3,000,000	$2,313,314
Operating Income	33.33%	$450,000	$562,500	$675,000	$459,727
Earnings per Diluted Share	33.33%	$1.62	$2.02	$2.42	$1.76
* Amounts in thousands (000) except for per share amounts.

Based on actual Revenue, Operating Income, and Earnings per Diluted Share results compared to the targets and performance of the named executive officers, the payments for 2024 under the Annual Plan are shown in the table below:

Executive Officer	2024 Annual Plan Performance Bonus	2024 Annual Plan Discretionary Bonus
Steve Downing	$634,211	$0
Neil Boehm	$292,517	$0
Kevin Nash	$282,342	$0
Matt Chiodo	$244,188	$0
Scott Ryan	$223,839	$0

These Annual Plan results appropriately reflect management's work in terms of a 5% revenue outperformance versus the Company's primary underlying markets, continued execution toward the previously announced gross margin recovery plan, and ongoing business development efforts. For 2025, the Compensation Committee has established targets for Revenue, Operating Income, and Earnings per Diluted Share for the Annual Plan performance metrics consistent with the past. In 2025, the Company used ± 20% of target for determining thresholds and maximums under the Annual Plan due to a reduction in overall end market volatility.

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

The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2025-2027 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2025-2027
Steve Downing	385%
Neil Boehm	185%
Kevin Nash	185%
Matt Chiodo	165%
Scott Ryan	165%

These Long-Term Plan Target Opportunity Percentages of Base Salary for 2025 - 2027 for Mr. Chiodo and Mr. Ryan have changed from those applicable for 2024 - 2026. The Compensation Committee recommended, and the Board approved, this increase to Mr. Chiodo and Mr. Ryan's Long-Term Plan target opportunity in 2025 as set forth, as a result of increases in overall job responsibilities of each. All Long-Term Plan target opportunities remain within the market median for long-term incentives for the officers' respective job responsibilities.

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

Performance Shares for 2025-2027 Performance Period

The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted and calculated as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2025-2027) with a performance range that can result in PSAs of 50% of target for achieving threshold and 200% of the target opportunity for achieving maximum. The targets for EBITDA and ROIC for 2025-2027 were established by the Compensation Committee as it has done in the past. For the 2025-2027 performance period, ± 20% of target is being used for determining thresholds and maximums, which is consistent with performance periods that began in 2021 and prior, for similar reasons as noted with respect to the Annual Plan.

EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2025 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2025 (Target) for 2025-2027
Steve Downing	88,023
Neil Boehm	28,613
Kevin Nash	27,618
Matt Chiodo	21,304
Scott Ryan	19,258

Restricted Stock Awards for 2025-2027 Performance Period
The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2025, based on the target opportunities, for the named executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2025 for 2025-2027
Steve Downing	37,725
Neil Boehm	12,263
Kevin Nash	11,836
Matt Chiodo	9,130
Scott Ryan	8,370

2022-2024 Long-Term Plan Performance (three-year performance period ending December 31, 2024)

December 31, 2024, marked the end of the three-year performance period for PSA and RS Long-Term Plan awards made in February 2022.

Performance Share Awards

The performance metrics, targets and performance payout ranges for these awards were set and approved by the Compensation Committee and the Board in February 2022. Consistent with the Long-Term Plan, incentive could be earned by the officers based on performance associated with two equally weighted metrics, EBITDA and ROIC, in each case adjusted as determined by the Compensation Committee, both measured cumulatively over the three-year performance period. The target levels of achievement for the EBITDA and the ROIC were established to align with financial goals set at the beginning of the three-year performance period for the years 2022 through 2024. The table below summarizes the results of the 2022-2024 performance period relative to target and the achievement level of the 2022-2024 PSAs:.

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*	Performance to Target	Weighted Performance
EBITDA	50%	$1,310,720	$1,747,627	$2,184,534	$1,610,066	84.26%	42.13%
ROIC	50%	33.08%	44.10%	55.13%	37.02%	67.90%	33.95%
*amounts in thousands (000) except percentages.

The PSAs awarded in February 2022, based on target opportunity, along with the actual payout of PSAs to the executive officers, for the 2022-2024 performance period are reflected in the table below and include additional shares awarded for dividend equivalents assuming reinvestment of dividends.

Executive Officer	Number of PSAs Awarded in 2022 (Target) for 2022-2024	2022-2024 PSAs Payout
Steve Downing	65,013	51,879
Neil Boehm	16,393	13,086
Kevin Nash	19,566	15,618
Matt Chiodo	14,322	11,434
Scott Ryan	12,942	10,331

Restricted Stock

The RS awarded in February 2022, based on target opportunities, along with the actual payment of RS to executive officers, awarded for the 2022-2024 period are reflected in the table below:

Executive Officer	Number of RS Awarded in 2022 (Target) for 2022-2024	2022-2024 RS Payout/Vesting
Steve Downing	27,863	27,863
Neil Boehm	7,026	7,026
Kevin Nash	8,386	8,386
Matt Chiodo	6,138	6,138
Scott Ryan	5,547	5,547

Since each executive officer awarded restricted stock in 2022 remained employed by the Company for three years from the grant date, each restricted stock awarded vested with such executive officers.

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

3. Exhibits. See Exhibit Index on Page 78.

(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Joseph Anderson	Director
Joseph Anderson

/s/ Leslie Brown	Director
Leslie Brown

/s/ Garth Deur	Director
Garth Deur

/s/ Steven Downing	Director
Steven Downing

/s/ Billy Pink	Director
Billy Pink

/s/ Richard Schaum	Director
Richard Schaum

/s/ Kathleen Starkoff	Director
Kathleen Starkoff

/s/ Brian Walker	Director
Brian Walker

/s/ Ling Zang	Director
Ling Zang

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Accounting for Technology Investments
Description of the Matter
As discussed in Note 1 of the Company’s consolidated financial statements, the Company periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("technology investments"). Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the technology investments in accordance with ASC 321, Investments - Equity Securities, or ASC 323, Investments – Equity Method and Joint Ventures. The application of the accounting model under ASC Topic 323 requires an enhanced amount of professional judgment by management, including the determination of the appropriate accounting guidance to utilize and periodic reassessment of the ability to exert significant influence over the investee, evaluation of changes in the value of the Company’s investments due to equity transactions by the investees, and the required financial statement disclosures. As of December 31, 2024, the Company has approximately $149.9 million and $6.0 million of technology investments recorded in long-term investments and short-term investments, respectively.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over technology investments. This included testing controls over the Company’s process to identify and evaluate agreements and determine the appropriate accounting guidance to apply, including management’s periodic reassessment of the ability to exert significant influence over the investee, evaluation of changes in the value of the Company’s investments due to equity transactions by the investees and testing controls related to the Company’s valuation of the technology investments.

Our audit procedures included, among others, testing the completeness of material technology investments through inquiries with management, review of board and committee meeting minutes and inspection of rollforward investment schedules. We assessed the determination of accounting guidance through review of agreements and other supporting evidence. Furthermore, we performed valuation testing of the material technology investments based on the Company’s valuation approach and evaluated the adequacy of the disclosures in the financial statements in relation to technology investments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Grand Rapids, Michigan

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gentex Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan

February 25, 2025

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,318,766	$226,435,019
Short-term investments	22,304,829	14,356,476
Accounts receivable, net	295,344,353	321,809,868
Inventories, net	436,497,445	402,473,028
Prepaid expenses and other	49,862,777	32,663,762
Total current assets	1,037,328,170	997,738,153
PLANT AND EQUIPMENT:
Land, buildings and improvements	531,261,137	472,112,320
Machinery and equipment	1,065,109,667	1,011,930,699
Construction-in-process	177,907,293	158,327,247
Total Plant and Equipment	1,774,278,097	1,642,370,266
Less- Accumulated depreciation	(1,045,796,630)	(989,492,594)
Net Plant and Equipment	728,481,467	652,877,672
OTHER ASSETS:
Goodwill	340,668,927	340,105,631
Long-term investments	339,604,044	299,080,876
Intangible assets, net	195,157,160	214,005,910
Deferred tax asset	53,154,832	41,113,759
Patents and other assets, net	66,426,375	66,515,551
Total Other Assets	995,011,338	960,821,727
TOTAL ASSETS	$2,760,820,975	$2,611,437,552
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$168,314,912	$184,398,820
Accrued liabilities:
Salaries, wages and vacation	19,526,367	22,725,631
Income taxes	439,545	693,391
Royalties	21,087,480	20,898,949
Dividends payable	27,264,897	27,774,653
Other	16,059,475	15,117,532
Total current liabilities	252,692,676	271,608,976
OTHER NON-CURRENT LIABILITIES	36,028,644	27,311,507

TOTAL LIABILITIES	288,721,320	298,920,483
SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 227,207,472 and 231,455,443 shares issued and outstanding in 2024 and 2023 respectively.	13,632,448	13,887,326
Additional paid-in capital	1,010,440,420	968,245,875
Retained earnings	1,450,287,128	1,336,940,990
Accumulated other comprehensive (loss) income:
Unrealized loss on investments, net	(591,605)	(2,022,403)
Cumulative translation adjustment	(5,817,736)	(4,534,719)
TOTAL GENTEX CORPORATION SHAREHOLDERS' INVESTMENT	2,467,950,655	2,312,517,069
Non-controlling Interest	4,149,000	—
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,760,820,975	$2,611,437,552
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
NET SALES	$2,313,314,333	$2,299,215,044	$1,918,958,043

COST OF GOODS SOLD	1,542,224,143	1,536,585,036	1,309,143,858

Gross profit	771,090,190	762,630,008	609,814,185

OPERATING EXPENSES:
Engineering, research and development	181,475,221	154,359,700	133,308,804
Selling, general and administrative	121,023,692	112,539,255	106,499,255
Impairment Charges	8,864,704	—	—
Total operating expenses	311,363,617	266,898,955	239,808,059

Income from operations	459,726,573	495,731,053	370,006,126

OTHER INCOME:
Investment income, net	13,402,841	13,498,351	4,795,823
Other loss, net	(915,731)	(4,248,230)	(5,078,873)
Total other income (loss)	12,487,110	9,250,121	(283,050)

Income before provision for income taxes	472,213,683	504,981,174	369,723,076

PROVISION FOR INCOME TAXES	67,725,940	76,577,902	50,965,724

NET INCOME	$404,487,743	$428,403,272	$318,757,352

EARNINGS PER SHARE(1):
Basic	$1.77	$1.84	$1.36
Diluted	$1.76	$1.84	$1.36

Cash Dividends Declared per Share	$0.480	$0.480	$0.480

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
Net income	$404,487,743	$428,403,272	$318,757,352

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	(1,283,017)	(502,480)	(4,952,828)
Unrealized gains (losses) on available-for-sale securities, net	1,811,137	10,238,344	(14,072,595)

Other comprehensive income (loss), before tax	528,120	9,735,864	(19,025,423)

Expense (benefit) for income taxes related to components of other comprehensive income (loss)	380,339	2,150,052	(2,955,245)

Other comprehensive income (loss), net of tax	147,781	7,585,812	(16,070,178)

Comprehensive income	$404,635,524	$435,989,084	$302,687,174

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	Equity Attributable to Gentex Corporation
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2022	236,440,840	$14,186,450	$879,413,385	$1,042,461,388	$1,927,244	$1,937,988,467	$—	$1,937,988,467
Issuance of common stock from stock plan transactions	1,606,965	96,418	16,505,856	—	—	16,602,274	—	16,602,274
Issuance of common stock related to acquisitions	162,433	9,746	4,990,266	—	—	5,000,012	—	5,000,012
Repurchases of common stock	(4,040,903)	(242,454)	(13,638,790)	(100,013,126)	—	(113,894,370)	—	(113,894,370)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	30,228,606	—	—	30,228,606	—	30,228,606
Dividends declared ($0.48 per share)	—	—	—	(112,819,342)	—	(112,819,342)	—	(112,819,342)
Net income	—	—	—	318,757,352	—	318,757,352	—	318,757,352
Other comprehensive income	—	—	—	—	(16,070,178)	(16,070,178)	—	(16,070,178)
BALANCE AS OF DECEMBER 31, 2022	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821	$—	$2,065,792,821
Issuance of common stock from stock plan transactions	2,218,094	133,086	29,265,186	—	—	29,398,272	—	29,398,272
Repurchases of common stock	(4,931,986)	(295,920)	(17,716,056)	(128,024,161)	—	(146,036,137)	—	(146,036,137)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	39,197,422	—	—	39,197,422	—	39,197,422
Dividends declared ($0.48 per share)	—	—	—	(111,824,393)	—	(111,824,393)	—	(111,824,393)
Net income	—	—	—	428,403,272	—	428,403,272	—	428,403,272
Other comprehensive loss	—	—	—	—	7,585,812	7,585,812	—	7,585,812
BALANCE AS OF DECEMBER 31, 2023	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069	$—	$2,312,517,069
Issuance of common stock from stock plan transactions	2,153,810	129,229	27,165,898	—	—	27,295,127	—	27,295,127
Noncontrolling Interest as part of acquisition	—	—	—	—	—	—	4,149,000	4,149,000
Repurchases of common stock	(6,401,781)	(384,107)	(24,510,715)	(181,213,316)	—	(206,108,138)	—	(206,108,138)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	39,539,362	—	—	39,539,362	—	39,539,362
Dividends declared ($0.48 per share)	—	—	—	(109,928,289)	—	(109,928,289)	—	(109,928,289)
Net income	—	—	—	404,487,743	—	404,487,743	—	404,487,743
Other comprehensive loss	—	—	—	—	147,781	147,781	—	147,781
BALANCE AS OF DECEMBER 31, 2024	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,487,743	$428,403,272	$318,757,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,714,662	93,321,192	96,568,443
Gain on disposal of assets	(1,294,798)	(355,544)	(70,736)
Loss on disposal of assets	90,145	443,373	28,424
Gain on sale of investments and equity method investment income	(5,365,966)	(5,492,269)	(392,040)
Loss on sale of investments and equity method investment losses	9,991,670	11,476,947	2,104,907
Deferred income taxes	(12,421,412)	(17,735,110)	(17,777,777)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	39,539,362	39,197,422	30,228,606
Impairment Charges	8,864,704	—	—
Change in operating assets and liabilities:
Accounts receivable	27,106,680	(45,251,116)	(26,698,846)
Inventories	(32,624,417)	2,127,242	(88,092,828)
Prepaid expenses and other	(9,873,572)	(4,101,866)	(28,788,331)
Accounts payable	(26,021,165)	40,951,490	37,423,488
Accrued liabilities	1,019,584	(5,735,441)	14,909,867
Net cash flows from operating activities	498,213,220	537,249,592	338,200,529
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	42,675,048	58,847,341	37,429,595
Maturities and calls	16,235,000	17,445,000	3,500,000
Purchases	(51,086,506)	(80,908,455)	(17,810,350)
VOXX share purchases	(31,450,000)	(16,941,043)	(383,843)
Purchase of technology investments	(27,659,631)	(71,083,511)	(45,743,460)
Plant and equipment additions	(144,669,002)	(183,678,460)	(146,433,123)
Proceeds from sale of plant and equipment	3,310,600	292,723	313,917
Acquisition of businesses, net of cash acquired	(2,870,769)	(18,936,539)	—
Increase in other assets	(6,563,157)	(4,453,376)	(3,611,244)
Net cash used for investing activities	(202,078,417)	(299,416,320)	(172,738,508)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	27,295,127	29,398,272	16,602,274
Cash dividends paid	(110,438,045)	(112,150,060)	(113,091,921)
Repurchases of common stock	(206,108,138)	(147,401,103)	(112,529,406)
Net cash used for financing activities	(289,251,056)	(230,152,891)	(209,019,053)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,883,747	7,680,381	(43,557,032)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, Beginning of year	226,435,019	218,754,638	262,311,670

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, End of year	$233,318,766	$226,435,019	$218,754,638

	Twelve Months Ended December 31,
SUPPLEMENTAL CASH FLOW DATA	2024	2023	2022
Non-cash investing and financing activities:
Change in Property and equipment in accounts payable and accrued expenses and other current liabilities	$(9,802,961)	$6,927,750	$14,608,665
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
The following table presents the activity in the Company’s allowance for doubtful accounts:

	Beginning Balance	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2024:
Allowance for Doubtful Accounts	$2,665,203	$(628,306)	$2,036,897
Year Ended December 31, 2023:
Allowance for Doubtful Accounts	$2,967,095	$(301,892)	$2,665,203
Year Ended December 31, 2022:
Allowance for Doubtful Accounts	$3,176,205	$(209,110)	$2,967,095

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
As of December 31, 2024, the Company holds a total of 6,463,308 shares of VOXX. The VOXX shares held by the Company are publicly traded and have a readily determinable fair market value and are considered Level 1 assets. Prior to the August 2024 purchases, the investment was accounted for in accordance with ASC 321, Investments - Equity Securities, with changes in fair value recorded in Investment income, net in consolidated statements of income. As a result of the August 2024 purchase, the Company began accounting for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value. As a result of this election, changes in fair value of the shares are recorded in Investment income, net in the consolidated statements of income. The Company recorded $2.4 million of loss during the year ended December 31, 2024 relating to mark to market adjustments in Investment Income, net related to VOXX.

On December 17, 2024, as previously disclosed, the Company entered into a definitive agreement and plan of merger for the Company to acquire shares of VOXX in an all-cash transaction. Under the terms of the agreement, the Company will acquire all the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share. The transaction is subject to approval of VOXX’s stockholders, certain regulatory approvals and other customary closing conditions, and is expected to close in the first half of 2025.
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("technology investments"). Such technology investments totaled approximately $155.9 million at December 31, 2024, of which $149.9 million and $6.0 million are recorded

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
in long-term investments and short-term investments on the consolidated balance sheet, and $128.0 million as of December 31, 2023, of which $124.6 million and $3.4 million are recorded in long-term investments and short-term investments on the consolidated balance sheet.
Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the technology investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other loss, net in the Company's consolidated statement of income. All other technology investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

A summary of the Company’s most significant technology investments is below:

Adasky Ltd. - Adasky is an Israeli based leading developer and manufacturer of intelligent, high-resolution thermal sensing systems for vehicle safety and perception applications and smart city roadway solutions. During 2023, the Company invested approximately $46.5 million in Adasky, which resulted in an approximately 27% ownership stake in Adasky. These investments included approximately $25 million related to preferred shares of Adasky accounted for using the measurement alternative and $21.5 million for common shares of Adasky accounted for using the equity method. As of December 31, 2024 and 2023, the carrying value of the Company’s investments in Adasky was $44.0 million and $45.8 million, respectively.

Green Marbles - GreenMarbles is a provider of sustainable solutions for integration into properties. On June 3, 2022, the Company obtained an approximate 20% equity share in GreenMarbles for $25.0 million, consisting of $20.0 million of cash investment and the issuance of $5.0 million worth of the Company's common stock. The Company accounts for its investment in GreenMarbles using the equity method. As of December 31, 2024 and 2023, the carrying value of the investment in GreenMarbles was $20.8 million and $22.6 million, respectively.

SAAM - SAAM is the maker of HavenGO and a leader in indoor air quality and chemical detection technology, with its development efforts focusing on the design and manufacturing of an advanced mobile indoor air quality monitor. During the years ended December 31, 2024 and 2023, the Company made investments of $2.4 million and $5.0 million in SAAM, respectively. As of December 31, 2024, the Company has an approximately 34% ownership interest in SAAM. The Company accounts for its investment in SAAM using the measurement alternative. As of December 31, 2024 and 2023, the carrying value of the investment in SAAM was $10.3 million and $7.7 million, respectively.

Simplenight - Simplenight provides drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. During the years ended December 31, 2024 and 2023, the Company made investments of $7.5 million and $7.5 million in Simplenight, respectively, and as of December 31, 2024, the Company has an approximately 31% ownership interest in Simplenight primarily accounted for using the measurement alternative. As of December 31, 2024 and 2023, the carrying value of the Company’s investments in Simplenight was $29.2 million and $20.9 million, respectively.

Solace Power - Solace Power is a Canada-based company specializing in wireless power solutions. On December 12, 2023, the Company purchased a 13% equity interest in Solace Power, which is accounted for using the measurement alternative. As of both December 31, 2024 and 2023, the carrying value of the Company's investment in Solace Power was $7.1 million.

Retispec - RetiSpec is an artificial intelligence medical imaging company developing a tool for the early detection of disease biomarkers in the eye. During the year ended December 31, 2024, the Company made an additional investment of $2.0 million for an additional 3% equity share in RetiSpec, for a total of

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
14% ownership interest. The Company also recognized a $3.7 million revaluation gain as part of this additional round of investment, which included new investors in the entity. The Company accounts for RetiSpec using the measurement alternative. As of December 31, 2024 and 2023, the carrying value of the Company's investments in RetiSpec was $10.0 million and $4.2 million, respectively.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2024 and December 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,318,766	$233,318,766	$—	$—
Short-Term Investments:
Asset-backed Securities	2,851,933	—	2,851,933	—
Certificate of Deposit	751,728	751,728	—	—
Corporate Bonds	3,971,200	—	3,971,200	—
Government Securities	3,982,275	—	3,982,275	—
Municipal Bonds	3,386,500	—	3,386,500	—
Other	1,400,176	1,400,176	—	—
Long-Term Investments:
Asset-backed Securities	41,766,104	—	41,766,104	—
Corporate Bonds	54,537,517	—	54,537,517	—
Government Securities	6,199,535	—	6,199,535	—
Municipal Bonds	39,458,318	—	39,458,318
VOXX Common Stock	47,702,903	47,702,903	—	—
Total	$439,326,955	$283,173,573	$156,153,382	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$226,435,019	$226,435,019	$—	$—
Short-Term Investments:
Certificate of Deposit	994,013	$994,013	—	—
Corporate Bonds	1,943,886	—	1,943,886	—
Government Securities	4,759,507	—	4,759,507	—
Municipal Bonds	1,726,658	—	1,726,658	—
Other	1,465,388	1,465,388	—	—
Long-Term Investments:
Asset-backed Securities	27,146,504	—	27,146,504	—
Certificate of Deposit	748,358	748,358	—	—
Corporate Bonds	65,404,340	—	65,404,340	—
Government Securities	6,227,129	—	6,227,129	—
Municipal Bonds	56,336,921		56,336,921	—
VOXX Common Stock	18,610,519	18,610,519	—	—
Total	$411,798,242	$248,253,297	$163,544,945	$—
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2024 and 2023:

	Unrealized
2024	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-backed Securities	$2,834,713	$17,220	$—	$2,851,933
Certificate of Deposit	750,000	1,728	—	751,728
Corporate Bonds	4,013,735	—	(42,535)	3,971,200
Government Securities	3,981,161	1,114	—	3,982,275
Municipal Bonds	3,400,019	472	(13,991)	3,386,500
Other	1,400,176	—	—	1,400,176
Long-Term Investments:
Asset-backed Securities	41,372,112	620,756	(226,764)	41,766,104
Corporate Bonds	54,552,964	355,627	(371,074)	54,537,517
Government Securities	6,206,437	13,124	(20,026)	6,199,535
Municipal Bonds	40,542,837	209,564	(1,294,083)	39,458,318
VOXX Common Stock	48,774,886	7,502,949	(8,574,932)	47,702,903
Total	$207,829,040	$8,722,554	$(10,543,405)	$206,008,189

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2023	Cost	Gains	Losses	Market Value
Short-Term Investments:
Certificate of Deposit	$1,000,000	$—	$(5,987)	$994,013
Corporate Bonds	1,976,195	—	(32,309)	1,943,886
Government Securities	4,754,495	21,141	(16,129)	4,759,507
Municipal Bonds	1,749,038	—	(22,380)	1,726,658
Other	1,465,388	—	—	1,465,388
Long-Term Investments:
Asset-backed Securities	26,923,803	331,847	(109,146)	27,146,504
Certificate of Deposit	750,000	—	(1,642)	748,358
Corporate Bonds	66,214,398	748,471	(1,558,529)	65,404,340
Government Securities	6,217,774	10,675	(1,320)	6,227,129
Municipal Bonds	58,261,615	811,128	(2,735,822)	56,336,921
VOXX Common Stock	17,324,886	1,328,446	(42,813)	18,610,519
Total	$186,637,592	$3,251,708	$(4,526,077)	$185,363,223

Unrealized losses on investments as of December 31, 2024 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$587,357	$46,365,022
Greater than one year	1,381,116	32,602,844
Total	$1,968,473	$78,967,866
Unrealized losses on investments as of December 31, 2023 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$126,074	$13,449,592
Greater than one year	4,400,003	76,966,258
Total	$4,526,077	$90,415,850
The Company utilizes the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No investments were considered to be other-than-temporarily impaired in 2024 and 2023.
Fixed income securities as of December 31, 2024, have contractual maturities as follows:

Due within one year	$14,943,636
Due between one and five years	78,885,415
Due over five years	63,076,059
$156,905,110

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short and long-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2024 and 2023.
Inventories
Inventories include material, direct labor and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Inventories consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Raw materials	$307,098,829	$283,126,566
Work-in-process	48,098,732	46,343,955
Finished goods	81,299,884	73,002,507
Total Inventory	$436,497,445	$402,473,028
Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions, evaluation of longer lead times for certain electronic components and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $9.9 million and $10.3 million at December 31, 2024 and 2023, respectively.
Plant and Equipment
Plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $76.8 million, $73.6 million and $74.9 million in 2024, 2023 and 2022, respectively.
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

Goodwill and Intangible Assets

Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for each of its reporting units with goodwill, which are Automotive,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Dimmable Aircraft Windows, Nanofiber, Medical, and Biometrics, using either a qualitative approach or quantitative approach which utilizes a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, the Company performs a step 1 test to determine the fair value of the reporting unit using an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if the fair value of the reporting unit is less than its carrying amount, an impairment change is recorded as the excess of the reporting unit's carrying value over its fair value.

The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other Company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. Other than management's internal projections of future cash flows, the primary assumptions used in the step 1 impairment test is the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments in determining the expected future cash flows attributable to a reporting unit. During the year ended December 31, 2024, the Company recorded $3.7 million of impairment charges related to the Nanofiber reporting unit as a result of the annual impairment review. No impairment charges were recorded during the year ended December 31, 2023.

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

During the year ended December 31, 2024, the Company recorded $5.2 million in impairment charges within its Nanofiber reporting unit related to the Vaporsens Inc. ("Vaporsens") IPR&D asset as a result of the annual impairment review. No impairment charges were recorded during the year ended December 31, 2023.

Refer to Note 10, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2024.

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
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $4.5 million, $3.4 million and $3.3 million, in 2024, 2023 and 2022, respectively.
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $35.3 million, $31.0 million and $27.9 million, in 2024, 2023 and 2022, respectively.
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
Product Warranty
The Company periodically incurs product warranty costs. Any liabilities associated with product warranty are estimated based on known facts and circumstances and are not significant at December 31, 2024, 2023 and 2022. The Company does not offer extended warranties on its products.
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
Leases

The Company has operating leases for corporate offices, warehouses, vehicles, and other equipment, which are included within "Patents and other assets" section of the Consolidated Balance Sheets. The leases have remaining lease terms of 1 year to 5 years. The weighted average remaining lease term for operating leases as of December 31, 2024 was 3 years, with a weighted average discount rate of 5.5%. Future minimum lease payments for operating leases are as follows:

Year ending December 31,

2025	$1,902,522
2026	1,351,590
2027	948,995
2028	681,303
2029	81,569
Total future minimum lease payments	$4,965,979
Less imputed interest	(283,178)
Total	$4,682,801

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

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	2024	2023	2022
Basic Earnings Per Share
Net Income	$404,487,743	$428,403,272	$318,757,352
Less: Allocated to participating securities	5,613,957	6,352,424	4,875,057
Net Income available to common shareholders	$398,873,786	$422,050,848	$313,882,295

Basic weighted average shares outstanding	225,710,698	229,405,479	230,825,293
Net Income per share - Basic	$1.77	$1.84	$1.36

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$398,873,786	$422,050,848	$313,882,295
Reallocation of undistributed earnings	5,594	6,341	5,299
Net Income available to common shareholders — Diluted	$398,879,380	$422,057,189	$313,887,594

Number of shares used in basic computation	225,710,698	229,405,479	230,825,293
Additional weighted average dilutive common stock equivalents	312,784	314,719	394,196
Diluted weighted average shares outstanding	226,023,482	229,720,198	231,219,489

Net income per share — Diluted	$1.76	$1.84	$1.36
For the years ended December 31, 2024, 2023 and 2022, 1,579,559 shares, 1,441,812 shares, and 1,842,602 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

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
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 7, "Segment Reporting" in the accompanying notes to the consolidated financial statements for further detail.
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
In March 2024, the Securities and Exchange Commission ("SEC") issued final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. The SEC recently signaled that it may not move forward with these rules. The Company continues to evaluate the impact of adopting these rules and to monitor the status of the related legal challenges and position of the SEC with respect to the foregoing.

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on our consolidated financial statements and related disclosures.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. As of December 31, 2024, there was no outstanding balances on the Revolver and as of December 31, 2023 there was no outstanding balance under the prior revolving credit facility.

The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of December 31, 2024, the Company was in compliance with its covenants under the Credit Agreement.

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
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2024, 2023, and 2022. The components of the provision for income taxes are as follows:

	2024	2023	2022
Currently payable:
Federal	$73,538,314	$85,978,954	$62,670,986
State	4,678,030	6,242,525	4,310,783
Foreign	1,931,008	2,091,533	1,761,732
Total	80,147,352	94,313,012	68,743,501
Deferred income tax benefit:
Primarily federal	(12,421,412)	(17,735,110)	(17,777,777)
Provision for income taxes	$67,725,940	$76,577,902	$50,965,724
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.8	0.8	0.9
Research tax credit	(1.8)	(1.3)	(1.8)
(Decrease) Increase in reserve for uncertain tax provisions	0.2	—	(0.2)
Non-deductible executive compensation	0.3	0.1	0.3
Non-deductible expenses	0.1	0.1	0.3
Foreign tax credit	(0.3)	(0.5)	(0.3)
Foreign derived intangible income deduction	(5.9)	(5.1)	(6.2)
Stock compensation	(0.4)	(0.4)	(0.6)
Other	0.3	0.5	0.4
Effective income tax rate	14.3%	15.2%	13.8%

The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
Assets:
Accruals not currently deductible	$11,491,033	$10,989,677
Research and development costs	80,310,573	70,252,363
Stock based compensation	14,266,075	15,536,416
Excess tax over book depreciation	14,747,529	7,060,777
Other	5,212,157	4,025,082
Total deferred income tax assets	$126,027,367	$107,864,315
Liabilities:
Goodwill	$(51,613,808)	$(47,185,855)
Intangible assets	(16,566,494)	(15,235,639)
Other	(4,692,233)	(4,329,062)
Total deferred income tax liabilities	$(72,872,535)	$(66,750,556)
Net deferred income taxes	$53,154,832	$41,113,759

Net operating loss carryforwards with no expiration totaling $5.5 million are available to reduce future taxable earnings of certain domestic and foreign subsidiaries.

Income taxes paid in cash were approximately $86.2 million, $110.3 million, and $35.2 million in 2024, 2023 and 2022, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued

	2024	2023	2022
Beginning of year	$4,778,000	$4,630,000	$5,275,000
Additions based on tax positions related to the current year	1,350,000	1,046,000	951,000
Additions for tax positions in prior years	869,000	671,000	353,000
Reductions for tax positions in prior years	—	(31,000)	(26,000)
Reductions as a result of a lapse of the applicable statute of limitations	(1,199,000)	(1,538,000)	(1,923,000)
End of year	$5,798,000	$4,778,000	$4,630,000
If recognized, unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $444,000, $365,000, and $379,000 for interest as of December 31, 2024, 2023, and 2022, respectively. Interest expensed during 2024, 2023 and 2022 was not considered significant.
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

(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. In 2024, 2023 and 2022 the Company’s contributions were approximately $14.9 million, $13.8 million, and $12.9 million, respectively. The increases in the Company's matching contributions in 2024 and 2023 was due to increased wages and increased employee participation in the plan.

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

The deferrals are held in a separate irrevocable rabbi trust ("the Rabbi Trust"), which has been established pursuant to the Deferred Compensation Plan. The Rabbi Trust is intended to be used to hold funds,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
including matching contributions. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company also makes periodic payments into Company-owned life insurance policies held in this Rabbi Trust to fund the expected obligations arising under this plan. At December 31, 2024, total assets held by the trustee were $13.7 million, which are recorded in Patents and other assets, net, with an associated liability of $13.9 million recorded in Other Non-Current Liabilities in the Company's consolidated balance sheets. The $13.7 million of assets held by the trustee is invested in Company-owned life insurance policies, whose cash surrender value is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies.

(5)STOCK-BASED COMPENSATION PLANS

At December 31, 2024, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.

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

2019 Omnibus Incentive Plan

The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2024, 30,663,754 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options (at a set conversion rate), restricted shares, and performance share awards.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,044,379	1.00	5,044,379
Restricted Stock	5,290,546	4.06	21,479,617
Performance Shares	1,019,645	4.06	4,139,758
Total	11,354,570		30,663,754
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 5,044,379 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,674,639 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2024. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2024	2023	2022
Dividend yield (1)	1.6%	1.7%	1.8%
Expected volatility (2)	28.0%	28.8%	28.8%
Risk-free interest rate (3)	4.1%	4.0%	3.4%
Expected term of options (in years) (4)	4.1	4.2	4.2
Weighted-average grant-date fair value	$7.98	$7.66	$6.42
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
As of December 31, 2024, there was $5,022,501 of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 1.32 years. Stock option expense for the years ended December 31, 2024, 2023 and 2022 was $5,070,620, $6,095,854, and $6,302,581 respectively.
A summary of the status of the Company’s stock option plans at December 31, 2024, 2023 and 2022, and changes during the same periods are presented in the tables below.

	2024
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,387	$29
Granted	292	32
Exercised	(784)	27		$5,714
Forfeited	(157)	29
Outstanding at End of Year	3,738	30	2.4 years	$4,784
Exercisable at End of Year	2,104	$29	1.8 years	$3,625

	2023
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,872	$28
Granted	768	30
Exercised	(1,023)	31		$7,847
Forfeited	(230)	29
Outstanding at End of Year	4,387	29	2.9 years	$17,491
Exercisable at End of Year	1,942	$29	2.3 years	$8,916

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

A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2024, 2023, and 2022, are presented in the table below:

	2024		2023		2022
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	2,445	$7	2,913	$6	3,156	$5
Granted	293	8	768	8	1,219	6
Vested	(1,013)	6	(1,056)	6	(1,153)	4
Forfeited	(91)	7	(180)	6	(309)	6
Nonvested Stock Options at End of Year	1,634	$7	2,445	$7	2,913	$6

Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 5,290,546 shares under the 2019 Omnibus Plan and 5,630,019 shares under the prior plan (prior to its replacement) as of December 31, 2024, and has 3,174,624 shares outstanding under such plans.

	2024		2023		2022
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	154,023	28.73 - 36.12	142,314	28.03 - 32.66	119,849	23.84 - 29.89
2 Year	127,778	28.73 - 36.12	104,562	28.03 - 32.66	82,538	23.84 - 29.17
3 Years	360,782	28.73 - 36.12	302,569	28.03 - 32.66	261,493	23.84 - 30.85
4 Years	303,563	28.73 - 36.12	265,719	28.03 - 32.66	260,149	23.84 - 29.17
5 Years	213,720	28.73 - 36.12	184,900	28.03 - 32.66	225,060	23.84 - 29.17
	1,159,866	$28.73 - 36.12	1,000,064	$28.03 - 32.66	949,089	$23.84 - 30.85
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2024, 2023, and 2022, are presented in the table below:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	2024	2023	2022
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,378	3,553	3,760
Granted	1,189	1,027	949
Vested	(1,263)	(1,058)	(935)
Forfeited	(130)	(144)	(221)
Nonvested, End of Year	3,174	3,378	3,553
As of December 31, 2024, there was unearned stock-based compensation of $53,315,524 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense related to restricted stock for the years ended December 31, 2024, 2023, and 2022 was $25,819,690, $24,809,834, and $21,773,179 respectively.
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2024, the Company had unearned stock-based compensation of $11,767,729 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to performance share grants for the years ended December 31, 2024, 2023, and 2022 was $5,884,030, $5,882,458, and $1,246,369, respectively.
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants for the years ended December 31, 2024 and 2023 was $1,800,429 and $1,526,983, respectively.
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
Compensation expense related to the employee stock purchase plans for the years ended December 31, 2024, 2023, and 2022 was $964,594, $882,294, and $906,478, respectively. The following table summarizes shares sold to employees under the 2022 and prior plan in the years ended December 31, 2024, 2023, and 2022:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Plan	2024	2023	2022	Cumulative Shares Issued	Weighted Average Fair Value 2024
2022 Employee Stock Purchase Plan	201,032	194,241	94,111	489,384	$31.98
Prior Employee Stock Purchase Plan	—	—	126,101	1,624,122	$—

(6)COMMITMENTS AND CONTINGENCIES
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

(7)SEGMENT REPORTING
ASC 280, Segment Reporting, requires that a public enterprise report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by ASC 280 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company discloses segment information under two reportable segments, which are Automotive Products and Other.

Automotive Products: Automotive applications are the largest business segment for the Company, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics. Automotive rearview mirrors and electronics accounted for approximately 98% of the Company’s consolidated net sales in 2024.

Other: The Other reportable segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Nanofiber, Medical, and Biometrics. These operating segments accounted for approximately 2% of the Company's consolidated net sales in 2024.

The table below presents net sales and the significant expense categories that are included in reportable segment operating profit and regularly provided to our CODM:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

	2024	2023	2022
Net Sales:
Automotive Products	$2,264,724,564	$2,254,660,291	$1,874,742,458
Other	48,589,769	44,554,753	44,215,585
Total	$2,313,314,333	$2,299,215,044	$1,918,958,043
Cost of Goods Sold:
Automotive Products	$1,507,698,600	$1,506,237,606	$1,275,111,908
Other	34,525,543	30,347,430	34,031,950
Total	$1,542,224,143	$1,536,585,036	$1,309,143,858
Operating Expenses:
Automotive Products	$280,803,585	$252,771,985	$227,139,802
Other	30,560,032	14,126,970	12,668,257
Total	$311,363,617	$266,898,955	$239,808,059
Income (Loss) from Operations:
Automotive Products	$476,222,379	$495,650,700	$372,490,748
Other	(16,495,806)	80,353	(2,484,622)
Total	$459,726,573	$495,731,053	$370,006,126
Assets:
Automotive Products	$1,819,179,258	$1,782,342,705	$1,670,634,277
Other	90,067,303	85,610,250	43,025,905
Corporate	851,574,414	743,484,597	613,569,742
Total	$2,760,820,975	$2,611,437,552	$2,327,229,924
Depreciation & Amortization:
Automotive Products	$87,207,822	$87,123,055	$90,030,087
Other	2,724,978	1,231,061	1,056,510
Corporate	4,781,862	4,967,076	5,481,846
Total	$94,714,662	$93,321,192	$96,568,443
Capital Expenditures:
Automotive Products	$127,601,204	$163,070,404	$141,166,506
Other	2,691,303	3,827,880	2,356,910
Corporate	14,376,495	16,780,176	2,909,707
Total	$144,669,002	$183,678,460	$146,433,123
Other includes Dimmable Aircraft Windows, Fire Protection Products, Nanofiber, Medical, and Biometrics. Major product line revenues included within the Automotive Products segment are as follows:

	2024	2023	2022
Automotive Products
Automotive Mirrors	$2,145,847,699	$2,128,473,563	$1,742,196,401
HomeLink® Modules*	118,876,865	126,186,728	132,546,057
Total Automotive Products	$2,264,724,564	$2,254,660,291	$1,874,742,458

Other Products Revenue	$48,589,769	$44,554,753	$44,215,585

Total Revenue	$2,313,314,333	$2,299,215,044	$1,918,958,043
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
Automotive Products revenues in the “Other countries” category are sales to customer automotive manufacturing plants in Korea, Canada, Hungary, China, and the United Kingdom, as well as other foreign automotive customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars. During the years ended December 31, 2024, 2023 and 2022, approximately 7%, 8% and 7% of the Company’s net sales were invoiced and paid in foreign currencies, respectively.
In 2024, the Company had three automotive customers (including direct sales to original equipment manufacturer ("OEM") customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors
2024	19%	13%	11%
2023	18%	14%	10%
2022	16%	13%	10%
.

(8)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth selected financial information for all of the quarters during the years ended December 31, 2024 and 2023 (in thousands, except per share data):

	First		Second		Third		Fourth
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales	$590,225	$550,761	$572,926	$583,473	$608,526	$575,848	$541,638	$589,132
Gross Profit	202,238	174,737	188,563	193,083	204,064	191,441	176,226	203,369
Operating Income	129,346	113,251	114,884	127,289	125,728	122,417	89,768	132,774
Net Income	108,231	97,578	86,040	109,155	122,549	104,725	87,668	116,944
Earnings Per Share (Basic)(1)	$0.47	$0.42	$0.37	$0.47	$0.54	$0.45	$0.39	$0.50
Earnings Per Share (Diluted)(1)	$0.47	$0.42	$0.37	$0.47	$0.53	$0.45	$0.39	$0.50
(1)Basic and diluted earnings per share are computed independently for each quarter presented.  Therefore the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(9)     COMPREHENSIVE INCOME

Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on available for sale investments and foreign currency translation adjustments.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	For the Years ended December 31,
	2024	2023	2022
Foreign currency translation adjustments:
Balance at beginning of period	$(4,534,719)	$(4,032,239)	$920,589
Other comprehensive loss before reclassifications	(1,283,017)	(502,480)	(4,952,828)
Net current-period change	(1,283,017)	(502,480)	(4,952,828)
Balance at end of period	(5,817,736)	(4,534,719)	(4,032,239)
Unrealized (losses) gains on available-for-sale securities:
Balance at beginning of period	(2,022,403)	(10,110,695)	1,006,655
Other comprehensive (loss) income before reclassifications	(360,991)	3,360,396	(12,470,515)
Amounts reclassified from accumulated other comprehensive (loss) income	1,791,789	4,727,896	1,353,165
Net current-period change	1,430,798	8,088,292	(11,117,350)
Balance at end of period	(591,605)	(2,022,403)	(10,110,695)

Accumulated other comprehensive loss, end of period	$(6,409,341)	$(6,557,122)	$(14,142,934)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

The following table presents details of reclassifications from accumulated other comprehensive (loss) income for the years ended December 31, 2024, 2023, and 2022:

Details about Accumulated Other Comprehensive (Loss) Income Components				Affected Line item in the Statement of Consolidated Income
	For the Years ended December 31,
	2024	2023	2022
Unrealized (losses) gains on available-for-sale securities
Realized loss on sale of securities	$(2,268,087)	$(5,984,678)	$(1,712,867)	Other loss, net
Provision for income taxes	476,298	1,256,782	359,702	Provision for Income Taxes
Total reclassifications for the period	$(1,791,789)	$(4,727,896)	$(1,353,165)	Net of tax

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(10)     GOODWILL AND INTANGIBLE ASSETS

The Company recorded Goodwill of: $307.4 million related to the HomeLink® acquisition in 2013; $3.7 million as part of the acquisition of Vaporsens in 2020, which was determined to be fully impaired as part of the annual impairment analysis performed in 2024 (refer to Note 1, "Summary of Significant Accounting and Reporting Policies"; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021; $26.7 million as part of the acquisition of eSight in 2023; and $4.2 million as part of the acquisition of Galvaneyes, LLC ("Galvaneyes") in the fourth quarter of 2024. Refer to Note 12, "Acquisitions", for further information on the eSight and Galvaneyes acquisitions. The carrying value of Goodwill as of December 31, 2024 and December 31, 2023 was $340.7 million and $340.1 million, respectively, as set forth in the table below.

Carrying Amount
Balance as of December 31, 2023	$340,105,631
Acquisitions	4,228,000
Divestitures	—
Impairments	(3,664,704)
Other	—
Balance as of December 31, 2024	340,668,927

As of December 31, 2024, $31.2 million of goodwill was recorded within the Other segment as a result of the Air-Craftglass, eSight, and Galvaneyes acquisitions, and $309.5 million of goodwill was recorded within the Automotive segment.

The Company reviews goodwill and IPR&D for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performed a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit or intangible asset's fair value is less than its carrying amount. Based on this test, the Company determined that additional impairment testing was needed for the Nanofiber reporting unit, which is included within the Other segment, as a result of the timing to commercialization and costs to develop exceeding the original estimates at the acquisition date. As a result of this testing, the Company recognized $3.7 million goodwill impairment and $5.2 million of IPR&D impairment during the year ended December 31, 2024, related to the acquisition of Vaporsens. No impairment has been recognized on goodwill or IPR&D in prior periods.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and certain general industry, market and macro-economic conditions. Other than as set forth above, no such events or circumstances that might negatively impact the key assumptions were observed in 2024 and, as such, nothing indicated the need for interim impairment testing.

The Intangible Assets and related change in carrying values are set forth in the table below as of December 31, 2024 and December 31, 2023.

As of December 31, 2024:

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(168,750,000)	11,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion Trade Names and Trademarks	640,000	—	640,000	10 years
BioCenturion Technology	2,300,000	—	2,300,000	12 years
eSight Technology	12,000,000	(1,166,667)	10,833,333	12 years
eSight Trade Names and Trademarks	870,000	(84,583)	785,417	12 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	(54,167)	1,245,833	12 years
Guardian In-Process R&D	6,800,000	(283,333)	6,516,667	12 years
Total other identifiable intangible assets	$408,495,910	$(213,338,750)	$195,157,160

As of December 31, 2023:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(153,750,000)	26,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
eSight Technology	12,000,000	—	12,000,000	12 years
eSight Trade Names and Trademarks	870,000	—	870,000	12 years
Vaporsens In-Process R&D	11,000,000	—	11,000,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	—	1,300,000	Indefinite
Guardian In-Process R&D	6,800,000	—	6,800,000	Indefinite
Total other identifiable intangible assets	$410,755,910	$(196,750,000)	$214,005,910

Accumulated amortization on patents and intangible assets was approximately $241.4 million and $224.7 million at December 31, 2024 and 2023, respectively. Amortization expense on patents and other intangible assets was approximately $17.9 million, $19.7 million, and $21.7 million in calendar years 2024, 2023 and 2022, respectively. At December 31, 2024, patents had a weighted average amortized life of 9 years.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets to be approximately: $14 million for the year ended December 31, 2025; and $3 million for each of the years ended December 31, 2026, December 31, 2027, December 31, 2028, and December 31, 2029.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)    REVENUE

The following table shows the Company’s Automotive and Other Products revenue disaggregated by geographical location for Automotive Products for the years ended December 31, 2024, 2023, and 2022:

	For the Years ended December 31,
Revenue	2024	2023	2022
Automotive Products
U.S.	$643,769,161	$688,164,335	$579,531,611
China	207,451,036	239,292,351	229,574,913
Germany	271,593,165	294,529,611	266,498,398
Japan	370,079,317	323,872,022	234,888,653
Mexico	187,291,325	142,082,011	121,553,711
Republic of Korea	163,788,347	149,554,788	95,395,479
Other	420,752,213	417,165,173	347,299,693
Total Automotive Products	$2,264,724,564	$2,254,660,291	$1,874,742,458
Other Products (U.S.)	48,589,769	44,554,753	44,215,585
Total Revenue	$2,313,314,333	$2,299,215,044	$1,918,958,043

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

The following table disaggregates the Company’s Automotive and Other revenue by major source for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
Revenue	2024	2023	2022
Automotive Segment
Automotive Mirrors & Electronics	$2,145,847,699	$2,128,473,563	$1,742,196,401
HomeLink Modules*	118,876,865	126,186,728	132,546,057
Total Automotive Products	$2,264,724,564	$2,254,660,291	$1,874,742,458

Other Segment
Fire Protection Products	$26,845,936	$25,927,018	$38,238,092
Windows Products	20,207,691	18,582,949	5,977,493
Nanofiber Products	—	—	—
Medical	1,379,651	44,786	—
Biometrics	156,491	—	—
Total Other	$48,589,769	$44,554,753	$44,215,585

*HomeLink revenue related to HomeLink technology/functionality integrated into automotive mirrors, is included within the Automotive mirrors & electronics segment

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue is recognized when obligations under the terms of a contract with the customer are satisfied. Such recognition generally occurs with the transfer of control of the products at a point in time. The Company's automotive OEM contracts generally include Long Term Supply Agreements ("LTSA") entered into in the ordinary course of business and Purchase Orders ("PO") whereby the LTSA sometimes stipulates the pricing and delivery terms and is evaluated together with a PO, which identifies the quantity, timing, and the type of product to be transferred. Certain customer contracts do not always have an LTSA, in which case, the contracts are governed by the PO from the customer in conjunction with other mutually agreed upon terms and conditions.

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

Automotive Products Segment

Automotive Rearview Mirrors and Electronics

The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, microphones, HomeLink®, lighting assist and driver assist forward safety camera systems, various lighting systems, various telematics systems, Integrated Toll Module® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features. The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also manufactures exterior non-automatic-dimming rearview mirrors with similar electronic features as what is available in its automatic-dimming applications. The Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console.

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

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Segment

Dimmable Aircraft Windows

The Company supplies variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner Series of Aircraft and certain other aircraft. For dimmable aircraft windows, transfer of control and revenue recognition occurs when the Company ships the product from the manufacturing facility to the customer. Payment terms on dimmable aircraft window sales range from 30 days to 45 days.

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

In November 2023, the Company acquired certain technology assets from eSight for approximately $18.9 million in cash, in addition to the 20% equity the Company previously held, as well as an earn out provision. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease.

Refer to Note 12, "Acquisitions", for further information.

Biometrics
In November 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workload, and organize their data through customized biometric solutions.

Refer to Note 12, "Acquisitions", for further information.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)    ACQUISITIONS

In November 2023, the Company acquired certain technology assets from eSight for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held, as well as an earn out provision over a ten year period. The earn out provision consists of multiple potential payments based on the revenue over the next ten calendar years, with the total earn out not to exceed $70 million. The Company funded the acquisition with cash on hand. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. These assets will be classified within the Company's Other segment.

The Company accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The valuation process was completed during the third quarter of 2024. Approximately $1.4 million of revenue of the business of eSight was included in the Company's consolidated statement of income and comprehensive income for the year ended December 31, 2024.

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

In November 2024, the Company acquired GalvanEyes, LLC, ("GalvanEyes") which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. The Company paid $2.9 million in cash, as well as an earnout over the next fifteen calendar years, not to exceed $15 million in the aggregate, for which the acquisition date fair value is estimated at $1.5 million. The earnout is based on adjusted earnings before interest and taxes. The Company is accounting for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, noncontrolling interest, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2025. The Company has consolidated GalvanEyes and the joint venture BioCenturion within the Company's Consolidated Balance Sheets as of December 31, 2024 in accordance with ASC 810, Consolidation, and has recognized $4.1 million in noncontrolling interest related to this transaction. Less than $0.2 million of revenue and less than $0.4 million net loss of the business of GalvanEyes and BioCenturion was included in the Company's consolidated statement of income and comprehensive income for the year ended December 31, 2024.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2024, as previously disclosed, the Company entered into a definitive agreement and plan of merger for the Company to acquire VOXX in an all-cash transaction. Under the terms of the agreement, the Company will acquire all the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share. The transaction is subject to approval of VOXX’s stockholders, certain regulatory approvals and other customary closing conditions, and is expected to close in the first quarter of 2025.

In 2024, the Company incurred $1.9 million in acquisition costs related to the GalvanEyes and VOXX acquisitions, which has been expensed as incurred in the "Selling, general & administrative" section of its Consolidated Statements of Income.

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

10.27
Stock Purchase Agreement by and among Gentex Corporation, Avalon Park International LLC and Avalon Park Group Holding AG, dated as of October 4, 2023, filed as exhibit to Registrant's Report on Form 10-K filed February 22, 2024.

19	Insider trading policies and procedures

21	List of Company Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of the Chief Financial Officer of Gentex Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32	Certificate of the Chief Executive Officer and Chief Financial Officer of Gentex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97	Gentex Corporation Incentive-Based Compensation Recoupment Policy, filed as an exhibit to Registrant's Form 10-K dated February 22, 2024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
 *Indicates a compensatory plan or arrangement.