Form 10-Q
period 2025-03-31
GENTEX CORP
filed 2025-05-06
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 25, 2025
Common Stock, $.06 Par Value	224,803,331

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2025
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.
GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2025 and December 31, 2024

	March 31, 2025 (Unaudited)	December 31, 2024 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$286,558,598	$233,318,766
Short-term investments	20,549,084	22,304,829
Accounts receivable, net	330,625,348	295,344,353
Inventories, net	408,934,806	436,497,445
Prepaid expenses and other	42,002,767	49,862,777
Total current assets	1,088,670,603	1,037,328,170

PLANT AND EQUIPMENT—NET	734,551,557	728,481,467

OTHER ASSETS
Goodwill	340,668,927	340,668,927
Long-term investments	300,626,514	339,604,044
Intangible assets, net	190,832,346	195,157,160
Deferred tax asset	53,623,835	53,154,832
Patents and other assets, net	73,575,446	66,426,375
Total other assets	959,327,068	995,011,338
TOTAL ASSETS	$2,782,549,228	$2,760,820,975

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$162,899,037	$168,314,912
Accrued liabilities	103,734,311	84,377,764
Total current liabilities	266,633,348	252,692,676

OTHER NON-CURRENT LIABILITIES	36,498,377	36,028,644

TOTAL LIABILITIES	303,131,725	288,721,320

SHAREHOLDERS’ INVESTMENT
Common stock	13,489,027	13,632,448
Additional paid-in capital	1,011,756,899	1,010,440,420
Retained earnings	1,454,610,199	1,450,287,128
Accumulated other comprehensive loss	(5,030,122)	(6,409,341)
TOTAL GENTEX CORPORATION SHAREHOLDERS' INVESTMENT	2,474,826,003	2,467,950,655
Non-controlling Interest	4,591,500	4,149,000
TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT	$2,782,549,228	$2,760,820,975

Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
NET SALES	$576,773,090	$590,225,211

COST OF GOODS SOLD	385,039,503	387,987,605
Gross profit	191,733,587	202,237,606

OPERATING EXPENSES:
Engineering, research and development	45,924,364	42,181,986
Selling, general & administrative	29,933,005	30,709,308
Severance expense	2,889,112	—
Total operating expenses	78,746,481	72,891,294

Income from operations	112,987,106	129,346,312

OTHER INCOME (LOSS)
Investment income (loss), net	4,874,855	(3,368,524)
Other (loss) income, net	(4,234,379)	1,670,139
Total other income (loss)	640,476	(1,698,385)

INCOME BEFORE PROVISION FOR INCOME TAXES	113,627,582	127,647,927

PROVISION FOR INCOME TAXES	18,753,537	19,417,213

NET INCOME	$94,874,045	$108,230,714

EARNINGS PER SHARE: (1)
Basic	$0.42	$0.47
Diluted	$0.42	$0.47

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Net income	$94,874,045	$108,230,714

Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(345,230)	(950,213)
Unrealized gains on debt securities, net	2,182,847	51,910

Other comprehensive income (loss), before tax	1,837,617	(898,303)

Income tax impact related to components of other comprehensive income (loss)	458,398	10,901

Other comprehensive income (loss), net of tax	1,379,219	(909,204)

Comprehensive income	$96,253,264	$107,321,510

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	709,996	42,600	4,891,102	—	—	4,933,702	—	4,933,702
Repurchases of common stock	(3,100,351)	(186,021)	(12,246,386)	(63,573,666)	—	(76,006,073)	—	(76,006,073)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,671,763	—	—	8,671,763	—	8,671,763
Dividends declared ($0.12 per share)	—	—	—	(26,977,308)	—	(26,977,308)	—	(26,977,308)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Net income	—	—	—	94,874,045	—	94,874,045	—	94,874,045
Other comprehensive income	—	—	—	—	1,379,219	1,379,219	—	1,379,219
BALANCE AS OF MARCH 31, 2025	224,817,117	$13,489,027	$1,011,756,899	$1,454,610,199	$(5,030,122)	$2,474,826,003	$4,591,500	$2,479,417,503

BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069	$—	$2,312,517,069
Issuance of common stock from stock plan transactions	944,345	56,661	16,777,325	—	—	16,833,986	—	16,833,986
Repurchases of common stock	(1,200,903)	(72,054)	(4,443,340)	(38,523,693)	—	(43,039,087)	—	(43,039,087)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,473,792	—	—	10,473,792	—	10,473,792
Dividends declared ($0.12 per share)	—	—	—	(27,743,481)	—	(27,743,481)	—	(27,743,481)
Net income	—	—	—	108,230,714	—	108,230,714	—	108,230,714
Other comprehensive loss	—	—	—	—	(909,204)	(909,204)	—	(909,204)
BALANCE AS OF MARCH 31, 2024	231,198,885	$13,871,933	$991,053,652	$1,378,904,530	$(7,466,326)	$2,376,363,789	$—	$2,376,363,789

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,874,045	$108,230,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,509,069	23,953,768
(Gain) on disposal of assets	(24,367)	(25,671)
Loss on disposal of assets	—	6,838
(Gain) on sale of investments and technology investment income	(787,579)	(4,687,471)
Loss on sale of investments and technology investment losses	3,274,941	10,384,965
Deferred tax expense	(927,401)	(3,638,218)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	8,671,763	10,473,792
Change in operating assets and liabilities:
Accounts receivable, net	(35,280,995)	(19,781,263)
Inventories	27,562,638	(34,064,216)
Prepaid expenses and other	9,056,108	4,663,897
Accounts payable	(3,809,528)	6,080,702
Accrued liabilities, excluding dividends declared	20,386,827	28,279,293
Net cash provided by operating activities	148,505,521	129,877,130

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	48,810,102	16,121,684
Maturities and calls	—	1,420,000
Purchases	(12,180,407)	(37,537,250)
Plant and equipment additions	(36,722,401)	(31,871,370)
Proceeds from sale of plant and equipment	53,110	9,500
Increase in other assets	(5,061,949)	(3,285,058)
Net cash used for investing activities	(5,101,545)	(55,142,494)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	4,933,702	16,833,987
Cash dividends paid	(27,264,150)	(27,774,268)
Repurchases of common stock	(67,833,696)	(41,224,840)
Net cash used for financing activities	(90,164,144)	(52,165,121)

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,239,832	22,569,515

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	233,318,766	226,435,019

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$286,558,598	$249,004,534

	Three Months Ended March 31, 2025
SUPPLEMENTAL CASH FLOW DATA	2025	2024
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$9,778,725	$557,154

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2024 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2025, and the results of operations and cash flows for the interim periods presented.

(2)    Adoption of New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).” This ASU is effective on a prospective basis for the Company in the fiscal year ending December 31, 2025 and will result in additional disclosures being included in the consolidated financial statements for the Company's Form 10-K for the year ended December 31, 2025.

In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule becomes effective, the rule will require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes to such financial statements addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. The SEC recently signaled that it may not move forward with these rules. The Company continues to evaluate the impact of adopting these rules and to monitor the status of the related legal challenges and position of the SEC with respect to the foregoing.

In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public business entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company recorded Goodwill of: $307.4 million as part of the HomeLink® acquisition in 2013;

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$3.7 million as part of the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020; $0.2 million as part of the acquisition of Air-Craftglass Production BV ("Air-Craftglass") in 2020; $1.0 million as a part of the acquisition of Argil, Inc. ("Argil") in 2020; $2.0 million as part of the acquisition of Guardian Optical Technologies ("Guardian") in 2021; $26.7 million as part of the acquisition of eSight Corporation ("eSight") in the fourth quarter of 2023; and $4.2 million as part of the acquisition of GalvanEyes LLC in the fourth quarter of 2024 (see Note 16). The carrying value of Goodwill as of both March 31, 2025 and December 31, 2024 was $340.7 million as set forth in the table below:

Carrying Amount
Beginning balance as of January 1, 2025	$340,668,927
Acquisitions	—
Divestitures	—
Impairments	—
Other	—
Balance as of March 31, 2025	$340,668,927
Gross carrying value at March 31, 2025	$344,333,631
Accumulated impairment charges	(3,664,704)
Net carrying value at March 31, 2025	$340,668,927

In addition to annual impairment testing, which is performed as of the first day of the fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the first quarter of 2025 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of Vaporsens; Air-Craftglass; Argil; and Guardian, each of which has been previously disclosed.

The patents and intangible assets and related change in carrying values are set forth in the tables below.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,503,234	$(28,395,328)	$11,107,906	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(172,500,000)	7,500,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(26,666)	613,334	10 years
BioCenturion Technology	2,300,000	(79,861)	2,220,139	12 years
eSight Technology	12,000,000	(1,416,667)	10,583,333	12 years
eSight Trade Names and Trademarks	870,000	(102,708)	767,292	12 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass Technology	1,507,778	(31,412)	1,476,366	12 years
Guardian Trade Names	1,300,000	(81,250)	1,218,750	12 years
Guardian Technology	6,800,000	(425,000)	6,375,000	12 years
Total Other Intangible Assets	$408,495,910	$(217,663,564)	$190,832,346

Total Patents & Other Intangible Assets	$447,999,144	$(246,058,892)	$201,940,252

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2024:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,266,409	$(28,137,761)	$11,128,648	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(168,750,000)	11,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion Trade Names and Trademarks	640,000	—	640,000	10 years
BioCenturion Technology	2,300,000	—	2,300,000	12 years
eSight Technology	12,000,000	(1,166,667)	10,833,333	12 years
eSight Trade Names and Trademarks	870,000	(84,583)	785,417	12 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	(54,167)	1,245,833	12 years
Guardian In-Process R&D	6,800,000	(283,333)	6,516,667	12 years
Total Other Intangible Assets	$408,495,910	$(213,338,750)	$195,157,160

Total Patents & Other Intangible Assets	$447,762,319	$(241,476,511)	$206,285,808

Amortization expense on patents and intangible assets was approximately $4.6 million during the three months ended March 31, 2025, compared to approximately $4.5 million for the three months ended March 31, 2024.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the year ending December 31, 2025 to be approximately $14.5 million, and for each of the years ending December 31, 2026, December 31, 2027, December 31, 2028, and December 31, 2029 to be approximately $3 million.

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
As of March 31, 2025, the Company held a total of 6,463,808 shares of VOXX International Corporation ("VOXX") Class A Common Stock. The VOXX shares held by the Company as of March 31, 2025 were publicly traded, had a readily determinable fair market value, and were considered Level 1 assets. The Company accounted for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value prior to April 1, 2025. As a result of this election, changes in fair value of the shares have been recorded in Investment income (loss), net, in the Unaudited Condensed Consolidated Statements of Income. The Company recorded $0.8 million of gain during the three months ended March 31, 2025, and $7.3 million of loss during the three months ended March 31, 2024 relating to mark to market adjustments in investment income related to VOXX.
On April 1, 2025, the Company, completed its previously announced merger of VOXX pursuant to that certain Agreement and Plan of Merger dated as of December 17, 2024, acquiring all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share (see Note 16).

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled approximately $163.0 million as of March 31, 2025, of which $152.0 million and $11.0 million are recorded in long-term investments and short-term investments, respectively, on the Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $155.9 million as of December 31, 2024, of which $149.9 million and $6.0 million are recorded in long-term investments and short-term investments, respectively, on the Condensed Consolidated Balance Sheet. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2025 and December 31, 2024.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$286,558,598	$286,558,598	$—	$—
Short-Term Investments:
Asset-backed Securities	2,879,688	—	2,879,688	—
Certificate of Deposit	750,500	750,500	—	—
Corporate Bonds	4,174,845	—	4,174,845	—
Municipal Bonds	903,473	—	903,473	—
Other	803,922	803,922	—	—
Long-Term Investments:
Asset-backed Securities	32,523,142	—	32,523,142	—
Corporate Bonds	42,793,418	—	42,793,418	—
Municipal Bonds	24,848,661	—	24,848,661	—
VOXX Common Stock	48,478,560	48,478,560	—	—
Total	$444,714,807	$336,591,580	$108,123,227	$—

As of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,318,766	$233,318,766	$—	$—
Short-Term Investments:
Asset-backed Securities	2,851,933	—	2,851,933	—
Certificate of Deposit	751,728	751,728	—	—
Corporate Bonds	3,971,200	—	3,971,200	—
Government Securities	3,982,275	—	3,982,275	—
Municipal Bonds	3,386,500	—	3,386,500	—
Other	1,400,176	1,400,176	—	—
Long-Term Investments:
Asset-backed Securities	41,766,104	—	41,766,104	—
Corporate Bonds	54,537,517	—	54,537,517	—
Governmental Securities	6,199,535	—	6,199,535	—
Municipal Bonds	39,458,318	—	39,458,318
VOXX Common Stock	47,702,903	47,702,903	—	—
Total	$439,326,955	$283,173,573	$156,153,382	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of March 31, 2025 and December 31, 2024.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-backed Securities	$2,834,713	$44,975	$—	$2,879,688
Certificate of Deposit	750,000	500	—	750,500
Corporate Bonds	4,152,042	22,803	—	4,174,845
Municipal Bonds	905,312	—	(1,839)	903,473
Other	803,922	—	—	803,922
Long-Term Investments:
Asset-backed Securities	31,707,199	911,438	(95,495)	32,523,142
Corporate Bonds	42,455,161	1,295,023	(956,766)	42,793,418
Municipal Bonds	24,635,320	478,603	(265,262)	24,848,661
VOXX Common Stock	48,774,886	7,881,250	(8,177,576)	48,478,560
Total	$157,018,555	$10,634,592	$(9,496,938)	$158,156,209

As of December 31, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-Backed Securities	$2,834,713	$17,220	$—	$2,851,933
Certificate of Deposit	750,000	1,728	—	751,728
Corporate Bonds	4,013,735	—	(42,535)	3,971,200
Government Securities	3,981,161	1,114	—	3,982,275
Municipal Bonds	3,400,019	472	(13,991)	3,386,500
Other	1,400,176	—	—	1,400,176
Long-Term Investments:
Asset-backed Securities	41,372,112	620,756	(226,764)	41,766,104
Corporate Bonds	54,552,964	355,627	(371,074)	54,537,517
Government Securities	6,206,437	13,124	(20,026)	6,199,535
Municipal Bonds	40,542,837	209,564	(1,294,083)	39,458,318
VOXX Common Stock	48,774,886	7,502,949	(8,574,932)	47,702,903
Total	$207,829,040	$8,722,554	$(10,543,405)	$206,008,189

Unrealized losses on available-for-sale securities as of March 31, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$106,930	$12,028,216
Loss duration of greater than one year	1,212,432	8,472,099
Total	$1,319,362	$20,500,315

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrealized losses on available-for-sale securities as of December 31, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$587,357	$46,365,022
Loss duration of greater than one year	1,381,116	32,602,844
Total	$1,968,473	$78,967,866

The Company utilizes the guidance provided by ASC 326 - Financial Instruments - Credit Losses, which provides an accounting model for purchased financial assets with credit deterioration since their origination, to determine whether any of the available-for-sale debt securities held by the Company are impaired. No such investments were considered to be impaired during the periods presented. The Company has the intention and current ability to hold its debt investments until any amortized cost basis has been recovered.

Fixed income securities as of March 31, 2025 have contractual maturities as follows:

Due within one year	$8,708,505
Due between one and five years	43,951,987
Due over five years	56,213,235
$108,873,727

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2025	December 31, 2024
Raw materials	$284,625,529	$307,098,829
Work-in-process	49,023,705	48,098,732
Finished goods	75,285,572	81,299,884
Total Inventory	$408,934,806	$436,497,445

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share
Net Income	$94,874,045	$108,230,714
Less: Dividends and undistributed earnings allocated to participating securities	1,340,760	1,578,908
Net Income available to common shareholders	$93,533,285	$106,651,806

Basic weighted average shares outstanding	223,522,686	227,929,048
Net Income per share - Basic	$0.42	$0.47

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$93,533,285	$106,651,806
Reallocation of undistributed earnings	163	2,425
Net Income available to common shareholders - Diluted	$93,533,448	$106,654,231

Number of shares used in basic computation	223,522,686	227,929,048
Additional weighted average dilutive common stock equivalents	39,035	479,090
Diluted weighted average shares outstanding	223,561,721	228,408,138

Net Income per share - Diluted	$0.42	$0.47

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,141,060	409,297

(7)    Stock-Based Compensation Plans
As of March 31, 2025, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2024, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $8,682,020 for the three months ended March 31, 2025. The Company recognized compensation expense for share-based

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments of $10,487,261 for the three months ended March 31, 2024. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of March 31, 2025, 12,036,966 share awards have been made under the Plan, resulting in 33,097,022 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,154,595	1.00	5,154,595
Restricted Stock	5,627,044	4.06	22,845,799
Performance Shares	1,255,327	4.06	5,096,628
Total	12,036,966		33,097,022
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of March 31, 2025, there was $4,796,530 of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2025	2024
Dividend Yield (1)	1.62%	1.64%
Expected volatility (2)	25.60%	28.29%
Risk-free interest rate (3)	3.96%	4.21%
Expected term of options (years) (4)	4.14	4.14
Weighted-avg. grant date fair value	$5.35	$9.08
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2025, the Company had unearned stock-based compensation of $55,170,475 associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense from restricted stock grants in the three months ended March 31, 2025 was $5,858,085. Compensation expense from restricted stock grants in the three months ended March 31, 2024 was $6,687,341.

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

As of March 31, 2025, the Company had unearned stock-based compensation of $15,983,706 associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants in the three months ended March 31, 2025 was $1,047,329. Compensation expense related to these performance share grants in the three months ended March 31, 2024 was $1,772,630.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants in the three months ended March 31, 2025 was $453,025. Compensation expense related to these retention grants in the three months ended March 31, 2024 was $422,846.

Employee Stock Purchase Plan

The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of March 31, 2025, the Company has issued 607,551 shares under this plan.

(8)    Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain debt securities and foreign currency translation adjustments.

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(5,817,736)	$(4,534,719)
Other Comprehensive loss before reclassifications	(345,230)	(950,213)
Net current-period change	(345,230)	(950,213)
Balance at end of period	(6,162,966)	(5,484,932)

Unrealized (losses) gains on debt securities:
Balance at beginning of period	(591,605)	(2,022,403)
Other Comprehensive loss before reclassifications	(853,336)	(548,457)
Amounts reclassified from accumulated other comprehensive loss	2,577,785	589,466
Net current-period change	1,724,449	41,009
Balance at end of period	1,132,844	(1,981,394)

Accumulated other comprehensive loss, end of period	$(5,030,122)	$(7,466,326)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss		Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended March 31,
	2025	2024
Unrealized gains (losses) on debt securities
Realized (loss) on sale of securities	$(3,263,019)	$(746,159)	Other (loss) income, net
Provision for income taxes	685,234	156,693	Provision for income taxes
Total net reclassifications for the period	$(2,577,785)	$(589,466)

(9)    Debt and Financing Arrangements

On February 21, 2023, the Company entered into a credit agreement with PNC as the administrative agent and sole lender (the "Credit Agreement"), that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million (the "Revolver") that matures on February 21, 2026. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of March 31, 2025, there was no outstanding balance on the Revolver.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2025, the Company is in compliance with its covenants under the Credit Agreement.

(10)    Equity

The decrease in common stock during the three months ended March 31, 2025, was primarily due to the repurchases of 3.1 million shares, partially offset by the issuance of 0.7 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease was 2.4 million shares.

The Company recorded a cash dividend of $0.120 per share during the first quarter of 2025 as compared to a cash dividend of $0.120 per share during the first quarter of 2024. The first quarter 2025 dividend of $27.0 million was declared on February 27, 2025 and was paid on April 23, 2025.

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

(12)    Segment Reporting

ASC 280, Segment Reporting, requires that a public business entity report financial and descriptive information about its reportable operating segments subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by ASC 280 as components of a public business entity about which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The Company discloses segment information under two reportable segments, which are Automotive Products and Other. The Company's Automotive Products segment develops and manufactures digital vision and connected car products and electronics, including automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company's Other segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Nanofiber, Medical, and Biometrics.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents net sales and the significant expense categories that are included in reportable segment operating profit and regularly provided to our CODM:

	Three Months Ended March 31,
	2025	2024
Net Sales:
Automotive Products	$563,864,259	$577,602,196
Other	12,908,831	12,623,015
Total	$576,773,090	$590,225,211

Cost of Goods Sold:
Automotive Products	$375,497,192	$379,926,869
Other	9,542,311	8,060,736
Total	$385,039,503	$387,987,605

Operating Expenses:
Automotive Products	$71,076,825	$68,129,187
Other	7,669,656	4,762,107
Total	$78,746,481	$72,891,294

Depreciation and Amortization:
Automotive Products	$23,466,283	$21,943,093
Other	813,403	798,749
Corporate	1,229,383	1,211,926
Total	$25,509,069	$23,953,768

Income (Loss) from Operations:
Automotive Products	$117,290,242	$129,546,140
Other	(4,303,136)	(199,828)
Total	$112,987,106	$129,346,312

Assets:
Automotive Products	$1,846,060,773	$1,841,283,617
Other	87,293,379	86,813,215
Corporate	849,195,076	785,117,738
Total	$2,782,549,228	$2,713,214,570

Capital Expenditures:
Automotive Products	$33,932,287	$28,037,141
Other	87,324	1,128,815
Corporate	2,702,790	2,705,414
Total	$36,722,401	$31,871,370

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)    Income Taxes
The effective tax rate was 16.5% in the three months ended March 31, 2025, compared to an effective tax rate of 15.2% for the same period in 2024. Generally, effective tax rates for these periods differ from statutory federal income tax rates, due to provisions for state and local income taxes, permanent tax differences, the foreign-derived intangible income tax deduction, and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue and Other Products revenue disaggregated by geographical location for Automotive Products for the three-month periods ended March 31, 2025 and March 31, 2024, respectively:

	Three Months Ended March 31,
Revenue	2025	2024
Automotive Products
U.S.	$163,380,938	$165,140,622
Japan	98,365,403	89,004,628
Germany	65,017,861	75,694,888
Korea	38,195,333	53,695,112
Mexico	47,648,876	37,621,163
China	40,954,400	47,349,454
Other	110,301,448	109,096,329
Total Automotive Products	$563,864,259	$577,602,196
Other Products (U.S.)	12,908,831	12,623,015
Total Revenue	$576,773,090	$590,225,211

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table disaggregates the Company’s Automotive revenue and Other revenue by major source for the three-month periods ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
Revenue	2025	2024
Automotive Segment
Automotive Mirrors & Electronics	$530,131,429	$550,184,430
HomeLink Modules*	33,732,830	27,417,766
Total Automotive Products	$563,864,259	$577,602,196

Other Segment
Fire Protection Products	$6,717,770	$6,836,038
Windows Products	4,890,986	5,770,800
Medical Products	386,835	16,177
Biometric Products	913,240	—
Total Other	$12,908,831	$12,623,015

*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" section of the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 5 years. The weighted average remaining lease term for operating leases as of March 31, 2025 was 3 years, with a weighted average discount rate of 5.4%.

Future minimum lease payments for operating leases as of March 31, 2025 were as follows:

Year ending December 31,

2025 (excluding the three months ended March 31, 2025)	$1,635,846
2026	1,548,758
2027	1,108,780
2028	718,825
2029	89,248
Thereafter	14,588
Total future minimum lease payments	5,116,045
Less imputed interest	(264,449)
Total	$4,851,596

Reported as of March 31, 2025

Accrued Liabilities	$2,054,304
Other Non-Current Liabilities	2,797,292
Total	$4,851,596

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)    Acquisitions

Subsequent to March 31, 2025, on April 1, 2025, the Company completed its previously announced merger of VOXX pursuant to that certain Agreement and Plan of Merger dated as of December 17, 2024 (the "Merger Agreement"). Pursuant to the terms and conditions set forth in the Merger Agreement, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share.

Due to the proximity of the closing date of the VOXX merger with the date of filing of this Quarterly Report on Form 10-Q, the initial accounting for the transaction is not yet completed. Significant, relevant information needed to complete the initial accounting, including the identification and measurement of the fair value of the assets and liabilities of VOXX, is pending. As a result, it is not practicable to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed, or to provide other related disclosures. The accounting impact of this merger and the operating results of VOXX will be included in the consolidated financial statements beginning in the Company's second quarter of 2025.

VOXX's current business is comprised of products for the automotive OEM and aftermarket, as well as the consumer electronics industry. The merger also includes EyeLock LLC ("EyeLock®"), a subsidiary of VOXX holding iris biometric technology, and the Premium Audio Company, which provides premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®.

During the three months ended March 31, 2025, the Company incurred $0.9 million in acquisition costs related to the VOXX merger, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income.

In November 2024, the Company acquired GalvanEyes LLC, ("GalvanEyes") which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock®. The Company paid $2.9 million in cash, as well as an earnout over the next fifteen calendar years, not to exceed $15 million in the aggregate, for which the acquisition date fair value is estimated at $1.5 million. The earnout is based on adjusted earnings before interest and taxes. The Company has accounted for the acquisition under the provisions of FASB ASC Topic 805, Business Combinations. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, noncontrolling interest, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period, which is currently expected to remain open through the third quarter of 2025. The Company has consolidated GalvanEyes, and the joint venture BioCenturion, in the Company's Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 in accordance with ASC 810, Consolidation. At March 31, 2025 and December 31, 2024, the Company had $4.6 million and $4.1 million, respectively, in noncontrolling interest related to BioCenturion. Approximately $0.9 million of revenue and $1.1 million of net loss of the business of GalvanEyes and BioCenturion is included in the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER 2025 VERSUS FIRST QUARTER 2024
Net Sales. Net sales for the first quarter of 2025 decreased by $13.5 million or 2%, when compared with the first quarter of 2024.
Automotive net sales for the first quarter of 2025 were $563.9 million, a 2% decrease when compared with automotive net sales of $577.6 million in the first quarter of 2024. The 7% decrease in automotive mirror unit shipments in the first quarter of 2025 to 11.5 million units, compared with 12.5 million units in the first quarter of 2024, was driven by a 5% quarter over quarter decrease in interior auto-dimming mirror unit shipments, and an 11% quarter over quarter decrease in exterior auto-dimming mirror unit shipments.

The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
North American Interior Mirrors	2,249	2,262	(1)%
North American Exterior Mirrors	1,370	1,621	(15)%
Total North American Mirror Units	3,619	3,883	(7)%

International Interior Mirrors	5,140	5,554	(7)%
International Exterior Mirrors	2,783	3,034	(8)%
Total International Mirror Units	7,923	8,588	(8)%

Total Interior Mirrors	7,389	7,816	(5)%
Total Exterior Mirrors	4,153	4,655	(11)%
Total Auto-Dimming Mirror Units	11,542	12,471	(7)%
Note: Percent change and amounts may not total due to rounding.

Other net sales were $12.9 million in the first quarter of 2025, compared to $12.6 million in the first quarter of 2024, an increase of 2%. Other net sales for the first quarter of 2025 included biometric product sales of $0.9 million generated from the Company's GalvanEyes subsidiary (acquired in the fourth quarter of 2024), which owned 50% of BioCenturion in the first quarter of 2025, as well as $0.4 million in sales of medical devices from the previously acquired eSight Go product line, which as previously announced, began shipments during the third quarter of 2024. Fire protection sales were $6.7 million in the first quarter of 2025, compared to $6.8 million in the same quarter of last year. Dimmable aircraft sales decreased during the first quarter of 2025 to $4.9 million, compared to $5.8 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased to 66.8% for the first quarter of 2025, versus 65.7% in the same quarter last year. The quarter over quarter decrease in the gross profit margin primarily resulted from lower net sales levels, new tariff costs that became effective in the first quarter of 2025, and unfavorable product mix. Purchasing and overhead cost increases, which include tariff costs, had a negative impact on gross margin on a quarter over quarter basis of approximately 210 basis points.
Operating Expenses. Total operating expenses were $78.7 million in the first quarter of 2025, an increase of 8% quarter over quarter or $5.9 million, compared to $72.9 million in the first quarter of 2024. Total operating expenses for the first quarter of 2025 were impacted by severance expense of $2.9 million, as no comparable severance charges were incurred by the Company in the first quarter of 2024.

Engineering, research and development expenses for the first quarter of 2025 increased by $3.7 million, when compared with the first quarter of 2024, primarily due to staffing and engineering related professional fees.
.
Selling, general and administrative ("S, G & A") expenses decreased by 3% or $0.8 million for the first quarter of 2025, compared to the first quarter of 2024, primarily due to decreased staffing. S, G & A expenses were approximately 5% of net sales in both of the first quarters of 2025 and 2024.

Total Other Income. Total other income for the first quarter of 2025 increased by $2.3 million, when compared with the first quarter of 2024, driven by increased investment income for the first quarter of 2025, offset by reduced losses on other investments.

Provision for Income Taxes. The effective tax rate was 16.5% for, and an income tax expense of $18.8 million was recorded in, the first quarter of 2025, compared to an effective tax rate of 15.2% for, and an income tax expense of $19.4 million recorded in, the same quarter of 2024. The quarter over quarter change in the effective tax rate was driven by lower tax benefits on stock-based compensation compared to the first quarter of 2024.
Net Income. Net income for the first quarter of 2025 was $94.9 million, down from a net income of $108.2 million in the first quarter of 2024. The decrease in net income for the first quarter of 2025 was driven by lower net sales and income from operations quarter over quarter.
Earnings Per Share. The Company had earnings per diluted share for the first quarter of 2025 of $0.42, which compared to earnings per diluted share of $0.47 for the first quarter of 2024.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2025 were $286.6 million, an increase of $53.2 million, compared to $233.3 million as of December 31, 2024. The increase was primarily due to cash flows from operations and proceeds from the sale of investments, which was partially offset by share repurchases, capital expenditures, dividend payments, and investment purchases during the three months ended March 31, 2025.
Short-term investments as of March 31, 2025 were $20.5 million, down from $22.3 million as of December 31, 2024, and long-term investments were $300.6 million as of March 31, 2025, down from $339.6 million as of December 31, 2024.
Accounts receivable as of March 31, 2025 increased approximately $35.3 million compared to December 31, 2024, primarily due to the sequential increase in sales, as well as the timing of customer payments during the three months ended March 31, 2025.
Inventories as of March 31, 2025 were $408.9 million, compared to $436.5 million as of December 31, 2024, primarily due to decreases in raw materials and finished goods.

Accounts payable as of March 31, 2025 decreased approximately $5.4 million to $162.9 million, compared to December 31, 2024, primarily driven by timing of payments within the quarter.
Accrued liabilities as of March 31, 2025 increased approximately $19.4 million compared to December 31, 2024, primarily due to increases in accrued salaries and wages and accrued royalties payable.
Cash flow from operating activities for the three months ended March 31, 2025 increased $18.6 million to $148.5 million, compared with $129.9 million during the same three-month period last year, primarily due to changes in working capital.
Capital expenditures for the three months ended March 31, 2025 were approximately $36.7 million, compared with approximately $31.9 million for the same quarter last year. The increase was primarily due to timing of payments and an increase in expenditures related to building and facility construction projects beginning during the second half of 2024, as further described below.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs. During the fourth quarter of 2024, the Company completed construction on two building expansions. The Company expanded its current distribution center by an additional 300,000 square feet, at a total cost of approximately $40 million. The Company also expanded one of its manufacturing facilities by an additional 60,000 square feet, with a total cost of approximately $20 million. Both of these expansion projects were funded with cash and cash equivalents on hand. The Company also entered into a multi-year lease for 32,000 square feet of manufacturing space at a location approximately 20 miles from its main campus that began operations during the second quarter of 2023.
During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. As previously disclosed, construction began in the third quarter of 2024, with an expected completion date in 2025. The total cost of the building project is expected to be $15 - $20 million, which will also be funded with cash and cash equivalents on hand.
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

The following is a summary of working capital and long-term investments:

	March 31, 2025	December 31, 2024
Working Capital	$822,037,255	$784,635,494
Fixed Income Long-Term Investments	100,165,221	141,961,474
Total	$922,202,476	$926,596,968

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2025, the Company repurchased 3,100,351 shares. The Company has 6,349,047 shares remaining under the plan as of March 31, 2025, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the first quarter of 2025, the Company reported net sales of $576.8 million, compared to net sales of $590.2 million in the first quarter of 2024, a 2% decrease quarter over quarter. For the first quarter of 2025, global light vehicle production in North America, Europe, and Japan/Korea decreased approximately 5%, when compared to the first quarter of 2024.

In the first quarter of 2025, the Company had 21 net new nameplate launches of interior and exterior auto-dimming mirrors and electronic features, with advanced feature launches representing 60% of the net launches in the quarter.

Also during the first quarter of 2025, the Company proactively halted production and sales of product for the China market until customer agreements can be reached with respect to tariff costs as further explained below.

PRODUCT UPDATE

Mirror Systems

In 2023, The People's Republic of China newly issued GB15084 and the related procedures, which allow for the Company's frameless inside mirrors to be used on vehicles in the China domestic market.

The United Nations Economic Commission (UN ECE) recently established a working group (Task Force Glare Protection) on the subject of glare in road traffic. The Task Force Glare Protection will investigate the burden and danger of road glare from vehicle headlamps and initiate necessary measures. The Company believes its auto-dimming mirror products can be a solution for necessary measures initiated by this UN ECE task force.

Camera Systems

Full Display Mirror® began production in 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars, which can significantly hinder the mirror’s rearward view. The Company's Full Display Mirror® is an intelligent rear vision system that uses a custom, internally or externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid Full Display Mirror® that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the Full Display Mirror® is essential, because in the event of any failure of the camera or display, the product is able to function as a mirror, which meets long-standing safety requirements in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks.

As of the first quarter of 2025, the Company is shipping production Full Display Mirrors® to eighteen different automaker customers and 148 vehicle nameplates. For more information regarding the full display mirror please go to https://www.fulldisplaymirror.com/. The Company remains confident that ongoing discussions with other customers may cause such customers to consider more fully adding the Full Display Mirror® into their product roadmap for future vehicles.

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
In July 2016, a revision to UN-ECE Regulation 46 was published with an effective date of June 18, 2016, which allows for camera monitoring systems to replace mirrors in Japan and European countries. Since January 2017, camera monitoring systems are also permitted as an alternative to replace mirrors in the Korea market. As noted, China released an updated version of its GB15084, effective in 2023, which allows for camera monitoring systems, frameless mirrors and aspheric (free form) glass surfaces. Notwithstanding the foregoing, the Company continues to believe rearview mirrors provide a robust, simple and cost-effective means to view the surrounding areas of a vehicle and remain a primary safety function for rear vision today. Cameras, when used as the primary rear vision delivery mechanism, have some inherent limitations, such as: electrical failure; cameras being blocked or obstructed; depth perception challenges; and viewing angles of the camera. Nonetheless, the Company continues designing and manufacturing not only rearview mirrors, but CMOS imagers and video displays as well. The Company believes that combining video displays with mirrors may well provide a more robust product by addressing all driving conditions in a single solution that can be controlled by the driver. The Company has also previously announced that it continues development in the areas of imager performance, camera dynamic range, lens design, image processing from the camera to the display, and camera lens cleaning. The Company acknowledges that as such technology evolves over time, such as cameras replacing mirrors and/or autonomous driving, there is increased competition.
The Company began shipping Full Display Mirror® with Digital Video Recording ("DVR") capability in 2020. This mirror and system launched in the Japan market and combines the superior functionality of the Full Display Mirror® with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. The data is stored to an SD storage card as requested by the customer. This integrated solution provides consumers with the features they want, while allowing the OEM to control the integration and execution in the vehicle. In the first quarter of 2025, the Company launched the Gentex ReVu app, which allows a user to connect to the mirror and download the images or recordings from the DVR to the app on the user's phone. Shipments to customers of this Full Display Mirror® with DVR to be used with the app are underway.

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. In 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink app, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the HomeLink app, a HomeLink® button press communicates with the HomeLink app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud activating the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For automakers, this functionality allows them to offer customizable, yet proven solutions without the engineering efforts or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In 2021, the Company announced Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with the HomeLink app®.

In 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. Currently more than 75 percent of new car registrations are in states with toll roads with over 50 million drivers accessing these roads each year. The interior mirror is the optimal location for a vehicle-integrated toll transponder, and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. Since the Integrated Toll Module® or ITM® enables travel across almost all United States toll roads, and others in North America, motorists would no longer need multiple toll tags for different regions of the country or to manage multiple toll accounts. The Company's vehicle-integrated solution simplifies and expedites local, regional, and national travel. ITM® provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. The Company believes that this product can still represent another growth opportunity over the next several years.

The Company previously announced its first OEM award of ITM® with Audi. Currently, the Company is shipping ITM® on 11 Audi platforms, which are: the A4, A5, A6, A7, A8, Q5, Q5 Sportback, Q7, Q8, e-tron, and the e-tron Sportback. The Company expects further ITM® nameplate launches with Audi during 2025. The Company is also shipping ITM® to a second OEM customer, Mercedes, for the EQS model. In 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.

Further, the Company has previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location, and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other current biometric systems. The Company's future plans include integrating biometric authentication with HomeLink® and HomeLink® app. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users.

In 2021, the Company announced a partnership, in the ordinary course of business, with Simplenight to provide drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. Simplenight delivers a customizable and robust platform that enables brands to globally offer real-time book-ability across multiple categories such as dining, accommodations, attractions, events, gas, parking, shopping and more. The platform is unique in that it is designed to seamlessly integrate into automaker infotainment and navigation systems, as well as mobile applications and voice assistants. Simplenight can be integrated into the Company's current and future connected vehicle technologies, including HomeLink®, which, again, is the automotive industry’s leading car-to-home automation system. HomeLink® consists of vehicle-integrated buttons that can be programmed to operate a myriad of home automation devices. Integration of Simplenight into the Company's HomeLink® app is underway and will allow users to program their HomeLink® buttons and control cloud-based devices from their vehicles.

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

Medical

In 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18-month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. In 2024, the Company continued to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

In November 2023, in the ordinary course of business, the Company acquired certain technology assets from eSight. The technology acquired provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight4 is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. During the third quarter of 2024, the Company recorded its first official sales of medical devices from shipments of the e-Sight Go product.

Biometric Products

In November 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workloads, and organize their data through customized biometric solutions. BioCenturion's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals.

OTHER

Automotive revenues represent approximately 97% - 99% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and automotive electronics.

The Company has been, is being, and will continue to be impacted by tariffs, trade regulatory actions, and changes in international trade policies as further explained below.

The Company continues to experience pricing pressure from automotive customers and competitors, in addition to tariff increases, raw material cost increases, labor cost increases, and logistics cost increases, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these supply chain issues and inflationary pressures with engineering and purchasing cost reductions, productivity improvements, increases in unit sales volume, and negotiations with customers to reduce the impact of the inflationary pressures, but there is no assurance the Company will be able to do so in the future.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the second quarter of 2025, and full years 2025 and 2026, are based on the mid-April 2025 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. As a result of the current and expected tariff escalation in the China market, the Company has pro-actively halted production of interior and exterior mirrors destined for customers in the China market. Subsequently, many of the Company's customers based in China have canceled or paused orders, while the Company works with these customers to better understand their ability and willingness to pay elevated prices resulting from new tariff rates. Second quarter of 2025, and calendar years 2025 and 2026, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2025	Q2 2024	% Change	Calendar Year 2026	Calendar Year 2025	Calendar Year 2024	2026 vs 2025 % Change	2025 vs 2024 % Change
North America	3.67	4.10	(10)%	14.50	14.01	15.45	3%	(9)%
Europe	4.29	4.49	(4)%	16.72	16.64	17.17	—%	(3)%
Japan and Korea	2.91	3.02	(4)%	11.19	11.76	11.98	(5)%	(2)%
China	7.31	6.99	5%	30.61	30.50	30.09	—%	1%
Total Light Vehicle Production	18.18	18.60	(2)%	73.02	72.91	74.69	—%	(2)%

Based on the aforementioned light vehicle production forecast and the actual results for the first three months of 2025, as well as the pro-active decision of the Company to halt production and sales of product intended for the China market until customer agreements can be reached, the Company previously updated certain guidance for calendar year 2025 as shown below. Revenue estimates do not include any revenue from the recently completed merger with VOXX.

•Revenue in the Company's primary markets of North America, Europe and Japan/Korea is expected to be between $2.1 and $2.2 billion
•Revenue in the China market is expected to be between $50 and $120 million
•Gross Margin is expected to be between 33% and 34%
•Operating Expenses are expected to be approximately $300 to $310 million
•Estimated Annual Tax Rate, which assumes no changes to the current statutory rate, is expected to be between 15% and 17%
•Capital Expenditures are expected to be between $100 and $125 million
•Depreciation and Amortization is expected to be between $85 and $90 million

Due to ongoing volatility in customer orders and vehicle production volumes, uncertainty related to tariffs, the Ukraine-Russia war, Israel-Hamas war, supply-end labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of already in place and potential additional future tariffs, trade restrictions, and retaliatory measures; light vehicle production levels; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and could further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.

The Company has withdrawn revenue guidance for calendar year 2026 due to the significant uncertainty surrounding the China market as a result of the impact of incremental tariffs on Company exports to China, the economic impact of import and export tariffs on the Company's primary markets, and work being done to finalize a more complete financial picture of the recently completed merger with VOXX. The Company anticipates providing updated revenue guidance for calendar year 2026 once there is further clarity in the overall tariff landscape.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of March 31, 2025, the Company has 6.3 million shares remaining available for repurchase under the previously announced share repurchase plan.

Merger with VOXX

On April 1, 2025, the Company closed the strategic merger of VOXX, a global supplier of automotive and consumer electronics, as well as premium audio equipment. As of April 1, 2025, the Company expected to add between $325 and $375 million in revenue from the VOXX merger, on an annualized basis, and an expected revenue contribution to calendar year 2025 of approximately $240 to $280 million, before any impact from tariffs. As a result of recent tariff increases, the Company has notified its new customers from the VOXX merger of future price increases that will take effect throughout the balance of calendar year 2025. These price increases may create uncertainty in consumer demand for this year, which is anticipated to affect the expected revenue contribution from the VOXX merger. The Company is also undertaking strategic sourcing decisions that will take place throughout the next 6 - 12 months, which are designed to significantly reduce tariff expenses on incoming products from the China market.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, commodity price risk, and tariffs. For the quarter ended March 31, 2025, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2024 are set forth herein.

Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles.
The Company has some assets, liabilities, and operations outside the United States, including euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets, including tariffs and inflation, that have reduced, and will continue to reduce, demand for its products, to the extent they persist.
The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty, especially in light of recently imposed incremental tariffs and tariffs threatened to be imposed, in addition to those already existing. One example of the impact on the Company is the proactive decision to halt production and sales of products intended for the China market until customer agreements can be reached. Company input costs are already affected by a variety of factors, including: economic and market conditions; inflation; changes in customer demand; supply shortages, constraints, and disruptions; interest rate changes; foreign currency fluctuations; industry actions; and uncertainties in vehicle production schedules, as well as the aforementioned tariffs, trade regulatory actions, and changes in international trade policies, agreements, and/or regulation and competitor activity. Previously enacted tariffs have already increased the Company's input costs and challenge the Company's competitive position. The Executive Branch of the U.S. federal government has suggested the possibility of even more tariffs and tariff increases. While the Company continues to assess the impact of the current tariff and trade environment, tariffs and trade disputes in the geopolitical environment have interfered with and have disrupted automotive supply chains. While further actions regarding tariffs or trade relations between the U.S. and other governments are impossible to predict, the current trade environment has already negatively impacted Company’s business, financial condition, and results of operations, especially since the Company primarily manufactures and ships from one location. Any continuance of tariffs currently in place and/or escalation of tariffs and trade disputes will have further adverse impact on the Company’s business.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; import and export duty and tariff rates with the countries with which we conduct business; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; negative impact of any governmental investigations and associated litigation, including securities litigation relating to the conduct of our business; and force majeure events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include tariffs and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of April 15, 2025 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2024, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first three months of 2025, the Company repurchased 3.1 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 3,100,351 shares during the first three months of 2025, the Company has 6,349,047 shares remaining under the plan as of March 31, 2025.

The following is a summary of share repurchase activity during each month of the three-month period ended March 31, 2025:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2025	—	—	—	9,449,398
February 2025	250,015	24.74	250,015	9,199,383
March 2025	2,850,336	24.50	2,850,336	6,349,047
1st Quarter 2025 Total	3,100,351	24.52	3,100,351

2025 Total	3,100,351		3,100,351	6,349,047

As of March 31, 2025, the Company has repurchased 165,650,681 shares at a total cost of $3,028,798,824 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 6, 2025	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 6, 2025	/s/ Kevin C. Nash
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