Form 10-Q
period 2025-06-30
GENTEX CORP
filed 2025-08-08
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☑    No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes:  ☑    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 25, 2025
Common Stock, $.06 Par Value	219,489,358

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2025
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2025 and December 31, 2024

	June 30, 2025 (Unaudited)	December 31, 2024 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,774,840	$233,318,766
Short-term investments	21,303,330	22,304,829
Accounts receivable, net	372,961,789	295,344,353
Inventories, net	475,719,663	436,497,445
Prepaid expenses and other	72,217,004	49,862,777
Total current assets	1,061,976,626	1,037,328,170

PLANT AND EQUIPMENT—NET	783,863,952	728,481,467

OTHER ASSETS
Goodwill	340,668,927	340,668,927
Long-term investments	267,045,895	339,604,044
Intangible assets, net	186,550,142	195,157,160
Deferred tax asset	90,692,041	53,154,832
Patents and other assets, net	83,019,753	66,426,375
Total other assets	967,976,758	995,011,338
TOTAL ASSETS	$2,813,817,336	$2,760,820,975

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$204,675,277	$168,314,912
Short-term debt	3,932,497	—
Accrued liabilities	128,326,091	84,377,764
Total current liabilities	336,933,865	252,692,676

OTHER NON-CURRENT LIABILITIES	43,755,486	36,028,644

TOTAL LIABILITIES	380,689,351	288,721,320

REDEEMABLE NON-CONTROLLING INTEREST	2,490,261	—

SHAREHOLDERS’ INVESTMENT
Common stock	13,171,245	13,632,448
Additional paid-in capital	998,911,809	1,010,440,420
Retained earnings	1,421,351,763	1,450,287,128
Accumulated other comprehensive loss	(3,396,649)	(6,409,341)
TOTAL GENTEX CORPORATION SHAREHOLDERS' INVESTMENT	2,430,038,168	2,467,950,655
Non-controlling Interest	599,556	4,149,000
TOTAL SHAREHOLDERS' INVESTMENT	2,430,637,724	2,472,099,655
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,813,817,336	$2,760,820,975

Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the inflation and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET SALES	$657,858,210	$572,925,778	$1,234,631,300	$1,163,150,989

COST OF GOODS SOLD	432,567,307	384,362,469	817,606,810	772,350,073
Gross profit	225,290,903	188,563,309	417,024,490	390,800,916

OPERATING EXPENSES:
Engineering, research and development	51,471,277	44,003,994	97,395,641	86,185,980
Selling, general & administrative	48,515,355	29,675,293	78,448,360	60,384,602
Severance expense	6,784,136	—	9,673,248	—
Total operating expenses	106,770,768	73,679,287	185,517,249	146,570,582

Income from operations	118,520,135	114,884,022	231,507,241	244,230,334

OTHER (LOSS) INCOME
Investment (loss) income, net	(3,628,231)	(12,393,771)	1,246,624	(15,762,295)
Other, net	578,235	(1,159,272)	(3,656,144)	510,867
Total other loss, net	(3,049,996)	(13,553,043)	(2,409,520)	(15,251,428)

INCOME BEFORE PROVISION FOR INCOME TAXES	115,470,139	101,330,979	229,097,721	228,978,906

PROVISION FOR INCOME TAXES	19,819,689	15,290,541	38,573,226	34,707,753

NET INCOME	$95,650,450	$86,040,438	$190,524,495	$194,271,153
Less: Net loss attributable to non-controlling interests	(389,134)	—	(389,134)	—
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$96,039,584	$86,040,438	$190,913,629	$194,271,153

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION: (1)
Basic	$0.43	$0.37	$0.85	$0.84
Diluted	$0.43	$0.37	$0.85	$0.84

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income from consolidated operations	$95,650,450	$86,040,438	$190,524,495	$194,271,153

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	2,109,011	(509,541)	1,763,781	(1,459,754)
Unrealized losses on derivatives	(1,245,367)	—	(1,245,367)	—
Unrealized gains on debt securities, net	643,420	271	2,826,267	52,181

Other comprehensive income (loss), before tax	1,507,064	(509,270)	3,344,681	(1,407,573)

Income tax impact related to components of other comprehensive income (loss)	(126,409)	57	331,989	10,958

Other comprehensive income (loss), net of tax	1,633,473	(509,327)	3,012,692	(1,418,531)

Comprehensive income from consolidated operations	$97,283,923	$85,531,111	$193,537,187	$192,852,622
Net loss attributable to non-controlling interests	(389,134)	—	(389,134)	—
Comprehensive income attributable to Gentex Corporation	$97,673,057	$85,531,111	$193,926,321	$192,852,622

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2025	224,817,117	$13,489,027	$1,011,756,899	$1,454,610,199	$(5,030,122)	$2,474,826,003	$4,591,500	$2,479,417,503
Issuance of common stock from stock plan transactions	405,697	24,342	1,392,640	—	—	1,416,982	—	1,416,982
Repurchases of common stock	(5,702,064)	(342,124)	(22,865,277)	(102,955,530)	—	(126,162,931)	—	(126,162,931)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,488,526	—	—	7,488,526	—	7,488,526
Dividends declared ($0.12 per share)	—	—	—	(26,342,490)	—	(26,342,490)	—	(26,342,490)
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in BioCenturion LLC	—	—	1,139,021	—	—	1,139,021	(4,591,549)	(3,452,528)
Net income (loss) (1)	—	—	—	96,039,584	—	96,039,584	(56,395)	95,983,189
Other comprehensive income	—	—	—	—	1,633,473	1,633,473	—	1,633,473
BALANCE AS OF JUNE 30, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556	$2,430,637,724

BALANCE AS OF APRIL 1, 2024	231,198,885	$13,871,933	$991,053,652	$1,378,904,530	$(7,466,326)	$2,376,363,789	$—	$2,376,363,789
Issuance of common stock from stock plan transactions	433,321	25,999	3,382,323	—	—	3,408,322	—	3,408,322
Repurchases of common stock	(1,402,667)	(84,160)	(5,344,160)	(42,871,254)	—	(48,299,574)	—	(48,299,574)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,922,998	—	—	10,922,998	—	10,922,998
Dividends declared ($0.12 per share)	—	—	—	(27,627,119)	—	(27,627,119)	—	(27,627,119)
Net income	—	—	—	86,040,438	—	86,040,438	—	86,040,438
Other comprehensive loss	—	—	—	—	(509,327)	(509,327)	—	(509,327)
BALANCE AS OF JUNE 30, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527	$—	$2,400,299,527
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $332,739 for the three months ended June 30, 2025 (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	1,115,693	66,942	6,283,742	—	—	6,350,684	—	6,350,684
Repurchases of common stock	(8,802,415)	(528,145)	(35,111,663)	(166,527,240)	—	(202,167,048)	—	(202,167,048)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	16,160,289	—	—	16,160,289	—	16,160,289
Dividends declared ($0.24 per share)	—	—	—	(53,321,754)	—	(53,321,754)	—	(53,321,754)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in BioCenturion LLC	—	—	1,139,021	—	—	1,139,021	(4,591,549)	(3,452,528)
Net income (loss) (1)	—	—	—	190,913,629	—	190,913,629	(56,395)	190,857,234
Other comprehensive income	—	—	—	—	3,012,692	3,012,692	—	3,012,692
BALANCE AS OF JUNE 30, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556	$2,430,637,724

BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069	$—	$2,312,517,069
Issuance of common stock from stock plan transactions	1,377,666	82,660	20,159,649	—	—	20,242,309	—	20,242,309
Repurchases of common stock	(2,603,570)	(156,214)	(9,787,501)	(81,394,947)	—	(91,338,662)	—	(91,338,662)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	21,396,790	—	—	21,396,790	—	21,396,790
Dividends declared ($0.24 per share)	—	—	—	(55,370,601)	—	(55,370,601)	—	(55,370,601)
Net income	—	—	—	194,271,153	—	194,271,153	—	194,271,153
Other comprehensive loss	—	—	—	—	(1,418,531)	(1,418,531)	—	(1,418,531)
BALANCE AS OF JUNE 30, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527	$—	$2,400,299,527
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $332,739 for the six months ended June 30, 2025 (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$190,524,495	$194,271,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,880,443	47,942,132
Gain on disposal of assets	(133,576)	(1,261,727)
Loss on disposal of assets	791	29,782
Gain on sale of investments and technology investment income	(832,046)	(4,708,185)
Loss on sale of investments and technology investment losses	5,163,260	29,061,771
Deferred tax expense	(5,593,627)	(11,232,239)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	16,160,289	21,396,790
Impairment charge	6,182,000	—
Change in operating assets and liabilities:
Accounts receivable, net	(20,896,565)	15,244,187
Inventories	57,495,782	(61,019,277)
Prepaid expenses and other	2,765,009	(3,559,130)
Accounts payable	5,032,376	17,318,424
Accrued liabilities, excluding dividends declared	5,896,241	15,643,764
Net cash provided by operating activities	314,644,872	259,127,445

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	48,810,102	19,649,880
Maturities and calls	1,655,000	6,260,000
Purchases	(17,331,563)	(60,360,047)
Plant and equipment additions	(67,834,222)	(63,634,852)
Proceeds from sale of plant and equipment	245,105	127,000
Acquisition of businesses, net of cash acquired	(143,328,862)	—
Increase in other assets	(3,573,774)	(4,120,881)
Net cash used for investing activities	(181,358,214)	(102,078,900)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	6,283,742	20,242,309
Cash dividends paid	(54,244,161)	(55,517,709)
Repurchases of common stock	(198,870,165)	(87,966,213)
Net cash used for financing activities	(246,830,584)	(123,241,613)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113,543,926)	33,806,932

CASH and CASH EQUIVALENTS, beginning of period	233,318,766	226,435,019

CASH and CASH EQUIVALENTS, end of period	$119,774,840	$260,241,951

	Six months ended June 30
SUPPLEMENTAL CASH FLOW DATA	2025	2024
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$13,722,396	$(912,142)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gentex Corporation and Subsidiaries ("Gentex" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 270 for interim financial information, and in accordance with financial standards generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2024 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2025, and the results of operations and cash flows for the interim periods presented.

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

In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule becomes effective, the rule will require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes to such financial statements addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. The SEC has signaled that it may not move forward with these rules. The Company continues to evaluate the impact of adopting these rules and to monitor the status of the related legal challenges and position of the SEC with respect to the foregoing.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIE's. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The carrying value of Goodwill is as follows:

Carrying Amount
Beginning balance as of January 1, 2025	$340,668,927
Activity	—
Balance as of June 30, 2025	$340,668,927
Gross carrying value at June 30, 2025	$344,333,631
Accumulated impairment charges	(3,664,704)
Net carrying value at June 30, 2025	$340,668,927

In addition to annual impairment testing, which is performed as of the first day of the Company's fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the second quarter of 2025 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of Vaporsens and Air-Craftglass, each of which has been previously disclosed.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The patents and intangible assets and related change in carrying values are set forth in the tables below.

As of June 30, 2025:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,573,561	$(28,472,060)	$11,101,501	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(176,250,000)	3,750,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(42,665)	597,335	10 years
BioCenturion Technology	2,300,000	(127,777)	2,172,223	12 years
eSight Technology	12,000,000	(1,666,669)	10,333,331	12 years
eSight Trade Names and Trademarks	870,000	(120,833)	749,167	12 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass Technology	1,507,778	(62,824)	1,444,954	12 years
Guardian Trade Names	1,300,000	(108,333)	1,191,667	12 years
Guardian Technology	6,800,000	(566,667)	6,233,333	12 years
Total Other Intangible Assets	$408,495,910	$(221,945,768)	$186,550,142

Total Patents & Other Intangible Assets	$448,069,471	$(250,417,828)	$197,651,643

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

Amortization expense of patents and intangible assets was approximately $4.7 million and $9.3 million during the three and six months ended June 30, 2025, respectively, compared to approximately $4.4 million and $8.7 million for the three and six months ended June 30, 2024, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the remainder of the year ending December 31, 2025 to be approximately $5.5 million, and for each of the years ending December 31, 2026, December 31, 2027, December 31, 2028, and December 31, 2029 to be approximately $3 million.

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
On December 31, 2024, the Company held a total of 6,463,808 shares of VOXX International Corporation ("VOXX") Class A Common Stock. The VOXX shares held by the Company as of December 31, 2024 were publicly traded, had a readily determinable fair market value, and were considered Level 1 assets. The Company accounted for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value. As a result of this election, changes in fair value of the shares were recorded in Investment (loss) income, net, in the Unaudited Condensed Consolidated Statements of Income prior to April 1, 2025. The Company recorded a gain of $0.8 million during the six months ended June 30, 2025, and losses of $16.6 million and $23.8 million during the three and six months ended June 30, 2024, respectively, within Investment (loss) income, net, in the accompanying Unaudited Condensed Consolidated Statements of Income related to its VOXX investment.
On April 1, 2025, the Company completed its previously announced merger of VOXX pursuant to that certain Agreement and Plan of Merger dated as of December 17, 2024 (the "Merger Agreement"), acquiring all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share. The Company's investment in VOXX has been included in the purchase price of the entity pursuant to step-acquisition accounting under ASC 805, Business Combinations (see Note 16).
Equity Method Investment - ASA
The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX on April 1, 2025 (see Note 16) and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. In conjunction with the acquisition of VOXX on April 1, 2025, the Company evaluated this equity method investment and concluded that ASA is not a variable interest entity. The balance of the Company's investment in ASA as of June 30, 2025, was $19.0 million.

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled approximately $159.2 million as of June 30, 2025, of which $147.0 million and $12.2 million are recorded in long-term investments and short-term investments, respectively, on the Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $155.9 million as of December 31, 2024, of which $149.9 million and $6.0 million are recorded in long-term investments and short-term investments, respectively, on the Condensed Consolidated Balance Sheet. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and six months ended June 30, 2025, the Company recorded an other-than-temporary impairment charge of $6.2 million related to its investment in Green Marbles LLC within Investment (loss) income, net, on the accompanying Unaudited Condensed Consolidated Statement of Income. The Company determined that a triggering event had taken place during the second quarter of 2025, as a result of a deterioration in financial performance of the investee, requiring the Company to perform an impairment analysis of this equity method investment at June 30, 2025. The fair value of the investment was estimated using a discounted cash flow model. The Company's assumptions in estimating fair value utilized Level 3 inputs, including projected revenue growth, gross margins, EBITDA margins, and weighted average costs of capital. Based on the foregoing, the Company determined that the fair value of the equity method investment was below the carrying value at June 30, 2025, and does not expect the fair value to recover under current conditions.

Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2025 and December 31, 2024.
As of June 30, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$119,774,840	$119,774,840	$—	$—
Short-Term Investments:
Asset-backed Securities	2,923,883	—	2,923,883	—
Corporate Bonds	5,176,539	—	5,176,539	—
Other	966,611	966,611	—	—
Long-Term Investments:
Asset-backed Securities	33,119,852	—	33,119,852	—
Corporate Bonds	42,859,454	—	42,859,454	—
Municipal Bonds	25,035,317	—	25,035,317	—
Total	$229,856,496	$120,741,451	$109,115,045	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,318,766	$233,318,766	$—	$—
Short-Term Investments:
Asset-backed Securities	2,851,933	—	2,851,933	—
Certificate of Deposit	751,728	751,728	—	—
Corporate Bonds	3,971,200	—	3,971,200	—
Government Securities	3,982,275	—	3,982,275	—
Municipal Bonds	3,386,500	—	3,386,500	—
Other	1,400,176	1,400,176	—	—
Long-Term Investments:
Asset-backed Securities	41,766,104	—	41,766,104	—
Corporate Bonds	54,537,517	—	54,537,517	—
Governmental Securities	6,199,535	—	6,199,535	—
Municipal Bonds	39,458,318	—	39,458,318
VOXX Common Stock	47,702,903	47,702,903	—	—
Total	$439,326,955	$283,173,573	$156,153,382	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of June 30, 2025 and December 31, 2024.

As of June 30, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-backed Securities	$2,834,713	$89,170	$—	$2,923,883
Corporate Bonds	5,152,845	23,694	—	5,176,539
Other	966,611	—	—	966,611
Long-Term Investments:
Asset-backed Securities	32,113,870	1,076,012	(70,030)	33,119,852
Corporate Bonds	42,281,982	1,477,570	(900,098)	42,859,454
Municipal Bonds	24,648,500	619,137	(232,320)	25,035,317
Total	$107,998,521	$3,285,583	$(1,202,448)	$110,081,656

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-Backed Securities	$2,834,713	$17,220	$—	$2,851,933
Certificate of Deposit	750,000	1,728	—	751,728
Corporate Bonds	4,013,735	—	(42,535)	3,971,200
Government Securities	3,981,161	1,114	—	3,982,275
Municipal Bonds	3,400,019	472	(13,991)	3,386,500
Other	1,400,176	—	—	1,400,176
Long-Term Investments:
Asset-backed Securities	41,372,112	620,756	(226,764)	41,766,104
Corporate Bonds	54,552,964	355,627	(371,074)	54,537,517
Government Securities	6,206,437	13,124	(20,026)	6,199,535
Municipal Bonds	40,542,837	209,564	(1,294,083)	39,458,318
VOXX Common Stock	48,774,886	7,502,949	(8,574,932)	47,702,903
Total	$207,829,040	$8,722,554	$(10,543,405)	$206,008,189

Unrealized losses on available-for-sale securities as of June 30, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$888,851	$5,969,691
Loss duration of greater than one year	313,597	7,586,624
Total	$1,202,448	$13,556,315

Unrealized losses on available-for-sale securities as of December 31, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$587,357	$46,365,022
Loss duration of greater than one year	1,381,116	32,602,844
Total	$1,968,473	$78,967,866

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

Fixed income securities as of June 30, 2025 have contractual maturities as follows:

Due within one year	$8,100,422
Due between one and five years	47,315,213
Due over five years	53,699,410
$109,115,045

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2025	December 31, 2024
Raw materials	$282,343,416	$307,098,829
Work-in-process	47,468,017	48,098,732
Finished goods	145,908,230	81,299,884
Total Inventory	$475,719,663	$436,497,445

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Net Income	$96,039,584	$86,040,438	$190,913,629	$194,271,153
Less: Dividends and undistributed earnings allocated to participating securities	1,412,231	1,202,737	3,473,779	2,782,172
Net Income available to common shareholders	$94,627,353	$84,837,701	$187,439,850	$191,488,981

Basic weighted average shares outstanding	219,631,876	227,377,169	221,376,755	227,490,367
Net Income per share - Basic	$0.43	$0.37	$0.85	$0.84

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$94,627,353	$84,837,701	$187,439,850	$191,488,981
Reallocation of undistributed earnings	—	1,578	77	3,968
Net Income available to common shareholders - Diluted	$94,627,353	$84,839,279	$187,439,927	$191,492,949

Number of shares used in basic computation	219,631,876	227,377,169	221,376,755	227,490,367
Additional weighted average dilutive common stock equivalents	—	431,760	8,845	454,753
Diluted weighted average shares outstanding	219,631,876	227,808,929	221,385,600	227,945,120

Net Income per share - Diluted	$0.43	$0.37	$0.85	$0.84

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	3,694,254	435,981	3,386,076	422,639

(7)    Stock-Based Compensation Plans
As of June 30, 2025, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $7.6 million and $16.3 million for the three and six months ended June 30, 2025, respectively. The Company recognized compensation expense for share-based payments of $11.0 million and $21.5 million for the three and six months ended June 30, 2024, respectively. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons' incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2025, 12,415,445 share awards have been made under the Plan, resulting in 34,508,688 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,195,431	1.00	5,195,431
Restricted Stock	5,960,047	4.06	24,197,791
Performance Shares	1,259,967	4.06	5,115,466
Total	12,415,445		34,508,688
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of June 30, 2025, there was $4.8 million of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dividend Yield (1)	1.63%	1.62%	1.63%	1.63%
Expected volatility (2)	24.85%	28.00%	25.23%	28.15%
Risk-free interest rate (3)	3.79%	4.33%	3.88%	4.27%
Expected term of options (years) (4)	4.14	4.14	4.14	4.14
Weighted-avg. grant date fair value	$4.87	$8.49	$5.11	$8.78
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2025, the Company had unearned stock-based compensation of $56.1 million associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants for the three and six months ended June 30, 2025 was $5.0 million and $10.9 million, respectively. Compensation expense from restricted stock grants for the three and six months ended June 30, 2024 was $6.9 million and $13.6 million, respectively.

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

As of June 30, 2025, the Company had unearned stock-based compensation of $13.1 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants for the three and six months ended June 30, 2025 was $0.9 million and $2.0 million, respectively. Compensation expense related to these performance share grants for the three and six months ended June 30, 2024 was $2.0 million and $3.8 million, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants for the three and six months ended June 30, 2025 was $0.5 million and $0.9 million, respectively. Compensation expense related to these retention grants for the three and six months ended June 30, 2024 was $0.4 million and $0.9 million, respectively.

Employee Stock Purchase Plan

The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of June 30, 2025, the Company has issued 673,245 shares under this plan.

(8)    Comprehensive Income (Loss)

Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on certain debt securities, foreign currency translation adjustments, and derivative instruments.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(6,162,966)	$(5,484,932)	$(5,817,736)	$(4,534,719)
Other comprehensive income (loss)	2,109,011	(509,541)	1,763,781	(1,459,754)
Net current-period change	2,109,011	(509,541)	1,763,781	(1,459,754)
Balance at end of period	(4,053,955)	(5,994,473)	(4,053,955)	(5,994,473)

Unrealized gains (losses) on debt securities:
Balance at beginning of period	1,132,844	(1,981,394)	(591,605)	(2,022,403)
Other comprehensive income (loss) before reclassifications	1,107,816	(281,297)	1,480,018	(829,754)
Amounts reclassified from accumulated other comprehensive income (loss)	(599,514)	281,511	752,733	870,977
Net current-period change	508,302	214	2,232,751	41,223
Balance at end of period	1,641,146	(1,981,180)	1,641,146	(1,981,180)

Unrealized gains on derivatives:
Balance at beginning of period	—	—	—	—
Other comprehensive loss before reclassifications	(1,235,940)	—	(1,235,940)	—
Amounts reclassified from accumulated other comprehensive loss	252,100	—	252,100	—
Net current-period change	(983,840)	—	(983,840)	—
Balance at end of period	(983,840)	—	(983,840)	—

Accumulated other comprehensive loss, end of period	$(3,396,649)	$(7,975,653)	$(3,396,649)	$(7,975,653)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gains (losses) on debt securities
Realized gain (loss) on sale of securities	$758,879	$(356,343)	$(952,826)	$(1,102,503)	Other, net
(Benefit) provision for income taxes	(159,365)	74,832	200,093	231,526	Provision for income taxes
Total net reclassifications for the period	$599,514	$(281,511)	$(752,733)	$(870,977)

Unrealized gains (losses) on derivatives
Realized loss on sale of settlement of derivatives	$(373,205)	$—	$(373,205)	$—	Other, net
Provision for income taxes	$121,105	—	$121,105	—	Provision for income taxes
Total net reclassifications for the period	$(252,100)	$—	$(252,100)	$—

Total reclassifications for the period	$347,414	$(281,511)	$(1,004,833)	$(870,977)

(9)    Debt and Financing Arrangements

On February 21, 2023, the Company entered into a credit agreement with PNC as the administrative agent and sole lender (the "Credit Agreement"), that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million (the "Revolver") that matures on February 21, 2026. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of June 30, 2025, there was no outstanding balance on the Revolver.

As of June 30, 2025, the Company is in compliance with its covenants under the Credit Agreement.

The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 16), has a loan agreement with the shareholders of one of its joint ventures. The loan balance outstanding at June 30, 2025 was $3.9 million and represents the portion of the loan payable to the joint venture partner. A similar loan balance due to VOXX from the joint venture partner eliminates in consolidation. All amounts outstanding under the loan will mature and become payable on September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either a put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.5% and the loan is secured by a second priority lien on and secured interest in all assets of VOXX's subsidiary Onkyo Technology KK ("Onkyo").

(10)    Equity

The decrease in common stock for the six months ended June 30, 2025, was primarily due to the repurchases of 8.8 million shares, partially offset by the issuance of 1.1 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease for the six months ended June 30, 2025 was 7.7 million shares.

The Company recorded a cash dividend of $0.120 per share during the second quarter of 2025 as compared to a cash dividend of $0.120 per share during the second quarter of 2024. The second quarter 2025 dividend of $26.3 million was declared on May 28, 2025, and was paid on July 23, 2025.

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

(12)    Segment Reporting

ASC 280, Segment Reporting, requires that a public business entity report financial and descriptive information about its reportable operating segments, subject to certain aggregation criteria and quantitative thresholds. Operating segments are defined by ASC 280 as components of a public business entity about which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer. The CODM evaluates performance and allocates resources based upon a number of factors, including the nature of the business, relevant industry, and profitability of the same, with the primary profit measure being income (loss) from operations of each segment. The CODM uses this information to evaluate the profitability of the Company's reportable segments and make decisions on future business plans.
In connection with the acquisition of VOXX (see Note 16), effective April 1, 2025, the Company reorganized its financial reporting into nine distinct operating segments based on its products and internal organizational structure. These operating segments are disclosed by the Company under three reportable segments, which are Automotive Products, Premium Audio Products, and Other. The Company's Automotive Products segment develops and manufactures digital vision and connected car products and electronics, including: automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other electronics. The Company's Premium Audio Products segment designs, manufactures, markets, and distributes high quality audio equipment designed to deliver superior sound quality and performance, including premium loudspeakers, architectural speakers, commercial and cinema speakers, wireless and Bluetooth speakers, A/V receivers, and home theater systems. The Company's Other segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Nanofiber, Medical, Aftermarket, Consumer Electronics, and Biometrics. As there was no change to legacy operating segments of Gentex or how the legacy operations are organized and evaluated by the CODM, the Company determined it is not necessary to recast its prior year segment presentation or perform goodwill impairment testing.
The segments share many common resources, infrastructures, and assets in the normal course of business. Thus, the Company does not report assets or capital expenditures by segment to the CODM.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents net sales and the significant expense categories that are included in reportable segment operating profit, which are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales:
Automotive Products	$578,129,026	$559,290,095	$1,141,993,285	$1,136,892,291
Premium Audio Products	44,490,597	—	44,490,597	—
Other	35,238,587	13,635,683	48,147,418	26,258,698
Total	$657,858,210	$572,925,778	$1,234,631,300	$1,163,150,989

Cost of Goods Sold:
Automotive Products	$372,449,869	$375,365,300	$747,947,061	$755,292,167
Premium Audio Products	32,612,485	—	32,612,485	—
Other	27,504,953	8,997,169	37,047,264	17,057,906
Total	$432,567,307	$384,362,469	$817,606,810	$772,350,073

Operating Expenses:
Automotive Products	$76,596,788	$69,272,622	$147,673,613	$137,401,810
Premium Audio Products	13,964,761	—	13,964,761	—
Other	16,209,219	4,406,665	23,878,875	9,168,772
Total	$106,770,768	$73,679,287	$185,517,249	$146,570,582

Depreciation and Amortization:
Automotive Products	$24,567,309	$22,150,605	$48,033,592	$44,093,697
Premium Audio Products	168,533	—	168,533	—
Other	1,117,817	640,156	1,931,220	1,438,905
Corporate	1,517,715	1,197,603	2,747,098	2,409,530
Total	$27,371,374	$23,988,364	$52,880,443	$47,942,132

Income (Loss) from Operations:
Automotive Products	$130,045,214	$114,652,174	$246,372,611	$244,198,314
Premium Audio Products	(2,086,649)	—	(2,086,649)	—
Other	(9,438,430)	231,848	(12,778,721)	32,020
Total	$118,520,135	114,884,022	$231,507,241	$244,230,334

(13)    Income Taxes
The effective tax rate was 17.2% for the three months ended June 30, 2025, compared to an effective tax rate of 15.1% for the three months ended June 30, 2024. The effective tax rate was 16.8% for the six months ended June 30, 2025, compared to an effective tax rate of 15.2% for the same period in 2024. Change in the effective tax rates during these periods were driven by lower tax benefits on stock-based compensation in the 2025 periods, compared to the 2024 periods. Generally, effective tax rates for these periods differ from statutory federal income tax rates due to provisions for state and local income taxes, the foreign-derived intangible income tax ("FDII") deduction, and research and development tax credits.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)    Revenue

The following table shows the Company’s Automotive revenue, Premium Audio revenue and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the three and six months ended June 30, 2025 and 2024 (which did not include VOXX), respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2025	2024	2025	2024
Automotive Products
U.S.	$172,204,462	$164,948,637	$335,585,400	$330,089,259
Japan	96,094,581	82,261,793	194,459,984	171,266,421
Germany	67,662,895	71,510,830	132,680,756	147,205,718
Korea	56,610,947	31,457,450	94,806,280	85,152,562
Mexico	45,702,656	47,955,922	93,351,532	85,577,085
China	35,081,549	50,952,480	76,035,949	98,301,934
Other	104,771,936	110,202,983	215,073,384	219,299,312
Total Automotive Products	$578,129,026	$559,290,095	$1,141,993,285	$1,136,892,291

Premium Audio Products
U.S.	$29,933,112	$—	$29,933,112	$—
Other	14,557,485	—	14,557,485	—
Total Premium Audio Products	$44,490,597	—	$44,490,597	—

Other	35,238,587	13,635,683	48,147,418	26,258,698
Total Revenue	$657,858,210	$572,925,778	$1,234,631,300	$1,163,150,989

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

The following table disaggregates the Company’s Automotive, Premium Audio, and Other revenue by major source for the three and six months ended June 30, 2025 and 2024 (which did not include VOXX),

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2025	2024	2025	2024
Automotive Products
Automotive Mirrors & Electronics	$548,897,948	$530,558,700	$1,079,029,377	$1,080,743,130
HomeLink Modules*	29,231,078	28,731,395	62,963,908	56,149,161
Total Automotive Products	$578,129,026	$559,290,095	$1,141,993,285	$1,136,892,291

Premium Audio Products
Premium Speaker Products	$32,430,491	$—	$32,430,491	$—
Premium Receiver Products	12,060,106	—	12,060,106	—
Total Premium Audio Products	$44,490,597	$—	$44,490,597	$—

Other
Fire Protection Products	$8,082,207	$7,353,664	$14,799,977	$14,189,702
Windows Products	3,996,515	6,286,593	8,887,501	12,057,394
Medical Products	245,421	(4,574)	632,256	11,602
Aftermarket Products	15,223,080	—	15,223,080	—
Consumer Electronic Products	7,477,039	—	7,477,039	—
Biometric Products	214,325	—	1,127,565	—
Total Other	$35,238,587	$13,635,683	$48,147,418	$26,258,698

Total Revenue	$657,858,210	$572,925,778	$1,234,631,300	$1,163,150,989
*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

Sales Incentives
In conjunction with the acquisition of VOXX on April 1, 2025, the Company assumed liabilities for sales incentives valued at $13.0 million. Sales incentives are offered to to customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606"). These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, either the most likely amount or expected value methods are utilized to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout. All costs associated with sales incentives are classified as a reduction of net sales. Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results. The balance of accrued sales incentives at June 30, 2025 was $12.8 million and is included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" on the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 7 years. The weighted average remaining lease term for operating leases as of June 30, 2025 was 3 years, with a weighted average discount rate of 5.3%.

Future minimum lease payments for operating leases as of June 30, 2025 were as follows:

Year ending December 31,

2025 (excluding the six months ended June 30, 2025)	$1,945,507
2026	2,960,319
2027	2,135,249
2028	1,645,337
2029	772,904
Thereafter	287,219
Total future minimum lease payments	9,746,535
Less imputed interest	(729,590)
Total	$9,016,945

Reported as of June 30, 2025

Accrued Liabilities	$3,342,085
Other Non-Current Liabilities	5,674,860
Total	$9,016,945

(16)    Acquisitions

VOXX International Corporation

On April 1, 2025 (the "Closing Date"), the Company completed its acquisition of VOXX pursuant to the previously announced Merger Agreement. Pursuant to the terms and conditions set forth in the Merger Agreement, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share, resulting in VOXX becoming a wholly owned subsidiary of Gentex as of the Closing Date. Cash consideration totaling $148.3 million was paid by the Company on the Closing Date out of cash on hand. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations ("ASC 805"), and accordingly, the results of operations and cash flows for VOXX have been included in the Company's Unaudited Condensed Consolidated Financial Statements since the Closing Date.

Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment as an equity method investment, as the Company had the ability to exercise significant influence, but not control, over VOXX (see Note 4). The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. As the Company previously recorded changes in fair value of the equity method investment in Investment

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income (loss), net, in the Unaudited Condensed Consolidated Statements of Income each reporting period, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.

VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock LLC ("EyeLock®"), a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion LLC joint venture. This additional interest in BioCenturion LLC was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both compliment the Company's existing businesses and help Gentex continue to expand in the consumer technology and connected home space. The Company will also gain broader access to the EyeLock® iris biometric technology, which will provide further product applications in the Gentex automotive, aerospace, and medical markets.

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed, as of the Closing Date. The fair value of the Class A Common

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock acquired through this step acquisition is included in the totals presented below:

April 1, 2025

Total Consideration:
Cash paid	$148,256,998
Less: cash acquired	(9,077,136)
Total cash paid, net	139,179,862
Fair value of previously held investment in VOXX	48,478,560
Total transaction consideration, net	$187,658,422

Preliminary Allocation:
Assets acquired
Accounts receivable	$56,719,726
Inventory	96,718,000
Prepaid expenses and other current assets	20,294,973
Income tax recoverable	5,243,038
Property, plant, and equipment	44,977,000
Equity investment	19,000,000
Deferred tax asset	32,537,099
Operating lease, right of use assets	5,404,163
Other assets	3,445,075
Total assets acquired, excluding cash	284,339,074

Liabilities assumed:
Accounts payable	31,347,556
Accrued expenses and other current liabilities	38,740,969
Accrued sales incentives	13,031,777
Income taxes payable	684,033
Debt	3,909,290
Other tax liabilities	791,593
Operating lease liabilities	3,435,604
Other liabilities	1,260,830
Total liabilities assumed	93,201,652

Redeemable and non-redeemable non-controlling interests in consolidated subsidiaries	3,479,000

Net assets acquired, excluding cash	$187,658,422

The preliminary fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The purchase price allocation above is preliminary, given the relatively recent timing of the Closing Date. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital, real property, equity method investments, and non-controlling

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interests, and expect to finalize the purchase price allocation no later than one year after the acquisition date, which is April 1, 2026, in accordance with applicable guidance. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value.

Net sales attributable to VOXX in the Company's Unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2025 were $78.8 million. The net loss attributable to Voxx for the three and six months ended June 30, 2025 was $4.0 million. During the three and six months ended June 30, 2025, the Company incurred $2.3 million and $3.1 million, respectively, in acquisition costs related to the VOXX acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income. VOXX's results of operations are included in the consolidated financial statements of the Company within the Automotive, Premium Audio, Aftermarket, Consumer Electronics, and Biometrics operating segments. The Aftermarket, Consumer Electronics, and Biometrics operating segments are presented within the Company's Other reportable segment.

The non-controlling interests included in the net assets acquired in the transaction are comprised of a redeemable non-controlling interest in VOXX's Onkyo subsidiary, and a non-redeemable non-controlling interest in its EyeLock® subsidiary. In conjunction with VOXX's acquisition of Onkyo, a joint venture was formed between VOXX's wholly-owned Premium Audio Company ("PAC") subsidiary and its partner Sharp Corporation ("Sharp"). PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns 22.8% of the joint venture and has a 14.9% voting interest. The joint venture agreement between PAC and Sharp contains a put/call option, whereby Sharp has the right to put its interest in the joint venture back to VOXX and VOXX has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025, at a purchase price based on a formula as defined in the joint venture agreement.

The Onkyo non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Unaudited Condensed Consolidated Balance Sheet as the exercise of the put/call option is not within VOXX’s control. The following table provides the rollforward of the redeemable non-controlling interest for the six months ended June 30, 2025:

Redeemable Non-controlling Interest
Balance at January 1, 2025	$—
Acquisition of redeemable non-controlling interest at fair value on April 1, 2025	2,823,000
Net loss	(332,739)
Balance at June 30, 2025	2,490,261

GalvanEyes LLC

In November 2024, the Company, in the ordinary course of business, acquired GalvanEyes LLC, ("GalvanEyes") which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock®. The Company paid $2.9 million in cash, as well as an earnout over the next fifteen calendar years, not to exceed $15 million in the aggregate, for which the acquisition date fair value is estimated at $1.5 million. The earnout is based on adjusted earnings before interest and taxes. The Company has accounted for the acquisition under the provisions of ASC 805. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of identifiable intangible assets, net working capital, contingent liabilities, non-controlling interest, and the resulting effects on the amount of recorded goodwill. The Company expects to finalize these matters within the measurement period in accordance with applicable guidance, which is currently expected to remain open through the third quarter of 2025. The Company has consolidated GalvanEyes, and the joint venture BioCenturion, in the Company's Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024 in accordance with

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASC 810, Consolidation. Approximately $0.2 million and $1.1 million of revenue and $0.6 million and $1.8 million of net loss of the business of GalvanEyes and BioCenturion is included in the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025, in each case respectively. GalvanEyes and BioCenturion's results of operations are included in the consolidated financial statements of Gentex within its Biometrics operating segment, which is presented within the Company's Other reportable segment.

At December 31, 2024, the Company had $4.1 million in non-controlling interest related to BioCenturion. In conjunction with the acquisition of VOXX on April 1, 2025, the Company acquired VOXX's interest in BioCenturion through its majority ownership of Eyelock® for cash consideration of $4.1 million. Prior to the acquisition of this additional equity interest, the Company's 50% interest in BioCenturion was accounted for as a variable interest entity for which Gentex was the primary beneficiary, and was consolidated within the Company's financial statements, with the remaining 50% interest of BioCenturion presented within non-controlling interest.

BioConnect Inc.

Subsequent to June 30, 2025, on July 1, 2025, in the ordinary course of business, the Company completed its acquisition of BioConnect Inc. ("BioConnect"), for a purchase price of $12.5 million, subject to adjustment for working capital plus related transaction fees and expenses. BioConnect is a multi-modal biometric authentication platform provider for access control, and the Company intends to utilize the acquisition to expand its reach in the biometric industry.

Due to the proximity of the closing date of the BioConnect acquisition with the date of filing of this Quarterly Report on Form 10-Q, the initial accounting for the transaction is not yet completed. Significant, relevant information needed to complete the initial accounting, including the identification and measurement of the fair value of the assets and liabilities of BioConnect, is pending. As a result, it is not practicable to disclose the preliminary allocation of the purchase price to assets acquired and liabilities assumed, or to provide other related disclosures. The accounting impact of this acquisition and the operating results of BioConnect will be included in the consolidated financial statements beginning in the Company's third quarter of 2025.

During the three and six months ended June 30, 2025, the Company incurred $0.2 million in acquisition costs related to the BioConnect acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income. BioConnect's results of operations will be included in the consolidated financial statements of Gentex within its Biometrics operating segment, which is presented within the Company's Other reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

NON-GAAP MEASURES
The following discussion includes Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss) Attributable to Gentex Corporation, and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation, which are non-GAAP measures. See section Non-GAAP Financial Measures for the most directly comparable GAAP measures, definitions of these terms, and reconciliations between such non-GAAP measures and the most directly comparable GAAP measures, as well as a discussion of why the Company believes this non-GAAP information is useful to investors and how management uses such non-GAAP information.

SECOND QUARTER 2025 VERSUS SECOND QUARTER 2024
Net Sales. Consolidated net sales for the second quarter of 2025 increased by $84.9 million or 15%, when compared with the second quarter of 2024, which did not include VOXX. Gentex completed its acquisition of VOXX on April 1, 2025, which contributed $78.8 million of revenue for the second quarter of 2025. Core Gentex revenue (excluding VOXX) was $579.0 million in the second quarter of 2025, which was a 1% increase versus the second quarter of 2024, in comparison to light vehicle production in the Company's primary markets that decreased by approximately 2% in the second quarter of 2025 versus the second quarter of 2024.
Core Gentex Automotive net sales (excluding VOXX) for the second quarter of 2025 were $566.5 million, a 1% increase when compared with automotive net sales of $559.3 million in the second quarter of 2024. The 5% decrease in automotive mirror unit shipments in the second quarter of 2025 to 11.6 million units, compared with 12.2 million units in the second quarter of 2024, was driven by a 13% quarter over quarter decrease in exterior auto-dimming mirror unit shipments, while total interior auto-dimming mirror unit shipments were relatively flat quarter over quarter.

The below table represents the Company's auto-dimming mirror unit shipments for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
North American Interior Mirrors	2,221	2,346	(5)%	4,470	4,608	(3)%
North American Exterior Mirrors	1,524	1,705	(11)%	2,895	3,326	(13)%
Total North American Mirror Units	3,746	4,051	(8)%	7,365	7,934	(7)%

International Interior Mirrors	5,313	5,189	2%	10,453	10,744	(3)%
International Exterior Mirrors	2,517	2,944	(15)%	5,300	5,978	(11)%
Total International Mirror Units	7,830	8,133	(4)%	15,753	16,721	(6)%

Total Interior Mirrors	7,534	7,535	—%	14,923	15,352	(3)%
Total Exterior Mirrors	4,041	4,649	(13)%	8,194	9,304	(12)%
Total Auto-Dimming Mirror Units	11,575	12,184	(5)%	23,118	24,655	(6)%
Note: Percent change and amounts may not total due to rounding.

Core Gentex Other net sales (excluding VOXX) were $12.5 million in the second quarter of 2025, compared to $13.6 million in the second quarter of 2024, a decrease of 8%. Other net sales for the second quarter of 2025 included biometric product sales of $0.2 million generated from the Company's GalvanEyes subsidiary (acquired in the fourth quarter of 2024), which owned 100% of BioCenturion in the second quarter of 2025, as well as $0.2 million in sales of medical devices from the previously acquired eSight Go product line, which as previously announced, began shipments during the third quarter of 2024. Fire protection sales were $8.1 million in the second quarter of 2025, compared to $7.4 million in the same quarter of last year. Dimmable aircraft sales decreased during the second quarter of 2025 to $4.0 million, compared to $6.3 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 65.8% for the second quarter of 2025, versus 67.1% in the same quarter last year, which did not include VOXX. The quarter over quarter increase in the gross margin resulted primarily from purchasing cost reductions, improved product mix, and operational efficiencies, which were partially offset by tariff related costs that were not reimbursed in the quarter. The core Gentex gross margin (excluding VOXX) was 35.3%, representing a 240 basis-point increase compared to the second quarter of 2024. The consolidated adjusted gross margin was 34.6%, reflecting the exclusion of a $2.5 million expense related to purchase accounting adjustments recorded under ASC 805, "Business Combinations," in connection with the VOXX acquisition.
Operating Expenses. Total operating expenses were $106.8 million in the second quarter of 2025, an increase of 45% quarter over quarter or $33.1 million, compared to $73.7 million in the second quarter of 2024, which did not include VOXX. The increase was primarily due to the VOXX acquisition, which accounted for $23.9 million of the increase (excluding acquisition and severance costs). Additionally, in the second quarter of 2025, the Company incurred $2.5 million in acquisition-related costs and $6.8 million in severance related expenses, neither of which were present in the second quarter of 2024. Core Gentex operating expenses (excluding VOXX) were $80.7 million compared to $73.7 million during the second quarter of 2024. The increase in core Gentex operating expenses included $1.0 million in acquisition-related costs and $6.2 million attributable to Gentex-specific severance expenses.

Engineering, research and development ("E, R & D") expenses for the second quarter of 2025 increased by $7.5 million, when compared with the second quarter of 2024, primarily due to the VOXX acquisition, as well as staffing and engineering related professional fees.
.
Selling, general and administrative ("S, G & A") expenses increased by 63% or $18.8 million for the second quarter of 2025, compared to the second quarter of 2024, primarily due to the VOXX acquisition. S, G & A expenses were approximately 7% of net sales in the second quarter of 2025, compared to 5% in the second quarter of 2024, which did not include VOXX.

Total Other Loss, Net. Total other loss, net for the second quarter of 2025 was $3.0 million, when compared with $13.6 million for the second quarter of 2024. During the second quarter of 2025, the total other loss included an impairment of $6.2 million related to one of the Company's equity method investments. In comparison, total other loss, net, in the second quarter of 2024 included a $16.6 million loss resulting from the fair value adjustment of its investment in VOXX.

Provision for Income Taxes. The effective tax rate was 17.2% for, and an income tax expense of $19.8 million was recorded in, the second quarter of 2025, compared to an effective tax rate of 15.1% for, and an income tax expense of $15.3 million recorded in, the same quarter of 2024. The quarter over quarter change in the effective tax rate was driven by lower tax benefits on stock-based compensation in the second quarter of 2025, compared to the second quarter of 2024, as well as reduced quarter over quarter benefit from the FDII deduction. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDII deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex for the second quarter of 2025 was $96.0 million, up 12% from a net income attributable to Gentex of $86.0 million in the second quarter of 2024, which did not include VOXX. The increase in net income for the second quarter of 2025 was driven by higher income from operations, supported by gross margin expansion. Consolidated adjusted net income attributable to Gentex of $105.8 million was up 23% on a quarter-over-quarter basis, when adjusted for acquisition-related expenses and severance costs.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the second quarter of 2025 of $0.43, which compared to earnings per diluted share of $0.37 for the second quarter of 2024, which did not include VOXX. Adjusted earnings per diluted share attributable to Gentex was $0.47, a 27% increase when adjusted for acquisition-related expenses and severance costs.

NON-GAAP FINANCIAL MEASURES:

Financial information for the three months ended June 30, 2025 is provided in accordance with Generally Accepted Accounting Principles ("GAAP"). In addition, the Company believes that it is useful for the three months ended June 30, 2025 to provide certain non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss) Attributable to Gentex Corporation, and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation, with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" table below. This non-GAAP financial information allows investors to evaluate current performance in the Company's core business in relation to historical performance by excluding the impact of certain purchase price adjustments pursuant to ASC 805, Business Combinations, acquisition related costs, and severance costs set forth in the table below.

The Company believes that the presentation of these non-GAAP financial measures provides insight into the Company's core performance and trends with respect to the same. Management of the Company similarly uses such non-GAAP financial measures in assessing the business internally. A reconciliation of Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss) Attributable to Gentex Corporation, and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation to the most directly comparable GAAP measures is provided in the attached "Reconciliation of non-GAAP Measures" tables below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures. All non-GAAP financial measures are subject to inherent limitations because not all of the expenses required by GAAP are included.

Reconciliation of Non-GAAP Measures
			(Unaudited)
	Supplemental Information		Three Months Ended June 30,
	Gentex	VOXX	Consolidated 2025	Consolidated 2024

Gross Profit - GAAP	$204,479,347	$20,811,556	$225,290,903	$188,563,309
Inventory purchase price step-up adjustments pursuance to ASC 805	—	2,498,442	2,498,442	—
Adjusted Gross Profit - (Non-GAAP)	$204,479,347	$23,309,998	$227,789,345	$188,563,309

Gross Margin - GAAP	35.3%	26.4%	34.2%	32.9%
Adjusted Gross Margin - (Non-GAAP)	35.3%	29.6%	34.6%	32.9%

Operating Expenses - GAAP	80,718,427	26,052,341	106,770,768	73,679,287
Less:
Acquisition Related Costs	957,207	1,515,844	2,473,051	—
Severance Costs	6,196,902	587,234	6,784,136	—
Adjusted Operating Expenses - (Non-GAAP)	$73,564,318	$23,949,263	$97,513,581	$73,679,287

Income (Loss) from Operations - GAAP	123,760,920	(5,240,785)	$118,520,135	$114,884,022
Inventory purchase price step-up adjustments pursuance to ASC 805	—	2,498,442	2,498,442	—
Acquisition Related Costs	957,207	1,515,844	2,473,051	—
Severance Costs	6,196,902	587,234	6,784,136	—
Adjusted Income (Loss) from Operations - (Non-GAAP)	$130,915,029	$(639,265)	$130,275,764	$114,884,022

Adjusted Net Income (Loss) and Adjusted Earnings per Diluted Share: Adjusted Net Income Attributable to Gentex Corporation and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation are also presented as supplemental measures of the Company's performance for the same reasons set forth above. Adjusted Net Income (Loss) is defined as Net Income (Loss) adjusted for purchase price adjustments pursuant to ASC 805, acquisition related costs, and severance costs during the second quarter of 2025. Adjusted Earnings per Diluted Share is defined as Adjusted Net Income (Loss) divided by weighted average diluted shares outstanding.

Reconciliation of Non-GAAP Measures (continued)
			(Unaudited)
			Three Months Ended June 30,
	Gentex	VOXX	Consolidated 2025	Consolidated 2024

Net Income (Loss) Attributable to Gentex Corporation - GAAP	$100,082,631	$(4,043,047)	$96,039,584	$86,040,438
Inventory purchase price step-up adjustments pursuance to ASC 805, net of tax	—	2,068,710	2,068,710	—
Acquisition Related Costs, net of tax	792,567	1,255,119	2,047,686	—
Severance Costs, net of tax	5,131,035	486,230	5,617,265	—
Net Income (Loss) Attributable to Gentex Corporation - (Non-GAAP)	$106,006,233	$(232,988)	$105,773,245	$86,040,438

Adjusted Earnings Per Share:
Basic	$0.48	$—	$0.47	$0.37
Diluted	$0.48	$—	$0.47	$0.37

SIX MONTHS ENDED JUNE 30, 2025 VERSUS SIX MONTHS ENDED JUNE 30, 2024
Net Sales. Consolidated net sales for the six months ended June 30, 2025 increased by $71.5 million or 6%, when compared with the same period in 2024, with VOXX contributing $78.8 million of revenue during the six months ended June 30, 2025 and nothing in the prior year period. Core Gentex revenue (excluding VOXX) was $1.2 billion in the six months ended June 30, 2025, which was a 1% decrease versus the six months ended June 30, 2024, in comparison to light vehicle production in the Company's primary markets that decreased by approximately 2% versus the first half of 2024.
Gentex Automotive net sales were relatively flat for the six months ended June 30, 2025 as compared to the same prior period in 2024, with approximately $1.1 billion of net sales in each period. Sales during the six months ended June 30, 2025, were negatively impacted by lower-than-expected sales into the China market due to the impact of counter-tariffs. There was a 6% decrease in automotive mirror unit shipments in the six months ended June 30, 2025 to 23.1 million units, compared with 24.7 million units in the same period in 2024, which was driven by a 3% period over period decrease in interior auto-dimming mirror unit shipments, and a 12% period over period decrease in exterior auto-dimming mirror unit shipments.
Gentex Other net sales were $25.4 million in the six months ended June 30, 2025, compared to $26.3 million in the same period of 2024, a decrease of 3%. Other net sales for the six months ended June 30, 2025, included biometric product sales of $1.1 million generated from the Company's GalvanEyes subsidiary, as well as $0.6 million in sales of medical devices from the eSight Go product line. Fire protection sales were $14.8 million in the six months ended June 30, 2025, compared to $14.2 million in the same period of last year. Dimmable aircraft sales decreased during the six months ended June 30, 2025 to $8.9 million, compared to $12.1 million in the same period of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.2% for the six months ended June 30, 2025, versus 66.4% in the same period last year, which did not include VOXX. The change in the gross margin was driven in part by the addition of VOXX, which had a negative impact of 50 basis points for the six months ended June 30, 2025, as well as increased tariff related costs that were not reimbursed in the period. Those factors were, however, offset by the positive impact of purchasing cost reductions, improved product mix, and operational efficiencies.
Operating Expenses. Total operating expenses were $185.5 million in the six months ended June 30, 2025, an increase of 26.6% year over year or $38.9 million, compared to $146.6 million in the same period of 2024, which did not include VOXX. The increase was primarily due to the VOXX acquisition, which accounted for $23.9 million of the increase (excluding acquisition and severance costs). Additionally, the Company incurred $3.2 million in acquisition-related costs and $9.7 million in severance related expenses, neither of which were present in the comparable prior year period.

E, R & D expenses for the six months ended June 30, 2025 increased by $11.2 million, when compared with the same period of 2024, due to the VOXX acquisition, as well as staffing and engineering related professional fees.
.
S, G & A expenses for the six months ended June 30, 2025 increased $18.1 million to $78.4 million, when compared to $60.4 million for the same period in 2024. S, G & A expenses were approximately 6% of net sales in the six months ended June 30, 2025, and approximately 5% of net sales in the same period in 2024. S, G, & A expenses increased on a year over year basis primarily due to the VOXX acquisition.
Total Other Loss, Net. Total other loss, net for the six months ended June 30, 2025 was $2.4 million, compared $15.3 million for the same period last year. During the six months ended June 30, 2025, the total other loss, net included an impairment of $6.2 million related to one of the Company's equity method investments. In comparison, the six months ended June 30, 2024, included a $23.8 million loss resulting from the fair value adjustment of the Company's investment in VOXX.
Provision for Income Taxes. The effective tax rate was 16.8% for the six months ended June 30, 2025, compared to 15.2% for the same period of 2024. The period over period change in the effective tax rate was driven by lower tax benefits on stock-based compensation compared to the first six months of 2024. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDII deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex Corporation for the six months ended June 30, 2025 decreased by $3.4 million or 2% to $190.9 million, compared to $194.3 million in the same period last year, which did not include VOXX. The decrease in net income for the six months ended June 30, 2025, was primarily the result of lower income from operations and higher operating expenses compared to the same prior period.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the six months ended June 30, 2025 of $0.85, compared to earnings per diluted share of $0.84 for the six months ended June 30, 2024, which did not include VOXX.

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2025 were $119.8 million, a decrease of $113.5 million, compared to $233.3 million as of December 31, 2024. The decrease was primarily due to cash outflows related to the acquisition of VOXX, as well as share repurchases, capital expenditures, dividend payments, and investment purchases, which was partially offset by cash flows from operations and proceeds from the sale of investments during the six months ended June 30, 2025.
Short-term investments as of June 30, 2025 were $21.3 million, down from $22.3 million as of December 31, 2024, and long-term investments were $267.0 million as of June 30, 2025, down from $339.6 million as of December 31, 2024.
Accounts receivable as of June 30, 2025 increased approximately $77.6 million compared to December 31, 2024, primarily due to the sequential increase in sales, which includes the addition of VOXX sales, as well as the timing of customer payments during the six months ended June 30, 2025.
Inventories as of June 30, 2025 were $475.7 million, compared to $436.5 million as of December 31, 2024, primarily due to an increase in finished goods primarily as a result of the acquisition of VOXX.

Accounts payable as of June 30, 2025 increased approximately $36.4 million to $204.7 million, compared to December 31, 2024, primarily driven by timing of payments within the period and the addition of VOXX.
Accrued liabilities as of June 30, 2025 increased approximately $43.9 million compared to December 31, 2024, primarily due to increases in accrued salaries and wages and accrued royalties payable driven by the VOXX acquisition.
Cash flow from operating activities for the six months ended June 30, 2025 increased $55.5 million to $314.6 million, compared with $259.1 million during the same period last year, primarily due to changes in working capital.
Capital expenditures for the six months ended June 30, 2025 were approximately $67.8 million, compared with approximately $63.6 million for the same period last year. The increase was primarily due to timing of payments and an increase in expenditures related to building and facility construction projects beginning during the second half of 2024, as further described below.
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
During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. As previously disclosed, construction began in the third quarter of 2024, with an expected completion date in the second half of 2025. The total cost of the building project is expected to be $15 - $20 million, which is also being funded with cash and cash equivalents on hand.
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

The following is a summary of working capital and long-term investments:

	June 30, 2025	December 31, 2024
Working Capital	$725,042,761	$784,635,494
Fixed Income Long-Term Investments	101,014,623	141,961,474
Total	$826,057,384	$926,596,968

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the six months ended June 30, 2025, the Company repurchased 8,802,415 shares. The Company had 646,983 shares remaining under the plan as of June 30, 2025, as is further detailed in Part II, Item 2 of this Form 10-Q. On July 16, 2025, the Company announced a new share repurchase authorization of 40 million shares in addition to the Company's prior repurchase authorization. With the new authorization, the Company has approximately 40.6 million shares available for repurchase under its share repurchase plan.

BUSINESS UPDATE

For the second quarter of 2025, the Company reported net sales of $657.9 million, compared to net sales of $572.9 million in the second quarter of 2024 (which did not include VOXX), a 15% increase quarter over quarter. Core Gentex revenue (excluding VOXX) for the second quarter of 2025 increased 1% versus the second quarter of 2024, while global light vehicle production in North America, Europe, and Japan/Korea decreased approximately 2% in the second quarter of 2025, when compared to the second quarter of 2024.

In the second quarter of 2025, the Company had 18 net new nameplate launches of interior and exterior auto-dimming mirrors and electronic features, bringing the total number of nameplates launched to 139. Over half of the net launches in the quarter included advanced feature launches.

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

As of the second quarter of 2025, the Company is shipping production Full Display Mirrors® to eighteen different automaker customers and 139 vehicle nameplates. For more information regarding the full display mirror please go to https://www.fulldisplaymirror.com/. The Company remains confident that ongoing discussions with other customers may cause such customers to consider more fully adding the Full Display Mirror® into their product roadmap for future vehicles.

To enhance capability and usability of the Company's Full Display Mirror®, the Company previously introduced its three-camera rear vision system that streams rear video in multiple composite views to its Full Display Mirror®. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety, and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window-based camera and stitched together into multiple composite views, which are streamed to the driver using the Full Display Mirror®. The system’s modular nature lets the automaker customize functionality while offering it as an affordable, optional feature thereby enhancing safety by allowing the system to fail safe. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors, while the corresponding side-view video feed appears in the display until the vehicle passes.

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

The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system, with an estimated 50 million units on the road. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. In 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink app, which uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With the HomeLink app, a HomeLink® button press communicates with the HomeLink app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud, activating the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For automakers, this functionality allows them to offer customizable, yet proven solutions without the engineering efforts or security concerns associated with integrating third party software into the vehicle’s computer network. The Company also continues work on providing HomeLink® applications for alternative automobile and vehicle types which include, but are not limited to, motorcycles, mopeds, snowmobiles, tractors, combines, lawn mowers, loaders, bulldozers, road-graders, backhoes, and golf carts. In 2021, the Company announced Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with the HomeLink app.
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

Medical

In 2020, the Company unveiled an innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This new lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's new intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18-month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. Through 2025, the Company has continued to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining any necessary approvals.

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

Biometric Products

In November 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a majority-owned subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workloads, and organize their data through customized biometric solutions. BioCenturion's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals. With the acquisition of VOXX on April 1, 2025, which included its majority-owned subsidiary EyeLock, the Company now owns a majority interest in BioCenturion. The acquisition has also enabled the Company to gain broader access to the EyeLock® iris biometric technology, which will provide more product applications in the Company's automotive, aerospace, and medical markets.

Fire Protection
During the second quarter of 2025, the Company began shipments of its PLACE product line. PLACE is a suite of advanced, multi-functional smoke and carbon monoxide alarms designed to elevate home safety, comfort, and security through room-specific intelligence. The system is managed via an intuitive mobile app and features an industry-first low-frequency sounder, engineered to improve alarm effectiveness for deep sleepers, children, and individuals with hearing impairments. It also aligns with emerging safety standards, including updated residential codes adopted in states like California.

VOXX Products
With the acquisition of VOXX on April 1, 2025, the Company made a strategic addition to its portfolio of products, as VOXX's product lines will both compliment the Company's existing businesses and help Gentex continue to expand in the consumer technology and connected home space. As a subsidiary of Gentex, VOXX will continue to manufacture and distribute various products across the automotive OEM and aftermarket electronics, consumer technologies, and premium audio global markets.

OTHER

Automotive revenues represent approximately 88% - 92% of the Company's total revenue, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and other automotive electronics.

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

Because the Company sells its products throughout the world, and automotive manufacturing is highly dependent on economic conditions, the Company is affected by uncertain economic conditions that reduce demand for its products, including the current inflationary environment and tariffs. The Company is likewise affected by industry-wide parts shortages and global supply constraints and labor shortages.

The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices, electronics, and other features that it offers for the automotive, premium audio, aerospace, medical, and biometrics industry. Claims of patent infringement can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.

The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its consolidated financial statements.

OUTLOOK

The Company’s current forecasts for light vehicle production for the third quarter of 2025, and full years 2025 and 2026, are based on the mid-July 2025 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Global light vehicle production for the third quarter of 2025 is expected to be relatively flat versus the third quarter of 2024, while light vehicle production in our primary markets is expected to be down approximately 1% in the third quarter of 2025 versus the third quarter of 2024. Global light vehicle production for the fourth quarter of 2025 is expected to be down approximately 6% versus the fourth quarter of 2024, including China, as well as across Gentex’s primary markets of North America, Europe, and Japan/Korea. Full-year 2025 production in the Company's primary markets is expected to be down 3% year-over-year, a notable downgrade from earlier forecasts, and production in North America is projected to fall approximately 4% in 2025 compared to 2024. Third quarter of 2025, and calendar years 2025 and 2026, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-April light vehicle production forecast)
(in Millions)
Region	Q3 2025	Q3 2024	% Change	Calendar Year 2026	Calendar Year 2025	Calendar Year 2024	2026 vs 2025 % Change	2025 vs 2024 % Change
North America	3.78	3.77	—%	14.32	14.85	15.45	(4)%	(4)%
Europe	3.69	3.73	(1)%	16.80	16.74	17.17	—%	(3)%
Japan and Korea	2.92	2.90	1%	11.34	11.87	11.98	(4)%	(1)%
China	7.36	7.30	1%	31.24	31.23	30.09	—%	4%
Total Light Vehicle Production	17.75	17.70	—%	73.70	74.69	74.69	(1)%	—%

Based on the aforementioned light vehicle production forecast, first-half 2025 results, reduced demand in the China market stemming from recently implemented counter-tariffs, and the expected incremental sales contribution from the VOXX acquisition, Gentex announced the revision of its full-year 2025 guidance as of July 25, 2025. This most recent guidance reflects the anticipated impact of all known tariffs effective as of July 25, 2025.

2025 Annual Guidance (as of July 25, 2025)
•Consolidated Revenue: $2.44 – $2.61 billion (Previously: $2.15 – $2.32 billion)
◦Gentex primary markets: $2.10 – $2.20 billion
◦Gentex China market: $100 – $125 million
◦VOXX Revenue estimate: $240 – $280 million

•Gross Margin: 33% – 34% (New consolidated guidance)
◦Gentex (stand-alone): 34% – 34.5% (Previously 33% - 34%)
◦VOXX (stand-alone): 27% – 29%
◦
•Operating Expenses (excluding severance): $370 – $390 million
◦Gentex: $300 – $310 million (unchanged)
◦VOXX: $70 – $80 million

•Tax Rate: 16% – 17% (previously: 15% – 17%)

•Capital Expenditures: $100 – $125 million (unchanged)

•Depreciation & Amortization: $91 – $96 million (New consolidated guidance)
◦Gentex: $90 – $95 million
◦VOXX: $1 - $3 million

Due to ongoing volatility in customer orders and vehicle production volumes, uncertainty related to tariffs, the Ukraine-Russia war, Israel-Hamas war, supply-end labor shortages, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of already in place, and potential additional future tariffs, trade restrictions, and retaliatory measures; light vehicle production levels; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and will further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.

Given the current geopolitical environment, tariff landscape, and evolving customer sourcing strategies, the Company will continue to withhold revenue guidance for calendar year 2026, until the needed visibility to support future guidance is available.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2025, the Company had 0.6 million shares remaining available for repurchase under the previously announced share repurchase plan. On July 16, 2025, the Company announced a new share repurchase authorization of 40 million shares in addition to the Company's prior repurchase authorization. With the new authorization on July 16, 2025, the Company has approximately 40.6 million shares available for repurchase under its share repurchase plan.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, commodity price risk, and tariffs. For the quarter ended June 30, 2025, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2024 are set forth herein.

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
The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty, especially in light of recently imposed incremental tariffs and tariffs threatened to be imposed, in addition to those already existing. One example of the impact on the Company is the proactive decision to halt production and sales of products intended for the China market until customer agreements can be reached. Company input costs are already, and will continue to be, affected by a variety of factors, including: economic and market conditions; inflation; changes in customer demand; supply shortages, constraints, and disruptions; interest rate changes; foreign currency fluctuations; industry actions; and uncertainties in vehicle production schedules, as well as the aforementioned tariffs, trade regulatory actions, and changes in international trade policies, agreements, and/or regulation and competitor activity. Previously enacted tariffs have already increased the Company's input costs and challenge the Company's competitive position. The Executive Branch of the U.S. federal government has suggested the possibility of even more tariffs and tariff increases. While the Company continues to assess the impact of the current tariff and trade environment, tariffs and trade disputes in the geopolitical environment have interfered with and have disrupted automotive supply chains. While further actions regarding tariffs or trade relations between the U.S. and other governments are impossible to predict, the current trade environment has already, and will continue to, negatively impacted the Company’s business, financial condition, and results of operations, especially since the Company primarily manufactures and ships from one location. Any continuance of tariffs currently in place and/or escalation of tariffs and trade disputes will have further adverse impact on the Company’s business.

Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include tariffs that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of July 16, 2025 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first six months of 2025, the Company repurchased 8.8 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 8,802,415 shares during the first six months of 2025, the Company had 646,983 shares remaining under the plan as of June 30, 2025.

The following is a summary of share repurchase activity during each month of the six-month period ended June 30, 2025:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2025	—	$—	—	9,449,398
February 2025	250,015	$24.74	250,015	9,199,383
March 2025	2,850,336	$24.50	2,850,336	6,349,047
1st Quarter 2025 Total	3,100,351	$24.52	3,100,351

April 2025	300,084	$22.02	300,084	6,048,963
May 2025	2,400,790	$22.39	2,400,790	3,648,173
June 2025	3,001,190	$21.93	3,001,190	646,983
2nd Quarter 2025 Total	5,702,064	$22.13	5,702,064

2025 Total	8,802,415		8,802,415	646,983

As of June 30, 2025, the Company has repurchased 171,352,745 shares at a total cost of $3,154,959,796 under its share repurchase plan or as otherwise previously disclosed.

On July 16, 2025, the Company announced a new share repurchase authorization of 40 million shares in addition to the Company's prior repurchase authorization. With the new authorization on July 16, 2025, the Company has approximately 40.6 million shares available for repurchase under its share repurchase plan.

Item 6.    Exhibits.

See Exhibit Index on Page 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 8, 2025	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 8, 2025	/s/ Kevin C. Nash
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