Form 10-Q
period 2025-09-30
GENTEX CORP
filed 2025-11-07
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 24, 2025
Common Stock, $.06 Par Value	218,942,919

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2025
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2025 and December 31, 2024

	September 30, 2025 (Unaudited)	December 31, 2024 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,589,422	$233,318,766
Short-term investments	4,815,376	22,304,829
Accounts receivable, net	384,673,839	295,344,353
Inventories, net	499,243,613	436,497,445
Prepaid expenses and other	101,151,652	49,862,777
Total current assets	1,168,473,902	1,037,328,170

PLANT AND EQUIPMENT—NET	799,496,473	728,481,467

OTHER ASSETS
Goodwill	356,913,957	340,668,927
Long-term investments	247,357,706	339,604,044
Intangible assets, net	191,437,576	195,157,160
Deferred tax asset	92,660,519	53,154,832
Patents and other assets, net	82,414,519	66,426,375
Total other assets	970,784,277	995,011,338
TOTAL ASSETS	$2,938,754,652	$2,760,820,975

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$252,041,199	$168,314,912
Short-term debt	4,130,859	—
Accrued liabilities	138,284,171	84,377,764
Total current liabilities	394,456,229	252,692,676

OTHER NON-CURRENT LIABILITIES	45,097,267	36,028,644

DEFERRED INCOME TAXES	1,666,672	—

TOTAL LIABILITIES	441,220,168	288,721,320

REDEEMABLE NON-CONTROLLING INTEREST	2,319,658	—

SHAREHOLDERS’ INVESTMENT
Common stock	13,137,108	13,632,448
Additional paid-in capital	1,012,857,311	1,010,440,420
Retained earnings	1,471,866,630	1,450,287,128
Accumulated other comprehensive loss	(2,646,223)	(6,409,341)
TOTAL GENTEX CORPORATION SHAREHOLDERS' INVESTMENT	2,495,214,826	2,467,950,655
Non-controlling Interest	—	4,149,000
TOTAL SHAREHOLDERS' INVESTMENT	2,495,214,826	2,472,099,655
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,938,754,652	$2,760,820,975

Note: The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the inflation and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET SALES	$655,236,055	$608,525,777	$1,889,867,355	$1,771,676,766

COST OF GOODS SOLD	430,069,318	404,462,142	1,247,676,128	1,176,812,215
Gross profit	225,166,737	204,063,635	642,191,227	594,864,551

OPERATING EXPENSES:
Engineering, research and development	52,634,707	48,225,968	150,030,348	134,411,948
Selling, general & administrative	49,686,902	30,109,515	128,135,262	90,494,117
Severance expense	518,190	—	10,191,438	—
Total operating expenses	102,839,799	78,335,483	288,357,048	224,906,065

Income from operations	122,326,938	125,728,152	353,834,179	369,958,486

OTHER (LOSS) INCOME
Investment income, net	542,055	18,982,629	1,788,679	3,220,333
Other, net	(2,298,285)	744,569	(5,954,429)	1,255,438
Total other (loss) income, net	(1,756,230)	19,727,198	(4,165,750)	4,475,771

INCOME BEFORE PROVISION FOR INCOME TAXES	120,570,708	145,455,350	349,668,429	374,434,257

PROVISION FOR INCOME TAXES	19,684,004	22,906,309	58,257,230	57,614,063

NET INCOME	$100,886,704	$122,549,041	$291,411,199	$316,820,194
Less: Net loss attributable to non-controlling interests	(81,206)	—	(470,340)	—
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$100,967,910	$122,549,041	$291,881,539	$316,820,194

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION: (1)
Basic	$0.46	$0.54	$1.31	$1.38
Diluted	$0.46	$0.53	$1.31	$1.38

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income from consolidated operations	$100,886,704	$122,549,041	$291,411,199	$316,820,194

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	872,761	1,776,813	2,636,542	317,059
Unrealized gains (losses) on derivatives	147,094	—	(1,098,273)	—
Unrealized (losses) gains on debt securities, net	(301,948)	4,193,565	2,524,319	4,245,746

Other comprehensive income, before tax	717,907	5,970,378	4,062,588	4,562,805

Income tax impact related to components of other comprehensive income (loss)	(32,519)	880,649	299,470	891,607

Other comprehensive income, net of tax	750,426	5,089,729	3,763,118	3,671,198

Comprehensive income from consolidated operations	$101,637,130	$127,638,770	$295,174,317	$320,491,392
Net loss attributable to non-controlling interests	(81,206)	—	(470,340)	—
Comprehensive income attributable to Gentex Corporation	$101,718,336	$127,638,770	$295,644,657	$320,491,392

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556	$2,430,637,724
Issuance of common stock from stock plan transactions	434,634	26,078	7,028,233	—	—	7,054,311	—	7,054,311
Repurchases of common stock	(1,003,580)	(60,215)	(4,044,427)	(24,178,827)	—	(28,283,469)	—	(28,283,469)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,436,395	—	—	10,436,395	—	10,436,395
Dividends declared ($0.12 per share)	—	—	—	(26,274,216)	—	(26,274,216)	—	(26,274,216)
Purchase of additional interest in EyeLock LLC	—	—	525,301	—	—	525,301	(600,301)	(75,000)
Net income (1)	—	—	—	100,967,910	—	100,967,910	745	100,968,655
Other comprehensive income	—	—	—	—	750,426	750,426	—	750,426
BALANCE AS OF SEPTEMBER 30, 2025	218,951,804	$13,137,108	$1,012,857,311	$1,471,866,630	$(2,646,223)	$2,495,214,826	$—	$2,495,214,826

BALANCE AS OF JULY 1, 2024	230,229,539	$13,813,772	$1,000,014,813	$1,394,446,595	$(7,975,653)	$2,400,299,527	$—	$2,400,299,527
Issuance of common stock from stock plan transactions	408,566	24,514	3,757,530	—	—	3,782,044	—	3,782,044
Repurchases of common stock	(3,194,815)	(191,689)	(12,363,936)	(83,784,324)	—	(96,339,949)	—	(96,339,949)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,540,105	—	—	9,540,105	—	9,540,105
Dividends declared ($0.12 per share)	—	—	—	(27,293,155)	—	(27,293,155)	—	(27,293,155)
Net income	—	—	—	122,549,041	—	122,549,041	—	122,549,041
Other comprehensive income	—	—	—	—	5,089,729	5,089,729	—	5,089,729
BALANCE AS OF SEPTEMBER 30, 2024	227,443,290	$13,646,597	$1,000,948,512	$1,405,918,157	$(2,885,924)	$2,417,627,342	$—	$2,417,627,342
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $81,902 for the three months ended September 30, 2025 (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	1,550,327	93,020	13,245,032	—	—	13,338,052	—	13,338,052
Repurchases of common stock	(9,805,995)	(588,360)	(39,156,090)	(190,706,233)	—	(230,450,683)	—	(230,450,683)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	26,596,685	—	—	26,596,685	—	26,596,685
Dividends declared ($0.36 per share)	—	—	—	(79,595,804)	—	(79,595,804)	—	(79,595,804)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in EyeLock LLC	—	—	525,301	—	—	525,301	(600,301)	(75,000)
Purchase of additional interest in BioCenturion LLC	—	—	1,205,963	—	—	1,205,963	(4,591,549)	(3,385,586)
Net income (loss) (1)	—	—	—	291,881,539	—	291,881,539	(55,650)	291,825,889
Other comprehensive income	—	—	—	—	3,763,118	3,763,118	—	3,763,118
BALANCE AS OF SEPTEMBER 30, 2025	218,951,804	$13,137,108	$1,012,857,311	$1,471,866,630	$(2,646,223)	$2,495,214,826	$—	$2,495,214,826

BALANCE AS OF JANUARY 1, 2024	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069	$—	$2,312,517,069
Issuance of common stock from stock plan transactions	1,786,232	107,174	23,917,179	—	—	24,024,353	—	24,024,353
Repurchases of common stock	(5,798,385)	(347,903)	(22,151,437)	(165,179,271)	—	(187,678,611)	—	(187,678,611)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	30,936,895	—	—	30,936,895	—	30,936,895
Dividends declared ($0.36 per share)	—	—	—	(82,663,756)	—	(82,663,756)	—	(82,663,756)
Net income	—	—	—	316,820,194	—	316,820,194	—	316,820,194
Other comprehensive income	—	—	—	—	3,671,198	3,671,198	—	3,671,198
BALANCE AS OF SEPTEMBER 30, 2024	227,443,290	$13,646,597	$1,000,948,512	$1,405,918,157	$(2,885,924)	$2,417,627,342	$—	$2,417,627,342
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $414,641 for the nine months ended September 30, 2025 (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$291,411,199	$316,820,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,808,967	70,887,294
Gain on disposal of assets	(161,501)	(1,279,049)
Loss on disposal of assets	13,243	48,618
Gain on sale of investments and technology investment income	(1,637,823)	(4,736,312)
Loss on sale of investments and technology investment losses	6,630,483	14,839,974
Reserve for credit losses	4,778,334	—
Deferred income taxes	(5,832,023)	(9,970,207)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	26,596,685	30,936,895
Impairment charge	8,376,148	—
Change in operating assets and liabilities:
Accounts receivable, net	(30,771,806)	(34,528,140)
Inventories	35,148,302	(46,837,992)
Prepaid expenses and other	(6,400,676)	(2,616,370)
Accounts payable	52,627,156	(8,976,998)
Accrued liabilities, excluding dividends declared	2,040,885	19,229,845
Net cash provided by operating activities	461,627,573	343,817,752

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	71,903,080	35,059,971
Maturities and calls	1,655,000	10,260,000
Purchases	(16,267,120)	(83,764,695)
Plant and equipment additions	(103,418,837)	(102,966,564)
Proceeds from sale of plant and equipment	259,111	142,400
Acquisition of businesses, net of cash acquired	(156,291,615)	—
Loans to technology investment partners	(14,199,157)	—
Increase in other assets	(925,381)	(5,614,129)
Net cash used for investing activities	(217,284,919)	(146,883,017)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	13,338,052	24,024,353
Cash dividends paid	(80,586,484)	(83,145,216)
Repurchases of common stock	(229,023,565)	(184,609,148)
Net cash used for financing activities	(296,271,997)	(243,730,011)

NET DECREASE IN CASH, CASH EQUIVALENTS, and RESTRICTED CASH	(51,929,343)	(46,795,276)

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, beginning of period	233,318,766	226,435,019

CASH, CASH EQUIVALENTS, and RESTRICTED CASH, end of period	$181,389,423	$179,639,743

Reconciliation of cash, cash equivalents and restricted cash to the Unaudited Condensed Consolidated Balance Sheets:
	Balance as of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$178,589,422	$233,318,766
Restricted cash included in Prepaid expenses and other	2,800,001	—
	$181,389,423	$233,318,766

	Nine months ended September 30
SUPPLEMENTAL CASH FLOW DATA	2025	2024
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$12,433,422	$(4,115,011)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Gentex Corporation and Subsidiaries ("Gentex" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 270 for interim financial information, and in accordance with financial standards generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2024 annual report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2025, and the results of operations and cash flows for the interim periods presented.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIE's. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the guidance and the impact on its future consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets in which all entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

(3)    Goodwill and Other Intangible Assets

Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The carrying value of Goodwill is as follows:

Carrying Amount
Beginning balance as of January 1, 2025	$340,668,927
Acquisitions (including measurement period adjustments) (see Note 16)	16,245,030
Balance as of September 30, 2025	$356,913,957
Gross carrying value at September 30, 2025	$360,578,661
Accumulated impairment charges	(3,664,704)
Net carrying value at September 30, 2025	$356,913,957

In addition to annual impairment testing, which is performed as of the first day of the Company's fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and general industry, market and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions were observed in the third quarter of 2025 and, as such, nothing indicated the need for interim impairment testing.

The Company also acquired In-Process Research & Development ("In-Process R & D") as part of the acquisitions of Vaporsens, Inc. ("Vaporsens") and Argil Inc. ("Argil"), each of which has been previously disclosed.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The patents and intangible assets and related change in carrying values are set forth in the tables below.

As of September 30, 2025:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,569,675	$(28,567,996)	$11,001,679	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(58,667)	581,333	10 years
BioCenturion Technology	2,300,000	(175,694)	2,124,306	12 years
eSight Technology	12,000,000	(1,916,667)	10,083,333	12 years
eSight Trade Names and Trademarks	870,000	(138,958)	731,042	12 years
BioConnect Trade Names and Trademarks	873,299	—	873,299	12 years
BioConnect Developed Technology	6,549,741	—	6,549,741	12 years
BioConnect Customer Relationships	1,746,598	—	1,746,598	10 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass Technology	1,507,778	(94,236)	1,413,542	12 years
Guardian Trade Names	1,300,000	(135,417)	1,164,583	12 years
Guardian Technology	6,800,000	(708,333)	6,091,667	12 years
Total Other Intangible Assets	$417,665,548	$(226,227,972)	$191,437,576

Total Patents & Other Intangible Assets	$457,235,223	$(254,795,968)	$202,439,255

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

Amortization expense of patents and intangible assets was approximately $4.6 million and $13.9 million during the three and nine months ended September 30, 2025, respectively, compared to approximately $4.5 million and $13.4 million for the three and nine months ended September 30, 2024, respectively.

Excluding the impact of any future acquisitions, the Company estimates amortization expense for the remainder of the year ending December 31, 2025 to be approximately $1.3 million, and for each of the years ending December 31, 2026, December 31, 2027, December 31, 2028, and December 31, 2029 to be approximately $4 million.

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
On December 31, 2024, the Company held a total of 6,463,808 shares of VOXX International Corporation ("VOXX") Class A Common Stock. The VOXX shares held by the Company as of December 31, 2024 were publicly traded, had a readily determinable fair market value, and were considered Level 1 assets. The Company accounted for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value. As a result of this election, changes in fair value of the shares were recorded in Investment income, net, in the Unaudited Condensed Consolidated Statements of Income prior to April 1, 2025. The Company recorded a gain of $0.8 million during the nine months ended September 30, 2025 within Investment income, net, in the accompanying Unaudited Condensed Consolidated Statements of Income related to its VOXX investment. During the three and nine months ended September 30, 2024, the Company recorded a gain of $14.9 million and a loss of $9.0 million, respectively, related to this investment.
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
Equity Method Investment - ASA

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX on April 1, 2025 (see Note 16) and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. In conjunction with the acquisition of VOXX on April 1, 2025, the Company evaluated this equity method investment and concluded that ASA is not a variable interest entity. The balance of the Company's investment in ASA as of September 30, 2025, was $19.1 million and is included in Long-term investments on the accompanying Condensed Consolidated Balance Sheet.

Technology Investments

The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled approximately $144.1 million as of September 30, 2025, of which $142.4 million and $1.7 million are recorded in long-term investments and short-term investments, respectively, on the Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $155.9 million as of December 31, 2024, of which $149.9 million and $6.0 million are recorded in long-term investments and short-term investments, respectively, on the accompanying Condensed Consolidated Balance Sheets. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2025, the Company recorded other-than-temporary impairment charges of $2.2 million and $8.4 million, respectively, related to two of its technology investments within Investment income, net, on the accompanying Unaudited Condensed Consolidated Statement of Income. During the third quarter of 2025, the Company determined that a triggering event had taken place related to its New Compliance B.V. investment following a funding round conducted by the investee at a per-share price below the Company's carrying value of this investment. As a result, the Company recorded an impairment charge of $2.2 million for the three and nine months ended September 30, 2025 to reduce the carrying value of the investment to an amount consistent with the value implied by the investee's recent financing. During the second quarter of 2025, the Company determined that a triggering event had taken place related to its investment in Green Marbles, LLC, as a result of a deterioration in financial performance of the investee. The Company performed an impairment analysis of this equity method investment and recorded a charge of $6.2 million for the nine months ended September 30, 2025. The fair value of the investment was estimated using a discounted cash flow model. The Company's assumptions in estimating the fair value of Green Marbles, LLC utilized Level 3 inputs, including projected revenue growth, gross margins, EBITDA margins, and weighted average costs of capital. Based on the foregoing, the Company determined that the fair values of these equity method investments were below their carrying values at the respective quarter end dates and does not expect the fair values to recover under current conditions.

From time to time, the Company makes loans in the ordinary course of business to certain of its technology investees. Such loans vary in length and are interest bearing, and as such are not deemed to be additional investments in the technology investees as the parties intend for the loans to be repaid. These loans are classified within Prepaid expenses and other and Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets based on the maturity dates of the loans. During the third quarter of 2025, the Company established an allowance for credit losses for these loans receivable in accordance with ASC 326, Financial Instruments - Credit Losses. This allowance reflects the Company's estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information, all of which is updated quarterly. The allowance is adjusted through a provision for credit losses in the Company's Unaudited Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2025, the Company recorded an increase to the credit loss allowance of $4.8 million. The balance of the loans included in Prepaid expenses and other on the accompanying Unaudited Condensed Consolidated Balance Sheet at September 30, 2025 was $15.0 million, net of credit loss allowance. The balance of the loans included in Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheet at September 30, 2025 was $8.1 million, net of credit loss allowance.

Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2025 and December 31, 2024.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$178,589,422	$178,589,422	$—	$—
Short-Term Investments:
Corporate Bonds	2,261,853	—	2,261,853	—
Other	838,907	838,907	—	—
Long-Term Investments:
Asset-backed Securities	30,803,945	—	30,803,945	—
Corporate Bonds	38,269,313	—	38,269,313	—
Municipal Bonds	16,801,678	—	16,801,678	—
Total	$267,565,118	$179,428,329	$88,136,789	$—

As of December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,318,766	$233,318,766	$—	$—
Short-Term Investments:
Asset-backed Securities	2,851,933	—	2,851,933	—
Certificate of Deposit	751,728	751,728	—	—
Corporate Bonds	3,971,200	—	3,971,200	—
Government Securities	3,982,275	—	3,982,275	—
Municipal Bonds	3,386,500	—	3,386,500	—
Other	1,400,176	1,400,176	—	—
Long-Term Investments:
Asset-backed Securities	41,766,104	—	41,766,104	—
Corporate Bonds	54,537,517	—	54,537,517	—
Governmental Securities	6,199,535	—	6,199,535	—
Municipal Bonds	39,458,318	—	39,458,318
VOXX Common Stock	47,702,903	47,702,903	—	—
Total	$439,326,955	$283,173,573	$156,153,382	$—

The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of September 30, 2025 and December 31, 2024.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	2,251,999	9,854	—	2,261,853
Other	838,907	—	—	838,907
Long-Term Investments:
Asset-backed Securities	29,764,908	1,039,037	—	30,803,945
Corporate Bonds	37,702,921	718,334	(151,942)	38,269,313
Municipal Bonds	16,641,509	350,251	(190,082)	16,801,678
Total	$87,200,244	$2,117,476	$(342,024)	$88,975,696

As of December 31, 2024:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-Backed Securities	$2,834,713	$17,220	$—	$2,851,933
Certificate of Deposit	750,000	1,728	—	751,728
Corporate Bonds	4,013,735	—	(42,535)	3,971,200
Government Securities	3,981,161	1,114	—	3,982,275
Municipal Bonds	3,400,019	472	(13,991)	3,386,500
Other	1,400,176	—	—	1,400,176
Long-Term Investments:
Asset-backed Securities	41,372,112	620,756	(226,764)	41,766,104
Corporate Bonds	54,552,964	355,627	(371,074)	54,537,517
Government Securities	6,206,437	13,124	(20,026)	6,199,535
Municipal Bonds	40,542,837	209,564	(1,294,083)	39,458,318
VOXX Common Stock	48,774,886	7,502,949	(8,574,932)	47,702,903
Total	$207,829,040	$8,722,554	$(10,543,405)	$206,008,189

Unrealized losses on available-for-sale securities as of September 30, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$114,935	$2,990,364
Loss duration of greater than one year	227,089	5,461,055
Total	$342,024	$8,451,419

Unrealized losses on available-for-sale securities as of December 31, 2024, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$587,357	$46,365,022
Loss duration of greater than one year	1,381,116	32,602,844
Total	$1,968,473	$78,967,866

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

Fixed income securities as of September 30, 2025 have contractual maturities as follows:

Due within one year	$2,261,853
Due between one and five years	41,483,834
Due over five years	44,391,102
$88,136,789

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2025	December 31, 2024
Raw materials	$281,101,437	$307,098,829
Work-in-process	56,847,025	48,098,732
Finished goods	161,295,151	81,299,884
Total Inventory	$499,243,613	$436,497,445

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings Per Share
Net Income Attributable to Gentex Corporation	$100,967,910	$122,549,041	$291,881,539	$316,820,194
Less: Dividends and undistributed earnings allocated to participating securities	1,523,892	1,604,095	4,277,469	4,418,133
Net Income available to common shareholders	$99,444,018	$120,944,946	$287,604,070	$312,402,061

Basic weighted average shares outstanding	215,944,553	226,002,347	219,331,486	226,646,541
Net Income per share - Basic	$0.46	$0.54	$1.31	$1.38

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$99,444,018	$120,944,946	$287,604,070	$312,402,061
Reallocation of undistributed earnings	257	1,288	238	5,183
Net Income available to common shareholders - Diluted	$99,444,275	$120,946,234	$287,604,308	$312,407,244

Number of shares used in basic computation	215,944,553	226,002,347	219,331,486	226,646,541
Additional weighted average dilutive common stock equivalents	50,236	239,337	17,195	363,391
Diluted weighted average shares outstanding	215,994,789	226,241,684	219,348,681	227,009,932

Net Income per share - Diluted	$0.46	$0.53	$1.31	$1.38

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,664,948	1,619,446	3,000,159	625,410

(7)    Stock-Based Compensation Plans
As of September 30, 2025, the Company had two equity incentive plans, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
The Company recognized total compensation expense for share-based payments of $10.6 million and $27.0 million for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation expense for share-based payments of $9.6 million and $31.0 million for the three

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and nine months ended September 30, 2024, respectively. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan

The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons' incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2025, 12,518,406 share awards have been made under the Plan, resulting in 35,103,596 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,137,625	1.00	5,137,625
Restricted Stock	6,116,600	4.06	24,833,396
Performance Shares	1,264,181	4.06	5,132,575
Total	12,518,406		35,103,596
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of September 30, 2025, there was $4.2 million of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividend Yield (1)	1.62%	1.62%	1.62%	1.63%
Expected volatility (2)	25.72%	27.92%	25.39%	28.07%
Risk-free interest rate (3)	3.74%	3.58%	3.83%	4.04%
Expected term of options (years) (4)	4.15	4.14	4.14	4.14
Weighted-avg. grant date fair value	$6.42	$7.11	$5.55	$8.23
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2025, the Company had unearned stock-based compensation of $54.6 million associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants for the three and nine months ended September 30, 2025 was $6.1

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million and $16.9 million, respectively. Compensation expense from restricted stock grants for the three and nine months ended September 30, 2024 was $5.9 million and $19.5 million, respectively.

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

As of September 30, 2025, the Company had unearned stock-based compensation of $11.3 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants for the three and nine months ended September 30, 2025 was $2.7 million and $4.7 million, respectively. Compensation expense related to these performance share grants for the three and nine months ended September 30, 2024 was $1.6 million and $5.4 million, respectively.

As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants for the three and nine months ended September 30, 2025 was $0.5 million and $1.4 million, respectively. Compensation expense related to these retention grants for the three and nine months ended September 30, 2024 was $0.5 million and $1.3 million, respectively.

Employee Stock Purchase Plan

The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of September 30, 2025, the Company has issued 730,907 shares under this plan.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net changes in the Company's accumulated other comprehensive loss by component (all amounts shown are net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency translation adjustments:
Balance at beginning of period	$(4,053,955)	$(5,994,473)	$(5,817,736)	$(4,534,719)
Other comprehensive income	872,761	1,776,813	2,636,542	317,059
Net current-period change	872,761	1,776,813	2,636,542	317,059
Balance at end of period	(3,181,194)	(4,217,660)	(3,181,194)	(4,217,660)

Unrealized gains (losses) on debt securities:
Balance at beginning of period	1,641,146	(1,981,180)	(591,605)	(2,022,403)
Other comprehensive income before reclassifications	402,013	3,294,853	1,882,031	2,465,099
Amounts reclassified from accumulated other comprehensive income (loss)	(640,552)	18,063	112,181	889,040
Net current-period change	(238,539)	3,312,916	1,994,212	3,354,139
Balance at end of period	1,402,607	1,331,736	1,402,607	1,331,736

Unrealized gains on derivatives:
Balance at beginning of period	(983,840)	—	—	—
Other comprehensive loss before reclassifications	211,910	—	(1,024,029)	—
Amounts reclassified from accumulated other comprehensive loss	(95,706)	—	156,393	—
Net current-period change	116,204	—	(867,636)	—
Balance at end of period	(867,636)	—	(867,636)	—

Accumulated other comprehensive loss, end of period	$(2,646,223)	$(2,885,924)	$(2,646,223)	$(2,885,924)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents details of reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gains (losses) on debt securities
Realized gain (loss) on sale of securities	$810,825	$(22,864)	$(142,001)	$(1,125,367)	Other, net
(Benefit) provision for income taxes	(170,273)	4,801	29,820	236,327	Provision for income taxes
Total net reclassifications for the period	$640,552	$(18,063)	$(112,181)	$(889,040)

Unrealized gains (losses) on derivatives
Realized gain (loss) on sale of settlement of derivatives	$141,682	$—	$(231,522)	$—	Other, net
(Benefit) provision for income taxes	$(45,976)	—	$75,129	—	Provision for income taxes
Total net reclassifications for the period	$95,706	$—	$(156,393)	$—

Total reclassifications for the period	$736,258	$(18,063)	$(268,574)	$(889,040)

(9)    Debt and Financing Arrangements

On February 21, 2023, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, as amended (the "Credit Agreement"), that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million (the "Revolver") that matures on February 21, 2026. Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. As of September 30, 2025, there was no outstanding balance on the Revolver. On October 2, 2025, the Company, in the ordinary course of business, amended the Credit Agreement, increasing the borrowing capacity of the Revolver to $350.0 million, and extending the maturity date three years through October 1, 2028. All other sub-limits under the Credit Agreement remain the same.

As of September 30, 2025, the Company is in compliance with its covenants under the Credit Agreement.

The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 16), has a loan agreement with the shareholders of its joint venture in Onkyo Technology KK ("Onkyo"). The loan balance outstanding at September 30, 2025 was $4.0 million and is included in Short-term debt on the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accompanying Unaudited Condensed Consolidated Balance Sheet, representing the portion of the loan payable to the joint venture partner. All amounts outstanding under the loan will mature and become payable on September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either a put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(10)    Equity

The decrease in common stock for the nine months ended September 30, 2025, was primarily due to the repurchases of 9.8 million shares, partially offset by the issuance of 1.6 million shares of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease for the nine months ended September 30, 2025, was 8.3 million shares.

The Company recorded a cash dividend of $0.120 per share during the third quarter of 2025, as compared to a cash dividend of $0.120 per share during the third quarter of 2024. The third quarter 2025 dividend of $26.3 million was declared on August 22, 2025, and was paid on October 22, 2025.

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
On April 1, 2025, the Company completed its acquisition of VOXX (see Note 16). As part of the acquisition, VOXX as acquired, maintained responsibility for a legal proceeding in which VOXX was named a defendant prior to the acquisition date and the Company recorded a provisional liability as part of the purchase price allocation, based on a preliminary estimate of the fair value of the assumed obligation. The Company will continue to monitor the status of such litigation and adjust this provisional liability, as appropriate, as additional information becomes available or the matter is resolved. Any changes in such liability will be reflected as a purchase price allocation adjustment during the measurement period, or as a charge to earnings if outside the measurement period.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents net sales and the significant expense categories that are included in reportable segment operating profit, which are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales:
Automotive Products	$573,660,188	$596,519,398	$1,715,653,473	$1,733,411,689
Premium Audio Products	42,992,354	—	87,482,951	—
Other	38,583,513	12,006,379	86,730,931	38,265,077
Total	$655,236,055	$608,525,777	$1,889,867,355	$1,771,676,766

Cost of Goods Sold:
Automotive Products	$374,591,271	$395,282,875	$1,122,538,332	$1,150,575,042
Premium Audio Products	28,406,743	—	61,019,228	—
Other	27,071,304	9,179,267	64,118,568	26,237,173
Total	$430,069,318	$404,462,142	$1,247,676,128	$1,176,812,215

Operating Expenses (1):
Automotive Products	$73,232,152	$72,860,888	$220,905,765	$210,262,699
Premium Audio Products	12,651,360	—	26,616,121	—
Other	16,956,287	5,474,595	40,835,162	14,643,366
Total	$102,839,799	$78,335,483	$288,357,048	$224,906,065

Depreciation and Amortization:
Automotive Products	$23,654,331	$21,128,113	$71,687,923	$65,221,810
Premium Audio Products	15,170	—	183,703	—
Other	839,978	638,811	2,771,198	2,077,716
Corporate	1,419,045	1,178,239	4,166,143	3,587,768
Total	$25,928,524	$22,945,163	$78,808,967	$70,887,294

Income (Loss) from Operations:
Automotive Products	$124,873,920	$128,375,635	$372,209,376	$372,573,948
Premium Audio Products	1,934,251	—	(152,398)	—
Other	(4,481,233)	(2,647,483)	(18,222,799)	(2,615,462)
Total	$122,326,938	125,728,152	$353,834,179	$369,958,486

(1) Operating expenses represent expenses that are included in the segment Income (Loss) from operations measure, such as Selling, general and administrative expenses, as well as Engineering, research and development expenses.

(13)    Income Taxes
The effective tax rate was 16.3% for the three months ended September 30, 2025, compared to an effective tax rate of 15.7% for the three months ended September 30, 2024. The effective tax rate was 16.7% for the nine months ended September 30, 2025, compared to an effective tax rate of 15.4% for the same period in 2024. Change in the effective tax rates during these periods were driven by lower tax benefits on stock-based compensation in the 2025 periods, compared to the 2024 periods. Generally, effective tax rates for these periods differ from statutory federal income tax rates due to provisions for state and local income

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

taxes, the foreign-derived intangible income tax deduction, and research and development tax credits.

(14)    Revenue

The following table shows the Company’s Automotive revenue, Premium Audio revenue and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the three and nine months ended September 30, 2025 and 2024 (which did not include VOXX), respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2025	2024	2025	2024
Automotive Products
U.S.	$194,079,001	$170,939,124	$529,664,401	$501,028,383
Japan	94,926,206	100,415,089	289,386,190	271,681,510
Germany	55,762,738	69,610,212	188,443,494	216,815,930
Korea	45,200,046	41,644,963	140,006,326	126,797,525
Mexico	49,303,782	57,803,114	142,655,314	143,380,199
China	39,107,300	55,123,069	115,143,249	153,425,003
Other	95,281,115	100,983,827	310,354,499	320,283,139
Total Automotive Products	$573,660,188	$596,519,398	$1,715,653,473	$1,733,411,689

Premium Audio Products
U.S.	$20,855,043	$—	$50,788,155	$—
Other	22,137,311	—	36,694,796	—
Total Premium Audio Products	$42,992,354	—	$87,482,951	—

Other	38,583,513	12,006,379	86,730,931	38,265,077
Total Revenue	$655,236,055	$608,525,777	$1,889,867,355	$1,771,676,766

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political, and labor conditions; global supply chain constraints; unexpected changes in laws, regulations, and trade, monetary, or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the U.S. and other foreign countries; labor strikes; armed conflicts and acts of terrorism and war; tariffs, quotas, customs, and other import or export restrictions; and other trade barriers.

The following table disaggregates the Company’s Automotive, Premium Audio, and Other revenue by major source for the three and nine months ended September 30, 2025 and 2024 (which did not include VOXX),

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2025	2024	2025	2024
Automotive Products
Automotive Mirrors & Electronics	$543,621,123	$559,477,924	$1,622,650,500	$1,640,221,054
HomeLink Modules*	30,039,065	37,041,474	93,002,973	93,190,635
Total Automotive Products	$573,660,188	$596,519,398	$1,715,653,473	$1,733,411,689

Premium Audio Products
Premium Speaker Products	$30,733,817	$—	$63,164,308	$—
Premium Receiver Products	12,258,537	—	24,318,643	—
Total Premium Audio Products	$42,992,354	$—	$87,482,951	$—

Other
Fire Protection Products	$5,380,623	$6,924,748	$20,180,600	$21,114,450
Windows Products	3,851,412	4,272,033	12,738,913	16,329,426
Medical Products	323,712	809,598	955,968	821,201
Aftermarket Products	18,579,363	—	33,802,443	—
Consumer Electronic Products	7,693,064	—	15,170,103	—
Biometric Products	2,755,339	—	3,882,904	—
Total Other	$38,583,513	$12,006,379	$86,730,931	$38,265,077

Total Revenue	$655,236,055	$608,525,777	$1,889,867,355	$1,771,676,766
*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.

Sales Incentives
In conjunction with the acquisition of VOXX on April 1, 2025, the Company assumed liabilities for sales incentives valued at $13.4 million. Sales incentives are offered to customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606"). These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, either the most likely amount or expected value methods are utilized to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout. All costs associated with sales incentives are classified as a reduction of net sales. Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results. The balance of accrued sales incentives at September 30, 2025 was $14.9 million and is included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)    Leases

The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within "Plant and Equipment - Net" on the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 7 years. The weighted average remaining lease term for operating leases as of September 30, 2025, was 3 years, with a weighted average discount rate of 5.1%.

Future minimum lease payments for operating leases as of September 30, 2025 were as follows:

Year ending December 31,

2025 (excluding the nine months ended September 30, 2025)	$1,301,736
2026	3,235,466
2027	2,160,795
2028	1,668,518
2029	782,693
Thereafter	420,920
Total future minimum lease payments	9,570,128
Less imputed interest	(670,111)
Total	$8,900,017

Reported as of September 30, 2025

Accrued Liabilities	$3,438,583
Other Non-Current Liabilities	5,461,434
Total	$8,900,017

(16)    Acquisitions

BioConnect Inc.

On July 1, 2025, in the ordinary course of business, the Company completed its acquisition of BioConnect Inc. ("BioConnect"), for a purchase price of $13.0 million, subject to adjustment for working capital plus related transaction fees and expenses. BioConnect is a multi-modal biometric authentication platform provider for access control, and the Company intends to utilize the acquisition to expand its reach in the biometric industry. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations ("ASC 805"), and accordingly, the results of operations and cash flows for BioConnect have been included in the Company's Unaudited Condensed Consolidated Financial Statements since July 1, 2025.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the preliminary allocation of the BioConnect purchase price based on the fair value of the assets acquired and liabilities assumed, as of July 1, 2025:

July 1, 2025

Total Consideration:
Cash paid	$12,996,275
Less: cash acquired	(113,545)
Total transaction consideration, net	$12,882,730

Preliminary Allocation:
Assets acquired
Accounts receivable	$1,836,809
Inventory	1,176,471
Prepaid expenses and other current assets	111,143
Property, plant, and equipment	63,866
Trade names and trademarks	882,353
Developed technology	6,617,647
Customer relationships	1,764,706
Goodwill	3,399,491
Total assets acquired, excluding cash	15,852,486

Liabilities assumed:
Accounts payable	603,234
Accrued expenses and other current liabilities	369,074
Other liabilities	1,997,448
Total liabilities assumed	2,969,756

Net assets acquired, excluding cash	$12,882,730

The preliminary fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The purchase price allocation above is preliminary, given the relatively recent timing of the BioConnect acquisition. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital and intangible assets, and expects to finalize the purchase price allocation no later than one year after the acquisition date, which is July 1, 2026, in accordance with applicable guidance. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. The goodwill recognized in this acquisition is primarily attributable to the assembled workforce and expected synergies from the integration of the acquired business. All of the goodwill acquired in connection with the BioConnect acquisition has been allocated to the Company's biometrics business. The amount of goodwill that is deductible for tax purposes has not been finalized as of September 30, 2025.

Net sales attributable to BioConnect in the Company's Unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2025, were $2.5 million. Net income attributable to BioConnect for the three and nine months ended September 30, 2025, was $0.4 million. During the three and nine months ended September 30, 2025, the Company incurred $0.2 million and $0.4

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, respectively in acquisition costs related to the BioConnect acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income. Since July 1, 2025, BioConnect's results of operations are included in the Unaudited Condensed Consolidated Financial Statements within the Biometrics operating segment, which is presented within the Company's Other reportable segment.

VOXX International Corporation

On April 1, 2025 (the "Closing Date"), the Company completed its acquisition of VOXX pursuant to the previously announced Merger Agreement. Pursuant to the terms and conditions set forth in the Merger Agreement, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share, resulting in VOXX becoming a wholly owned subsidiary of Gentex as of the Closing Date. Cash consideration totaling $148.3 million was paid by the Company on the Closing Date using cash on hand. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations ("ASC 805"), and accordingly, the results of operations and cash flows for VOXX have been included in the Company's Unaudited Condensed Consolidated Financial Statements since the Closing Date.

Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment as an equity method investment, as the Company had the ability to exercise significant influence, but not control, over VOXX (see Note 4). The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. As the Company previously recorded changes in fair value of the equity method investment in Investment (loss) income, net, in the Unaudited Condensed Consolidated Statements of Income each reporting period, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.

VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock LLC ("EyeLock®"), a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion LLC joint venture. This additional interest in BioCenturion LLC was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both compliment the Company's existing businesses and help the Company continue to expand in the consumer technology and connected home space. The Company has also gained all access to the EyeLock® iris biometric technology, which will provide further product applications in the Gentex automotive, aerospace, and medical markets.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed, as of the Closing Date. The fair value of the Class A Common Stock acquired through this step acquisition is included in the totals presented below:

	April 1, 2025	Measurement Period Adjustments	April 1, 2025 (as adjusted)

Total Consideration:
Cash paid	$148,256,998	$—	$148,256,998
Less: cash acquired	(9,077,136)	—	(9,077,136)
Total cash paid, net	139,179,862	—	139,179,862
Fair value of previously held investment in VOXX	48,478,560	—	48,478,560
Total transaction consideration, net	$187,658,422	$—	$187,658,422

Preliminary Allocation:
Assets acquired
Accounts receivable	$56,719,726	$—	$56,719,726
Inventory	96,718,000	—	96,718,000
Prepaid expenses and other current assets	20,294,973	—	20,294,973
Income tax recoverable	5,243,038	—	5,243,038
Property, plant, and equipment	44,977,000	—	44,977,000
Equity investment	19,000,000	—	19,000,000
Deferred tax asset	32,537,099	—	32,537,099
Goodwill	—	12,845,539	12,845,539
Operating lease, right of use assets	5,404,163	—	5,404,163
Other assets	3,445,075	—	3,445,075
Total assets acquired, excluding cash	284,339,074	12,845,539	297,184,613

Liabilities assumed:
Accounts payable	31,347,556	(251,301)	31,096,255
Accrued expenses and other current liabilities	51,772,746	13,096,840	64,869,586
Income taxes payable	684,033	—	684,033
Debt	3,909,290	—	3,909,290
Other tax liabilities	791,593	—	791,593
Operating lease liabilities	3,435,604	—	3,435,604
Other liabilities	1,260,830	—	1,260,830
Total liabilities assumed	93,201,652	12,845,539	106,047,191

Redeemable and non-redeemable non-controlling interests in consolidated subsidiaries	3,479,000	—	3,479,000

Net assets acquired, excluding cash	$187,658,422	$—	$187,658,422

The preliminary fair values of the assets acquired were estimated with the assistance of a third-party

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuation expert. The purchase price allocation above is preliminary, given the relatively recent timing of the Closing Date. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital, real property, equity method investments, and non-controlling interests, and expects to finalize the purchase price allocation no later than one year after the acquisition date, which is April 1, 2026, in accordance with applicable guidance. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. The Company recorded net measurement period adjustments totaling $12.8 million during the three and nine months ended September 30, 2025, relating primarily to the revised fair value estimates of liabilities for certain legal contingencies and employee compensation, which increased total liabilities assumed and increased goodwill. The goodwill recognized in this acquisition was attributable to the assembled workforce, expected synergies, and expanded market opportunities, none of which qualify for recognition as a separate intangible asset. All of the goodwill acquired in connection with the VOXX acquisition has been allocated to the Company's Premium Audio Products business. The amount of goodwill that is deductible for tax purposes has not been finalized as of September 30, 2025.

Net sales attributable to VOXX in the Company's Unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2025 were $84.9 million and $163.8 million, respectively. The net income (loss) attributable to VOXX for the three and nine months ended September 30, 2025 was $3.7 million and $(0.3) million, respectively. During the three and nine months ended September 30, 2025, the Company incurred $0.3 million and $3.4 million, respectively, in acquisition costs related to the VOXX acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income. VOXX's results of operations are included in the consolidated financial statements of the Company within the Automotive, Premium Audio, Aftermarket, Consumer Electronics, and Biometrics operating segments. The Aftermarket, Consumer Electronics, and Biometrics operating segments are presented within the Company's Other reportable segment.

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

The Onkyo non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Unaudited Condensed Consolidated Balance Sheet as the exercise of the put/call option is not within VOXX’s control. The following table provides the rollforward of the redeemable non-controlling interest for the nine months ended September 30, 2025:

Redeemable Non-controlling Interest
Balance at January 1, 2025	$—
Acquisition of redeemable non-controlling interest at fair value on April 1, 2025	2,823,000
Net loss attributable to non-controlling interest	(414,641)
Comprehensive loss attributable to non-controlling interest	(132,005)
Foreign currency translation	43,304
Balance at September 30, 2025	2,319,658

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of April 1, 2025, the net assets acquired in the VOXX transaction also included VOXX's non-redeemable non-controlling interest in its EyeLock® subsidiary. On August 18, 2025, the Company further acquired the remaining equity interests in EyeLock® from its minority owners for cash consideration totaling $0.1 million.

GalvanEyes LLC

In November 2024, the Company, in the ordinary course of business, acquired GalvanEyes LLC ("GalvanEyes"), which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock®. The Company paid $2.9 million in cash, as well as an earnout over the following fifteen calendar years, not to exceed $15 million in the aggregate, for which the acquisition date fair value was $1.5 million. The earnout is based on adjusted earnings before interest and taxes. The Company accounted for the acquisition under the provisions of ASC 805 and consolidated GalvanEyes, and the joint venture BioCenturion, in the Company's Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 in accordance with ASC 810, Consolidation. Approximately $0.3 million and $1.4 million of combined revenue and $0.4 million and $2.2 million of combined net loss of the businesses of GalvanEyes and BioCenturion is included in the Company's Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025, in each case respectively. GalvanEyes and BioCenturion's results of operations are included in the consolidated financial statements of the Company within its Biometrics operating segment, which is presented within the Company's Other reportable segment.

At December 31, 2024, the Company had $4.1 million in non-controlling interest related to BioCenturion. In conjunction with the acquisition of VOXX on April 1, 2025, the Company acquired VOXX's interest in BioCenturion through its majority ownership of Eyelock for cash consideration of $4.1 million. Prior to the acquisition of this additional equity interest, the Company's 50% interest in BioCenturion was accounted for as a variable interest entity for which Gentex was the primary beneficiary, and was consolidated within the Company's financial statements, with the remaining 50% interest of BioCenturion presented within non-controlling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:

THIRD QUARTER 2025 VERSUS THIRD QUARTER 2024
Net Sales. Consolidated net sales for the third quarter of 2025 increased by $46.7 million or 8%, when compared with the third quarter of 2024, which did not include VOXX. VOXX, one hundred percent of which was acquired on April 1, 2025, contributed $84.9 million of revenue for the third quarter of 2025. Core Gentex revenue (excluding VOXX) was $570.3 million in the third quarter of 2025, which was a 6% decline versus the third quarter of 2024, in comparison to light vehicle production in the Company's primary markets that increased by approximately 2% in the third quarter of 2025 versus the third quarter of 2024.
Core Gentex Automotive net sales (excluding VOXX) for the third quarter of 2025 were $558.0 million, a 6% decrease when compared with automotive net sales of $596.5 million in the third quarter of 2024. The 8% decrease in automotive mirror unit shipments in the third quarter of 2025 to 11.2 million units, compared with 12.2 million units in the third quarter of 2024, was driven by a 12% quarter over quarter decrease in international mirror unit shipments, while mirror shipments in North America were essentially flat.

The below table represents the Company's auto-dimming mirror unit shipments for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
North American Interior Mirrors	2,285	2,291	—%	6,755	6,899	(2)%
North American Exterior Mirrors	1,545	1,532	1%	4,440	4,858	(9)%
Total North American Mirror Units	3,830	3,823	—%	11,195	11,757	(5)%

International Interior Mirrors	4,896	5,569	(12)%	15,349	16,313	(6)%
International Exterior Mirrors	2,520	2,830	(11)%	7,820	8,808	(11)%
Total International Mirror Units	7,416	8,399	(12)%	23,169	25,120	(8)%

Total Interior Mirrors	7,181	7,860	(9)%	22,104	23,211	(5)%
Total Exterior Mirrors	4,065	4,362	(7)%	12,260	13,665	(10)%
Total Auto-Dimming Mirror Units	11,246	12,221	(8)%	34,364	36,877	(7)%
Note: Percent change and amounts may not total due to rounding.

Core Gentex Other net sales (excluding VOXX) were $12.3 million in the third quarter of 2025, compared to $12.0 million in the third quarter of 2024, an increase of 3%. Other net sales for the third quarter of 2025 included biometric product sales of $2.8 million, primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Fire protection sales were $5.4 million in the third quarter of 2025, compared to $6.9 million in the same quarter of last year. Dimmable aircraft window sales decreased during the third quarter of 2025 to $3.9 million, compared to $4.3 million in the same quarter of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 65.6% for the third quarter of 2025, versus 66.5% in the same quarter last year, which did not include VOXX. The quarter over quarter increase in the gross margin resulted primarily from purchasing cost reductions, improved North American customer and product mix, and operational efficiencies, which were partially offset by tariff related costs that were not reimbursed in the quarter. The core Gentex gross margin (excluding VOXX) was 34.9% in the third quarter of 2025, representing a 140 basis-point increase compared to the third quarter of 2024.
Operating Expenses. Total operating expenses were $102.8 million in the third quarter of 2025, an increase of 31% quarter over quarter or $24.5 million, compared to $78.3 million in the third quarter of 2024, which did not include VOXX. The increase was primarily due to the VOXX acquisition, which accounted for $23.7 million of the increase. Core Gentex operating expenses (excluding VOXX) were $79.2 million in the third quarter of 2025, compared to $78.3 million during the third quarter of 2024. The quarter over quarter increase in core Gentex operating expenses included $0.6 million in acquisition-related costs and $0.5 million attributable to Gentex-specific severance expenses.

Engineering, research and development ("E, R & D") expenses for the third quarter of 2025 increased by $4.4 million, when compared with the third quarter of 2024, primarily due to the VOXX acquisition, as well as staffing and engineering related professional fees.
.
Selling, general and administrative ("S, G & A") expenses increased by 65% or $19.6 million for the third quarter of 2025, compared to the third quarter of 2024, primarily due to the VOXX acquisition. S, G & A expenses were approximately 8% of net sales in the third quarter of 2025, compared to 5% in the third quarter of 2024, which did not include VOXX.

Total Other (Loss) Income, Net. Total other loss, net for the third quarter of 2025 was $1.8 million, when compared with total other income, net, of $19.7 million for the third quarter of 2024. During the third quarter of 2025, the total other loss, net, included an impairment of $2.2 million related to one of the Company's technology investments and credit loss reserves of $4.8 million related to loans receivable. In comparison, total other income, net, in the third quarter of 2024 included a gain of $14.9 million related to the fair value adjustment of the Company's original investment in VOXX.

Provision for Income Taxes. The effective tax rate was 16.3% for, and an income tax expense of $19.7 million was recorded in, the third quarter of 2025, compared to an effective tax rate of 15.7% for, and an income tax expense of $22.9 million recorded in, the same quarter of 2024. The quarter over quarter change in the effective tax rate was driven by lower tax benefits on stock-based compensation in the third quarter of 2025, compared to the third quarter of 2024, as well as reduced quarter over quarter benefit from the Foreign-Derived Intangible Income ("FDII") deduction. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDII deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex for the third quarter of 2025 was $101.0 million, down 18% from a net income attributable to Gentex of $122.5 million in the third quarter of 2024, which did not include VOXX. The quarter over quarter decrease in net income for the third quarter of 2025 was largely due to the prior year quarter gain related to the Company's investment in VOXX.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the third quarter of 2025 of $0.46, which compared to earnings per diluted share of $0.53 for the third quarter of 2024, which did not include VOXX. Though VOXX was not consolidated in the third quarter of 2024, earnings per diluted share for that quarter were positively impacted by the gain on the Company's original investment in VOXX.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2024
Net Sales. Consolidated net sales for the nine months ended September 30, 2025 increased by $118.2 million or 7%, when compared with the same period in 2024, with VOXX contributing $163.8 million of revenue during the nine months ended September 30, 2025 and nothing in the prior year period. Core Gentex revenue (excluding VOXX) was $1.7 billion in the nine months ended September 30, 2025, which was a 3% decrease versus the nine months ended September 30, 2024, in comparison to light vehicle production in the Company's primary markets for the nine months ended September 30, 2025, that was relatively flat versus the comparable 2024 period.
Core Gentex Automotive net sales (excluding VOXX) declined $45.1 million or 3%, when comparing the nine months ended September 30, 2025 to the same period in 2024. Sales during the nine months ended September 30, 2025, were negatively impacted by lower sales into the China market due to the impact of counter-tariffs, as well as lower sales in Europe due to vehicle mix and certain customer-specific product challenges. There was a 7% decrease in automotive mirror unit shipments in the nine months ended

September 30, 2025, to 34.4 million units, compared with 36.9 million units in the same period in 2024, which was driven by a 5% period over period decrease in interior auto-dimming mirror unit shipments, and a 10% period over period decrease in exterior auto-dimming mirror unit shipments.
Core Gentex Other net sales (excluding VOXX) were $37.8 million in the nine months ended September 30, 2025, compared to $38.3 million in the same period of 2024 (which also excluded VOXX), a decrease of 1%. Other net sales for the nine months ended September 30, 2025, included biometric product sales of $3.9 million primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Fire protection sales were $20.2 million in the nine months ended September 30, 2025, compared to $21.1 million in the same period of last year. Dimmable aircraft window sales decreased during the nine months ended September 30, 2025 to $12.7 million, compared to $16.3 million in the same period of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 66.0% for the nine months ended September 30, 2025, versus 66.4% in the same period last year, which did not include VOXX. The improvement in the gross margin for the nine months ended September 30, 2025 was driven by purchasing cost reductions, improved product mix, and operational efficiencies. This was partially offset by the addition of VOXX, which had a negative impact of 50 basis points for the nine months ended September 30, 2025, as well as tariff related costs that were not reimbursed in the nine months ended September 30, 2025.
Operating Expenses. Total operating expenses were $288.4 million in the nine months ended September 30, 2025, an increase of 28% period over period, or $63.5 million, compared to $224.9 million in the same period of 2024, which did not include VOXX. The increase was largely due to the VOXX acquisition, which accounted for $49.7 million of the increase. Core Gentex operating expenses (excluding VOXX) were $238.6 million in the nine months ended September 30, 2025, compared to $224.9 million during the same period of 2024. The period over period increase in core Gentex operating expenses included $2.3 million in acquisition-related costs and $9.6 million attributable to Gentex-specific severance expenses.

E, R & D expenses for the nine months ended September 30, 2025 increased by $15.6 million, when compared with the same period of 2024, due in large part to the VOXX acquisition, as well as staffing and engineering related professional fees.
.
S, G & A expenses for the nine months ended September 30, 2025 increased $37.6 million to $128.1 million, when compared to $90.5 million for the same period in 2024. S, G & A expenses were approximately 7% of net sales in the nine months ended September 30, 2025, and approximately 5% of net sales in the same period in 2024. S, G, & A expenses increased on a year over year basis primarily due to the VOXX acquisition.
Total Other (Loss) Income, Net. Total other loss, net, for the nine months ended September 30, 2025, was $4.2 million, compared to income of $4.5 million for the same period last year. During the nine months ended September 30, 2025, the total other loss, net, included impairments of $8.4 million related to two of the Company's technology investments, as well as credit loss reserves of $4.8 million related to loans receivable. In comparison, the nine months ended September 30, 2024, included a $9.0 million loss resulting from the fair value adjustment of the Company's original investment in VOXX.
Provision for Income Taxes. The effective tax rate was 16.7% for the nine months ended September 30, 2025, compared to 15.4% for the same period of 2024. The period over period change in the effective tax rate was driven by lower tax benefits on stock-based compensation compared to the first nine months of 2024. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDII deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex Corporation for the nine months ended September 30, 2025 decreased by $24.9 million or 8% to $291.9 million, compared to $316.8 million in the same period last year, which did not include VOXX. The decrease in net income for the nine months ended September 30, 2025, was primarily the result of lower income from operations and higher operating expenses compared to the same prior period.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the nine months ended September 30, 2025 of $1.31, compared to earnings per diluted share of $1.38 for the nine months ended September 30, 2024, which did not include VOXX.

NON-GAAP FINANCIAL MEASURES:

Financial information for the nine months ended September 30, 2025 is provided in accordance with Generally Accepted Accounting Principles ("GAAP"). In addition, the Company believes that it is useful for the nine months ended September 30, 2025 to provide certain non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss) Attributable to Gentex Corporation, and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation, with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" table below. This non-GAAP financial information allows investors to evaluate current performance in the Company's core business in relation to historical performance by excluding the impact of certain purchase price adjustments pursuant to ASC 805, Business Combinations, acquisition related costs, and severance costs set forth in the table below.

The Company believes that the presentation of these non-GAAP financial measures provides insight into the Company's core performance and trends with respect to the same. Management of the Company similarly uses such non-GAAP financial measures in assessing the business internally. A reconciliation of Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income (Loss) from Operations, Adjusted Net Income (Loss) Attributable to Gentex Corporation, and Adjusted Earnings per Diluted Share Attributable to Gentex Corporation to the most directly comparable GAAP measures is provided in the "Reconciliation of non-GAAP Measures" tables below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures. All non-GAAP financial measures are subject to inherent limitations because not all of the expenses required by GAAP are included.

Reconciliation of Non-GAAP Measures
			(Unaudited)
	Supplemental Information		Nine Months Ended September 30,
	Gentex	VOXX	Consolidated 2025	Consolidated 2024

Gross Profit - GAAP	595,127,667	47,063,560	642,191,227	594,864,551
Inventory purchase price step-up adjustments pursuance to ASC 805	—	2,498,442	2,498,442	—
Adjusted Gross Profit - (Non-GAAP)	$595,127,667	$49,562,002	$644,689,669	$594,864,551

Gross Margin - GAAP	34.5%	28.7%	34.0%	33.6%
Adjusted Gross Margin - (Non-GAAP)	34.5%	30.3%	34.1%	33.6%

Operating Expenses - GAAP	238,632,884	49,724,164	288,357,048	224,906,065
Less:
Acquisition Related Costs	2,281,458	1,515,844	3,797,302	—
Severance Costs	9,604,204	587,234	10,191,438	—
Adjusted Operating Expenses - (Non-GAAP)	$226,747,222	$47,621,086	$274,368,308	$224,906,065

Income (Loss) from Operations - GAAP	356,494,783	(2,660,604)	353,834,179	369,958,486
Inventory purchase price step-up adjustments pursuance to ASC 805	—	2,498,442	2,498,442	—
Acquisition Related Costs	2,281,458	1,515,844	3,797,302	—
Severance Costs	9,604,204	587,234	10,191,438	—
Adjusted Income from Operations - (Non-GAAP)	$368,380,445	$1,940,916	$370,321,361	$369,958,486

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

Reconciliation of Non-GAAP Measures (continued)
			(Unaudited)
			Nine Months Ended September 30,
	Gentex	VOXX	Consolidated 2025	Consolidated 2024

Net Income (Loss) Attributable to Gentex Corporation - GAAP	$292,191,013	$(309,474)	$291,881,539	$316,820,194
Inventory purchase price step-up adjustments pursuance to ASC 805, net of tax	—	2,081,202	2,081,202	—
Acquisition Related Costs, net of tax	1,900,455	1,262,698	3,163,153	—
Severance Costs, net of tax	8,000,302	489,166	8,489,468	—
Adjusted Net Income Attributable to Gentex Corporation - (Non-GAAP)	$302,091,770	$3,523,592	$305,615,362	$316,820,194

Adjusted Earnings Per Share:
Basic	$1.36	$0.01	$1.37	$1.38
Diluted	$1.36	$0.01	$1.37	$1.38

FINANCIAL CONDITION:
The Company's cash, cash equivalents, and restricted cash as of September 30, 2025 were $181.4 million, a decrease of $51.9 million, compared to $233.3 million as of December 31, 2024. The decrease was primarily due to cash outflows related to the share repurchases, as well as the acquisitions of VOXX and BioConnect, capital expenditures, dividend payments, and investment purchases, which was partially offset by cash flows from operations and proceeds from the sale of investments during the nine months ended September 30, 2025.
Short-term investments as of September 30, 2025 were $4.8 million, down from $22.3 million as of December 31, 2024, and long-term investments were $247.4 million as of September 30, 2025, down from $339.6 million as of December 31, 2024.
Accounts receivable as of September 30, 2025 increased approximately $89.3 million compared to December 31, 2024, primarily due to the timing of customer payments during the nine months ended September 30, 2025, as well as the addition of VOXX sales.
Inventories as of September 30, 2025 were $499.2 million, compared to $436.5 million as of December 31, 2024, primarily due to an increase in finished goods primarily as a result of the acquisition of VOXX.

Accounts payable as of September 30, 2025 increased approximately $83.7 million to $252.0 million, compared to December 31, 2024, primarily driven by timing of payments within the period and the addition of VOXX.
Accrued liabilities as of September 30, 2025 increased approximately $53.9 million compared to December 31, 2024, primarily due to increases in accrued salaries and wages and accrued royalties payable driven by the VOXX acquisition.
Cash flow from operating activities for the nine months ended September 30, 2025 increased $117.8 million to $461.6 million, compared with $343.8 million during the same period last year, primarily due to changes in working capital.
Capital expenditures for the nine months ended September 30, 2025 were approximately $103.4 million, compared with approximately $103.0 million for the same period last year.
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
During 2023, the Company began the design and initial build phase of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. As previously disclosed, construction began in the third quarter of 2024, with an expected completion date in the fourth quarter of 2025. The total cost of the building project is expected to be $15 - $20 million, which is also being funded with cash on hand.
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

The following is a summary of working capital and long-term investments:

	September 30, 2025	December 31, 2024
Working Capital	$774,017,673	$784,635,494
Fixed Income Long-Term Investments	85,874,936	141,961,474
Total	$859,892,609	$926,596,968

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the nine months ended September 30, 2025, the Company repurchased 9,805,995 shares. The Company had 39,643,403 shares remaining available for repurchase under the plan as of September 30, 2025, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE

For the third quarter of 2025, the Company reported net sales of $655.2 million, compared to net sales of $608.5 million in the third quarter of 2024 (which did not include VOXX), an 8% increase quarter over quarter. Core Gentex revenue (excluding VOXX) for the third quarter of 2025 declined 6% versus the third quarter of 2024, while global light vehicle production in North America, Europe, and Japan/Korea increased approximately 2% in the third quarter of 2025, when compared to the third quarter of 2024.

During the nine months ended September 30, 2025, the Company had 42 net new nameplate launches of interior and exterior auto-dimming mirrors and electronic features. Over half of the net launches in the quarter included advanced feature launches, with HomeLink® and Full Display Mirror® the primary technologies.

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

In November 2023, in the ordinary course of business, the Company acquired certain technology assets from eSight. The technology acquired provides the most advanced and versatile low-vision smart glasses available for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight4 is a Class 1 Medical Device that is registered with the FDA, registered with EUDAMED, and inspected by Health Canada. During 2024, the Company recorded its first official sales of medical devices from shipments of the e-Sight Go product.

Biometric Products

In 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a majority-owned subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workloads, and organize their data through customized biometric solutions. BioCenturion's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals. With the acquisition of VOXX on April 1, 2025, which included its majority-owned subsidiary EyeLock®, and the subsequent acquisition of the remaining interest in EyeLock® in August 2025, the Company now owns 100% of BioCenturion. These acquisitions have also enabled the Company to gain full access to the EyeLock® iris biometric technology, which will provide more product applications in the Company's automotive, aerospace, and medical markets. In July 2025, the Company acquired BioConnect Inc., a multi-modal biometric authentication platform provider for physical and digital access control, serving a number of industries. The Company intends to utilize this acquisition to further expand its reach in the biometric space.

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

OTHER

Automotive revenues represented approximately 88% - 91% of the Company's total revenue during the three and nine months ended September 30, 2025, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and other automotive electronics.

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

OUTLOOK

The Company’s current forecasts for light vehicle production for the fourth quarter of 2025, and full years 2025 and 2026, are based on the mid-October 2025 S&P Global Mobility forecast for light vehicle production in North America, Europe, Japan/Korea, and China. Global light vehicle production for the fourth quarter of 2025 is expected to be decline approximately 4%, versus the fourth quarter of 2024. Full-year 2025 production in the Company's primary markets is expected to be down 1% year-over-year, while production in North America is projected to fall approximately 2% in 2025 compared to 2024. Fourth quarter of 2025, and calendar years 2025 and 2026, forecasted light vehicle production volumes are shown below:

Light Vehicle Production (per S&P Global Mobility mid-October light vehicle production forecast)
(in Millions)
Region	Q4 2025	Q4 2024	% Change	Calendar Year 2026	Calendar Year 2025	Calendar Year 2024	2026 vs 2025 % Change	2025 vs 2024 % Change
North America	3.47	3.62	(4)%	14.75	15.14	15.45	(3)%	(2)%
Europe	4.26	4.35	(2)%	16.84	16.87	17.17	—%	(2)%
Japan and Korea	3.06	3.22	(5)%	11.54	12.05	11.98	(4)%	1%
China	9.06	9.52	(5)%	31.71	32.03	30.09	(1)%	6%
Total Light Vehicle Production	19.85	20.71	(4)%	74.84	76.09	74.69	(2)%	2%

Based on the aforementioned light vehicle production forecast, 2025 nine-month results, reduced demand in the China market stemming from recently implemented counter-tariffs, and the expected incremental sales contribution from the VOXX acquisition, Gentex announced certain changes to its full-year 2025 guidance as of October 24, 2025. This most recent guidance reflects the anticipated impact of all known tariffs effective as of October 23, 2025.

2025 Annual Guidance (as of October 24, 2025)
•Consolidated Revenue: $2.50 – $2.60 billion (previously: $2.44 – $2.61 billion)
◦Gentex primary markets: $2.14 – $2.15 billion (previously: $2.10 – $2.20 billion)
◦Gentex China market: $134 – $145 million (previously: $100 – $125 million)
◦VOXX Revenue estimate: $250 – $275 million (previously: $240 – $280 million)

•Gross Margin: 33.5% – 34% (previously 33% - 34%)
◦Gentex (stand-alone): 34.25% – 34.75% (previously 34% - 34.5%)
◦VOXX (stand-alone): 28% – 29% (previously 27% - 29%)

•Operating Expenses (excluding severance): $380 – $390 million (previously $370 - $390 million)
◦Gentex: $305 – $310 million (previously $300 - $310 million)
◦VOXX: $75 – $80 million (previously $70 - $80 million)

•Tax Rate: 16% – 16.5% (previously: 16% – 17%)

•Capital Expenditures: $115 – $125 million (previously $110 - $125 million)

•Depreciation & Amortization: $96 – $99 million (previously $91 - $98 million)
◦Gentex: $95 – $96 million (previously $90 - $95 million)
◦VOXX: $1 - $3 million (unchanged)

Due to ongoing volatility in customer orders and vehicle production volumes, uncertainty related to tariffs, the Ukraine-Russia war, Israel-Hamas war, supply-end labor shortages, supply chain constraints, and overall economic uncertainty, the Company believes that revenue remains difficult to forecast for the remainder of the year and beyond. Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of those already in place, and potential additional future tariffs, trade restrictions, and retaliatory measures; light vehicle production levels; impacts of regulation changes;

automotive plant shutdowns; vehicle sales rates in Europe, Asia and North America; OEM strategies and cost pressures; supply chain constraints: customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and will further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.

Given the current geopolitical environment, tariff landscape, and evolving customer sourcing strategies, the Company will continue to withhold revenue guidance for calendar year 2026, until the needed visibility to support future guidance is available.

In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2025, the Company had 39.6 million shares remaining available for repurchase under the previously announced share repurchase plan.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including foreign exchange rate risk, interest rate risk, commodity price risk, and tariffs. For the quarter ended September 30, 2025, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2024 are set forth herein.

Fluctuating interest rates could negatively impact the Company's financial performance due to realized losses on the sale of fixed income investments and/or recognized losses due to an impairment adjustment on investment securities, as well as the impact on demand for light vehicles.
The Company has some assets, liabilities, and operations outside the United States, including Euro-denominated and Chinese Yuan Renminbi accounts, which currently are not significant overall to the Company as a whole. Because the Company sells its automotive mirrors throughout the world, and automotive manufacturing is highly dependent on general economic conditions and the global supply chain, the Company has been and will continue to be affected by uncertain economic conditions in North American and foreign markets, including tariffs and inflation, and supply chain constraints that have reduced, and will continue to reduce, demand for its products, to the extent they persist.
The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty, especially in light of recently imposed incremental tariffs and tariffs threatened to be imposed, in addition to those already existing. Company input costs are already, and will continue to be, affected by a variety of factors, including: economic and market conditions; inflation; changes in customer demand; supply shortages, constraints, and disruptions; interest rate changes; foreign currency fluctuations; industry actions; and uncertainties in vehicle production schedules, as well as the aforementioned tariffs, trade regulatory actions, and changes in international trade policies, agreements, and/or regulation and competitor activity. Previously enacted tariffs have already increased the Company's input costs and challenge the Company's competitive position. The possibility of even more tariffs and tariff increases persists. While the Company continues to assess the impact of the current tariff and trade environment, tariffs and trade disputes in the geopolitical environment have interfered with and have disrupted automotive supply chains. While further actions regarding tariffs or trade relations between the U.S. and other governments are impossible to predict, the current trade environment has already, and will continue to, negatively impact the Company’s business, financial condition, and results of operations, especially since the Company primarily manufactures and ships from one location. Any continuance of tariffs currently in place and/or escalation of tariffs and trade disputes will have further adverse impact on the Company’s business.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include tariffs and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of October 15, 2025 (http://www.gentex.com/forecast-disclaimer).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. On July 16, 2025, the Company announced a new share repurchase authorization of 40 million shares in addition to the Company's prior repurchase authorization. During the first nine months of 2025, the Company repurchased 9.8 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 9,805,995 shares during the first nine months of 2025, the Company had 39,643,403 shares remaining under the plan as of September 30, 2025.

The following is a summary of share repurchase activity during each month of the nine-month period ended September 30, 2025:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2025	—	$—	—	9,449,398
February 2025	250,015	$24.74	250,015	9,199,383
March 2025	2,850,336	$24.50	2,850,336	6,349,047
1st Quarter 2025 Total	3,100,351	$24.52	3,100,351

April 2025	300,084	$22.02	300,084	6,048,963
May 2025	2,400,790	$22.39	2,400,790	3,648,173
June 2025	3,001,190	$21.93	3,001,190	646,983
2nd Quarter 2025 Total	5,702,064	$22.13	5,702,064

July 2025	—	—	—	40,646,983
August 2025	476,501	27.70	476,501	40,170,482
September 2025	527,079	28.61	527,079	39,643,403
3rd Quarter 2025 Total	1,003,580	28.18	1,003,580

2025 Total	9,805,995		9,805,995	39,643,403

As of September 30, 2025, the Company has repurchased 172,356,325 shares at a total cost of $3,183,243,432 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 53

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 7, 2025	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 7, 2025	/s/ Kevin C. Nash
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