Form 10-K
period 2025-12-31
GENTEX CORP
filed 2026-02-24
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2025 or

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), 219,520,750 shares of the registrant’s common stock, par value $.06 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405 (17 CFR 203.405) on that date was $4,813,633,848 computed at the closing price on that date.

As of January 30, 2026, 215,402,363 shares of the registrant’s common stock, par value $.06 per share, were outstanding.
Portions of the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III. Only those portions of such Proxy Statement that are specifically incorporated by reference shall constitute a part of this Form 10-K.

GENTEX CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2025
FORM 10-K

.
Part I

Item 1.        Business.
(a)General Development of Business
Gentex Corporation (the "Company") was incorporated as a Michigan corporation in 1974. The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, premium audio, dimmable glass, fire protection technologies, medical devices, and consumer electronics, including: automatic-dimming rearview and non-dimming mirrors and electronics for the automotive industry; premium quality sound equipment and products, and other electronic products and accessories for the consumer electronics industry; dimmable aircraft windows for the aviation industry; and smoke alarms for the residential and commercial fire protection industry and signaling devices for the commercial fire protection industry. The Company’s largest business segment involves designing, developing, manufacturing and marketing interior and exterior automatic-dimming automotive rearview mirrors that utilize proprietary electrochromic technology to dim in proportion to the amount of headlight glare from trailing vehicle headlamps. Within this business segment, the Company also designs, develops and manufactures various electronics that are value added features to the interior and exterior automotive rearview mirrors, as well as electronics for interior visors, overhead consoles, and other locations in the vehicle. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
At its inception, the Company manufactured smoke detectors, a product line that has since evolved to include a variety of fire protection technologies. In the 1980's, the Company introduced an interior electromechanical automatic-dimming rearview mirror as an alternative to the manual day/night rearview mirrors for automotive applications, and later an interior electrochromic automatic-dimming rearview mirror for automotive applications. In the 1990's, the Company introduced an exterior electrochromic automatic-dimming rearview mirror for automotive applications and began making volume shipments of three new exterior mirror sub-assembly products: thin glass flat; convex; and aspheric. In 2005, the Company began making volume shipments of its bezel-free exterior automatic dimming mirror. In 2010, the Company began delivering electrochromic dimmable aircraft windows for the aviation industry. In 2013, the Company acquired HomeLink®, a wireless vehicle/home communications product that enables drivers to remotely activate garage door openers, entry door locks, home lighting, security systems, entry gates and other radio frequency convenience products for automotive applications, wherein the Company had previously been a licensee of HomeLink® and had been, since 2003, integrating HomeLink® into its interior automatic-dimming rearview mirrors. In 2015, the Company began making shipments of the Full Display Mirror® ("FDM®"), which is an on-demand, mirror-borne LCD display that streams live, panoramic video of the vehicle's rearward view in order to improve driver rear vision. In 2017, the Company announced an agreement entered into during the ordinary course of business with VOXX International Corporation ("VOXX®") to become the exclusive aftermarket distributor of the Gentex Aftermarket Full Display Mirror® in North America. The Company also developed a three-camera rear vision system that streams rear video – in multiple composite views – to a rearview-mirror-integrated display. Further, the Company announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location and temperature, to the ability to control transactions. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other biometric systems. The Company's future plans include integrating biometric authentication with many of its other electronic features. The biometric system allows for added security and convenience for multiple drivers by adding an additional factor of authentication for increased security, when a driver (or passenger) enters a vehicle. In 2025, the Company introduced its next-generation FDM, which incorporates the Company’s Dynamic View Assist, a series of dynamic viewing modes that can enhance driving safety and make using a digital mirror feel more natural. By utilizing a higher resolution imager, the FDM can automatically expand the mirror’s digital view, digitally tilt downward, and can display picture in picture functions.
In 2023, the Company acquired certain technology assets from eSight Corporation ("eSight®"), in the ordinary course of business (see Note 11, "Acquisitions"). The technology acquired from eSight® provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. The Company has been developing, initially for contract manufacture and now as the owner, the technology, referred to as eSightGo®. Deliveries of eSightGo® to customers began shipping in calendar year 2024.

In January 2024, the Company announced a partnership, in the ordinary course of business, with Solace Power, an innovative wireless power transfer technology company. This collaboration is intended to further develop, manufacture, and commercialize Solace Power’s unique wireless power systems for a wide variety of industries. In conjunction with this partnership, the Company obtained an approximate 15% equity share in Solace Power. The Company believes Solace Power’s technology not only has immediate applications in the current Company product portfolio, but can also play an important role in the Company’s continued expansion into new markets.
Also in 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE®. PLACE® offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE® portfolio of smart-home solutions is designed to address the nuanced safety requirements of various home spaces. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and Volatile Organic Compound ("VOC") detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application. Shipments of the Company's PLACE® product line began during the second quarter of 2025.
In November 2024, the Company acquired GalvanEyes, LLC ("GalvanEyes"), which is the managing partner and 50% owner of the BioCenturion LLC ("BioCenturion") joint venture with Eyelock LLC ("EyeLock"), a subsidiary of VOXX (see Note 11, "Acquisitions"). BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workload, and organize their data through customized biometric solutions. The company's significant intellectual property ("IP") portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals.
On April 1, 2025, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share, resulting in VOXX becoming a wholly owned subsidiary of the Company for cash consideration totaling $148.3 million (see Note 11, "Acquisitions"). The acquisition of VOXX is a strategic addition to the Company's portfolio of products. VOXX's revenue is comprised of its automotive OEM and aftermarket business, as well as consumer electronics industry business. As a result of the transaction, the Company has also gained full access to the EyeLock® iris biometric technology, which represents a unique, extremely accurate and highly secure method of authentication. The Company intends to incorporate this technology into future product developments across its automotive, aerospace, and medical market segments to enhance authentication, security, and human‑machine interface solutions. The acquisition also included Premium Audio Company LLC ("PAC"), which the Company believes is the most innovative and complete premium audio solution provider in the consumer technology space and includes world renowned brands such as Klipsch®, Onkyo® and Integra®. The Company also believes its expertise in high volume manufacturing will help the PAC team continue its expansion in the consumer technology and connected home space through newly launched Company products, such as PLACE® and HomeLink®. Additionally, the Company's sales and business development teams will further equip the PAC team with additional automaker exposure to build on the early success of several OEM launches of Klipsch® Reference Premiere audio systems. The Company believes the acquisition of VOXX will contribute to long-term revenue growth and profitability and create shareholder value through expansion in existing and new markets, potential growth stemming from acquired technologies, realization of operational efficiencies, net asset values and potentially capturable tax losses, as well as the combined brand value and reputation of the VOXX family of brands.
On July 1, 2025, the Company, in the ordinary course of business, completed its acquisition of BioConnect Inc. ("BioConnect") (see Note 11, "Acquisitions"). BioConnect is a leader in biometric authentication solutions, providing a multi-modal authentication platform for security and access control that verifies a person's identity across physical, IoT, and digital applications, resulting in exact identity assurance, advanced cybersecurity, and the protection of assets, people, data, and IP. BioConnect serves customers spanning several regulated industries, including data storage, healthcare, financial services, education, and manufacturing. The Company intends to utilize the acquisition to expand its reach in the biometric industry, providing it with a stronger foothold in the security and access control industry, as well as the expertise to continue developing advanced biometric solutions for the industries currently served. The Company also believes synergies exist between BioConnect and the previously acquired EyeLock® and is exploring ways to utilize EyeLock® hardware in BioConnect platforms.

(b)[Reserved]

(c)Description of Business
The Company designs, develops, manufactures, markets, and supplies digital vision, connected car, premium audio, dimmable glass, fire protection, medical device, and consumer electronic technologies, including: automatic-dimming and non-automatic-dimming rearview mirrors and electronics for the automotive industry; premium quality sound equipment and products, as well as other electronic products and accessories for the consumer electronics industry; dimmable aircraft windows for the aviation industry; and commercial smoke alarms and signaling devices for the fire protection industry.
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
The Company also manufactures automotive electronics products as part of HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. Certain of the Company's features can be located either in the rearview mirror or other locations in the vehicle. As a part of the Company expanding its FDM® products and ITM® systems, rearward facing video cameras, digital video recording, and integrated toll transponders are being produced and sold. Additionally, as a result of its completion of the acquisition of VOXX on April 1, 2025, the Company now manufactures other automotive electronic products, including: automotive security, vehicle access, and remote start modules and systems; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; 360 camera applications; interior lighting systems and solutions; turn signal switches; puddle lamps; box lights; and harnesses.
The Company produces rearview mirrors and electronics globally for automotive passenger cars, light trucks, pickup trucks, sport utility vehicles, and vans for original equipment manufacturers ("OEMs"), automotive suppliers, and various aftermarket and accessory customers. Automotive rearview mirrors and electronics accounted for 89% of the Company’s consolidated net sales in 2025.
The Company is the leading manufacturer of electrochromic automatic-dimming rearview mirrors in the world, and is the largest supplier of the same to the automotive industry. Competitors for automotive rearview mirrors and other automotive electronic products include Magna International ("Magna"), Ficosa, Fudi Technology, Findream Technology, Ganxiang, Hefei Haoxiang, Kingband, Acson, Nigbo Huichang, Panasonic, Aolian, Ultronix, SMR Automotive, Intertech, Adayo, Sincode, Licon, Mirrortech, Mike Shanghai, Guangdong Yangfeng Electronic Technology Co. Ltd., Guangdong E-Think Technology Company, Hubei SL, Shanxi Coal, Chongqing Yimei, Denso, LG, Continental, Lear, Bosch, and Forvia (Fauricia). The Company also supplies electrochromic automatic-dimming rearview mirrors to certain of its rearview mirror competitors.
Automotive Rearview Mirrors and Electronics Product Development. The Company continually seeks to develop new products, including working to introduce additional advanced feature automatic-dimming mirrors. Advanced-feature automatic-dimming mirrors currently being offered by the Company include one or more of the following features: HomeLink®, HomeLink Connect®, frameless mirror designs, compass displays, telematics, ITM® systems, Rear Camera Display ("RCD") interior mirrors, FDM® interior mirrors, digital video recording solutions, exterior turn signals, side blind zone indicators and various other exterior mirror features that improve safety and field of view. Advanced features currently in development and/or being sold include: biometric authentication systems; hybrid and fully digital camera monitoring systems ("CMS"); driver and cabin monitoring systems; cabin sensing systems; touch screen displays for mirrors; and digital enhancements to displays to improve driver safety, among other things.

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
Automotive Rearview Mirrors and Electronics Markets and Marketing. In North America, Europe and Asia, the Company markets its products primarily through a direct sales force utilizing its sales and engineering offices located in Germany, UK, Sweden, France, Israel, Japan, South Korea and China, as well as its headquarters in Michigan. The Company generally supplies automatic-dimming mirrors, mirrors with advanced electronic features, and other automotive electronics products to its customers worldwide under annual blanket purchase orders with customers, as well as under long-term agreements with certain customers, entered into in the ordinary course of the Company's business.
The Company is currently supplying mirrors and electronic modules for Aston Martin, BMW Group, Bendix Commercial, Daimler Group, Faraday Future, Ferrari, Ford Motor Co., Geely/Volvo, General Motors, Harley Davidson, Honda Motor Co., Hyundai/Kia, Isuzu Motors, Kawasaki Heavy Industries, KG Ssangyong Mobility, Lucid Motors, Mack Truck, Mazda, Maruti Suzuki, Mahindra & Mahindra, McLaren, Nissan North America, Polaris, Renault/Nissan/Mitsubishi Group, Rivian Automotive, Ryco Motorsport, Stellantis, Subaru, Tata Motors, Textron Finance Shared Service, Tesla, TOGG Inc., Toyota Motor Company, Volkswagen Group, Wesco Distribution, Yamaha, and ZF North America Autocar, as well as shipments to domestic China manufacturers (Chery, Dongfeng, FAW, Great Wall Motors, Human Horizon, King Long, Lixiang Auto, NIO, SAIC, and Xpeng EV).
Revenues by major geographic area are disclosed in Note 10, Revenue, of the Consolidated Financial Statements.
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
Automotive Rearview Mirrors and Electronics Competition. The Company continues to be the leading producer of automatic-dimming rearview mirrors in the world and currently is the largest supplier to the automotive industry with an approximate 79% market share worldwide in 2025. As a result of tariff and counter tariff actions in the global economy, and with the Company primarily manufacturing in the United States, the Company's export sales into the China market were impacted in 2025, resulting in an overall reduction in global market share. It is expected that such tariff and counter tariff action will continue to negatively impact the Company's export sales into China and further affect the Company's ability to compete in that market. Nevertheless, the Company believes it will retain a significant position in automatic-dimming rearview mirrors for some time, notwithstanding the foregoing and the fact that another U.S. manufacturer, Magna Mirrors, a division of Magna, continues to compete for sales to domestic and foreign vehicle manufacturers and is supplying a number of domestic and foreign vehicle models with its versions of auto-dimming mirrors. As such, Magna may present a formidable competitive threat. The Company also continues to sell automatic-dimming exterior mirror sub-assemblies to Magna Mirrors. There are also several Chinese domestic mirror suppliers that are marketing and selling automatic-dimming rearview mirrors, primarily within the domestic China automotive market. Moreover, other companies have products that are competitive to the Company's FDM® system, and Chinese domestic mirror suppliers are marketing and selling these products within the domestic China market. Further, at least one Japan manufacturer (Panasonic) sells and markets competitive FDM® type products in Japan. The Company acknowledges that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
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
As the Company continues to expand its automatic-dimming mirror products with additional advanced electronic features and expands the capabilities of its: CMOS imager technology for additional features (i.e. FDM®, rear video camera, digital video recorder, etc.); hybrid and fully digital CMS technology; and driver and cabin monitoring systems, the Company recognizes that it is competing with considerably larger and more geographically diverse electronics companies that present a formidable competitive threat in the future as new products/features and technologies are brought to market.
Premium Audio Products
As of April 1, 2025, pursuant to the acquisition of all of VOXX, the Company now designs, manufactures, distributes, and markets high quality audio equipment designed to deliver superior sound performance and quality. The Company's premium audio products include premium loudspeakers, architectural speakers, commercial and cinema speakers, outdoor speakers, wireless and Bluetooth® speakers, A/V receivers, high performance 2 channel loudspeakers and electronics, high performance party speakers, home theater systems, business and streaming music systems, soundbars, and Bluetooth headphones and earbuds.
Markets and Marketing. The Company markets its premium audio products globally to mass merchants, regional chain stores, premium department stores, distributors, e-commerce platforms, specialty and internet retailers, and cinema operators.
Competition. The premium audio industry is highly competitive, driven by growing consumer demand for high-quality, spatial, and immersive audio experiences. The industry is also characterized by rapid technological advancement, frequent product upgrades, and evolving customer preferences. Competitors for the Company's premium audio products include Polk, Definitive, JBL, Denon, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, and Philips.
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
The Company’s success with electrochromic technology provides potential opportunities and use cases for other commercial applications, which the Company continues to explore, including, but not limited to: passenger smart-lighting that automatically optimizes illumination for various in-flight activities like reading, dining, or computer work; and biometric systems for personalizing the in-flight experience.

Fire Protection Technologies
The Company manufactures photoelectric smoke detectors and alarms, visual signaling alarms, photoelectric smoke alarms and electrochemical carbon monoxide alarms, electrochemical carbon monoxide alarms and detectors, audible and visual signaling appliances, and bells and speakers for use in fire detection systems in office buildings, hotels, and other commercial and residential establishments. In 2024, the Company announced the introduction of a suite of smart home safety products with room-specific functionality called PLACE®. PLACE® offers a holistic solution that blends smart home safety, comfort, and security features into one sophisticated system, all controlled from a single, user-friendly app. The PLACE® portfolio of smart-home solutions is being designed to address the nuanced safety requirements of various home spaces, including the introduction of an industry-first low-frequency sounder designed to improve alarm effectiveness, particularly for deep sleepers, children, and individuals with hearing impairments. The base Any Space unit provides smart smoke and carbon monoxide detection and Wi-Fi connectivity for space-specific alerts. The system’s versatility is further demonstrated through specialized units for the kitchen, nursery, and garage, each equipped with additional safeguards like gas and VOC detection, room-monitoring cameras, intercoms, and temperature and humidity sensing, as appropriate to the application.
Markets and Marketing. The Company’s fire protection technologies are sold directly to fire protection and security product distributors under the Company’s brand name, to electrical wholesale houses, and to OEMs of fire protection systems under both the Company’s brand name and private labels. The Company markets its fire protection products primarily in North America, but also globally through regional sales managers and manufacturer representative organizations. The Company's PLACE® products are being sold to retailers.
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
Nanofiber Products and Development
The Company completed the acquisition of Vaporsens, Inc. ("Vaporsens") in 2020. Vaporsens specializes in nanofiber chemical sensing research and development.
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
Markets and Marketing. The Company markets and sells the eSight smart glasses directly to consumers that have visual impairments or eye conditions. The Company also sells the eSight product through authorized distributors.
Aftermarket Electronic Products
As of April 1, 2025, pursuant to the acquisition of all of VOXX, the Company now sells and distributes select automotive electronic technologies, equipment, accessories, and entertainment products that are not manufactured by the Company and are marketed for vehicle enhancement and customization in the aftermarket, following the initial vehicle sale by automobile manufacturers. Products sold in this segment include: automotive security, vehicle access, and remote start modules and systems; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; rear observation and collision avoidance systems/blind spot sensors/automotive sensing and camera systems/driver distraction products; distribution of satellite radios, including plug and play models and direct connect models; cruise control systems; heated seats; security and shock sensors; and harnesses
Markets and Marketing. The Company markets its aftermarket electronics products primarily to: car dealerships; distributors; auto parts retail chains; specialty car audio, electronics, and customization retailers; independent 12-volt retailers; and internet retailers.
Competition. The automotive aftermarket industry is highly competitive, comprising a diverse range of manufacturers, distributors, and installers serving both consumer and commercial markets. Competition in this industry is driven by factors including price, product preference, technology, and brand reputation and is further affected by the rapid technological innovation and increasing consumer demand for connectivity and customization.
Consumer Electronic Products
As of April 1, 2025, pursuant to the acquisition of all of VOXX, the Company now sells and distributes certain consumer electronic products and accessories within the German, Austrian and Switzerland markets in Europe, including wireless and Bluetooth® speakers; A/V receivers; wired, wireless, and Bluetooth headphones and ear buds; solar power systems, lights and accessories; High-Definition Television antennas ("HDTV") and Multimedia Interface ("HDMI") accessories; fiber optic accessories; remote controls; home electronic accessories, including cabling, power cords, mice, keyboards, and gaming accessories; power supply systems; and charging products.
Markets and Marketing. The Company markets its consumer electronics products primarily to mass merchants, big box retailers, regional chain stores, distributors, and e-commerce platforms in the European market.
Competition. The consumer electronics and accessories industry is highly competitive and price sensitive, often with limited differentiation in many categories. Affordability and basic functionality are often prioritized, making price a primary competitive factor, as well as compatibility. Products often have short life cycles and are easily replicated. Competitors for the Company's consumer electronic products include Emerson Radio, Belkin, GE, private label brands, Hama, Anker, Vogels, TechniSat, Brennenstuhl, AudioQuest, and Inakustik.
Biometrics Products and Development
In November 2024, the Company, in the ordinary course of business, acquired GalvanEyes, the managing partner and 50% owner of the BioCenturion joint venture with EyeLock, a subsidiary of VOXX. BioCenturion develops biometric authentication solutions supported by an IP portfolio comprised of more than 100 granted and pending patents and related proprietary technologies. These solutions enable high‑speed, touchless, and secure identity verification across multiple end markets. In April 2025, the Company acquired all of VOXX, including its subsidiary EyeLock LLC. This acquisition resulted in the Company obtaining full ownership of BioCenturion and full access to EyeLock® iris‑based biometric technology, which can now support expanded product applications within the Company’s automotive, aerospace, and medical markets. In July 2025, the Company acquired BioConnect, a provider of biometric authentication and access‑control solutions. The acquisition expands the Company’s presence in the biometric security industry and enhances its capabilities to develop advanced biometric technologies across the markets it serves. The Company believes there are synergies between BioConnect and EyeLock® and evaluation of opportunities to integrate EyeLock® hardware into BioConnect platforms is ongoing.
Markets and Marketing. The Company markets and sells identity‑authentication and access‑control products utilizing its biometric technologies. These products are deployed across a variety of end‑use environments, including data centers, stadiums, universities, and other commercial and institutional facilities. The Company sells such products through its standard sales channels, including direct sales to customers, as well as through authorized distributors.
Trademarks and Patents
As of December 31, 2025, the Company owned 198 U.S. Registered Trademarks, 980 U.S. Patents, 1,605 foreign Registered Trademarks, and 1,601 foreign patents. The vast majority of these Registered Trademarks and Patents relate to the Company's core industries of automotive, premium audio, aerospace, and fire protection, as well as medical devices and biometrics. The Company believes these patents and trademarks provide a competitive advantage, though no single patent or trademark is necessarily required for the success of the Company’s products. Many of these patents and registered trademarks relate to electrochromic technology, automotive rearview mirrors, displays, cameras, sensor technology, smart lighting technology, HomeLink®, variably dimmable windows, automotive visors, driver and cabin monitoring systems, fire protection technologies, biometric technology, and medical devices. These patents expire at various times between 2026 and 2050.
The Company also has in process 221 U.S. Patent applications, 326 foreign patent applications, 43 U.S. Registered Trademark applications, and 73 foreign registered trademark applications.
The Company continuously seeks to improve its core and acquired technologies and apply those technologies to new and existing products. As those efforts produce patentable inventions, the Company expects to file appropriate patent applications. In addition, the Company periodically obtains IP rights, in the ordinary course of the Company’s business, to strengthen its IP portfolio and minimize potential risks of infringement.
Human Capital Resources
As of December 31, 2025, the Company had 6,398 full-time employees. of which 5,708 were U.S. based and 690 were internationally based. Of the Company's U.S. based employees, 35 were covered under collective bargaining agreements. The Company believes that its relations with its employees are in good standing. See "Executive Officers of the Registrant" in Part III, Item 10.
The Company fosters an inclusive environment where employees can perform at their best, support each other professionally, and continue to learn and grow, so as to achieve personal and Company goals. The Company also introduced new Core Values and Personal Behaviors to communicate shared common values and ways of working together to achieve personal and business goals.
This culture is supported by a competitive compensation system that goes beyond base salary and includes: quarterly profit-sharing bonuses; an extensive stock-based compensation program that extends to all eligible employees; an employee stock purchase plan; and 401(k) plan (or other retirement plan for non-US employees) with Company matching. On-the-job training, tuition reimbursement, and a partnership with two colleges to offer free or reduced-cost classes are available to employees who want to advance their education.
The Company provides a healthy and safe climate-controlled work environment that includes an on-site wellness center and on-site health clinic at its headquarters. A number of health-related programs are available to employees, including: asthma/COPD management services; diabetes management; "Smart Health," which gives employees and spouses a way to earn wellness credits; Gentex Cares+ Employee Assistance Program; and a Community Supported Agriculture program, where employees can sign up to receive shares of seasonal produce from a local farm delivered to them at work. The Company also opened the Gentex Discovery Preschool in 2025, an on-site childcare and preschool center designed to provide employees with convenient, cost-effective access to quality childcare during first and second shift hours.
The Company is extremely proud of its workplace injury prevention programs, which have achieved workplace injury rates well below industry averages.
Evidence of the Company's commitment to inclusion is its cultivation of an ethos that allows team members to make a lasting impact in the communities in which the Company operates, all while attracting and retaining talent from all walks of life that can help propel the business forward. While the Company has an environment of equal employment opportunity related to recruitment, hiring, promotion, discipline, and other terms of employment, the commitment to have a skilled and representative world class workforce goes beyond.
The Company's inclusivity initiatives are supported by its officer in charge of the same an a council, which helps implement specific inclusivity programs, supports internal training, and creates opportunities to spread awareness throughout the organization. The Company's council is led by Mr. Joe Matthews and includes employees from a variety of departments. The Company's inclusivity initiatives are further supported by an Advisory Board, which is also led by Mr. Matthews, and includes various executives, including the CEO, and two external members who are experts in the field of inclusion.
As a part of its ethos, the Company maintains a growing list of business resource groups ("BRGs") comprised of individuals with similar interests or backgrounds who work internally to support one another, develop leadership skills, and enhance cultural awareness. Among current BRGs are Women@Gentex, Gentex V.E.T.S., and Emerging Professionals.

The Women@Gentex business resource group has received two awards recognizing its mission to support women in the workplace. In 2023, the group received a Pillar Award from Women’s Resource Center. In 2025, the Automotive Women’s Alliance Foundation presented a Group Achievement Award for inspiring and advancing women in the automotive industry.
In 2023, the Michigan Veterans Affairs agency awarded the Company a silver-level veteran-friendly employer status in recognition of the support and access to resources the Company provides for military veterans. In 2025, the Gentex V.E.T.S. celebrated 10 years of holding an on-site Veterans Day Ceremony to honor and recognize its employees who served in the military.
Efforts in this regard at the Company extend to the supply base as well, where the Company has been recognized for ongoing efforts to increase supplier relationships with certified minority, woman, veteran, and LGBTQ+-owned enterprises. In fact, the Company mentors certain such suppliers to help them develop the business systems and technological improvements necessary to support future growth. The Company is a member of, or otherwise involved in, the Michigan Minority Supplier Development Council, Original Equipment Supplier's Association - Diversity & Inclusion, Board of Governors, Consumer Technology Association - D&I Group, Michigan Diversity Connection, West Michigan Hispanic Chamber of Commerce, and the Great Lakes Women's Business Council.
Hiring rates, voluntary and involuntary turnover rates, internal rates of hiring and promotion, and safety records are measures of the Company's success in human capital management. While hiring and inclusivity policies are in place to remain on track in terms of appropriate human resources management, the inclusivity efforts have furthered the process of creating a welcoming environment so the Company can hire and retain the best people. The Company produces a Sustainability Report, referenced below, providing more information regarding corporate responsibility. To ensure an excellent and increasing employment base, the Company has added Spanish speaking manufacturing lines, which involve translating materials for recruiting, orientation, on-boarding, training, benefits and work instructions in the Spanish language. In 2024, the Company’s Vice President of Accounting and Corporate Controller was honored as one of the 25 Most Influential Latinos in West Michigan for her work to establish the Company’s Limited English Proficiency Program. The Company was also presented with a DE&I Champion Award from the MEMA Original Equipment Suppliers Association for championing the spirit of DE&I within the organization and in the communities where its employees live.
Moreover, the Company's inclusivity efforts related to actively developing and using minority, women, and veteran-owned suppliers have been acknowledged and recognized by multiple original equipment manufacturers ("OEM") customers. In fact, Toyota Motor Engineering & Manufacturing North America, Inc. has specifically recognized the Company's efforts over the last 10 years to increase supplier relationships with minority business enterprises. The Company has also won supplier diversity awards from Honda, Nissan, and Toyota.
In 2022, the Company established the Gentex Foundation, which provides financial grants to organizations across the country in support of economic development, children's services, public health, housing assistance and diversity initiatives among other causes. The Gentex Foundation is managed by a board of directors that reviews grant applications with a particular focus on communities where Company employees live and work, consistent with the organization's values of integrity, compassion, innovation and inclusivity. Employees are encouraged to organize on-site fundraisers and to spend time volunteering at worthy charitable organizations in addition to giving financially. Support is also provided to a number of minority organizations in keeping with the Company's efforts and to continue to build an even more representative and skilled workforce.
The Gentex Foundation created the Amanda Clark Scholarship, which awards a $20,000 scholarship to a female high school senior who is planning to earn a science, technology, engineering, or math (STEM) degree at a four-year college/university. The Foundation has awarded five students with the scholarship since 2023. Gentex also created a Material Science Scholarship in partnership with the University of Utah to support college students. Scholarship recipients receive $2,000/year for two years from the Company and a matching $1,000/year from the John and Marcia Price College of Engineering at the University of Utah.
The Company's Board of Directors (the "Board") and its committees have regular touchpoints with management regarding: employee engagement; workforce planning (including capabilities and skills development); safety; understanding workforce demographics and strategies with respect thereto; and corporate culture. The Board and management know that the right talent is required to implement the Company's strategies. As such, the Board and its committees work with management regarding the approach to, and investment in, human capital that includes recruitment, talent development, retention, and diversity. The Board and its committees have access to all levels of employees in the Company in its efforts to properly oversee human resources issues.

The Company's commitment to inclusivity is very apparent by the inclusiveness of the Board. The Board and the Nominating and Corporate Governance Committee have taken concrete actions to increase Board inclusivity, including use of various resources and environments to identify qualified director candidates from all walks of life. Such candidates are contacted and interviewed in order to continue to build an even more inclusive, qualified, and capable Board.
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
Energy and Climate Change. The Company understands that energy use and manufacturing are large contributors of the Company's overall greenhouse gas emissions. As such, the Company remains committed to improving energy-efficiency. To that end, the Company has announced the following carbon reduction and neutrality goals:
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
Waste and Recycling. The Company also has robust waste and recycling strategies, tracking solid waste to landfill, solid waste recycled, and regulated waste. As a part of its strategies, the Company has committed to the following landfill avoidance goals:
–By 2026, 20% below 2021 levels
–By 2031, 60% below 2021 levels
–By 2041, 90% below 2021 levels
–By 2045, 100% zero landfill waste

The Company has already achieved its 2026 landfill avoidance goal ahead of schedule.
Initiatives. With respect to sustainability initiatives, the Company has undertaken a number of actions related to energy, waste stewardship, water management, and environmental protection. Regarding energy, the Company: utilizes software-managed and occupancy-sensor controlled lighting in all facilities; has air economizers and energy recovery units in HVAC systems; utilizes energy efficient fluorescent lighting; has certain white material roofs to reflect sunlight; has insulated metal panel systems for exterior walls (for energy efficiency); captures excess heat from compressed air systems and uses it to preheat/temper water used in production; takes excess water from production processes to use in boiler/snow melt water; and installed a centralized water chiller plant to lower energy use. Regarding waste stewardship, the Company improved its cleaning method for certain products to reduce material usage preventing thousands of pounds of additional waste material and uses recycled materials in facility carpets. In terms of waste management, the Company: put in place a water recovery system that significantly reduced overall water usage; collects storm water to reduce discharge into municipal drain systems; implemented irrigation software to monitor weather conditions thereby reducing water consumption; and diligently works to monitor and reduce potential pollutants in its facilities. In terms of environmental protection, the Company has: integrated “green roofs;” adopted a highway to clean waste from public lands; constructed wetland and wildlife habitat areas; and acquired property which includes natural wetlands. As regards transportation, the Company maintains: 30 electric vehicle charging stations; a bicycle fleet for travel between facilities; a bus shelter to encourage bus ridership; and Sweed banding choppers at certain facilities to reduce frequency of trips to recycling.

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

Item 1A.    Risk Factors.
Safe Harbor for Forward-Looking Statements. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; increased competition, seasonal consumer shopping patterns, and changes in the retail industry for products such as consumer electronics, warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation, including securities litigation relating to the conduct of our business; and force majeure events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include tariffs and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of January 14, 2026 (http://www.gentex.com/forecast-disclaimer).
The following risk factors, together with all other information provided in this Annual Report on Form 10-K should be carefully considered.
Automotive Industry. Customers within the auto industry comprise approximately 89% of our net sales. The automotive industry has always been cyclical and highly impacted by levels of economic activity. The current economic environment, including tariffs and inflation, continues to be uncertain, and continues to cause financial and production stresses evidenced by volatile automotive production levels, volatility with customer orders, supplier part and material shortages (especially electronics components), automotive and Tier 1 supplier plant shutdowns, customer and supplier financial issues, commodity raw material cost increases, supply constraints, consumer vehicle preference shifts (where we have a lower penetration rate and lower content per vehicle), and supply chain stresses. When automotive customers (including their Tier 1 suppliers) and suppliers experience significant plant shutdowns, work stoppages, strikes, part shortages, etc., it disrupts our shipments to these customers, which adversely affects our business, financial condition, and/or results of operations. Automakers continue to experience volatility and uncertainty in executing planned new programs on time, due in part to continued vehicle complexity increases and supply chain constraints. This brings increased risk of delays or cancellations of new vehicle platforms, package configurations, and inaccurate volume forecasts. This makes it challenging for us to forecast future sales and manage costs, inventory, capital, engineering, research and development, and human resource investments, in addition to the aforementioned factors.
Key Customers. We have a number of large customers, including three automotive customers which each account for 10% or more of our annual consolidated net sales in 2025 (including direct sales to OEM customers and sales through their Tier 1 suppliers): Toyota Motor Company, Volkswagen Group, and General Motors. The loss of all or a substantial portion of the sales to, or decreases in production by, any of these customers (or certain other significant customers) would have a material adverse effect on our business, financial condition, and/or results of operations.
Pricing Pressures. We continue to experience ongoing pricing pressures from our customers and competitors, which have affected, and which will continue to affect our profit margins to the extent that we are unable to offset these pricing pressures with price adjustments, engineering and purchasing cost reductions, productivity improvements, increases in product shipments, and/or introduction of new products and new and advanced technologies, each of which pose ongoing challenges, which continue to adversely impact our business, financial condition, and/or results of operations.
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
Business Combinations. We continue pursuing selected acquisitions of, and investments in, businesses, technologies, and other assets as a component of our growth strategy. We cannot be certain that we will be able to identify attractive acquisition targets, have resources available for, or obtain financing for, acquisitions on satisfactory terms, successfully acquire identified targets, or manage timing of acquisitions with our businesses. Additionally, we may not always be successful in integrating acquired businesses into our existing operations, achieving projected synergies, and/or maximizing the value of acquired technologies and businesses. Competition for acquisition opportunities in the various industries in which we operate already exists and may increase, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. We are also subject to applicable antitrust laws and must avoid anticompetitive behavior. These and other acquisition-related factors negatively and adversely impact our business, financial condition, and/or results of operations.
Impairment of Goodwill and Intangible Assets. We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. We have experienced impairment charges in the past (refer to Note 1, Summary of Significant Accounting and Reporting Policies) of the Consolidated Financial Statements). Additional future impairment may result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape, and a variety of other circumstances. The amount of any impairment is recorded as a charge to our Consolidated Statement of Income. We may never realize the full value of our goodwill and intangible assets, and determinations requiring impairment charges have had and will continue to have an adverse effect on our financial condition and results of operations.
Tariffs. The geopolitical environment between the Unites States and other jurisdictions, most significantly China, continues to cause uncertainty, especially in light of recently imposed tariffs, tariffs threatened to be imposed, and those already existing. For example, the United States has imposed, proposed, and/or threatened tariffs on a broad range of foreign-sourced products and materials including tariffs on products imported from China, Mexico, and Canada. In response, certain trading partners of the United States, including China, have imposed, proposed, and/or threatened retaliatory tariffs and other measures on goods manufactured in the United States. Previously enacted tariffs have increased the Company's input costs and challenged the Company's competitive position in foreign markets, especially in China. The continuance of these tariffs and/or escalation of disputes in the geopolitical environment interferes with supply chains and have had and will continue to have a negative impact on the Company’s business, financial condition, and/or results of operations, especially since the Company primarily manufactures and ships from the United States. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have a further adverse impact on our business, financial condition, and results of operations.
Technology Investments. We have invested in certain companies and projects that we do not have full control over operations, management, or decision-making, which are accounted for under the measurement alternative method of accounting or equity method of accounting. For investments accounted for under the equity method of accounting, we rely on the investment partner for the reporting of the financial results of the investment, and to the extent that the financial reporting of the investments is incorrect, our financial results reported using that information may be incorrect. These investments are subject to risks related to the businesses in which we invest, which may be different than the risks inherent in our own business. Some of these investments have, and could in the future become impaired or have realized or unrealized losses in future periods, which has had and will continue to have an adverse effect on our financial condition and results of operations.
Competition. We recognize that Magna Mirrors, our main competitor, has considerably more resources available to it, and presents a formidable competitive threat. Additionally, other companies have demonstrated products that are competitive to our FDM® system and other products, especially in the China market. We acknowledge that dimming device (e.g., electrochromic) technology is the subject of research and development efforts by numerous third parties.
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
Biometrics Market. A component of the Company's growth strategy includes expansion of our biometric technology and solutions into commercial markets. Although the use of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, fingerprints, and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors, including: the cost, performance and reliability of our products and services and the products and services offered by our competitors; customers’ perceptions regarding the benefits of biometrics solutions; public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected; public perceptions regarding the confidentiality of private information; proposed or enacted legislation related to privacy of information; customers’ satisfaction with biometrics solutions; and marketing efforts and publicity regarding biometrics solutions.
A considerable number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition, fingerprint biometrics, and other iris authentication competitors that currently compete with, or will compete directly with, our biometric authentication solutions. We expect that additional competitors will enter the biometrics market and become significant long-term competitors, and that as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. There is no assurance the Company will be successful in this area.
Supply Chain Disruptions. As a result of just-in-time supply chains within our business and the automotive industry, disruptions in our supply chain have occurred, are occurring, and may continue to occur due to industry-wide parts shortages, labor shortages, and other global supply chain constraints. We have and continue to take a number of steps to mitigate supply chain challenges, which include strategies involving the additional procurement of available raw materials to prepare for assembling finished goods more quickly when supply constraints ease for certain common components. These inventory strategies further introduce obsolescence risk that impacts our business, financial condition, and/or results of operations. Moreover, as our customers' forecasted demand changes, our inventory may become obsolete and write-offs or write-downs of our inventory may be exacerbated. Disruptions can also occur due to natural disasters, pandemics, work stoppages, strikes, bankruptcy, etc. Such circumstances have disrupted, are disrupting, and will continue to disrupt our shipments to automakers and Tier 1 customers, which adversely affects our business, financial condition, and/or results of operations.
Workforce Disruptions. We have experienced, and may continue to experience in the future, disruptions to our workforce as a result of a tight labor market, employee illness, quarantines, and absenteeism. The impacts of continued disruptions to our workforce have affected, are affecting, and are expected to continue to affect our business, financial condition, and/or results of operations.
Product Mix. We sell products that have varying profit margins. Our financial performance has been impacted by the mix of products we sell, and to which customers, during a given period. The industries we operate in are subject to rapid technological change, vigorous competition, short product life cycles and cyclical, ever-changing consumer demand patterns. When our customers are adversely affected by these factors, we are similarly affected to the extent that our customers reduce the volume of orders for our products or certain of our products. As a result of such changes and circumstances impacting our customers, our sales mix shifts, which has either favorable or unfavorable impact on revenue and would include shifts in regional growth and in sales demand, as well as in consumer demand. For example, within the automotive industry, where a decrease in consumer demand for specific types of vehicles where we have traditionally provided higher value content has occurred, that would have a significant effect on our business, financial condition, and/or results of operations. Our forward guidance and estimates assume a certain geographic sales mix as well as a product sales mix. When actual results vary from this projected geographic and product mix of sales, our business, financial condition, and/or results of operations are impacted.
Intellectual Property. We believe that our patents and trade secrets provide us with some competitive advantage in automotive rearview mirrors, variable dimmable devices, certain electronics, fire protection technologies, and biometric technologies, though no single patent is necessarily required for the success of our products. The loss of any significant combination of patents and trade secrets regarding our products could adversely affect our business, financial condition, and/or results of operations. Lack of IP protection in a number of countries, including China, represents a current and ongoing risk for the Company.
New Technology and Product Development. We continue to invest significantly in engineering, research and development projects. When any such efforts ultimately prove to be less successful than anticipated, our business, financial condition, and/or results of operations are adversely affected.
Intellectual Property Litigation and Infringement Claims. The products we sell are continually changing as a result of improved technology. Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement of a third party’s patents, trade secrets, trademarks, or copyrights. A successful claim of patent or other IP infringement and damages against us could affect our business, financial condition, and/or results of operations. If a person or company claims that our products infringed their IP rights, any resulting litigation would be costly, time consuming, and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved in our business and the uncertainty of IP litigation significantly increases these risks and makes such risk part of our ongoing business. To that end, we periodically obtain IP rights, in the ordinary course of business, to strengthen our IP portfolio and minimize potential risks of infringement. The increasing tendency of patents granted to others on combinations of known technology and claims for royalties are threats to our Company. Any of these adverse consequences could potentially have a negative impact on our business, financial condition and/or results of operations.
Credit Risk. The Company has trade accounts receivable balances due from customers to whom sales are made in the ordinary course of business. From time to time, the Company also makes loans in the ordinary course of business to certain of its technology investees. Certain automakers, Tier 1 customers, large retail and commercial customers of the Company, and the Company's technology investees from time to time may consider the sale of certain business segments, bankruptcy, or other changes as a result of financial stress in the existing economic environment. Should one or more of our larger customers (including sales through their Tier 1 suppliers), our investees to whom we have provided loans, or others to whom the Company has extended credit, declare bankruptcy, become insolvent, and/or sell their business, it would adversely affect the collection of receivables, our business, financial condition, and/or results of operations. The current economic environment continues to cause increased financial pressures and production stresses on our customers, which could impact the timeliness of customer payments and ultimately the collectability of receivables.
Our allowance for credit losses applicable to trade accounts receivable primarily relate to financially distressed automotive mirror and electronics customers. We continue to work with financially distressed customers in collecting past due balances. Our allowance for credit losses applicable to loans receivable reflect the Company's estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. Refer to Note 1, Summary of Significant Accounting and Reporting Policies of the Consolidated Financial Statements.
Business Disruptions. Manufacturing of our proprietary products employing electro-optic technology is performed primarily at our manufacturing facilities in Zeeland and Holland, Michigan. One of our manufacturing facilities is located in Holland, Michigan, which is approximately three miles from our other primary manufacturing facilities in Zeeland, Michigan. Should a natural disaster or other catastrophic event occur, our ability to manufacture product, complete existing orders and provide other services could be severely impacted for an undetermined period of time. We have purchased business interruption insurance to address some of these risks. Our inability to conduct normal business operations for a period of time may have an adverse impact on our business, financial condition, and/or results of operations.
Information Technology ("IT) Infrastructure and Cybersecurity. Any failure of our IT infrastructure adversely impacts our business, financial condition, and/or results of operations. We rely upon the capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business. For example, we have implemented enterprise resource planning and other IT systems in certain aspects of our business over a period of several years and continue to update and further implement new systems going forward. Like many systems, these systems may not always perform as expected. We also face the challenge of supporting our older systems and implementing necessary upgrades. When we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions have an adverse effect on our business, financial condition, and/or results of operations.
We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management, Board, and Board committee oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in, or otherwise compromise of, our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. We, and certain of our third-party vendors, receive and store personal information in connection with our human resources operations and other aspects of our business. Despite our implementation of security measures, our IT systems, like all IT systems, are vulnerable to damages from computer viruses, natural disasters, unauthorized access, cyber-attack, and other similar disruptions. System failures, accidents or security breaches result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our IP, trade secrets or customer information. To the extent that any disruptions or security breaches result in a loss or damage to our data, or an inappropriate disclosure of confidential or customer information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business, reputation, financial condition, and/or results of operations. In addition, we incur significant costs to protect against damage caused by these disruptions or security breaches.

Government Regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These requirements necessitate due diligence efforts, and the Company has disclosed its findings annually to the SEC on Form SD around May 30 of each year since 2012. As there are only a limited number of suppliers offering "conflict free" minerals necessary for our products, the Company cannot always be absolutely certain that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free (not withstanding Company efforts to ensure they are) or if the Company is unable to sufficiently verify the origins for all conflict minerals used in the Company's products through the procedures the Company has implemented.
The Company, along with many governments, regulators, investors, employees, customers and other stakeholders, are increasingly focused on environmental, social, and governance considerations relating to our business, including greenhouse gas emissions, human and civil rights and diversity, equity and inclusion. New laws and regulations in these areas have been proposed and may be adopted by varying levels of government, and the criteria used by regulators and other relevant stakeholders to evaluate practices, capabilities and performance are changing rapidly, which in each case could require us to undertake costly initiatives or operational changes. Non-compliance with emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. In addition, we may make statements about our goals and initiatives in this regard through periodic financial and non-financial reports, information provided on our website, press statements and other communications. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, requires investments and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve any such goals and initiatives we may announce, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve such goals and initiatives, as well as to manage risks attendant thereto, adhere to public statements, comply with federal, state or international laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, financial condition or results of operations.
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
Fluctuations in Market Price. The market price for our common stock has fluctuated, ranging from a low closing price of $20.83 to a high closing price of $29.06 during calendar year 2025. The overall market and the price of our common stock may continue to fluctuate. There may be a significant impact on the market price for our common stock relating to the issues discussed above or due to any of the following:
•Variations in our anticipated or actual operating results or the results of our competitors;
•Changes in investors’ or analysts’ perceptions of the risks and conditions of our business and in particular our primary industry;
•IP litigation and infringement claims or other litigation;
•The size of the public float of our common stock;
•Market conditions, including the industry in which we operate; and
•General macroeconomic conditions.
General Risk Factors
Income Taxes. The Company is subject to income taxes in the U.S. and other foreign jurisdictions. Changes in tax rates, adoption of new tax laws or other additional tax policies, the expiration of existing tax benefits, and other proposals to reform United States and foreign tax laws can adversely affect the Company's operating results, cash flows, and financial condition. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions.
Employees. Our business success depends on attracting and retaining qualified personnel. Throughout our Company, our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the leadership capacity with the necessary skill sets and experience and a skilled workforce could impede our ability to deliver our growth objectives and execute our strategic plan. Organizational and reporting changes within management could result in, and relatively low unemployment (especially where our manufacturing operations are located) has contributed to, increased turnover. Turnover, inability to attract and retain key employees, including managers, or government mandated remote work have had, and may continue to have a negative effect on our business, financial condition and/or results of operations.
International Operations. We currently conduct operations in various countries and jurisdictions, including purchasing raw materials and other supplies from many different countries around the world, which subjects us to the legal, political, regulatory and social requirements, as well as various economic conditions in these jurisdictions. Some of these countries are considered growth markets. International sales and operations, especially in growth markets, subject us to certain risks inherent in doing business abroad, including:
•Exposure to local economic, political, and labor conditions;
•     Unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the U.S. and other foreign countries;
•    Tariffs (as discussed herein), quotas, customs, and other import or export restrictions and other trade barriers;
•Natural disasters, political crises, and public health crises (e.g., pandemics), which have caused, are causing, and will likely continue to cause downtime and closures at both supplier and customer facilities;
•Expropriation and nationalization;
•    Difficulty of enforcing agreements, collecting receivables, and protecting assets through non-U.S. legal systems;
•     Reduced IP protection;
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
•General economic conditions continue to be of concern in many of the regions in which we do business, given that our primary industry is greatly impacted by overall general economic conditions. Any continued adverse worldwide economic conditions, currency exchange rates, trade wars (including tariffs and counter-tariff measures), war or significant terrorist acts, each affect worldwide automotive sales and production levels, thereby impacting the Company;
•Climate change;
•Public health crises (e.g. pandemics) that can result in part shortages, labor shortages, or other impacts to the supply chain or customers;
•Manufacturing yield issues; and
•Obligations and costs associated with addressing quality issues or warranty claims.

Item 1B.    Unresolved Staff Comments.
None

Item 1C.    Cybersecurity.
Risk Management and Strategy
The Company has implemented and maintains multiple layers of physical, administrative and technical security processes designed to protect our manufacturing facilities from disruptions that may result from cybersecurity incidents, as well as to safeguard the confidentiality of our critical systems, and data residing on those systems, including employee data, customer data, and IP. Our risk assessment and management of material risks from cybersecurity threats is integrated into our overall enterprise risk management process, as well as our information systems processes. Our strategy includes regular formal risk assessments, dynamic risk and threat analysis, utilization of security tools, regular cybersecurity-related tabletop and phishing exercises designed to simulate cybersecurity incidents, and frequent security awareness and technical security trainings. We conduct periodic internal and third-party assessments to evaluate our cybersecurity posture and test and assess our incident response program, incident roles and responsibilities, material impact evaluation, and decision-making processes in the event of a cybersecurity incident. We use our risk and security assessments to enhance our information security capabilities.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including an incident response policy, plan, procedures and scenario-based playbooks, an incident detection and response program, a vulnerability management program, disaster recovery and business continuity plans, risk assessment processes, security standards, network security controls, access controls, systems monitoring, employee awareness training, and cybersecurity insurance. The Company has obtained Trusted Information Security Assessment Exchange (TISAX) certification labels within the United States, Germany, and China. The Company is also continuing to work on its ISO 27001 certification.
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
Our security processes include assessing risks arising from engagement of third-party security service providers. Our approach to selecting and overseeing such security service providers includes structured due diligence and an ongoing monitoring process. Prior to engagement, we conduct risk‑based vetting of technical competencies, attestations or certifications, policies and controls related to access management, data handling, encryption, incident response, and conflicts of interest and independence. Contractual arrangements with security service providers are tailored to risk and generally include confidentiality and data protection obligations, restrictions on use and disclosure of our information, and requirements for secure transmission, processing, and termination rights for control failures or noncompliance. We put in place least‑privilege access, multifactor authentication, and other technical safeguards as appropriate.
We have an incident response plan that includes scenario-based playbooks for managing cybersecurity incidents and associated crisis communication procedures designed to facilitate coordination across the Company and with our partners, customers, the public and others.
For the year ended December 31, 2025, there have been no risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. For a description of risks related to our information technology systems, including cybersecurity threats, see Item 1A, "Risk Factors."
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
Our cybersecurity risk assessment and management processes are implemented and maintained by our Vice President of Information Technology and Information Security Officer ("VP of IT"), who is supported by other members of management, as necessary. Our VP of IT is responsible for approving budgets, cybersecurity incident preparedness, approving cybersecurity processes, reviewing security assessments and other security-related reports, engaging security service providers, and providing the Chief Financial Officer ("CFO") with regular updates on cybersecurity-related matters. The Company also has an IT Executive Steering Committee comprised of the VP of IT, CFO, General Counsel, Chief Operating Officer and Chief Technology Officer, and Vice President of Operations. The VP of IT provides regular cybersecurity updates to the Audit Committee. The Company's VP of IT has served in this role for four years and has more than 25 years of relevant experience. In addition, we have an information security team comprised of dozens of employees dedicated to cybersecurity with extensive experience and relevant certifications. The VP of IT is responsible for hiring appropriate personnel, assisting with the integration of cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, and mitigating and remediating in the event of a cybersecurity incident.
Our cybersecurity incident response and vulnerability management programs are designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our VP of IT, General Counsel, CFO and/or Chief Executive Officer. Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response and vulnerability management programs include reporting certain cybersecurity incidents to the Audit Committee and, in appropriate circumstances, to the Board.

Item 2.        Properties.
As of December 31, 2025, the Company operates primarily out of facilities in Zeeland and Holland, Michigan, which consist of manufacturing, warehouse, and office space. The Company also operates a chemistry lab facility in Zeeland, Michigan to support production. In April 2025, the Company acquired VOXX, which operates primarily out of facilities in Hauppauge, NY, and Indianapolis, IN. In addition, the Company operates overseas offices in Europe and Asia as further discussed below. The location, square footage and use of the most significant facilities as of December 31, 2025 were as follows:

Owned Locations	Square Footage	Use
Zeeland, MI	26,600	Warehouse, Office
Zeeland, MI	197,400	Manufacturing, Office
Zeeland, MI	70,100	Manufacturing
Zeeland, MI	70,100	Office
Zeeland, MI	427,500	Manufacturing
Zeeland, MI	168,900	Manufacturing
Zeeland, MI	334,200	Manufacturing, Office
Zeeland, MI	100,000	Manufacturing, Warehouse
Zeeland, MI	31,800	Office
Zeeland, MI	349,600	Manufacturing, Warehouse
Zeeland, MI	559,400	Warehouse
Zeeland, MI	449,500	Manufacturing, Warehouse
Holland, MI	242,300	Manufacturing, Warehouse
Auburn Hills, MI	30,600	Office, Engineering
Erlenbach, Germany	100,000	Office
Langenzenn, Germany	120,000	Office, Warehouse
Shanghai, China	21,000	Office, Warehouse
Shanghai, China	60,000	Office, Warehouse, Light Assembly
Hauppauge, NY	55,400	Office
Hope, AR	198,400	Warehouse
Indianapolis, IN	114,000	Office
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
In the fourth quarter of 2025, the Company completed construction of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. The total cost of the building project was approximately $20 million and was funded with cash and cash equivalents on hand.
The Company has also leased sales and engineering offices throughout North America, Europe, and Asia to support its sales and engineering efforts, and, in addition, has leased manufacturing facilities in Grand Rapids, Michigan and Nogales, Mexico:

Country	Number of Leased Offices/Facilities
United States	7
Japan	5
Germany	4
Canada	3
Israel	2
China	2
Korea	2
Mexico	1
United Kingdom	1
Sweden	1
France	1
The Company's Automotive Products segment operates in virtually all of the foregoing facilities. The Company's Premium Audio Products segment operates in the Indianapolis, Indiana facility, as well as sales offices in China, France, Germany, and the Netherlands. The Company's Other segment operates in certain Michigan and Germany facilities, as well as research and development offices in Salt Lake City, Utah; Santa Clara, California; Canada; and Israel.
Capacity.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facilities needs.
The Company estimates that it currently has building capacity to manufacture approximately 42 - 45 million interior automatic-dimming mirror units annually, based on current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2025, the Company shipped 28.6 million interior automatic-dimming mirrors.
The Company’s automotive exterior mirror manufacturing facility has an estimated building capacity to manufacture approximately 19 - 22 million units annually, based on the current product mix. The Company evaluates equipment capacity on an ongoing basis and adds equipment as needed. In 2025, the Company shipped approximately 16.2 million exterior automatic-dimming mirrors.

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
On April 1, 2025, the Company completed its acquisition of VOXX (see Note 11, "Acquisitions"). In connection with the acquisition, VOXX as acquired, maintained responsibility for certain legal matters and royalty audits. These matters include legal proceedings in which VOXX was named a defendant prior to the acquisition date, as well as unasserted claims and other legal matters for which the underlying events or circumstances existed as of the acquisition date and for which a liability was required to be recognized under ASC 805, Business Combinations ("ASC 805"). As part of the purchase price allocation pursuant to applicable guidance, the Company recorded provisional liabilities for these matters based on preliminary estimates of their fair values as of the acquisition date. During the fourth quarter of 2025, one of the legal proceedings was settled for an amount less than the related provisional liability. Accordingly, during the measurement period, the Company adjusted the provisional liability to reflect the settlement amount, with a corresponding adjustment to goodwill. The Company will continue to monitor the status of the remaining legal proceeding and royalty audits and adjust the provisional liabilities, as appropriate, as additional information becomes available or the matters are resolved. Any adjustments to these provisional liabilities will be recorded as measurement period adjustments to the purchase price allocation, with a corresponding adjustment to goodwill. Changes recognized after the measurement period will be reflected in earnings in the period in which the adjustment is identified.

Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) The Company’s common stock trades on The Nasdaq Global Select Market® under the symbol GNTX. As of December 31, 2025, there were 3,452 record-holders of the Company’s common stock and restricted common stock.
See Item 12 of Part III with respect to "Equity Compensation Plan Information", which is incorporated herein by reference.
Stock Performance Graph: The following graph depicts the cumulative total return on the Company’s common stock compared to the cumulative total return on the Nasdaq Composite Index (all U.S. companies) and the

Dow Jones U.S. Auto Parts Index (excluding tire and rubber makers). The graph assumes an investment of $100 on the last trading day of 2020 and reinvestment of dividends in all cases.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
Stock Value
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Period Ending
Gentex Corporation
NASDAQ Composite
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

The following is a summary of share repurchase activity during 2025:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan*	Maximum Number of Shares That May Yet Be Purchased Under the Plan*
January 2025	—	$—	—	9,449,398
February 2025	250,015	24.74	250,015	9,199,383
March 2025	2,850,336	24.50	2,850,336	6,349,047
April 2025	300,084	22.02	300,084	6,048,963
May 2025	2,400,790	22.39	2,400,790	3,648,173
June 2025	3,001,190	21.93	3,001,190	646,983
July 2025	—	—	—	40,646,983
August 2025	476,501	27.70	476,501	40,170,482
September 2025	527,079	28.61	527,079	39,643,403
October 2025	375,560	23.96	375,560	39,267,843
November 2025	1,652,356	23.07	1,652,356	37,615,487
December 2025	1,753,179	23.65	1,753,179	35,862,308
Total	13,587,090		13,587,090

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

	Percentage of Net Sales			Percentage Change
				2025	2024
	Year Ended December 31,			Vs	Vs
	2025	2024	2023	2024	2023
Net Sales	100.0%	100.0%	100.0%	9.6%	0.6%
Cost of Goods Sold	65.8	66.7	66.8	8.1	0.4
Gross Margin	34.2	33.3	33.2	12.4	1.1
Operating Expenses:
Engineering, Research and Development	8.0	7.8	6.7	12.0	17.6
Selling, General and Administrative	7.0	5.2	4.9	47.0	7.5
Severance Expense	0.5	—	—	N/A	N/A
Impairment Charges	—	0.4	—	N/A	N/A
Total Operating Expenses:	15.5	13.5	11.6	26.1	16.7
Income From Operations	18.7	19.9	21.6	3.1	(7.3)
Other (Loss)/Income	(0.5)	0.5	0.4	(203.1)	35.0
Income Before Provision for Income Taxes	18.2	20.4	22.0	(2.4)	(6.5)
Provision for Income Taxes	3.0	2.9	3.3	12.8	(11.6)
Net Income Attributable to Gentex	15.2%	17.5%	18.6%	(4.9)%	(5.6)%
Results of Operations: 2025 to 2024
Net Sales In 2025, the Company's consolidated net sales increased by $221.0 million, or 10% compared to the prior year. The Company completed its acquisition of VOXX on April 1, 2025 and included VOXX's results in the Company's financial statements beginning at the start of the second quarter of calendar year 2025. Core Gentex sales were $2.27 billion for calendar year 2025, a 2% decline versus calendar year 2024, primarily driven by tariff and counter-tariff actions and resulting reduction in demand for exports of the Company's products into the China market. In the Company's primary regions of North America, Europe, and Japan/Korea, automotive revenues increased approximately 1% year-over-year for calendar year 2025, despite a 1% decline in light‑vehicle production in those same markets compared to 2024.
For calendar year 2025, Gentex Automotive net sales without VOXX were $2.22 billion, which was a 2% decrease compared to $2.26 billion in 2024, and compared with a year-over-year decline in auto-dimming mirror shipments of 6%. Gentex Other net sales (not including VOXX) for calendar year 2025, which includes dimmable aircraft windows, fire protection products, medical products, and biometric products were $51.1 million, compared to Other net sales of $48.6 million in calendar year 2024. BioConnect, which operates in the Biometrics segment and was acquired on July 1, 2025, contributed total sales of $4.5 million to Gentex Other net sales for calendar year 2025. VOXX, which operates in the Automotive, Premium Audio and Other segments, contributed total net sales of $267.2 million for calendar year 2025.
Cost of Goods Sold As a percentage of net sales, cost of goods sold decreased from 66.7% in 2024 to 65.8% in 2025. The year over year improvement in the gross margin was primarily the result of purchasing cost reductions, operational efficiencies, and favorable product mix, partially offset by tariff related costs that were not reimbursed during the year. On a year over year basis, improved labor costs and operational efficiencies had a positive impact of approximately 110 basis points and product mix had a positive impact of approximately 80 basis points on gross margin on a year over year basis. These improvements were partially offset by incremental tariff‑related costs, which reduced gross margin in 2025 by approximately 110 basis points, net of recoveries, compared to calendar year 2024.

Operating Expenses Engineering, research and development expenses ("E, R & D") increased by $21.8 million or 12% from 2024 to 2025, and was 8% of net sales in both 2025 and 2024. E, R & D increased year over year primarily due to the VOXX acquisition, which contributed $18.0 million to E, R, & D.
Selling, general and administrative expenses ("S, G & A") increased by $56.8 million or 47% from 2024 to 2025, representing 7% of net sales. The primary reason for the year over year increase in S, G & A from 2024 to 2025 was the addition of VOXX, which contributed $55.1 million to S, G & A in 2025.
The Company also recorded total severance expense of $11.6 million during calendar year 2025, which was not present in the prior calendar year, related primarily to early‑retirement programs offered to certain Company employees in order to reduce ongoing operating expenses. In calendar year 2024, the Company recorded impairment charges of $8.9 million for Goodwill and in-process research and development ("IPR&D"), as previously disclosed, which did not recur in 2025.
Total Other (Loss) Income Investment (loss) income, net, decreased $14.7 million to a net loss of $1.3 million for 2025, compared to net income of $13.4 million for 2024. During calendar year 2025, this net loss included impairments of $14.1 million related to certain of the Company's equity investments. Other, net decreased $10.7 million in 2025 versus 2024, primarily due to credit loss reserves of $7.4 million recorded in 2025 related to certain loans receivable.
Taxes The effective tax rate was 16.6% for the year ended December 31, 2025, compared to 14.3% for the prior year. The effective tax rate in 2025 differed from the statutory federal income tax rate, primarily due to tax benefits related to stock-based compensation, as well as a lower benefit from the Foreign-Derived Intangible Income deduction ("FDII"). In 2024, the effective tax rate differed from the statutory federal income tax rate primarily due to FDII and R&D tax credits.
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation included certain potentially taxpayer-favorable provisions applicable to the 2025 tax year and future periods, including the restoration of depreciation and amortization in adjusted taxable income for purposes of the Section 163(j) interest limitation, the reinstatement of immediate deductibility of domestic research and development expenditures, and the permanent extension of 100% bonus depreciation for qualifying property. In accordance with ASC 740, Income Taxes, the Company recognized the effects of the enacted tax law changes in its income tax provision for the year ended December 31, 2025. Nevertheless, the potentially taxpayer-favorable provisions of the One Big Beautiful Bill did not have a material impact on our effective tax rate.
Net Income Net income decreased by $19.6 million in 2025, or 5% compared to 2024, in large part due to the year over year changes in Other (loss) income.
Results of Operations: 2024 to 2023
Net Sales In 2024, the Company's net sales increased by $14.1 million, or 1% compared to the prior year, representing the highest annual sales in Company history, despite light vehicle production in 2024 that decreased year-over-year by more than 4% in the Company's primary markets. The Company's revenue outperformance in 2024 versus the underlying market was driven primarily by growth in FDM unit shipments.
Other net sales for calendar year 2024 were $48.6 million, compared to Other net sales of $44.6 million in calendar year 2023. Fire protection sales in 2024 increased 4% year over year, while dimmable aircraft windows increased by 9% in 2024, compared to calendar year 2023. Medical product sales were $1.4 million for calendar 2024.
Cost of Goods Sold As a percentage of net sales, cost of goods sold decreased from 66.8% in 2023 to 66.7% in 2024. The year over year increase in the gross margin was primarily the result of supplier cost reductions and lower freight costs, though these benefits were largely offset by weaker than expected product mix, higher labor costs, and the inability to leverage fixed overhead costs due to the lower than forecasted revenue for the year. On a year over year basis, supplier cost reductions and lower freights costs had a positive impact of approximately 100 - 150 basis points and 50 - 100 basis points on gross margin, respectively. Product mix had a negative impact of approximately 100 - 150 basis points on gross margin on a year over year basis. Labor costs and inability to leverage fixed overhead costs, each had a negative impact of approximately 25 - 50 basis points on gross margin on a year over year basis.
Operating Expenses E, R, & D increased by $27.1 million or 18% from 2023 to 2024, which represents 8% of net sales in 2024, compared to 7% of net sales in 2023. E, R & D increased year over year primarily due to additional staffing and engineering related professional fees to assist with the execution of a high number of new product launches, product redesigns to optimize costs, and new product development.
S, G & A expenses increased by $8.5 million or 8% from 2023 to 2024, which remained at 5% of net sales. The primary reason for the year over year increase in S, G & A from 2023 to 2024 was increased staffing expenses.
The Company also recorded impairment charges of $8.9 million for Goodwill and IPR&D related to the Vaporsens technology acquired in 2020, as previously disclosed.
Total Other Income (Loss) Investment income decreased $0.1 million to $13.4 million for 2024 compared to $13.5 million for 2023. Other income – net increased $3.3 million in 2024 versus 2023, primarily due to increased interest income from fixed income investments.
Taxes The effective tax rate was 14.3% for the year ended December 31, 2024, compared to 15.2% for the prior year. The effective tax rates in 2024 and 2023 differed from the statutory federal income tax rate, primarily due to FDII, and R&D tax credits.
Net Income Net income decreased by $23.9 million in 2024, or 6% compared to 2023, primarily due to the year over year changes in operating profits.
NON-GAAP FINANCIAL MEASURES:

Financial information for the year ended December 31, 2025 is provided in accordance with Generally Accepted Accounting Principles ("GAAP"). In addition, the Company believes that it is useful for the years ended December 31, 2025 and 2024 to provide certain non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share Attributable to Gentex Corporation, with the adjustments set forth in the tables below. Use of the terms "adjusted" or "excluding," as appropriate, in connection with a financial measure can identify and reflect a non-GAAP financial measure. This non-GAAP financial information allows investors to evaluate recent performance in the Company's core business in relation to historical performance by excluding the impact of certain purchase price adjustments pursuant to ASC 805, Business Combinations, acquisition related costs, severance costs, and certain impairment charges as set forth in the tables below.

The Company believes that the presentation of these non-GAAP financial measures provides insight into the Company's core performance and trends with respect to the same. Management of the Company similarly uses such non-GAAP financial measures in assessing the business internally. A reconciliation of Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share Attributable to Gentex Corporation to the most directly comparable GAAP measures is provided in the tables below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures. All non-GAAP financial measures are subject to inherent limitations because not all of the adjustments and expenses required by GAAP are included.

			Twelve Months Ended December 31,
	Gentex	VOXX	Consolidated 2025	Consolidated 2024

Gross Profit - GAAP	787,399,074	79,309,866	$866,708,940	$771,090,190
Inventory purchase price step-up adjustments pursuant to ASC 805	398,301	2,498,442	2,896,743	—
Adjusted Gross Profit - (Non-GAAP)	$787,797,375	$81,808,308	$869,605,683	$771,090,190

Gross Margin - GAAP	34.7%	29.7%	34.2%	33.3%
Adjusted Gross Margin - (Non-GAAP)	34.7%	30.6%	34.3%	33.3%

Operating Expenses - GAAP	318,453,383	74,319,803	392,773,186	311,363,617
Less:
Acquisition Related Costs	2,316,164	1,515,844	3,832,008	1,866,998
Severance Costs	10,432,974	1,211,764	11,644,738	—
Impairment Charges	—	—	—	8,864,704
Adjusted Operating Expenses - (Non-GAAP)	$305,704,245	$71,592,195	$377,296,440	$300,631,915

Income from Operations - GAAP	468,945,691	4,990,063	473,935,754	459,726,573
Inventory purchase price step-up adjustments pursuant to ASC 805	398,301	2,498,442	2,896,743	—
Acquisition Related Costs	2,316,164	1,515,844	3,832,008	1,866,998
Severance Costs	10,432,974	1,211,764	11,644,738	—
Impairment Charges	—	—	—	8,864,704
Adjusted Income from Operations - (Non-GAAP)	$482,093,130	$10,216,113	$492,309,243	$470,458,275

Adjusted Net Income and Adjusted Earnings per Share Attributable to Gentex Corporation: Adjusted Net Income Attributable to Gentex Corporation and Adjusted Earnings per Share Attributable to Gentex Corporation are also presented as supplemental measures of the Company's performance for the same reasons set forth above. Adjusted Net Income Attributable to Gentex Corporation is defined as Net Income Attributable to Gentex Corporation, adjusted for purchase price adjustments pursuant to ASC 805, acquisition related costs, severance costs, and certain impairment charges during the years ended December 31, 2025 and 2024. Adjusted Earnings per

Share Attributable to Gentex Corporation is defined as Adjusted Net Income Attributable to Gentex Corporation divided by the weighted average shares outstanding.

			Twelve Months Ended December 31,
	Gentex	VOXX	2025 Consolidated	2024 Consolidated

Net Income Attributable to Gentex Corporation - GAAP	$378,714,570	$6,126,797	$384,841,367	$404,487,743
Inventory purchase price step-up adjustments pursuant to ASC 805, net of tax (1)	332,183	2,083,701	2,415,884	—
Acquisition Related Costs, net of tax (1)	1,931,681	1,264,214	3,195,895	1,600,017
Severance Costs, net of tax (1)	8,701,100	1,010,611	9,711,711	—
Impairment charges, net of tax (1)	—	—	—	7,597,051
Adjusted Net Income Attributable to Gentex Corporation - (Non-GAAP)	$389,679,534	$10,485,323	$400,164,857	$413,684,811

Adjusted Earnings Per Share Attributable to Gentex Corporation:
Basic	$1.76	$0.05	$1.81	$1.81
Diluted	$1.76	$0.05	$1.81	$1.81

(1) Tax effect adjustments are made using the Company's effective tax rate and such rate reasonably reflects the tax effects of applicable adjustments.
Liquidity and Capital Resources
The Company’s financial condition throughout the periods presented has remained strong.
The Company's cash and cash equivalents were $145.6 million, $233.3 million, and $226.4 million as of December 31, 2025, 2024 and 2023, respectively. The Company's cash and cash equivalents include amounts held by foreign subsidiaries of $26.0 million, $12.6 million, and $14.8 million as of December 31, 2025, 2024 and 2023, respectively.
Cash flow from operating activities was $587.1 million, $498.2 million and $537.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash flow from operating activities increased $88.9 million for the year ended December 31, 2025, compared to the prior year, primarily due to increases in accounts payable, accrued royalties, and accrued sales incentives incurred by VOXX. Cash flow from operating activities decreased $39.0 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to decreases in net income and changes in working capital.
Cash flow used for investing activities for the year ended December 31, 2025 increased by $64.8 million to $266.9 million, compared with cash flow used for investing activities of $202.1 million for the year ended December 31, 2024, primarily due to an increase in business acquisitions year over year, offset by a reduction in capital expenditures, as well as a decrease in purchases of investments and higher sales of available-for-sale securities. Cash flow used for investing activities for the year ended December 31, 2024 decreased by $97.3 million to $202.1 million, compared to cash flow used for investment activities for the year ended December 31, 2023, primarily due to decreased capital expenditures in 2024 compared to 2023, as well as decreased expenditures on business acquisitions in 2024 compared to 2023.
Capital expenditures were $129.1 million, $144.7 million, and $183.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Capital expenditures for the year ended December 31, 2025 decreased by $15.6 million compared with the year ended December 31, 2024, as a result of a reduction in expenditures related to building and facility construction projects primarily due to the timing of the initiation and completion of projects. Capital expenditures for the year ended December 31, 2024, decreased by $39.0 million compared to the year ended December 31, 2023, primarily due to a decrease in expenditures related to building and facility construction projects.
Cash flow used for financing activities for the year ended December 31, 2025, increased $118.6 million to $407.9 million, compared to $289.3 million for the year ended December 31, 2024, primarily due to an increase in spending on shares of common stock repurchased, which totaled $315.5 million during the calendar year 2025 as compared to $206.1 million during the calendar year 2024. Cash flow used for financing activities for the year ended December 31, 2024, increased $59.1 million to $289.3 million compared to the year ended December 31, 2023, primarily due to an increase in the amount of shares of common stock repurchased which totaled $206.1 million during the calendar year 2024, as compared to $147.4 million during the calendar year 2023.
Short-term investments as of December 31, 2025 were $5.4 million, down from $22.3 million as of December 31, 2024, and long-term investments were $273.0 million as of December 31, 2025, down from $339.6 million as of December 31, 2024, due primarily to changes in the Company's overall investment portfolio.
Accounts receivable as of December 31, 2025 increased $73.2 million compared to December 31, 2024, primarily due to the addition of VOXX sales, as well as the timing of customer payments.
Inventories as of December 31, 2025, increased $79.8 million compared to December 31, 2024, primarily due to an increase in finished goods as a result of the acquisition of VOXX.
Intangible Assets, net as of December 31, 2025, decreased $5.8 million compared to December 31, 2024, due to the amortization of definite lived intangible assets (including the full amortization of certain assets and the commencement of amortization of IPR&D assets put into service), which is discussed further in Note 9, Goodwill and Intangible Assets of the Consolidated Financial Statements, offset in part by the addition of intangible assets acquired in conjunction with the acquisition of BioConnect in July 2025, as further discussed in Note 11, Acquisitions.
Accounts payable as of December 31, 2025, increased $80.7 million compared to December 31, 2024, primarily due to the timing of payments, as well as the addition of VOXX.
Total accrued liabilities as of December 31, 2025 increased approximately $54.2 million compared to December 31, 2024, primarily due to increases in accrued royalties, accrued salaries and wages payable, and accrued sales incentives which were all driven by the VOXX acquisition.
Management considers the Company’s current working capital and long-term investments, as well as its existing credit financing arrangement (notwithstanding covenants prohibiting additional indebtedness), discussed further in Note 2 of the Consolidated Financial Statements, in addition to internally generated cash flows, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.
The following is a summary of working capital and fixed income long-term investments:

	2025	2024	2023
Working Capital	$740,891,499	$784,635,494	$726,129,177
Fixed Income Long Term Investments	108,145,410	141,961,474	155,863,252
Total	$849,036,909	$926,596,968	$881,992,429

The decrease in working capital as of December 31, 2025, compared to December 31, 2024, is primarily due to an increase in accounts payable and accrued expenses and a decrease in short term investments, offset by increases in accounts receivable, inventory, and prepaid expenses. The increase in working capital as of December 31, 2024, compared to 2023, was primarily due to increases in prepaid expenses and in inventory, partially offset by a decrease in accounts payable.
Please refer to Part II, Item 5, with regard to the Company's previously announced share repurchase plan.
Outlook
The Company utilizes the light vehicle production forecasting services of S&P Global Mobility. The S&P Global Mobility mid-January 2026 forecast for light vehicle production for calendar year 2026 are approximately 15.0 million units for North America, 16.9 million units for Europe, 11.9 million units for Japan and Korea, and 32.7 million units for China.
Based on the foregoing, the Company estimates that top line revenue for calendar year 2026 will be between $2.60 and $2.70 billion. Estimates are based on: light vehicle production forecasts in the primary regions to which the Company ships its automotive products; estimated option rates for its mirrors and electronics on prospective vehicle models; anticipated product mix; market conditions in the Company's primary markets; the continuing impact on the China market from tariffs and counter-tariffs; and expected incremental sales contribution from the VOXX acquisition. Continuing uncertainties, such as: light vehicle production volumes; tariffs; the Ukraine-Russia war; labor shortages; automotive plant shutdowns; sales rates in Europe, Asia, and North America; challenging macroeconomic and geopolitical environments, including inflation; OEM strategies and cost pressures; customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; work stoppages; strikes; etc.; could disrupt shipments to customers and continue to make forecasting difficult.
The Company estimates that the gross margin will be between 34.0% and 35.0% for calendar year 2026. Historically, annual customer price reductions have placed pressure on gross margin on an annual basis. Given the current revenue forecast and projected product mix for 2026, as well as external headwinds in the form of tariff-related costs, the Company hopes to offset certain annual customer price reductions with raw material cost decreases, a continued focus on driving greater operational efficiencies, and leveraging the Company's fixed costs, while also attempting to negotiate reimbursements to offset incremental tariff-related costs. There is, however, no certainty of being able to do so.
The Company also estimates that its operating expenses, which include E, R & D and S, G & A, are expected to be between $410 and $420 million for calendar year 2026, due in part to continued investments that support growth initiatives, launch of new business, and develop new products, which are primarily staffing related, as well as a full year of VOXX operating expenses. The Company continues to invest heavily in technology directed at funding the development of its current product portfolio and creating advancements of those products so as to be fresh and attractive to customers, as well as new products.
The Company is a technology leader in the automotive industry, with a focus on developing uniquely designed solutions that are generally proprietary. With the acquisition of VOXX in 2025, the Company is now a leading manufacturer and distributor of premium audio electronics and solutions, aftermarket electronics, and consumer technologies. The Company continues to make investments intended to maintain a competitive advantage in its existing markets, as well as to use its core competencies to develop products that are applicable in other markets.
Based on current light vehicle production forecasts, the Company's resultant forecast for sales of its automatic-dimming mirrors and electronics, and the Company's estimates for its other products, including premium audio, aerospace, medical, fire protection, and consumer electronic products, the Company anticipates that 2026 capital expenditures will be between $125 and $140 million, a majority of which will be related to production equipment purchases. Capital expenditures for calendar year 2026 are currently anticipated to be financed from current cash and cash equivalents on hand and cash flows from operating activities.
The Company is also estimating that depreciation and amortization expense for calendar year 2026 will be between $100 and $110 million.
The Company is further estimating that its tax rate will be between 16% and 18% for calendar year 2026, based on the current statutory rates.
In accordance with its previously announced share repurchase plan and capital allocation strategy, the Company intends to continue to repurchase additional shares of its common stock in 2026 and into the future depending on a number of factors, including: market, economic, and industry conditions; the market price of the Company's common stock; anti-dilutive effect on earnings; available cash; and other factors that the Company deems appropriate.
The Company is also providing top line revenue guidance for calendar year 2027, taking into account the same considerations used in 2026 guidance, including light vehicle production outlook and the Company's estimates for premium audio, aerospace, medical, fire protection, and aftermarket and consumer electronic products. S&P Global Mobility forecast (as of mid-January 2026) for light vehicle production for calendar year 2027 are approximately 15.5 million units for North America, 17.2 million units for Europe, 11.6 million units for Japan and Korea, and 32.8 million units for China. Based on these forecasts and estimates for calendar year 2027, the Company is estimating that revenue for calendar year 2027 will be between $2.75 and $2.85 billion. As noted above, continuing uncertainties make forecasting difficult.

Market Risk Disclosure
The Company is subject to market risk exposures of varying correlations and volatilities, including changes in interest rates, commodity price risk, and foreign currency exchange rates.
Interest Rate Risk
Fluctuating interest rates and securities prices could negatively impact the Company's financial performance as a result of realized losses on the sale of fixed income investments and/or realized losses due to an impairment adjustment on investment securities. The Company is exposed to interest rate risk primarily through its available-for-sale security portfolio, which consists mainly of investment-grade debt securities. Changes in interest rates may affect the fair value of these investments. Though the Company does have a short-term borrowing, such debt bears interest at a fixed rate. As such, changes in market interest rates will not materially affect any such interest expense. The Company did not have an outstanding balance related to its revolving credit facility at December 31, 2025, or 2024. Management does not believe that interest rate risk has a material impact on the Company’s financial condition, results of operations, or cash flows.
Commodity Price Risk
In the ordinary course of business, the Company has exposure to commodity price fluctuations related to the purchases of certain materials used in its manufacturing operations. Such materials used in manufacturing operations can increase in price based on competitive market conditions. To the extent that the Company has established pricing terms with customers through contracts or similar arrangements, the ability to increase prices of its products to offset the increased costs of materials may be limited. The Company does not currently enter into derivative financial instruments associated with commodities.
Foreign Currency Exchange Rates
A portion of the Company's operations consist of activities outside of the U.S. As a result, the Company has currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of international financial results into the U.S. dollar. A substantial majority of the Company's operations and investment activities are transacted in the U.S. Less than 10% of revenues for the years ended December 31, 2025, 2024, and 2023 were earned in non-U.S. dollar denominated currencies. The Company has one subsidiary that enters into foreign currency forward contracts from time to time to manage exposure to certain U.S. dollar-denominated transactions. These contracts are used solely for risk management purposes and are not material to the Company’s financial statements. Management does not believe that foreign currency exchange rate risk, including the use of such forward contracts, has a material impact on the Company’s financial condition, results of operations, or cash flows.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Consolidated Financial Statements.
Significant Accounting Policies and Critical Accounting Estimates
The preparation of the Company's Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates, assumptions and apply judgments that affect its financial position and results of operations. On an ongoing basis, management evaluates these estimates and assumptions. Management also continually reviews its accounting policies and financial information disclosures.
The Company’s significant accounting policies are described in Note 1, Summary of Significant Accounting and Reporting Policies of the Consolidated Financial Statements.
Certain of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers and information available from other outside sources, as appropriate. However, these estimates and assumptions are inherently subject to a degree of uncertainty. As a result, actual results in these areas may differ significantly from our estimates, as is the case in any application of GAAP.

The Company considers an accounting estimate to be critical if:
• It requires management to make assumptions about matters that were uncertain at the time of the estimate, and
• Changes in the estimate or different estimates that could have been selected would have had a material impact on our financial condition or results of operations.
Revenue Recognition The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Accordingly, revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services when it transfers those goods or services to customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires it to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies its performance obligations. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables. The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company generally receives purchase orders from its automotive customers on an annual basis in the ordinary course of business. Typically, such purchase orders provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in such annual purchase orders.
As part of certain agreements, entered into in the ordinary course of business, the Company is asked to provide customers with annual price reductions. Such amounts are estimated and accrued as a reduction of revenue as products are shipped to those customers. For any shipments of product that may be subject to retroactive price adjustments that are then being negotiated, the Company records revenue based on the Company’s best estimate of the amount of consideration to which it will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of ongoing negotiations with customers. The Company's approach is to consider these adjustments to the contract price as variable consideration which is estimated based on the then most likely price amount. In addition, the Company has ongoing adjustments to its pricing arrangements with customers based on the related content, the cost of its products and other commercial factors. Such pricing accruals are adjusted as they are settled with customers.
The Company also offers sales incentives to certain customers in the form of: (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accrues the cost of co-operative advertising allowances, volume incentive rebates, and market development funds at the later of when the customer purchases products or when the sales incentive is offered to the customer. The Company records the provision for other trade allowances at the later of when the sales incentive is offered or when the related revenue is recognized. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time and to claim the sales incentive within a certain time period (referred to as the "claim period"). All costs associated with sales incentives are classified as a reduction of net sales. Depending on the specific facts and circumstances, the Company utilizes either the most likely amount or the expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Although the Company makes its best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers can have a significant impact on the liability for sales incentives and, as such, reported operating results. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within Accrued liabilities - Other on the Consolidated Balance Sheet.
Business Combinations The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and market multiples, among other items. The Company determines the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair values becomes available. The Company recognizes any adjustments to provisional amounts that are identified during the period not to exceed twelve months from the acquisition date (the "measurement period"). Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the Consolidated Financial Statements from their dates of acquisition, in accordance with applicable guidance.
As part of the agreement to acquire certain subsidiaries, the Company may be obligated to pay contingent consideration should the acquired entity meet certain earnings or other contractually agreed upon objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of an appropriate fair value model, depending on the nature of the arrangement. The models could involve the estimation of future subsidiary performance, probability of likelihood, projected cash flows, weighted average discount rates, and expected long-term growth rates. The fair value is measured subsequent to the acquisition date at least annually and any changes are recorded within cost and operating expenses within the Company's Consolidated Statement of Income until the contingent consideration is settled. Changes in either the growth rates, expected probabilities, related earnings, or the discount rate could result in a material change to the amount of the contingent consideration accrued.
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
See "Market Risk Disclosure" in Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Item 7, Part II.

Item 8.        Financial Statements and Supplementary Data.
The following financial statements and reports of independent registered public accounting firm are filed with this report following the signature page:

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As defined in Item 304 of Regulation S-K, there have been no changes in, or disagreements with, accountants during the 24-month period ended December 31, 2025.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision of and with the participation of the Company’s management, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures ([as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)]) as of December 31, 2025, and have concluded that the Company’s disclosure controls and procedures are adequate and effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of the Company’s internal controls over financial reporting as of December 31, 2025 has excluded the acquired businesses of VOXX and BioConnect. The Company completed the acquisitions of the stock of VOXX and of the assets and certain liabilities of BioConnect on April 1, 2025, and July 1, 2025, respectively, and the acquired businesses excluded represent $400.4 million of total assets and total net sales of $271.7 million included in the Consolidated Financial Statements as of and for the year ended December 31, 2025 (see Note 11, Acquisitions).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV of this Form 10K.
During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2025.

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

NAME	AGE	POSITION	CURRENT POSITION HELD SINCE
Steve Downing	48	President and Chief Executive Officer	January 2018
Neil Boehm	54	Chief Operating Officer and Chief Technology Officer	January 2025
Kevin Nash	51	Vice President, Finance, Chief Financial Officer and Treasurer	February 2018
Matthew Chiodo	61	Chief Sales Officer and Senior Vice President, Sales	January 2022
Scott Ryan	45	Vice President, General Counsel and Corporate Secretary	August 2018
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
Information relating to directors appearing under the caption “Election of Directors” in the definitive Proxy Statement for 2026 Annual Meeting of Shareholders and filed with the Commission within 120 days after the Company’s fiscal year end, December 31, 2025 (the “Proxy Statement”), is hereby incorporated herein by reference. No changes were made to the procedures by which shareholders may recommend nominees for the Board. Any information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 that may appear under the caption “Delinquent Section 16 Reports” in the definitive Proxy Statement is hereby incorporated herein by reference. Information relating to the Company’s Audit Committee and concerning whether at least one member of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407(d)(5) of

Regulation S-K appearing under the caption “Corporate Governance – Audit Committee” in the definitive Proxy Statement is hereby incorporated herein by reference. Information related to insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards appearing under the caption "Insider Trading Policies" in the definitive Proxy Statement is hereby incorporated herein by reference.
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

Item 11.    Executive Compensation.
The information contained under the caption "Compensation Committee Report," "Compensation Discussion and Analysis" (including "Practices and Procedures Related to the Grant of Certain Equity Awards"), "Executive Compensation," "Director Compensation," and "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement is hereby incorporated herein by reference. The "Compensation Committee Report" shall not be deemed to be soliciting material or to be filed with the commission.
As previously disclosed, the Compensation Committee has an ongoing goal that base salaries for officers, including named executive officers, are at or near the market median for base salaries when compared to the Company's established peer group. However, at the request of Mr. Downing and the other named executive officers, based on overall market conditions, the Compensation Committee and Board of Directors approved reduced base salaries for the named executive officers in 2026.
The Board, on February 19, 2026, approved the following base salaries for the CEO and other named executive officers for 2026:

Executive Officer	Position	2026 Base Salary	2025 Base Salary
Steve Downing	President and CEO	$750,000	$850,000
Neil Boehm	COO and CTO	$545,000	$575,000
Kevin Nash	VP, Finance, CFO and Treasurer	$530,000	$555,000
Matt Chiodo	Senior VP, Sales and CSO	$460,000	$480,000
Scott Ryan	VP, General Counsel and Corporate Secretary	$420,000	$440,000

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
At the beginning of each year, the Compensation Committee reviews and approves a cash bonus target under the Annual Plan for each officer, as a percentage of base salary for the year. Under the Annual Plan in 2026, the CEO may earn up to 220% of base salary. The non-CEO named executive officers may earn up to 0% to 160% (previously 150%) of their respective base salaries. All performance-related targets under the Annual Plan are set by, and achievement of targets are approved by, the Compensation Committee and/or the Board of Directors.
For our executive officers, the 2026 Annual Plan payout opportunities—expressed as a percentage of base salary for each performance metric—are set forth in the table below. For the named executive officers other than Mr. Downing, the target Annual Plan opportunity for 2026 was increased from 75% to 80% of base salary to increase the opportunity for performance-based compensation in light of the decrease in base salaries. We believe the threshold, target, and maximum opportunity levels are now appropriate for each of the named executive officers. For each metric (Revenue, Operating Income, and Earnings Per Diluted Share), the applicable opportunity (at threshold, target, or maximum) is multiplied by that metric’s weighting to determine the cash bonus amount earned based on actual performance. When actual performance falls between the established threshold, target, or maximum, linear interpolation is used to determine any pro rata portion of the performance bonus. The Compensation Committee and/or the Board may exercise discretion to increase or decrease performance‑based bonuses using their judgment (which may consider sustainable impact, people, and growth factors) when evaluating performance and/or establishing objectives; however, under no circumstances may any bonus exceed 250% of the applicable base salary.

Executive Officer	Annual Plan Threshold	Annual Plan Target	Annual Plan Maximum
Steve Downing	55.0%	110.0%	220.0%
Neil Boehm	40.0%	80.0%	160.0%
Kevin Nash	40.0%	80.0%	160.0%
Matt Chiodo	40.0%	80.0%	160.0%
Scott Ryan	40.0%	80.0%	160.0%

Since its inception in 2019, the Annual Plan uses the same three key performance metrics and weighting: Revenue (weighted 33.33%), Operating Income (weighted 33.33%) and Earnings per Diluted Share (33.33%) because such metrics are not only appropriate measures of performance, but also align with the Company's overall business strategy.
In determining whether annual cash bonuses are paid under the Annual Plan, actual performance for the year is measured against specified target levels for each performance metric. Generally, the target for the three performance metrics reflects a level of performance, which at the time set would be anticipated to be challenging but achievable. The threshold level is set to be reflective of performance at which the Compensation Committee believed a portion of the award opportunity should be earned. The maximum level was set well above the target, requiring significant achievements and reflecting performance at which the Compensation Committee believed an additional 100% of the target award was warranted. In February 2025, the Compensation Committee and the Board approved the exclusion of incremental tariff costs and severance‑related expenses from the assessment of 2025 goal achievement, as these costs were not known at the time the goals were established.
For 2025, target performance and actual results for the performance metrics, reflecting the foregoing, are as follows:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance**
Revenue	33.33%	$2,169,303	$2,711,629	$3,253,955	$2,534,269
Operating Income	33.33%	$402,470	$503,088	$603,706	$473,936
Earnings per Diluted Share	33.33%	$1.46	$1.83	$2.20	$1.74
* Amounts in thousands (000) except for per share amounts.
**Excludes $27.0 million in net tariff costs($12.9m Revenue, $39.9m costs, and $11.6m in severance related expenses and related tax effect)

Based on actual Revenue, Operating Income, and Earnings per Diluted Share adjusted for the exclusion of incremental tariff costs and severance expense (net of tax) compared to the targets and performance of the named executive officers, the payments for 2025 under the Annual Plan are shown in the table below:

Executive Officer	2025 Annual Plan Performance Bonus	2025 Annual Plan Discretionary Bonus
Steve Downing	$981,937	$0
Neil Boehm	$452,899	$0
Kevin Nash	$437,146	$0
Matt Chiodo	$378,072	$0
Scott Ryan	$346,566	$0

These Annual Plan results appropriately reflect management’s efforts to improve year‑over‑year gross margins despite the impact of tariff and counter‑tariff actions, which contributed to a 29% decline in revenues from the Company’s China business and significant incremental costs in the business. Such improvement reflects continued execution of the previously announced gross margin recovery plan and ongoing business development initiatives. In addition, these results reflect execution of the acquisition of VOXX and progress made with respect to the integration.
For 2026, the Compensation Committee established Annual Plan performance targets for Revenue, Operating Income, and Earnings per Diluted Share similar to those in 2025, excluding severance‑related expenses (net of tax) due to the unpredictable timing and unknown amount of such expenses. For 2026, the Company maintained ±20% of target for determining threshold and maximum performance levels under the Annual Plan.
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
The Long-Term Plan uses three-year performance periods and selected performance objectives to determine equity incentive awards so as to balance short-term goals under the Annual Plan, with performance objectives associated with longer-term shareholder value creation under the Long-Term Plan. Under the Long-Term Plan, the Board and/or the Compensation Committee determines the amount of the long-term incentive awards. Each officer's award opportunity is based on a target dollar value (determined toward the very beginning of the performance period) as a percentage of base salary assigned to his or her position based on market comparisons for similar positions, using both a peer group and general industry market data. The following target opportunities apply for the 2026-2028 performance period under the Long-Term Incentive Plan:

Executive Officer	Long-Term Plan Target Opportunity Percentage of Base Salary for 2026-2028
Steve Downing	465%
Neil Boehm	220%
Kevin Nash	210%
Matt Chiodo	210%
Scott Ryan	210%

The Long-Term Plan target opportunity percentages of base salary for 2026–2028 for the named executive officers have been updated from the levels applicable to the 2025–2027 cycle. The Compensation Committee recommended, and the Board of Directors approved, these increases to the 2026 Long-Term Plan target opportunities to further align executive compensation with the interests and goals of shareholders and to increase the opportunity for performance-based compensation in light of the decreases in base salaries. Despite these adjustments, all Long-Term Plan target opportunities continue to fall within the market median range for long-term incentives relative to each officer’s respective role and responsibilities.
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

Performance Shares for 2026-2028 Performance Period
The Long-Term Plan is designed to provide PSAs for officers, including our named executive officers. PSAs are tied to the achievement of two performance objectives, each weighted equally: earnings before interest, taxes, depreciation and amortization (EBITDA) and return on invested capital (ROIC), in each case adjusted and calculated as determined by the Compensation Committee. Each performance objective is based on a three-year performance period (2026-2028) with a performance range that can result in PSAs of 50% of target for achieving threshold and 200% of the target opportunity for achieving maximum. The targets for EBITDA and ROIC for 2026-2028 were established by the Compensation Committee as it has done in the past. For the 2026-2028 performance period, ± 20% of target is being used for determining thresholds and maximums, which is consistent with performance periods that began in 2021 and prior, for similar reasons as noted with respect to the Annual Plan.
EBITDA drives the ability to commit resources to continued growth, but is also a measure of ability to provide shareholder return. It also drives profitable sales growth and optimizes the Company's cost structure. ROIC ensures management uses the Company's capital in an effective manner that drives shareholder value. Since the value of PSAs is tied to the Company's actual performance in financial objectives, it aligns the officers' interests with those of shareholders. The target opportunities of PSAs awarded in 2026 for the named executive officers are shown in the table below:

Executive Officer	Number of PSAs Awarded in 2026 (Target) for 2026-2028
Steve Downing	101,480
Neil Boehm	34,889
Kevin Nash	32,387
Matt Chiodo	28,109
Scott Ryan	25,665

Restricted Stock Awards for 2026-2028 Performance Period
The other 30% of the total value of the long-term incentive opportunity consists of RS awards. RS incentivizes and rewards executives for improving long-term stock value and serves as a retention tool. Under the Long-Term Plan, RS will generally be granted in February to officers, including our named executive officers, and cliff vest on the third anniversary of the grant. The RS awarded in 2026, based on the target opportunities, for the named executive officers are shown in the table below:

Executive Officer	Number of RS Awarded in 2026 for 2026-2028
Steve Downing	43,492
Neil Boehm	14,953
Kevin Nash	13,880
Matt Chiodo	12,047
Scott Ryan	11,000

2023-2025 Long-Term Plan Performance (three-year performance period ending December 31, 2025)
December 31, 2025, marked the end of the three-year performance period for PSA and RS Long-Term Plan awards made in February 2023.
Performance Share Awards
The performance metrics, targets and performance payout ranges for these awards were set and approved by the Compensation Committee and the Board in February 2023. Consistent with the Long-Term Plan, incentive could be earned by the officers based on performance associated with two equally weighted metrics, EBITDA and ROIC, in each case adjusted as determined by the Compensation Committee, both measured cumulatively over the three-year performance period. The target levels of achievement for the EBITDA and the ROIC were established to align with financial goals set at the beginning of the three-year performance period for the years 2023 through 2025. The table below summarizes the results of the 2023-2025 performance period relative to target and the achievement level of the 2023-2025 PSAs:

Performance Metric	Weight	Threshold*	Target*	Maximum*	Actual Performance*	Performance to Target	Weighted Performance
EBITDA	50%	$1,140,000	$1,520,000	$1,900,000	$1,721,471	153.02%	76.51%
ROIC	50%	33.75%	45.00%	56.25%	51.99%	162.14%	81.07%
*amounts in thousands (000) except percentages.

The PSAs awarded in February 2023, based on target opportunity, along with the actual payout of PSAs to the executive officers, for the 2023-2025 performance period are reflected in the table below and include additional shares awarded for dividend equivalents assuming reinvestment of dividends.

Executive Officer	Number of PSAs Awarded in 2023 (Target) for 2023-2025	2023-2025 PSAs Payout
Steve Downing	75,018	124,311
Neil Boehm	19,302	31,993
Kevin Nash	23,038	38,181
Matt Chiodo	17,053	28,269
Scott Ryan	15,554	25,782

Restricted Stock
The RS awarded in February 2023, based on target opportunities, along with the actual payment of RS to executive officers, awarded for the 2023-2025 period are reflected in the table below:

Executive Officer	Number of RS Awarded in 2023 (Target) for 2023-2025	2022-2024 RS Payout/Vesting
Steve Downing	32,151	27,863
Neil Boehm	8,273	7,026
Kevin Nash	9,874	8,386
Matt Chiodo	7,309	6,138
Scott Ryan	6,666	5,547

Since each executive officer awarded restricted stock in 2023 remained employed by the Company for three years from the grant date, each restricted stock awarded vested with such executive officers.

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

3. Exhibits. See Exhibit Index on Page 98.
(b)See (a) above.
(c)See (a) above.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENTEX CORPORATION

By:	/s/ Steven R. Downing
Steven R. Downing, President and Chief Executive Officer
Date:	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of February, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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
Ling Zang

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gentex Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Acquisition of VOXX International Corporation
Description of the Matter
On April 1, 2025 the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned. As discussed in Note 11, prior to obtaining a controlling interest in VOXX, the Company owned 29% of VOXX common stock, and the transaction was accounted for as a business combination achieved in stages or a step-acquisition, for a total transaction consideration net of cash acquired of $187.7 million, which includes fair value of the previously held investment in VOXX. The preliminary allocation of the purchase price was based on the fair value of the assets acquired and liabilities assumed, as of the closing date.
Auditing management’s initial accounting for the acquisition including management’s accounting for the transaction as a business combination achieved in stages, or a step-acquisition required judgment. Additionally, the Company utilized a third-party expert to assist with the valuation methodologies in determining the preliminary fair value of assets and liabilities acquired.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s preliminary allocation of the purchase price including management’s controls over the initial accounting for the transaction as a step-acquisition, and management’s review of the third-party valuation methodologies.
Specifically, to test the initial accounting for the acquisition, we reviewed the Company’s accounting analysis for the business combination including the Company’s accounting for the transaction as a step-acquisition. Additionally, we involved our internal valuation specialists to assist in our evaluation of the methodologies used by the Company in determining the preliminary fair values of significant assets acquired.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1999.
Grand Rapids, Michigan
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Gentex Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Gentex Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gentex Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VOXX and BioConnect, which are included in the 2025 consolidated financial statements of the Company and constituted $400.4 million of total assets as of December 31, 2025 and $271.7 million of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VOXX and BioConnect.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Grand Rapids, Michigan
February 24, 2026

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,645,715	$233,318,766
Short-term investments	5,386,566	22,304,829
Accounts receivable, net	368,517,569	295,344,353
Inventories, net	516,253,617	436,497,445
Prepaid expenses and other	92,631,001	49,862,777
Total current assets	1,128,434,468	1,037,328,170
PLANT AND EQUIPMENT:
Land, buildings and improvements	591,487,990	531,261,137
Machinery and equipment	1,240,212,788	1,065,109,667
Construction-in-process	83,048,392	177,907,293
Total Plant and Equipment	1,914,749,170	1,774,278,097
Less- Accumulated depreciation	(1,123,813,792)	(1,045,796,630)
Net Plant and Equipment	790,935,378	728,481,467
OTHER ASSETS:
Goodwill	357,211,919	340,668,927
Long-term investments	272,975,939	339,604,044
Intangible assets, net	189,341,387	195,157,160
Deferred tax asset	108,338,592	53,154,832
Patents and other assets, net	81,355,151	66,426,375
Total Other Assets	1,009,222,988	995,011,338
TOTAL ASSETS	$2,928,592,834	$2,760,820,975
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$248,983,498	$168,314,912
Accrued liabilities:
Salaries, wages and vacation	23,197,164	19,526,367
Income taxes	846,965	439,545
Royalties	29,358,102	21,087,480
Dividends payable	25,853,403	27,264,897
Short-term debt	3,795,925	—
Other	55,507,912	16,059,475
Total current liabilities	387,542,969	252,692,676
OTHER NON-CURRENT LIABILITIES	49,209,006	36,028,644
DEFERRED INCOME TAXES	908,922	—
TOTAL LIABILITIES	437,660,897	288,721,320

REDEEMABLE NON-CONTROLLING INTEREST	3,102,213	—

SHAREHOLDERS’ INVESTMENT:
Common stock, par value 0.06 per share; 400,000,000 shares authorized; 215,445,024 and 227,207,472 shares issued and outstanding in 2025 and 2024, respectively.	12,926,701	13,632,448
Additional paid-in capital	1,008,589,267	1,010,440,420
Retained earnings	1,466,046,002	1,450,287,128
Accumulated other comprehensive income (loss):
Unrealized income (loss) on investments, net	1,347,044	(591,605)
Unrealized loss on derivatives	(768,985)	—
Cumulative translation adjustment	(310,305)	(5,817,736)
TOTAL GENTEX CORPORATION SHAREHOLDERS' INVESTMENT	2,487,829,724	2,467,950,655
Non-controlling Interest	—	4,149,000
TOTAL SHAREHOLDERS' INVESTMENT	2,487,829,724	2,472,099,655
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,928,592,834	$2,760,820,975
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
NET SALES	$2,534,268,965	$2,313,314,333	$2,299,215,044

COST OF GOODS SOLD	1,667,560,025	1,542,224,143	1,536,585,036

Gross profit	866,708,940	771,090,190	762,630,008

OPERATING EXPENSES:
Engineering, research and development	203,259,756	181,475,221	154,359,700
Selling, general and administrative	177,868,692	121,023,692	112,539,255
Severance expense	11,644,738	—	—
Impairment Charges	—	8,864,704	—
Total operating expenses	392,773,186	311,363,617	266,898,955

Income from operations	473,935,754	459,726,573	495,731,053

OTHER INCOME:
Investment (loss) income, net	(1,289,250)	13,402,841	13,498,351
Other, net	(11,584,089)	(915,731)	(4,248,230)
Total other (loss) income	(12,873,339)	12,487,110	9,250,121

Income before provision for income taxes	461,062,415	472,213,683	504,981,174

PROVISION FOR INCOME TAXES	76,380,338	67,725,940	76,577,902

NET INCOME	$384,682,077	$404,487,743	$428,403,272
Less: Net loss attributable to non-controlling interests	(159,290)	—	—
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$384,841,367	$404,487,743	$428,403,272

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION(1):
Basic	$1.74	$1.77	$1.84
Diluted	$1.74	$1.76	$1.84

Cash Dividends Declared per Share	$0.480	$0.480	$0.480

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
Net income from consolidated operations	$384,682,077	$404,487,743	$428,403,272

Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	5,507,431	(1,283,017)	(502,480)
Unrealized losses on derivatives	(973,399)	—	—
Unrealized gains on available-for-sale securities, net	2,453,986	1,811,137	10,238,344

Other comprehensive income, before tax	6,988,018	528,120	9,735,864

Income tax impact related to components of other comprehensive income	310,923	380,339	2,150,052

Other comprehensive income, net of tax	6,677,095	147,781	7,585,812

Comprehensive income from consolidated operations	$391,359,172	$404,635,524	$435,989,084
Net loss attributable to non-controlling interests	(159,290)	—	—
Comprehensive income attributable to Gentex Corporation	$391,518,462	$404,635,524	$435,989,084

The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	Equity Attributable to Gentex Corporation
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2023	234,169,335	$14,050,160	$917,499,323	$1,148,386,272	$(14,142,934)	$2,065,792,821	$—	$2,065,792,821
Issuance of common stock from stock plan transactions	2,218,094	133,086	29,265,186	—	—	29,398,272	—	29,398,272
Repurchases of common stock	(4,931,986)	(295,920)	(17,716,056)	(128,024,161)	—	(146,036,137)	—	(146,036,137)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	39,197,422	—	—	39,197,422	—	39,197,422
Dividends declared ($0.48 per share)	—	—	—	(111,824,393)	—	(111,824,393)	—	(111,824,393)
Net income	—	—	—	428,403,272	—	428,403,272	—	428,403,272
Other comprehensive income	—	—	—	—	7,585,812	7,585,812	—	7,585,812
BALANCE AS OF DECEMBER 31, 2023	231,455,443	$13,887,326	$968,245,875	$1,336,940,990	$(6,557,122)	$2,312,517,069	$—	$2,312,517,069
Issuance of common stock from stock plan transactions	2,153,810	129,229	27,165,898	—	—	27,295,127	—	27,295,127
Non-controlling interest as a result of acquisition	—	—	—	—	—	—	4,149,000	4,149,000
Repurchases of common stock	(6,401,781)	(384,107)	(24,510,715)	(181,213,316)	—	(206,108,138)	—	(206,108,138)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	39,539,362	—	—	39,539,362	—	39,539,362
Dividends declared ($0.48 per share)	—	—	—	(109,928,289)	—	(109,928,289)	—	(109,928,289)
Net income	—	—	—	404,487,743	—	404,487,743	—	404,487,743
Other comprehensive income	—	—	—	—	147,781	147,781	—	147,781
BALANCE AS OF DECEMBER 31, 2024	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	1,824,642	109,478	14,350,723	—	—	14,460,201	—	14,460,201
Repurchases of common stock	(13,587,090)	(815,225)	(54,582,958)	(263,633,425)	—	(319,031,608)	—	(319,031,608)
Stock-based compensation expense related to stock options, employee stock purchases, restricted stock, and performance share awards	—	—	36,649,818	—	—	36,649,818	—	36,649,818
Dividends declared ($0.48 per share)	—	—	—	(105,449,068)	—	(105,449,068)	—	(105,449,068)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in EyeLock LLC	—	—	525,301	—	—	525,301	(600,301)	(75,000)
Purchase of additional interest in BioCenturion LLC	—	—	1,205,963	—	—	1,205,963	(4,591,549)	(3,385,586)
Net income (loss) (1)	—	—	—	384,841,367	—	384,841,367	(55,650)	384,785,717
Other comprehensive income	—	—	—	—	6,677,095	6,677,095	—	6,677,095
BALANCE AS OF DECEMBER 31, 2025	215,445,024	$12,926,701	$1,008,589,267	$1,466,046,002	$267,754	$2,487,829,724	$—	$2,487,829,724
(1) Net income excludes net loss attributable to non-controlling interest of $103,591 for the year ended December 31, 2025 (see Note 11).
The accompanying notes are an integral part of these consolidated financial statements. There may be some differences due to rounding.

GENTEX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$384,682,077	$404,487,743	$428,403,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,041,764	94,714,662	93,321,192
Gain on disposal of assets	(2,913,889)	(1,294,798)	(355,544)
Loss on disposal of assets	25,763	90,145	443,373
Gain on sale of investments and equity method investment income	(3,353,399)	(5,365,966)	(5,492,269)
Loss on sale of investments and equity method investment losses	7,793,350	9,991,670	11,476,947
Provision for credit losses	7,446,408	—	—
Remeasurement of earnout provision	2,623,277	—	—
Deferred income taxes	(18,406,246)	(12,421,412)	(17,735,110)
Stock based compensation expense related to employee stock options, employee stock purchases and restricted stock	36,649,818	39,539,362	39,197,422
Impairment charges - investments	14,081,956	—	—
Impairment charges - goodwill and intangible assets	—	8,864,704	—
Change in operating assets and liabilities:
Accounts receivable	(14,615,535)	27,106,680	(45,251,116)
Inventories	18,138,298	(32,624,417)	2,127,242
Prepaid expenses and other	214,617	(9,873,572)	(4,101,866)
Accounts payable	52,402,600	(26,021,165)	40,951,490
Accrued liabilities	(1,684,568)	1,019,584	(5,735,441)
Net cash flows provided by operating activities	587,126,291	498,213,220	537,249,592
CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in available-for-sale securities:
Sales proceeds	73,979,042	42,675,048	58,847,341
Maturities and calls	2,934,000	16,235,000	17,445,000
Purchases	(26,019,669)	(51,086,506)	(80,908,455)
VOXX share purchases	—	(31,450,000)	(16,941,043)
Purchase of technology investments	(22,717,828)	(27,659,631)	(71,083,511)
Plant and equipment additions	(129,088,778)	(144,669,002)	(183,678,460)
Proceeds from sale of plant and equipment	8,407,920	3,310,600	292,723
Acquisition of businesses, net of cash acquired	(156,291,946)	(2,870,769)	(18,936,539)
Loans to technology investment partners	(16,213,318)	—	—
Increase in other assets	(1,888,944)	(6,563,157)	(4,453,376)
Net cash used for investing activities	(266,899,521)	(202,078,417)	(299,416,320)
CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	14,460,201	27,295,127	29,398,272
Cash dividends paid	(106,860,563)	(110,438,045)	(112,150,060)
Repurchases of common stock	(315,499,459)	(206,108,138)	(147,401,103)
Net cash used for financing activities	(407,899,821)	(289,251,056)	(230,152,891)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,673,051)	6,883,747	7,680,381

CASH AND CASH EQUIVALENTS, Beginning of year	233,318,766	226,435,019	218,754,638

CASH AND CASH EQUIVALENTS, End of year	$145,645,715	$233,318,766	$226,435,019

	Twelve Months Ended December 31,
SUPPLEMENTAL CASH FLOW DATA	2025	2024	2023
Non-cash investing and financing activities:
Change in Property and equipment in accounts payable and accrued expenses and other current liabilities	$17,371,599	$(9,802,961)	$6,927,750
The accompanying notes are an integral part of these consolidated financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The Company
Gentex Corporation, including its wholly-owned subsidiaries (the "Company"), is a leading supplier of digital vision, connected car, dimmable glass, fire protection technologies, premium audio products, medical devices, and consumer electronics. The Company’s largest business segment involves designing, developing, manufacturing, marketing, and supplying automatic-dimming rearview and non-dimming mirrors and various electronic modules for the automotive industry. The Company ships its products to all of the major automotive producing regions worldwide, which it supports with numerous sales, engineering and distribution locations worldwide.
A substantial portion of the Company’s net sales and accounts receivable result from transactions with domestic and foreign automotive manufacturers and Tier 1 suppliers. The Company also designs, develops, manufactures, markets, and supplies: dimmable aircraft windows for the aviation industry; commercial smoke alarms and signaling devices for the fire protection products industry; premium audio, aftermarket electronics, consumer electronic and accessory products; medical devices; and biometric products and technologies for the commercial and retail consumer electronics industries. The Company does not require collateral or other security for trade accounts receivable.
Significant accounting policies of the Company not described elsewhere are as follows:
Consolidation
The Consolidated Financial Statements include the accounts of Gentex Corporation and all of its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany accounts and transactions have been eliminated.
Non-controlling interests represent the equity interests in consolidated entities that the Company does not wholly own. The Consolidated Financial Statements reflect 100% of the revenues, expenses, assets, and liabilities (after elimination of intercompany transactions), even though the Company does not own 100% of the equity interests of these consolidated entities. The Company follows FASB ASC 810-10-45-21 to report a non-controlling interest (other than non-controlling interests subject to a put option) in the Consolidated Balance Sheets within the equity section, separately from the Company’s retained earnings. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate shares of the earnings or losses and other comprehensive (loss) income, if any, and the non-controlling interest continues to be attributed their share of losses even if that attribution results in a deficit non-controlling interest balance.
The Company classifies securities with redemption features that are not solely within its control outside of permanent equity, specifically the non-controlling shareholder interest in Onkyo Technology KK ("Onkyo"), acquired in conjunction with the acquisition of VOXX International Corporation ("VOXX") (see Note 11 "Acquisitions"). This redeemable non-controlling interest, subject to a put/call option, is recorded at the greater of the non-controlling interest balance determined pursuant to ASC 810-10, “Consolidation,” or the redemption value (which is based upon the greater of a specified formula) when a redemption value exists. In periods where the specific formula results in a negative amount, and thus no redemption value, no redemption adjustment is recorded. Changes in the non-controlling interest due to changes in the redemption amount are immediately recorded as equity transactions and the Company's earnings per share calculation would be adjusted accordingly to treat any redemption adjustment similar to a dividend.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
As of December 31, 2024, the Company held a total of 6,463,308 shares of VOXX Class A Common Stock. The VOXX shares held by the Company were publicly traded, had a readily determinable fair market value, and were considered Level 1 assets. The Company accounted for the VOXX investment in accordance with ASC 323 – Investments – Equity Method and Joint Venture, with the election to use the Fair Value Option under ASC 825 - Fair Value. As a result of this election, changes in fair value of the shares were recorded in Investment (loss) income, net in the Consolidated Statements of Income. The Company recorded a gain of $0.8 million during the year ended December 31, 2025 and a loss of $2.4 million during the year ended December 31, 2024, relating to mark to market adjustments in Investment (loss) income, net, related to VOXX.

On April 1, 2025, the Company completed its previously announced merger of VOXX pursuant to that certain Agreement and Plan of Merger dated as of December 17, 2024 (the "Merger Agreement"), acquiring all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share. The Company's investment in VOXX has been included in the purchase price of the entity pursuant to step-acquisition accounting under ASC 805, Business Combinations (see Note 11 "Acquisitions").
Equity Method Investment - ASA
The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX on April 1, 2025 (see Note 11 "Acquisitions") and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. In conjunction with the acquisition of VOXX on April 1, 2025, the Company evaluated this equity method investment and concluded that ASA is not a variable interest entity. The balance of the Company's investment in ASA as of December 31, 2025, was $20.0 million and is included in Long-term investments on the accompanying Consolidated Balance Sheet.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of non-consolidated third parties ("technology investments"). Such technology investments totaled approximately $146.6 million at December 31, 2025, of which $144.9 million and $1.7 million are recorded in Long-term investments and Short-term investments, respectively, on the accompanying Consolidated Balance Sheet, and $155.9 million as of December 31, 2024, of which $149.9 million and $6.0 million are recorded in Long-term investments and Short-term investments, respectively, on the accompanying Consolidated Balance Sheet.
Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the technology investments in accordance with ASC 321, Investments- Equity Securities or ASC 323 – Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other, net in the Company's Consolidated Statement of Income. All other technology investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

A summary of the Company’s most significant technology investments is below:

Adasky Ltd. - Adasky is an Israeli based leading developer and manufacturer of intelligent, high-resolution thermal sensing systems for vehicle safety and perception applications and smart city roadway solutions. The Company's investment includes preferred shares of Adasky accounted for using the measurement alternative and common shares of Adasky accounted for using the equity method of accounting. During the year ended December 31, 2025, the Company made an additional investment of $5.0 million in Adasky common shares and has an approximately 34% ownership stake in Adasky as of December 31, 2025. As of December 31, 2025 and 2024, the carrying value of the Company’s investments in Adasky was $47.2 million and $44.0 million, respectively.

Green Marbles - GreenMarbles is a provider of sustainable solutions for integration into properties. In 2022, the Company obtained an equity share in GreenMarbles for $25.0 million, consisting of $20.0 million of cash investment and the issuance of $5.0 million worth of the Company's common stock. The Company accounts for its investment in GreenMarbles using the equity method. During the year ended December 31, 2025, the Company recorded an impairment charge related to this investment, as further discussed below. As of December 31, 2025 and 2024, the carrying value of the investment in GreenMarbles was $11.5 million and $20.8 million, respectively, and as of December 31, 2025, the Company has an approximate 26% ownership interest in the investee.

Simplenight - Simplenight provides drivers and vehicle occupants with access to enhanced mobile capability for booking personalized entertainment and lifestyle experiences in addition to everyday purchases. During the year ended December 31, 2025, the Company made an additional investment of $10.0 million in Simplenight, and as of December 31, 2025, the Company has an approximately 33% ownership interest in Simplenight accounted for using the measurement alternative. As of December 31, 2025, and 2024, the carrying value of the Company’s investments in Simplenight was $39.3 million and $29.2 million, respectively.

Solace Power - Solace Power is a Canada-based company specializing in wireless power solutions. In 2023, the Company purchased an equity interest in Solace Power, which is accounted for using the measurement alternative. As of both December 31, 2025, and 2024, the carrying value of the Company's investment in Solace Power was $7.1 million, and as of December 31, 2025, the Company has an approximately 15% ownership interest in the investee.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Retispec - RetiSpec is an artificial intelligence medical imaging company developing a tool for the early detection of disease biomarkers in the eye. During the year ended December 31, 2025, the Company made an additional investment of $2.8 million. The Company also recognized a $3.7 million revaluation gain during the year ended December 31, 2024, as part of its additional round of investment in that year, which included new investors in the entity. The Company accounts for RetiSpec using the measurement alternative. As of December 31, 2025, and 2024, the carrying value of the Company's investment in RetiSpec was $12.8 million and $10.0 million, respectively, and has a total of 20% ownership interest at December 31, 2025.
During the year ended December 31, 2025, the Company recorded other-than-temporary impairment charges totaling $14.1 million related to certain of its technology investments within Investment (loss) income, net, on the accompanying Consolidated Statement of Income. During the second quarter of 2025, the Company identified indicators of impairment related to its investment in Green Marbles, LLC as a result of sustained deterioration in the operating results of the investee. The Company performed an impairment analysis of this equity method investment and recorded a charge of $6.2 million during the year ended December 31, 2025. The fair value of the investment was estimated using a discounted cash flow model. The Company's assumptions in estimating the fair value of Green Marbles, LLC utilized Level 3 inputs, including projected revenue growth, gross margins, EBITDA margins, and weighted average costs of capital. Based on the foregoing, the Company determined that the fair value of this investment was below its carrying value at the triggering event date and does not expect the fair value to recover under current conditions. During the third quarter of 2025, the Company identified indicators of impairment related to its investment in New Compliance B.V. following a funding round conducted by the investee at a per-share price below the Company's carrying value of this investment. As a result, the Company recorded an impairment charge of $2.2 million during the year ended December 31, 2025, to reduce the carrying value of this investment to a balance consistent with the fair value implied by New Compliance B.V.'s then most recent financing. During the fourth quarter of 2025, the Company identified indicators of impairment related to its investment in PayByCar, Inc., including sustained deterioration in the operating results of the investee and initiation of a plan of liquidation and dissolution, as approved by the investee's board of directors. Based on these indicators, the Company evaluated the investment in PayByCar for impairment and determined that the carrying amount of the investment was not recoverable and that its fair value was nominal. Accordingly, the Company recorded an impairment charge of $5.7 million for the year ended December 31, 2025 to write down the investment to its estimated fair value.
Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2025 and December 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2025	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$145,645,715	$145,645,715	$—	$—
Short-Term Investments:
Corporate Bonds	2,747,293	—	2,747,293	—
Other	924,658	924,658	—	—
Long-Term Investments:
Asset-backed Securities	35,709,133	—	35,709,133	—
Corporate Bonds	55,596,276	—	55,596,276	—
Municipal Bonds	16,840,001	—	16,840,001
Total	$257,463,076	$146,570,373	$110,892,703	$—

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level I)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,318,766	$233,318,766	$—	$—
Short-Term Investments:
Asset-backed Securities	2,851,933	—	2,851,933	—
Certificate of Deposit	751,728	751,728	—	—
Corporate Bonds	3,971,200	—	3,971,200	—
Government Securities	3,982,275	—	3,982,275	—
Municipal Bonds	3,386,500	—	3,386,500	—
Other	1,400,176	1,400,176	—	—
Long-Term Investments:
Asset-backed Securities	41,766,104	—	41,766,104	—
Corporate Bonds	54,537,517	—	54,537,517	—
Government Securities	6,199,535	—	6,199,535	—
Municipal Bonds	39,458,318	—	39,458,318
VOXX Common Stock	47,702,903	47,702,903	—	—
Total	$439,326,955	$283,173,573	$156,153,382	$—
The amortized cost, unrealized gains and losses, and market value of investment securities are shown as of December 31, 2025 and 2024:

	Unrealized
2025	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$2,725,824	$21,469	$—	$2,747,293
Other	924,658	—	—	924,658
Long-Term Investments:
Asset-backed Securities	34,581,117	1,128,541	(525)	35,709,133
Corporate Bonds	55,218,308	684,752	(306,784)	55,596,276
Municipal Bonds	16,662,335	351,044	(173,378)	16,840,001
Total	$110,112,242	$2,185,806	$(480,687)	$111,817,361

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued

	Unrealized
2024	Cost	Gains	Losses	Market Value
Short-Term Investments:
Asset-backed Securities	$2,834,713	$17,220	$—	$2,851,933
Certificate of Deposit	750,000	1,728	—	751,728
Corporate Bonds	4,013,735	—	(42,535)	3,971,200
Government Securities	3,981,161	1,114	—	3,982,275
Municipal Bonds	3,400,019	472	(13,991)	3,386,500
Other	1,400,176	—	—	1,400,176
Long-Term Investments:
Asset-backed Securities	41,372,112	620,756	(226,764)	41,766,104
Corporate Bonds	54,552,964	355,627	(371,074)	54,537,517
Government Securities	6,206,437	13,124	(20,026)	6,199,535
Municipal Bonds	40,542,837	209,564	(1,294,083)	39,458,318
VOXX Common Stock	48,774,886	7,502,949	(8,574,932)	47,702,903
Total	$207,829,040	$8,722,554	$(10,543,405)	$206,008,189

Unrealized losses on investments as of December 31, 2025 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$272,327	$24,149,316
Greater than one year	208,360	5,471,407
Total	$480,687	$29,620,723
Unrealized losses on investments as of December 31, 2024 are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value
Less than one year	$587,357	$46,365,022
Greater than one year	1,381,116	32,602,844
Total	$1,968,473	$78,967,866
The Company utilizes the guidance provided by ASC 326 to determine whether any of the available-for-sale debt securities held by the Company were impaired. No investments were considered to be impaired during the years presented. The Company has the intention and current ability to hold its debt investments until the amortized cost basis has been recovered. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments. No such investments were considered to be other-than-temporarily impaired in 2025 and 2024.
Fixed income securities as of December 31, 2025, have contractual maturities as follows:

Due within one year	$2,747,293
Due between one and five years	47,664,458
Due over five years	60,480,952
$110,892,703

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, and short-term debt. The Company’s estimate of the fair values of these financial instruments approximates their carrying amounts at December 31, 2025 and 2024.
Allowance For Credit Losses
Trade Accounts Receivable:
The Company's trade accounts receivable arise from revenue transactions in the ordinary course of business. The Company extends credit to customers based on pre-defined criteria and trade receivables are generally due within 30 to 90 days. The Company estimates its allowances related to customer receivables based on historical credit and collections experience, customers' current financial condition and the specific identification of other potential problems, including the economic climate and impact supply chain constraints have had on specific customers. Actual collections can differ, requiring adjustments to the allowances, but historically such adjustments have not been material.
The following table presents the activity in the Company’s allowance for credit losses related to trade accounts receivable:

	Beginning Balance	Net Additions/Deductions and Other Adjustments	Ending Balance
Year Ended December 31, 2025:
Allowance for Credit Losses	$2,036,897	$533,652	$2,570,549
Year Ended December 31, 2024:
Allowance for Credit Losses	$2,665,203	$(628,306)	$2,036,897
Year Ended December 31, 2023:
Allowance for Credit Losses	$2,967,095	$(301,892)	$2,665,203
The Company’s allowance for credit losses related to trade accounts receivable primarily relates to financially distressed customers. The Company continues to work with these customers in collecting past due balances.
Loans Receivable:
From time to time, the Company makes loans, in the ordinary course of business, to certain of its technology investees. Such loans vary in length and are interest bearing. As such, the loans are not deemed to be additional investments in the technology investees as the parties intend for the loans to be repaid. These loans are classified within Prepaid expenses and other and Patents and other assets, net, on the accompanying Consolidated Balance Sheet based on the maturity dates of the loans. The Company estimates an allowance for credit losses for these loans receivable in accordance with ASC 326, Financial Instruments - Credit Losses. This allowance reflects the Company's estimate of expected credit losses over the contractual term of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information, all of which is updated quarterly. The allowance is adjusted through a provision for credit losses, presented within Other, net on the Company's Consolidated Statements of Income. For the year ended December 31, 2025, the Company recorded an increase to the credit loss allowance of $7.4 million. The balance of the loans included in Prepaid expenses and other on the accompanying Consolidated Balance Sheet at December 31, 2025, was $13.5 million, net of credit loss allowance. The balance of the loans included in Patents and other assets, net, on the accompanying Consolidated Balance Sheet at December 31, 2025, was $7.9 million, net of credit loss allowance.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Inventories
The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. Inventories include material, direct labor, and manufacturing overhead. Cost is determined primarily on a standard cost basis that approximates the first-in, first-out (FIFO) method, with a portion valued on a weighted moving-average basis, both of which approximate actual cost. Inventories consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Raw materials	$280,645,041	$307,098,829
Work-in-process	64,473,370	48,098,732
Finished goods	171,135,206	81,299,884
Total Inventory	$516,253,617	$436,497,445
Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demand, market conditions, purchase orders, selling prices, evaluation of longer lead times for certain electronic components, and related management initiatives. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. Allowances for slow-moving and obsolete inventories (which are included, net, in the above inventory values) were $12.2 million and $9.9 million at December 31, 2025 and 2024, respectively. The increase in the inventory balance, as well as the increase in the balance of the allowance for slow moving and obsolete inventories at December 31, 2025, was due to the acquisition of VOXX (see Note 11, Acquisitions).
Plant and Equipment
Plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method, with estimated useful lives of 7 to 30 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Depreciation expense was approximately $88.8 million, $76.8 million and $73.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in depreciation expense during the year ended December 31, 2025, was a result of the acquisition of VOXX on April 1, 2025 (see Note 11, Acquisitions).
Repairs and Maintenance
Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance are expensed as incurred. The Company incurred expenses relating to the repair and maintenance of plant and equipment of approximately $34.9 million, $35.3 million and $31.0 million, in 2025, 2024 and 2023, respectively.
Impairment or Disposal of Long-Lived Assets
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. There were no impairments of long-lived assets incurred during the year ended December 31, 2025, 2024, or 2023.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
Patents
The Company’s policy is to capitalize costs incurred to obtain patents. The cost of patents is amortized over their useful lives. The cost of patents in process is not amortized until issuance. The Company periodically obtains intellectual property rights, in the ordinary course of business, and the cost of the rights are amortized over their useful lives. At December 31, 2025 and 2024, total patents, net of accumulated amortization, were $11.0 million and $11.1 million, respectively, and are included in Patents and other assets, net, on the accompanying Consolidated Balances Sheets. At December 31, 2025, patents had a weighted average amortized life of 9 years.
Goodwill and Intangible Assets
Goodwill and other intangible assets consist of the excess of consideration over the fair values of net assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames, developed technology and customer relationships). Values assigned to the respective assets are determined in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 350 "Intangibles – Goodwill and Other" ("ASC 350").
Goodwill is calculated as the excess of the cost of an acquisition over the fair values assigned to identifiable net assets acquired. In accordance with ASC 350, the Company reviews goodwill for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs an impairment review for each of its reporting units with goodwill, which are Automotive, Premium Audio, Dimmable Aircraft Windows, Nanofiber, Medical, and Biometrics, using either a qualitative approach and/or quantitative approach employing a fair value method that incorporates certain assumptions and judgments. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. The Company performs a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, the Company performs a step 1 test to determine the fair value of the reporting unit using an income approach to estimate the fair value of each of its reporting units and a market valuation approach to further support this analysis. If such fair value of the reporting unit is greater than its carrying amount, goodwill is not considered to be impaired. However, if such fair value of the reporting unit is less than its carrying amount, an impairment charge is recorded as the excess of the reporting unit's carrying value over its fair value.
The assumptions included in the impairment tests require judgment and changes to these inputs could impact the results of the calculations which could result in an impairment charge in future periods if the carrying amount of the reporting unit exceeds its calculated fair value. For the qualitative assessment performed, management considers factors such as macro-economic conditions, industry and market considerations, overall financial performance, and other Company-specific events, amongst other factors, in making the determination as to whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. Other than management's internal projections of future cash flows, the primary assumptions used in the step 1 impairment test is the weighted-average cost of capital and long-term growth rates. Although the Company's cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying business, there are significant judgments involved in determining the expected future cash flows attributable to a reporting unit. During the year ended December 31, 2024, the Company recorded $3.7 million of impairment charges related to the Nanofiber reporting unit as a result of the annual impairment review. No impairment charges were recorded during the years ended December 31, 2025 and 2023.

In accordance with ASC 350, indefinite lived intangible assets are also subject to annual impairment testing or more frequently if indicators of impairment are identified. Management's judgment and assumptions are required in determining the underlying fair value of the indefinite lived intangible assets. While the Company believes the judgments and assumptions used in determining fair value are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required, which could be material to the Consolidated Financial Statements. The Company performs a qualitative

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
assessment (step 0) to determine whether it is more likely than not that an intangible asset's fair value is less than its carrying amount. If not, no further impairment testing over the indefinite lived intangible asset is performed.

As part of recent acquisitions, the Company acquired indefinite lived in-process research and development ("IPR&D") intangible assets. These IPR&D intangible assets are not amortized, but are tested for impairment annually, or more frequently when indicators of potential impairment exist, until the completion or abandonment of the associated research and development efforts. Upon completion of the projects, the assets will be amortized over the expected economic life of the asset, which will be determined on that date. Should the project be determined to be abandoned, and if the asset developed has no alternative use, the full value of the asset will be charged to expense at that time.

During the year ended December 31, 2024, the Company recorded $5.2 million in impairment charges within its Nanofiber reporting unit related to the Vaporsens Inc. ("Vaporsens") IPR&D asset as a result of the annual impairment review. No impairment charges were recorded during the years ended December 31, 2025 and 2023.

Refer to Note 9, "Goodwill and Intangible Assets" for information regarding the impairment testing performed in calendar year 2025 and 2024.

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company applies the FASB’s guidance on revenue recognition, which requires recognition of the amount of revenue and consideration that is expected to be received in exchange for goods and services transferred to customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires it to: (a) identify the contract with the customer; (b) identify the performance obligations in the contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in the contract; and (e) recognize revenue when, or as, the performance obligation is satisfied.
The Company accounts for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including any forms of discounts. Sales are shown net of returns, which have not historically been significant. The Company does not generate sales from arrangements with multiple deliverables.
Purchase orders submitted to the Company by its customers are typically of a duration of one year or less. As such, the Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed. Within its Automotive Products segment, the Company generally receives purchase orders from customers on an annual basis in the ordinary course of business. Typically, such purchase orders provide the annual terms, including pricing, related to a particular vehicle model. Purchase orders generally do not specify quantities. The Company recognizes revenue based on the pricing terms included in such annual purchase orders.
The Company's typical payment terms vary based on the customer and the type of goods and services in the contract or purchase order. The period of time between invoicing and when the payment is due is not significant. Amounts billed and due from customers are classified as receivables on the accompanying Consolidated Balance Sheets. As the Company's standard payment terms are less than one year, the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
practical expedient under ASC 606-10-32-18 has been elected to not assess whether a contract has a significant financing component.
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
The Company offers sales incentives to certain customers in the form of: (a) co-operative advertising allowances; (b) market development funds; (c) volume incentive rebates; and (d) other trade allowances. The Company accrues the cost of co-operative advertising allowances, volume incentive rebates, and market development funds at the later of when the customer purchases its products or when the sales incentive is offered to the customer. The Company records the provision for other trade allowances at the later of when the sales incentive is offered or when the related revenue is recognized. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time and to claim the sales incentive within a certain time period (referred to as the "claim period"). All costs associated with sales incentives are classified as a reduction of net sales. Depending on the specific facts and circumstances, the Company utilizes either the most likely amount or the expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which it would be entitled related to sales incentive adjustments. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Although the Company makes its best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results. The Company records estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within Other accrued liabilities on the accompanying Consolidated Balance Sheets.
Refer to Note 10, "Revenue", for further information. The Company has concluded that its estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.
Advertising and Promotional Materials
All advertising and promotional costs are expensed as incurred and amounted to approximately $8.0 million, $4.5 million, and $3.4 million, in the years ended December 31, 2025, 2024 and 2023, respectively. The increase in advertising expense during the year ended December 31, 2025 was due to the acquisition of VOXX and inclusion of VOXX in the Company's consolidated result beginning on April 1, 2025 (see Note 11, Acquisitions).
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
Product Warranty
The Company warrants its products against certain defects in material and workmanship, when used as designed. These warranties do not provide a service beyond assuring that the products comply with agreed-upon specifications and are not sold separately. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair, or replace expected product returns for warranty matters. The liabilities associated with product warranty are estimated based on historical experiences of actual warranty claims, as well as known facts and circumstances. At December 31, 2025 and 2024, the warranty liability of $8.3 million and $2.8 million, respectively, was recorded in Other, under Accrued liabilities on the accompanying Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023 warranty claims and product repair cost expense was $2.0 million, $1.4 million, and $2.1 million, respectively. The increase in the warranty liability balance at December 31, 2025, and the warranty claims and product repair expense for the year ended December 31, 2025, is due to the acquisition of VOXX.
Income Taxes
The provision for income taxes is based on the earnings reported in the Consolidated Financial Statements. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in deductible or taxable amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates. A valuation allowance is established whenever management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company applies the provisions of ASC 740, Income Taxes, as it relates to uncertainty in income taxes recognized in the Company’s Consolidated Financial Statements. A threshold of more likely than not to be sustained upon examination is applied to uncertain tax positions. The Company deems the estimates related to this provision to be reasonable, however, no assurance can be given that the final outcome of these matters will not vary from what is reflected in the historical income tax provisions and accruals.
Leases
The Company accounts for operating leases in accordance with ASC Topic 842, Leases. The Company determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly, or implicitly, for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of the Company's leases include both lease and non-lease components, which are accounted for as a single lease component, as the Company has elected the practical expedient in ASC 842-10-15-37. Some of the Company's operating lease agreements include variable lease costs, including taxes, common area maintenance, or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Income. The Company's lease agreements do not currently contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less, which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are considered short term leases and are not recorded on the balance sheet. The Company had no short-term leases during the year ended December 31, 2025.
Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the Company's incremental borrowing rate is used based on information available at

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.
The Company has operating leases for certain offices, warehouses, vehicles, and other equipment, which are included within Patents and other assets, net, on the accompanying Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 5 years, some of which include renewal options. The Company considers these renewal options in determining the lease term to establish the right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal options will be exercised. The weighted average remaining lease term for operating leases as of December 31, 2025 was 3 years, with a weighted average discount rate of 4.7%. Future minimum lease payments for operating leases are as follows:

Year ending December 31,

2026	$3,872,839
2027	2,358,838
2028	1,847,578
2029	778,733
2030	215,704
Thereafter	70,622
Total future minimum lease payments	$9,144,314
Less imputed interest	(415,779)
Total	$8,728,535

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
The following table sets forth the computation of basic and diluted net income per common share under the two-class method for each of the last three years:

	2025	2024	2023
Basic Earnings Per Share Attributable to Gentex Corporation
Net Income Attributable to Gentex Corporation	$384,841,367	$404,487,743	$428,403,272
Less: Allocated to participating securities	5,713,110	5,613,957	6,352,424
Net Income available to common shareholders	$379,128,257	$398,873,786	$422,050,848

Basic weighted average shares outstanding	217,834,174	225,710,698	229,405,479
Net Income Per Share Attributable to Gentex Corporation - Basic	$1.74	$1.77	$1.84

Diluted Earnings Per Share Attributable to Gentex Corporation
Allocation of Net Income used in basic computation	$379,128,257	$398,873,786	$422,050,848
Reallocation of undistributed earnings	269	5,594	6,341
Net Income available to common shareholders — Diluted	$379,128,526	$398,879,380	$422,057,189

Number of shares used in basic computation	217,834,174	225,710,698	229,405,479
Additional weighted average dilutive common stock equivalents	14,479	312,784	314,719
Diluted weighted average shares outstanding	217,848,653	226,023,482	229,720,198

Net Income Per Share Attributable to Gentex Corporation — Diluted	$1.74	$1.76	$1.84
For the years ended December 31, 2025, 2024 and 2023, 2,913,014 shares, 1,579,559 shares, and 1,441,812 shares, respectively, related to stock option plans were not included in diluted average common shares outstanding because they were anti-dilutive.

Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for unrealized gains and losses on available for sale investments, derivatives, and foreign currency translation adjustments that are further detailed in Note 8, "Comprehensive Income".
Foreign Currency Translation
Assets and liabilities of the Company's foreign subsidiaries whose cash flows are primarily in local currencies have been translated at rates of exchange at year-end or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the year. The resulting translation adjustment is recorded as a separate component of shareholders’ investment. Gains and losses arising from re-measuring foreign currency transactions into the appropriate currency are included in the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
determination of Net Income and were not significant during the years ended December 31, 2025, 2024 and 2023.
Stock-Based Compensation Plans
The Company accounts for stock-based compensation using the fair value recognition provisions of ASC 718, Compensation - Stock Compensation. As described more fully in Note 5, "Stock-Based Compensation Plans", the Company provides, or has provided, compensation benefits under an omnibus incentive plan, two other stock option plans, another restricted stock plan, and two employee stock purchase plans. The Company utilizes the Black-Scholes model to estimate the value of the stock options, which requires the input of assumptions. These assumptions include estimating (a) the length of time employees will retain their vested stock options before exercising them (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) the number of options that will ultimately not complete their vesting requirements (“forfeitures”), and (d) expected dividends. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amounts recognized on the Consolidated Statements of Operations.
Recent Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under this ASU, public business entities must annually “(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).” This ASU is effective on a prospective basis. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025, on a prospective basis, and required changes are reflected in Note 3, "Income Taxes" in the accompanying notes to the Consolidated Financial Statements. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements.
In March 2024, the Securities and Exchange Commission ("SEC") issued final climate disclosure rules. The rules require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. In 2025, the SEC withdrew its defense of the climate disclosure rules and litigation has been held in abeyance until the SEC decides how to proceed. Though compliance with such rules is not currently required, the Company continues to evaluate the potential impact of compliance, as well as compliance with similar rules of other jurisdictions.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting the new ASU on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIE's. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES, continued
annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the guidance and the impact on its Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This ASU enhances consistency in interim reporting for all entities by clarifying interim disclosure requirements and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11, which can be applied prospectively or retrospectively to any and all prior periods presented in the financial statements, is effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Consolidated Financial Statements and related disclosures.

(2)DEBT AND FINANCING ARRANGEMENTS
In 2018, the Company entered into a credit agreement with PNC as the administrative agent and sole lender, which has been amended and restated as discussed below.
In 2023, as previously disclosed, the Company entered into an amended and restated credit agreement ("Credit Agreement") that provided for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $250.0 million ("Revolver"). Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions.
On October 2, 2025, as previously disclosed, the Company, in the ordinary course of business, amended the Credit Agreement, increasing the borrowing capacity of the Revolver to $350.0 million, and extending the maturity date three years through October 1, 2028, which would have otherwise matured on February 21, 2026. All other sub-limits under the amended Credit Agreement remain the same. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the amended Credit Agreement.
The obligations of the Company under the amended Credit Agreement are not secured, but are subject to certain covenants. The amended Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of December 31, 2025 and 2024, there was no balance outstanding on the Revolver. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 11, "Acquisitions"), has a loan agreement with the shareholders of its joint venture in Onkyo). The loan balance outstanding at December 31, 2025, was $3.8 million and is included in Short-term debt on the accompanying Consolidated Balance Sheet, representing the portion of the loan payable to the joint venture partner. All amounts outstanding under the loan will mature and become payable on September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either a put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on all assets of Onkyo.

(3)INCOME TAXES
The provision for income taxes is based on the earnings reported in the accompanying Consolidated Financial Statements. The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the cumulative temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be applied to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred income tax expense is measured by the net change in deferred income tax assets and liabilities during the year.
The foreign components of income before the provision for income taxes were not material for the years ended December 31, 2025, 2024, and 2023. The components of the provision for income taxes are as follows:

	2025	2024	2023
Currently payable:
Federal	$86,632,458	$73,538,314	$85,978,954
State	5,785,802	4,678,030	6,242,525
Foreign	2,368,324	1,931,008	2,091,533
Total	94,786,584	80,147,352	94,313,012
Deferred income tax benefit:
Primarily federal	(18,406,246)	(12,421,412)	(17,735,110)
Provision for income taxes	$76,380,338	$67,725,940	$76,577,902

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
The effective income tax rates are different from the statutory federal income tax rates for the following reasons:

	Year ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$96,823,107	21.0%
State and local income taxes, net of federal income tax effect (a)	4,235,953	0.9
Foreign tax effects	2,191,985	0.5
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Foreign-derived intangible income	(18,785,189)	(4.1)
Other	553,577	0.1
Tax Credits:
Research and development tax credits	(8,620,897)	(1.9)
Other	(2,491,033)	(0.5)
Changes in valuation allowance	(63,940)	—
Nontaxable or nondeductible items	3,527,252	0.8
Changes in unrecognized tax benefits	(954,278)	(0.2)
Other adjustments	(36,199)	—
Total income tax expense	$76,380,338	16.6%
(a) State taxes in Michigan and Indiana made up the majority of the tax effect in this category.

	Year ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	0.8	0.8
Research tax credit	(1.8)	(1.3)
Increase in reserve for uncertain tax provisions	0.2	—
Non-deductible executive compensation	0.3	0.1
Non-deductible expenses	0.1	0.1
Foreign tax credit	(0.3)	(0.5)
Foreign derived intangible income deduction	(5.9)	(5.1)
Stock compensation	(0.4)	(0.4)
Other	0.3	0.5
Effective income tax rate	14.3%	15.2%

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
The tax effect of temporary differences which give rise to deferred income tax assets and liabilities at    December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
Assets:
Accruals not currently deductible	$20,537,223	$11,491,033
Research and development costs	102,026,455	80,310,573
Stock based compensation	14,623,067	14,266,075
Excess book over tax depreciation	18,299,874	14,747,529
Tax carryforwards	41,607,290	1,807,536
Other	13,244,931	3,404,621
Less: Valuation Allowance	(20,431,445)	—
Total deferred income tax assets	$189,907,395	$126,027,367
Liabilities:
Goodwill	$(56,452,171)	$(51,613,808)
Intangible assets	(16,630,104)	(16,566,494)
Other	(9,395,450)	(4,692,233)
Total deferred income tax liabilities	$(82,477,725)	$(72,872,535)
Net deferred income taxes	$107,429,670	$53,154,832
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. The Company considers the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies, and projected future taxable income in determining whether a valuation allowance is warranted. Significant weight is given to positive and negative evidence that is objectively verifiable.
The realizability of deferred tax assets is evaluated on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance.
The valuation allowance on net deferred tax assets increased by $20.4 million during the year ended December 31, 2025.
As part of the Company’s acquisition of VOXX, the Company recognized deferred tax assets of $35.7 million, primarily related to net operating losses, tax credits, and deductible temporary differences, in accordance with ASC 805-740. Based on available evidence at the acquisition date, the Company concluded that it was more-likely-than-not that a portion of these acquired deferred tax assets would not be realized and therefore recorded a valuation allowance of $20.2 million against the acquired deferred tax assets, related primarily to U.S. foreign tax credits, Japan net operating loss carryforwards, and certain foreign deferred tax assets.
Other than as set forth above, during the year ended December 31, 2025, the Company recorded an increase to the valuation allowance of $0.2 million. This change resulted from current year activity and was recorded to income tax expense.
Any further increase or reduction in the valuation allowance could have a favorable or unfavorable impact on the Company's income tax provision and, as a result, net income in the period in which such determination is made.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
As of December 31, 2025, the Company had U.S. federal net operating loss and federal tax credit carryforwards of $66.0 million and $7.0 million, respectively, as reported on its tax returns. The federal tax credits will begin to expire in 2030 if not utilized. The net operating loss carryforwards are indefinite-lived. As of December 31, 2025, the Company had Japan net operating loss carryforwards of $30.0 million, as reported on its tax returns. The Japan net operating loss will begin to expire in 2032 if not utilized.
In addition, the Company has various state net operating loss carryforwards and state tax credit carryforwards, as well as other foreign net operating loss carryforwards that expire in various years and amounts through tax year 2045, most of which have a valuation allowance applied against them as they are not likely to be utilized before expiration. Utilization of the Company’s net operating loss and credit carryforwards may be subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. The Company has determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carryforwards due to prior ownership changes or expirations.
Income taxes paid in cash during the year ended December 31, 2025 were as follows:

Federal	$72,050,000
State	3,035,054
Foreign	3,614,611
Total income taxes paid, net	$78,699,665
Income taxes paid in cash were approximately $86.2 million, and $110.3 million during the years ended December 31, 2024 and 2023, respectively. No individual U.S. state or foreign jurisdiction exceeds 5% of total income taxes paid, net of refunds.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Beginning of year	$5,798,000	$4,778,000	$4,630,000
Additions related to tax positions acquired in business combinations	4,244,000	—	—
Additions based on tax positions related to the current year	1,451,000	1,350,000	1,046,000
Additions for tax positions in prior years	686,000	869,000	671,000
Reductions for tax positions in prior years	(40,000)	—	(31,000)
Reductions as a result of a lapse of the applicable statute of limitations	(2,157,000)	(1,199,000)	(1,538,000)
End of year	$9,982,000	$5,798,000	$4,778,000
If recognized, $6.6 million of unrecognized tax benefits would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes. The Company has accrued approximately $0.8 million, $0.4 million, and $0.4 million for interest as of December 31, 2025, 2024, and 2023, respectively. Interest expensed during the years ended December 31, 2025, 2024 and 2023 was not considered significant.
The Company is also subject to periodic and routine audits in both domestic and foreign tax jurisdictions. It is reasonably possible that the amounts of unrecognized tax benefits could change as a result of an audit, new positions taken on income tax returns, settlement of tax positions, and the closing of statute of limitations. It is not expected, however, that any such change will be material to the Company’s Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3)         INCOME TAXES, continued
For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.
(4)EMPLOYEE BENEFIT PLANS
The Company has a 401(k) retirement savings plan in which substantially all of its employees may participate. The plan includes a provision for the Company to match a percentage of the employee’s contributions at a rate determined by the Company’s Board of Directors. During the years ended December 31, 2025, 2024 and 2023 the Company’s contributions were approximately $16.1 million, $14.9 million, and $13.8 million, respectively. The increase in the Company's matching contributions in 2025 was primarily due to increased employee participation in the plan as a result of the acquisition of VOXX on April 1, 2025 (see Note 11, Acquisitions) and the increase in contributions in 2024 was due to increased wages and increased employee participation in the plan.

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

The deferrals are held in a separate irrevocable rabbi trust ("the Rabbi Trust"), which has been established pursuant to the Deferred Compensation Plan. The Rabbi Trust is intended to be used to hold funds, including matching contributions. The assets of the trust are subject to the claims of the Company's creditors in the event that the Company becomes insolvent. Consequently, the Rabbi Trust qualifies as a grantor trust for income tax purposes. The Company also makes periodic payments into Company-owned life insurance ("COLI") policies held in this Rabbi Trust to fund the expected obligations arising under this plan. At December 31, 2025 and 2024, total assets held by the trustee were $17.7 million and $13.7 million, respectively, which are recorded in Patents and other assets, net, with an associated liability of $17.7 million and $13.9 million recorded in Other Non-Current Liabilities in the Company's Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. The assets held by the trustee are invested in COLI policies, whose cash surrender values are equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies.

(5)STOCK-BASED COMPENSATION PLANS
At December 31, 2025, the Company had two equity incentive plans under which awards are made, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.
The 2019 Omnibus Plan provides for the potential awards to: a) employees; and b) non-employee directors of the Company or its subsidiaries, which potential awards may be stock options, both incentive stock options and non-qualified stock options, appreciation rights, restricted stock, restricted stock units,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
performance share awards and performance units, and other awards that are stock-based, cash-based or a combination of both. The 2019 Omnibus Plan replaced the Company's Employee Stock Option Plan, Second Restricted Stock Plan, and Amended and Restated Non-Employee Director Stock Option Plan (the "Prior Plans"), which were also approved by shareholders. Any existing awards previously granted under the Prior Plans remain outstanding in accordance with their terms and are governed by the Prior Plans as applicable.
2019 Omnibus Incentive Plan
The 2019 Omnibus Plan covers 45,000,000 shares of common stock. The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. As of December 31, 2025, 35,874,930 shares (net of shares from canceled/expired options) have been issued under the 2019 Omnibus Plan, which includes stock options, restricted shares, and performance share awards (each at a set conversion rate).

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	5,008,005	1.00	5,008,005
Restricted Stock	6,334,667	4.06	25,718,748
Performance Shares	1,268,024	4.06	5,148,177
Total	12,610,696		35,874,930
Employee Stock Options
The Employee Stock Option Plan allowed the Company to grant up to 24,000,000 shares of common stock under the plan, prior to its replacement by the 2019 Omnibus Plan.
The Company has granted options on 5,008,005 shares (net of shares from canceled/expired options) under the 2019 Omnibus Plan and 12,674,639 shares (net of shares from canceled/expired options) under the prior plan (prior to its replacement) through December 31, 2025. Under each of such plans, the option exercise price equals the stock’s market price on date of grant. The options vest after one to five years, and expire after five to ten years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	2025	2024	2023
Dividend yield (1)	1.6%	1.6%	1.7%
Expected volatility (2)	25.6%	28.0%	28.8%
Risk-free interest rate (3)	3.8%	4.1%	4.0%
Expected term of options (in years) (4)	4.1	4.1	4.2
Weighted-average grant-date fair value	$5.49	$7.98	$7.66
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
As of December 31, 2025, there was $3.7 million of unrecognized compensation cost related to stock option awards which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 0.83 years. Stock option expense for the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $5.1 million, and $6.1 million, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the status of the Company’s stock option plans at December 31, 2025, 2024 and 2023, and changes during the same periods are presented in the tables below.

	2025
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	3,738	$30
Granted	528	23
Exercised	(336)	24		$760
Forfeited	(565)	30
Outstanding at End of Year	3,365	29	2.2 years	$373
Exercisable at End of Year	2,076	$30	1.5 years	$59

	2024
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,387	$29
Granted	292	32
Exercised	(784)	27		$5,714
Forfeited	(157)	29
Outstanding at End of Year	3,738	30	2.4 years	$4,784
Exercisable at End of Year	2,104	$29	1.8 years	$3,625

	2023
	Shares (000)	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contract Life	Aggregate Intrinsic Value (000)
Outstanding at Beginning of Year	4,872	$28
Granted	768	30
Exercised	(1,023)	31		$7,847
Forfeited	(230)	29
Outstanding at End of Year	4,387	29	2.9 years	$17,491
Exercisable at End of Year	1,942	$29	2.3 years	$8,916

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
A summary of the status of the Company’s non-vested employee stock option activity for the years ended December 31, 2025, 2024, and 2023, are presented in the table below:

	2025		2024		2023
	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value	Shares (000)	Wtd. Avg Grant Date Fair Value
Nonvested Stock Options at Beginning of Year	1,634	$7	2,445	$7	2,913	$6
Granted	529	5	293	8	768	8
Vested	(753)	7	(1,013)	6	(1,056)	6
Forfeited	(122)	7	(91)	7	(180)	6
Nonvested Stock Options at End of Year	1,288	$6	1,634	$7	2,445	$7

Restricted Shares
The Company’s Second Restricted Stock Plan provided for a maximum number of shares that may be subject to awards of 9,000,000 shares, prior to its replacement by the 2019 Omnibus Plan.
Restricted shares awarded under either that plan or the 2019 Omnibus Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. The restriction period is determined by a committee, appointed by the Board of Directors, but may not exceed ten years. The Company has issued 6,334,667 shares under the 2019 Omnibus Plan and 5,630,019 shares under the prior plan (prior to its replacement) as of December 31, 2025, and has 3,397,960 shares outstanding under such plans.

	2025		2024		2023
Vesting Period(1)	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date	Shares Granted	Market Price at Grant Date
1 Year	214,339	21.99 - 28.30	154,023	28.73 - 36.12	142,314	28.03 - 32.66
2 Year	166,839	21.99 - 28.30	127,778	28.73 - 36.12	104,562	28.03 - 32.66
3 Years	304,443	21.99 - 28.30	360,782	28.73 - 36.12	302,569	28.03 - 32.66
4 Years	365,595	21.99 - 28.30	303,563	28.73 - 36.12	265,719	28.03 - 32.66
5 Years	297,014	21.99 - 28.30	213,720	28.73 - 36.12	184,900	28.03 - 32.66
	1,348,230	$21.99 - 28.30	1,159,866	$28.73 - 36.12	1,000,064	$28.03 - 32.66
(1) Each of these awards cliff vest after the restriction period with no additional restrictions.
A summary of restricted share award activity, including award grants, vesting, and forfeitures for the years ended December 31, 2025, 2024, and 2023, are presented in the table below:

	2025	2024	2023
	Shares (000)	Shares (000)	Shares (000)
Nonvested, Beginning of Year	3,174	3,378	3,553
Granted	1,395	1,189	1,027
Vested	(820)	(1,263)	(1,058)
Forfeited	(351)	(130)	(144)
Nonvested, End of Year	3,398	3,174	3,378
As of December 31, 2025, there was unearned stock-based compensation of $53.0 million associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense related to restricted stock for the years ended December 31, 2025, 2024, and 2023 was $23.5 million, $25.8 million, and $24.8 million, respectively.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Performance Shares
Performance shares awarded under the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's closing stock price on the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change. As of December 31, 2025, the Company had unearned stock-based compensation of $10.5 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to performance share grants for the years ended December 31, 2025, 2024, and 2023 was $6.7 million, $5.9 million, and $5.9 million, respectively.
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board of Directors approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants for the years ended December 31, 2025, 2024, and 2023 was $1.9 million, $1.8 million, and $1.5 million, respectively.
Employee Stock Purchase Plan
In May 2022, the 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders, effective July 1, 2022. Under such plans, the Company sold or sells shares at 85% of the stock’s market price at the date of purchase. In accordance with ASC 718, the 15% discounted value is recognized as compensation expense.
Compensation expense related to the employee stock purchase plans for the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $1.0 million, and $0.9 million, respectively. The following table summarizes shares sold to employees under the 2022 and prior plan in the years ended December 31, 2025, 2024, and 2023:

Plan	2025	2024	2023	Cumulative Shares Issued	Weighted Average Fair Value 2025
2022 Employee Stock Purchase Plan	297,771	201,032	194,241	693,044	$24.17

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
On April 1, 2025, the Company completed its acquisition of VOXX (see Note 11, "Acquisitions"). In connection with the acquisition, VOXX as acquired, maintained responsibility for certain legal matters and royalty audits. These matters include legal proceedings in which VOXX was named a defendant prior to the acquisition date, as well as unasserted claims and other legal matters for which the underlying events or circumstances existed as of the acquisition date and for which a liability was required to be recognized under ASC 805, Business Combinations ("ASC 805"). As part of the purchase price allocation, pursuant to applicable guidance, the Company recorded provisional liabilities for these matters based on preliminary

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
estimates of their fair values as of the acquisition date. During the fourth quarter of 2025, one of the legal proceedings was settled for an amount less than the related provisional liability. Accordingly, during the measurement period, the Company adjusted the provisional liability to reflect the settlement amount, with a corresponding adjustment to goodwill. The Company will continue to monitor the status of the remaining legal proceeding and royalty audits and adjust the provisional liabilities, as appropriate, as additional information becomes available or the matters are resolved. Any adjustments to these provisional liabilities will be recorded as measurement period adjustments to the purchase price allocation, with a corresponding adjustment to goodwill. Changes recognized after the measurement period will be reflected in earnings in the period in which the adjustment is identified.

(7)SEGMENT REPORTING
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
In connection with the acquisition of VOXX (see Note 11, "Acquisitions"), effective April 1, 2025, the Company reorganized its financial reporting into nine distinct operating segments based on its products and internal organizational structure. These operating segments are disclosed by the Company under three reportable segments, which are Automotive Products, Premium Audio Products, and Other. As there was no change to legacy operating segments of the Company or how the legacy operations are organized and evaluated by the CODM, the Company determined it was not necessary to recast its prior year segment presentation or perform goodwill impairment testing.
Automotive Products: Automotive products represent the Company's largest business segment, consisting of digital vision, connected car, and other automotive products and electronics which are developed and manufactured by the Company. Products include: interior and exterior electrochromic automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other automotive electronics. Automotive products accounted for approximately 89% of the Company’s consolidated net sales for the year ended December 31, 2025, and 98% in both of the years ended December 31, 2024 and 2023.
Premium Audio Products: Established following the acquisition of VOXX, this segment designs, manufactures, markets, and distributes high quality audio equipment created to deliver superior sound quality and performance, including premium loudspeakers, architectural speakers, commercial and cinema speakers, outdoor speakers, wireless and Bluetooth speakers, A/V receivers, home theater systems, soundbars, and music streaming systems. Premium Audio products accounted for approximately 6% of the Company’s consolidated net sales for the year ended December 31, 2025. There was no revenue attributed to this segment for the years ended December 31, 2024 and 2023, as the segment was created as a result of the Company's acquisition of VOXX on April 1, 2025.
Other: The Other reportable segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Nanofiber, Medical, Aftermarket Electronics, Consumer Electronics, and Biometrics. These operating segments accounted for approximately 5% of the Company's consolidated net sales for the year ended December 31, 2025, and 2% in both of the years ended December 31, 2024, and 2023.
The segments share many common resources, infrastructures, and assets in the ordinary course of business. Thus, the Company does not report assets or capital expenditures by segment to the CODM.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)    SEGMENT REPORTING, continued

The table below presents net sales and the significant expense categories that are included in reportable segment operating profit and are regularly provided to our CODM:

	2025	2024	2023
Net Sales:
Automotive Products	$2,255,904,839	$2,264,724,564	$2,254,660,291
Premium Audio Products	151,298,912	—	—
Other	127,065,214	48,589,769	44,554,753
Total	$2,534,268,965	$2,313,314,333	$2,299,215,044
Cost of Goods Sold:
Automotive Products	$1,470,553,673	$1,507,698,600	$1,506,237,606
Premium Audio Products	103,151,642	—	—
Other	93,854,710	34,525,543	30,347,430
Total	$1,667,560,025	$1,542,224,143	$1,536,585,036
Operating Expenses:
Automotive Products	$294,353,858	$280,803,585	$252,771,985
Premium Audio Products	39,847,169	—	—
Other	58,572,159	30,560,032	14,126,970
Total	$392,773,186	$311,363,617	$266,898,955
Depreciation & Amortization:
Automotive Products	$93,155,853	$87,207,822	$87,123,055
Premium Audio Products	287,581	—	—
Other	4,402,321	2,724,978	1,231,061
Corporate	6,196,009	4,781,862	4,967,076
Total	$104,041,764	$94,714,662	$93,321,192
Income (Loss) from Operations:
Automotive Products	$490,997,308	$476,222,379	$495,650,700
Premium Audio Products	8,300,101	—	—
Other	(25,361,655)	(16,495,806)	80,353
Total	$473,935,754	$459,726,573	$495,731,053
Depreciation & Amortization on corporate fixed assets are allocated as appropriate to the Automotive Products, Premium Audio Products, and Other segments, when reviewing operating results. Substantially all long-lived assets are located in the U.S.
In 2025, the Company had three automotive customers (including direct sales to original equipment manufacturer ("OEM") customers and sales through their Tier 1 suppliers), which individually accounted for 10% or more of consolidated net sales as follows:

	Toyota Motor Company	Volkswagen Group	General Motors
2025	18%	11%	10%
2024	19%	13%	11%
2023	18%	14%	10%

(8)     COMPREHENSIVE INCOME
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company,

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
comprehensive income represents net income adjusted for unrealized gains and losses on available for sale investments, derivative instruments, and foreign currency translation adjustments.

	For the Years ended December 31,
	2025	2024	2023
Foreign currency translation adjustments:
Balance at beginning of period	$(5,817,736)	$(4,534,719)	$(4,032,239)
Other comprehensive income (loss) before reclassifications	5,507,431	(1,283,017)	(502,480)
Net current-period change	5,507,431	(1,283,017)	(502,480)
Balance at end of period	(310,305)	(5,817,736)	(4,534,719)

Unrealized (losses) gains on available-for-sale securities:
Balance at beginning of period	(591,605)	(2,022,403)	(10,110,695)
Other comprehensive income (loss) before reclassifications	1,828,177	(360,991)	3,360,396
Amounts reclassified from accumulated other comprehensive (loss) income	110,472	1,791,789	4,727,896
Net current-period change	1,938,649	1,430,798	8,088,292
Balance at end of period	1,347,044	(591,605)	(2,022,403)

Unrealized (losses) gains on derivatives:
Balance at beginning of period	—	—	—
Other comprehensive loss before reclassifications	(835,602)	—	—
Amounts reclassified from accumulated other comprehensive loss	66,617	—	—
Net current-period change	(768,985)	—	—
Balance at end of period	(768,985)	—	—

Accumulated other comprehensive loss, end of period	$267,754	$(6,409,341)	$(6,557,122)
All amounts are shown net of tax. Amounts in parentheses indicate debits.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents details of reclassifications from accumulated other comprehensive (loss) income for the years ended December 31, 2025, 2024, and 2023:

Details about Accumulated Other Comprehensive (Loss) Income Components				Affected Line item in the Consolidated Statement of Income
	For the Years ended December 31,
	2025	2024	2023
Unrealized (losses) gains on available-for-sale securities
Realized loss on sale of securities	$(139,838)	$(2,268,087)	$(5,984,678)	Other, net
Provision for income taxes	29,366	476,298	1,256,782	Provision for Income Taxes
Reclassifications for the period related to available-for-sale securities, net of tax	$(110,472)	$(1,791,789)	$(4,727,896)

Unrealized gains (losses) on derivatives
Realized loss on settlement of derivatives	$(98,619)	$—	$—	Other, net
Provision for income taxes	32,002	—	—	Provision for Income Taxes
Reclassifications for the period related to derivatives, net of tax	(66,617)	$—	$—

Total reclassifications for the period	$(177,089)	$(1,791,789)	$(4,727,896)

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)     GOODWILL AND INTANGIBLE ASSETS
The change in the carrying value of Goodwill is as follows:

	December 31, 2025	December 31, 2024
Beginning of the period	$340,668,927	$340,105,631
Acquisitions (including measurement period adjustments) (see Note 11)	16,542,992	4,228,000
Impairments	—	(3,664,704)
End of the period	$357,211,919	$340,668,927

Gross carrying value	$360,876,623	$344,333,631
Accumulated impairment charges	(3,664,704)	(3,664,704)
Net carrying value	$357,211,919	$340,668,927

	December 31, 2025	December 31, 2024
Automotive Products
Beginning of the period	$309,709,522	$309,709,522
Acquisitions (including measurement period adjustments)	—	—
Impairments	—	—
End of the period (1)	$309,709,522	$309,709,522

Premium Audio Products
Beginning of the period	$—	$—
Acquisitions (including measurement period adjustments) (see Note 11)	12,713,758	—
Impairments	—	—
End of the period (1)	$12,713,758	$—

Other
Beginning of the period	$30,959,405	$30,396,109
Acquisitions (including measurement period adjustments) (see Note 11)	3,829,234	4,228,000
Impairments	—	(3,664,704)
End of the period	$34,788,639	$30,959,405

Gross carrying value	$38,453,343	$34,624,109
Accumulated impairment charges	(3,664,704)	(3,664,704)
Net carrying value	$34,788,639	$30,959,405
(1) The gross carrying values of goodwill in the Automotive Products and Premium Audio Products segments are equal to their net carrying values as there have been no impairments of goodwill within these segments.

The Company's reporting units are its operating segments. As of December 31, 2025, the reporting units that carried goodwill were the Company's Automotive Products, Premium Audio Products, Biometrics, and Medical operating segments. The Company has three reportable segments: Automotive Products, Premium Audio Products, and Other (see Note 7, "Segments"). At December 31, 2025, the Automotive Products segment comprised $309.7 million of the Company's goodwill balance, the Premium Audio Products segment comprised $12.7 million of the Company's goodwill balance, and the Other segment, which

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
includes the Biometrics and Medical operating segments, comprised $34.8 million of the Company's goodwill balance, respectively.
The Company reviews goodwill and IPR&D for impairment during the fourth quarter on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performed a qualitative assessment (step 0) to determine whether it is more likely than not that a reporting unit or intangible asset's fair value is less than its carrying amount. Based on this assessment, during the year ended December 31, 2024, the Company determined that additional impairment testing was needed for the Nanofiber reporting unit, which is included within the Other segment, due to the timing to commercialization and costs to develop exceeding the original estimates at the acquisition date. As a result of this testing, the Company recognized charges of $3.7 million related to goodwill impairment and $5.2 million related to IPR&D impairment during the year ended December 31, 2024 in connection with the acquisition of Vaporsens. No impairment charges were recorded related to goodwill or IPR&D during the years ended December 31, 2025 or 2023.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value thus resulting in the need for interim testing, including long-term revenue growth projections, profitability, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization, and certain general industry, market and macro-economic conditions. Other than as set forth above, no such events or circumstances that might negatively impact the key assumptions were observed in calendar year 2025 and, as such, nothing indicated the need for interim impairment testing.
The Company's intangible assets and related changes in carrying values are set forth in the table below as of December 31, 2025 and December 31, 2024.
As of December 31, 2025:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion Trade Names and Trademarks	640,000	(74,667)	565,333	10 years
BioCenturion Developed Technology	2,300,000	(223,611)	2,076,389	12 years
eSight Developed Technology	12,000,000	(2,166,667)	9,833,333	12 years
eSight Trade Names and Trademarks	870,000	(157,083)	712,917	12 years
BioConnect Trade Names and Trademarks	874,320	(32,254)	842,066	12 years
BioConnect Developed Technology	5,465,061	(241,908)	5,223,153	12 years
BioConnect Customer Relationships	1,748,640	(77,411)	1,671,229	10 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil Developed Technology	6,278,132	(130,794)	6,147,338	12 years
Air-Craftglass Developed Technology	1,507,778	(125,649)	1,382,129	12 years
Guardian Trade Names	1,300,000	(162,500)	1,137,500	12 years
Guardian Developed Technology	6,800,000	(850,000)	5,950,000	12 years
Total other identifiable intangible assets	$416,583,931	$(227,242,544)	$189,341,387

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As of December 31, 2024:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(168,750,000)	11,250,000	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion Trade Names and Trademarks	640,000	—	640,000	10 years
BioCenturion Developed Technology	2,300,000	—	2,300,000	12 years
eSight Developed Technology	12,000,000	(1,166,667)	10,833,333	12 years
eSight Trade Names and Trademarks	870,000	(84,583)	785,417	12 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil In-Process R&D	6,278,132	—	6,278,132	Indefinite
Air-Craftglass In-Process R&D	1,507,778	—	1,507,778	Indefinite
Guardian Trade Names	1,300,000	(54,167)	1,245,833	12 years
Guardian Developed Technology	6,800,000	(283,333)	6,516,667	12 years
Total other identifiable intangible assets	$408,495,910	$(213,338,750)	$195,157,160

Accumulated amortization on patents and intangible assets was approximately $256.0 million and $241.4 million at December 31, 2025 and 2024, respectively. Amortization expense on patents and other intangible assets was approximately $15.3 million, $17.9 million, and $19.7 million in calendar years 2025, 2024 and 2023, respectively.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense including patents and other intangible assets to be approximately: $4.7 million for the year ended December 31, 2026; $4.6 million for the year ended December 31, 2027, $4.5 million for the year ended December 31, 2028, and $4.4 million for each of the years ended December 31, 2029, and December 31, 2030.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)    REVENUE
The following table shows the Company’s Automotive Products, Premium Audio Products, and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the years ended December 31, 2025, 2024, and 2023:

	For the Years ended December 31,
Revenue	2025	2024	2023
Automotive Products
U.S.	$698,681,914	$643,769,161	$688,164,335
China	152,560,361	207,451,036	239,292,351
Germany	243,543,576	271,593,165	294,529,611
Japan	376,553,551	370,079,317	323,872,022
Mexico	182,072,178	187,291,325	142,082,011
Republic of Korea	179,423,323	163,788,347	149,554,788
Other countries	423,069,936	420,752,213	417,165,173
Total Automotive Products	$2,255,904,839	$2,264,724,564	$2,254,660,291

Premium Audio Products
U.S.	$89,888,799	$—	$—
Other countries	61,410,113	—	—
Total Premium Audio Products	$151,298,912	$—	$—

Other	$127,065,214	$48,589,769	$44,554,753
Total Revenue	$2,534,268,965	$2,313,314,333	$2,299,215,044

Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political and labor conditions; global supply chain constraints; unexpected changes in laws, regulations, trade, monetary, or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries; labor strikes; armed conflicts and acts of terrorism and war; tariffs, counter-tariffs, quotas, customs and other import or export restrictions; and other trade barriers.
Automotive Product revenue in the “Other countries” category primarily represents sales to customer automotive manufacturing plants in Canada, Hungary, and the United Kingdom, as well as other foreign automotive customers. Premium Audio Product revenue in the "Other countries" category primarily represents sales to retail and commercial customers in Canada, China, Australia, France, and Germany, as well as other foreign customers. Most of the Company’s non-U.S. sales are invoiced and paid in U.S. dollars.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s Automotive Products, Premium Audio Products, and Other revenue by major source for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
Revenue	2025	2024	2023
Automotive Products
Automotive Mirrors & Electronics	$2,136,143,081	$2,145,847,699	$2,128,473,563
HomeLink Modules*	119,761,758	118,876,865	126,186,728
Total Automotive Products	$2,255,904,839	$2,264,724,564	$2,254,660,291

Premium Audio Products
Premium Speaker Products	$106,978,237	$—	$—
Premium Receiver Products	44,320,675	—	—
Total Premium Audio Products	$151,298,912	$—	$—

Other
Fire Protection Products	$24,605,712	$26,845,936	$25,927,018
Windows Products	18,910,525	20,207,691	18,582,949
Medical Products	1,341,088	1,379,651	44,786
Aftermarket Electronic Products	53,754,501	—	—
Consumer Electronic Products	22,217,679	—	—
Biometrics	6,235,709	156,491	—
Total Other	$127,065,214	$48,589,769	$44,554,753

Total Revenue	$2,534,268,965	$2,313,314,333	$2,299,215,044
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

Automotive Products Segment
Automotive Rearview Mirrors and Electronics
The Company manufactures interior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic interior mirrors can also include additional electronic features such as compass, HomeLink®, lighting assist and driver assist forward safety camera

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

systems, various lighting systems, various telematics systems, Integrated Toll Module® systems, and a wide variety of displays. The Company also ships interior non-automatic-dimming rearview mirrors with features. The Company’s interior electrochromic automatic-dimming rearview mirrors also power the application of the Company’s exterior electrochromic automatic-dimming rearview mirrors that darken to reduce glare and improve visibility for the driver. These electronic exterior mirrors typically range in size and shape per automaker specification, but also include additional features such as turn signal indicators, side blind zone indicators, and courtesy lighting. The Company also manufactures exterior non-automatic-dimming rearview mirrors with similar electronic features as what is available in its automatic-dimming applications. Further, the Company manufactures other automotive electronics products both inside and outside of the rearview mirror through HomeLink® applications in the vehicle including the rearview mirror, interior visor, overhead console, or center console. The completion of the acquisition of VOXX in April 2025 added several other automotive OEM products to the Company's offerings, including: automotive security, vehicle access, and remote start modules and systems; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; 360 camera applications; interior lighting systems and solutions; turn signal switches; puddle lamps; box lights; and harnesses (see Note 11, "Acquisitions").
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
Premium Audio Products Segment
In April 2025, the Company acquired all of VOXX, which operates in the automotive, consumer electronics, and biometrics industries (see Note 11, "Acquisitions"). As a result of this acquisition, the Company designs, manufactures, distributes, and markets premium audio products, including loudspeakers, architectural speakers, commercial and cinema speakers, outdoor speakers, soundbars, wireless and Bluetooth speakers, A/V receivers, high performance 2 channel loudspeakers and electronics, high performance party speakers, home theater systems, business music systems, streaming music systems, and Bluetooth® headphones and earbuds. Transfer of control and revenue recognition for premium audio products generally occurs when the Company ships the product from the manufacturing or distribution facility to the customer. For any shipments of product that may be subject to discounts, rebates, or other sales incentives, the Company records revenue based on the Company’s best estimate of the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods to the customer. The Company's best estimate requires significant judgment based on historical results and expected outcomes of customer buying. The Company's approach is to consider these adjustments to the customer's purchase order price as variable consideration, which is estimated based on the then most likely price amount.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Nanofiber
The Company's acquired Vaporsens in 2020, which specializes in nanofiber chemical sensing research and development, is primarily involved with research and development of technology related to nanofiber, sensing a variety of chemicals and/or compounds.
Medical
The Company's Medical segment includes as innovative lighting technology for medical applications that was co-developed with Mayo Clinic. This lighting concept represents the collaboration of a global, high-technology electronics company with a world leader in health care. The Company's intelligent lighting system combines ambient room lighting with camera-controlled, adaptive task lighting to optimize illumination for surgical and patient-care environments. The system was developed over an 18 month period of collaboration between Company engineers and Mayo Clinic surgeons, scientists, and operating room staff. The teams researched, designed, and rapidly iterated multiple prototypes in order to develop unique features intended to address major gaps in current surgical lighting solutions. The Company continues to further develop and work on the intelligent medical lighting system in order to assess system performance and work toward obtaining necessary approvals.
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
Refer to Note 11, "Acquisitions", for further information.
Aftermarket Electronics
As previously disclosed, VOXX was acquired on April 1, 2025 and operates in the automotive, consumer electronics, and biometrics industries. VOXX distributes and markets certain automotive products that are not manufactured by VOXX and are sold in the automotive aftermarket sector, including: automotive security, vehicle access, and remote start modules and systems; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; rear observation and collision avoidance systems/blind spot sensors/automotive sensing and camera systems/driver distraction products; distribution of satellite radios, including plug and play models and direct connect models; cruise control systems; heated seats; security and shock sensors; and harnesses. None of the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aftermarket electronic products are manufactured by the Company. Transfer of control and revenue recognition occurs when the Company ships the product from the distribution facility to the customer.
Refer to Note 11, "Acquisitions", for further information.
Consumer Electronics
VOXX also distributes and markets consumer electronic products and accessories, including: wireless and Bluetooth® speakers; A/V receivers; on-ear and in-ear headphones; wired, wireless, and Bluetooth headphones and ear buds; solar power systems and solar accessories; solar lights; High-Definition Television antennas ("HDTV"); TV mounts; High-Definition Multimedia Interface ("HDMI") accessories; fiber optic accessories; battery storages; satellite dishes; low noise converters; multiswitches; remote controls; home electronic accessories, such as cabling, power cords, mice, keyboards, gaming accessories, and other connectivity products; power supply systems and charging products; and set-top boxes. These consumer electronic products and accessories are not manufactured by the Company. Transfer of control and revenue recognition occurs when the Company ships the product from the distribution facility to the customer.
Refer to Note 11, "Acquisitions", for further information.
Biometrics
In November 2024, the Company acquired GalvanEyes, LLC ("GalvanEyes"), which is the managing partner and 50% owner of the BioCenturion LLC ("BioCenturion") joint venture with EyeLock LLC ("EyeLock"), a subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workload, and organize their data through customized biometric solutions. The Company's acquisition of VOXX resulted in the Company obtaining all remaining access to the EyeLock technology. In July 2025, The Company acquired BioConnect Inc. ("BioConnect"), a multi-modal biometric authentication platform provider for access control.
Refer to Note 11, "Acquisitions", for further information.

(11)    ACQUISITIONS
BioConnect
On July 1, 2025, in the ordinary course of business, the Company completed its acquisition of BioConnect, for a purchase price of $13.0 million, subject to adjustment for working capital plus related transaction fees and expenses. BioConnect is a leader in biometric authentication solutions, providing a multi-modal authentication platform for security and access control. The Company intends to utilize the acquisition to expand its reach in the biometric industry. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, and accordingly, the results of operations and cash flows for BioConnect have been included in the Company's Consolidated Financial Statements since July 1, 2025. BioConnect's results of operations are included within the Company's Biometrics operating segment, which is presented within its Other reportable segment.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the preliminary allocation of the BioConnect purchase price based on the fair value of the assets acquired and liabilities assumed, as of July 1, 2025:

	July 1, 2025	Measurement Period Adjustments	July 1, 2025 (as adjusted)

Total Consideration:
Cash paid	$12,996,275	$—	$12,996,275
Less: cash acquired	(113,545)	—	(113,545)
Total transaction consideration, net	$12,882,730	$—	$12,882,730

Preliminary Allocation:
Assets acquired
Accounts receivable	$1,836,809	—	$1,836,809
Inventory	1,176,471	—	1,176,471
Prepaid expenses and other current assets	111,143	—	111,143
Property, plant, and equipment	63,866	—	63,866
Trade names and trademarks	882,353	—	882,353
Developed technology	6,617,647	(1,102,941)	5,514,706
Customer relationships	1,764,706	—	1,764,706
Goodwill	3,399,491	429,743	3,829,234
Deferred tax asset	—	673,198	673,198
Total assets acquired, excluding cash	15,852,486	—	15,852,486

Liabilities assumed:
Accounts payable	603,234	—	603,234
Accrued expenses and other current liabilities	369,074	—	369,074
Other liabilities	1,997,448	—	1,997,448
Total liabilities assumed	2,969,756	—	2,969,756

Net assets acquired, excluding cash	$12,882,730	$—	$12,882,730
The preliminary fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The purchase price allocation above is preliminary. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital and intangible assets, and expects to finalize the purchase price allocation no later than one year after the acquisition date, which is July 1, 2026, in accordance with applicable guidance. Finalization of the valuation of assets acquired during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value of the same. The Company recorded net measurement period adjustments increasing goodwill $0.4 million during the year ended December 31, 2025 relating primarily to the revised fair value estimates of developed technology and deferred tax assets. The goodwill recognized in this acquisition is primarily attributable to the assembled workforce and expected synergies from the integration of the acquired business. All of the goodwill acquired in connection with the BioConnect acquisition has been allocated to the Company's biometrics business. None of the goodwill from the BioConnect acquisitions is deductible for tax purposes.
Net sales attributable to BioConnect in the Company's Consolidated Statement of Income for the year ended December 31, 2025, were $4.5 million. The net loss attributable to BioConnect for the year ended December 31, 2025, was $0.2 million. During the year ended December 31, 2025, the Company incurred $0.4 million in acquisition costs related to the BioConnect acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Consolidated Statement of Income.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VOXX International Corporation
On April 1, 2025 (the "Closing Date"), the Company completed its acquisition of VOXX pursuant to the previously announced Merger Agreement. Pursuant to the terms and conditions set forth in the Merger Agreement, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share, resulting in VOXX becoming a wholly owned subsidiary of the Company as of the Closing Date. Cash consideration totaling $148.3 million was paid by the Company on the Closing Date using cash on hand. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, and accordingly, the results of operations and cash flows for VOXX have been included in the Company's Consolidated Financial Statements since the Closing Date.
Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment as an equity method investment, as the Company had the ability to exercise significant influence, but not control, over VOXX (see Note 1, "Summary of Significant Accounting and Reporting Policies - Investments"). The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. As the Company previously recorded changes in fair value of the equity method investment in Investment (loss) income, net, in the Consolidated Statements of Income each reporting period, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.
VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock®, a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion joint venture. This additional interest in BioCenturion was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both compliment the Company's existing businesses and help the Company continue to expand in the consumer technology and connected home space. The Company has also gained all access to the EyeLock® iris biometric technology, which will provide further product applications in the Company's existing automotive, aerospace, and medical markets.

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the preliminary allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed, as of the Closing Date. The fair value of the Class A Common Stock acquired through this step acquisition is included in the totals presented below:

	April 1, 2025	Measurement Period Adjustments	April 1, 2025 (as adjusted)

Total Consideration:
Cash paid	$148,256,998	$—	$148,256,998
Less: cash acquired	(9,077,136)	—	(9,077,136)
Total cash paid, net	139,179,862	—	139,179,862
Fair value of previously held investment in VOXX	48,478,560	—	48,478,560
Total transaction consideration, net	$187,658,422	$—	$187,658,422

Preliminary Allocation:
Assets acquired
Accounts receivable	$56,719,726	$—	$56,719,726
Inventory	96,718,000	—	96,718,000
Prepaid expenses and other current assets	20,294,973	136,567	20,431,540
Income tax recoverable	5,243,038	(962,335)	4,280,703
Property, plant, and equipment	44,977,000	—	44,977,000
Equity investment	19,000,000	—	19,000,000
Deferred tax asset	32,537,099	3,173,300	35,710,399
Goodwill	—	12,713,758	12,713,758
Operating lease, right of use assets	5,404,163	—	5,404,163
Other assets	3,445,075	—	3,445,075
Total assets acquired, excluding cash	284,339,074	15,061,290	299,400,364

Liabilities assumed:
Accounts payable	31,347,556	(251,301)	31,096,255
Accrued expenses and other current liabilities	51,772,746	14,922,113	66,694,859
Income taxes payable	684,033	390,478	1,074,511
Debt	3,909,290	—	3,909,290
Other tax liabilities	791,593	—	791,593
Operating lease liabilities	3,435,604	—	3,435,604
Other liabilities	1,260,830	—	1,260,830
Total liabilities assumed	93,201,652	15,061,290	108,262,942

Redeemable and non-redeemable non-controlling interests in consolidated subsidiaries	3,479,000	—	3,479,000

Net assets acquired, excluding cash	$187,658,422	$—	$187,658,422

The preliminary fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The purchase price allocation above is preliminary. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital, real property, equity method investments, and non-controlling interests, and expects to finalize the purchase price allocation no later than one year after the acquisition date, which is April 1, 2026, in accordance with applicable guidance. Finalization of the valuation of acquired assets and liabilities assumed during the

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement period could result in significant changes in the amounts recorded for the acquisition date fair value of the same. The Company recorded net measurement period adjustments increasing goodwill $12.7 million during the year ended December 31, 2025, relating primarily to the revised fair value estimates of liabilities for certain legal contingencies, employee compensation, royalties payable, and income taxes. The goodwill recognized in this acquisition was attributable to the assembled workforce, expected synergies, and expanded market opportunities, none of which qualify for recognition as a separate intangible asset. All of the goodwill acquired in connection with the VOXX acquisition has been allocated to the Company's Premium Audio Products business. $2.9 million of the goodwill recognized in the VOXX acquisition is deductible for tax purposes.
Net sales attributable to VOXX in the Company's Consolidated Statement of Income for the year ended December 31, 2025 were $267.2 million. Net income attributable to VOXX for the year ended December 31, 2025 was $6.1 million. During the years ended December 31, 2025 and 2024, the Company incurred $3.4 million and $1.9 million, respectively, in acquisition costs related to the VOXX acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Consolidated Statements of Income. VOXX's results of operations are included in the Consolidated Financial Statements of the Company within the Automotive, Premium Audio, and Other reportable segments, as appropriate.
The non-controlling interests included in the net assets acquired in the transaction were comprised of a redeemable non-controlling interest in VOXX's Onkyo subsidiary, and a non-redeemable non-controlling interest in its EyeLock® subsidiary. In conjunction with VOXX's acquisition of Onkyo, a joint venture was formed between VOXX's wholly-owned Premium Audio Company ("PAC") subsidiary and its partner Sharp Corporation ("Sharp"). PAC owns 77.2% of the joint venture and has an 85.1% voting interest, and Sharp owns 22.8% of the joint venture and has a 14.9% voting interest. The joint venture agreement between PAC and Sharp contains a put/call option, whereby Sharp has the right to put its interest in the joint venture back to VOXX and VOXX has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025, at a purchase price based on a formula as defined in the joint venture agreement. As of December 31, 2025, the put/call option has not been exercised by either party.
The Onkyo non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheet as the exercise of the put/call option is not within VOXX’s control. The following table provides the rollforward of the redeemable non-controlling interest for the year ended December 31, 2025:

Redeemable Non-controlling Interest
Balance at January 1, 2025	$—
Acquisition of redeemable non-controlling interest at fair value on April 1, 2025	2,823,000
Net loss attributable to non-controlling interest	(103,591)
Comprehensive loss attributable to non-controlling interest	488,224
Foreign currency translation	(105,420)
Balance at December 31, 2025	3,102,213

As of April 1, 2025, the net assets acquired in the VOXX transaction also included VOXX's non-redeemable non-controlling interest in its EyeLock® subsidiary. In August 2025, the Company acquired the remaining equity interest in EyeLock® from its minority owners for cash consideration totaling $0.1 million.
GalvanEyes
In November 2024, the Company acquired GalvanEyes, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a subsidiary of VOXX. The Company paid $2.9 million in cash, as well as an earnout over the next fifteen calendar years, not to exceed $15 million in the aggregate, for which the acquisition date fair value was determined to be $1.5 million. The earnout is based on adjusted earnings before interest and taxes. The Company accounted for the acquisition under the provisions of ASC 805 and consolidated GalvanEyes and the joint venture BioCenturion in the Company's Consolidated Financial Statements at December 31, 2024, in accordance with ASC 810, "Consolidation." The valuation process was completed during the fourth quarter of 2025. For the years ended December 31, 2025 and

GENTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024, approximately $1.7 million and less than $0.2 million of combined revenue, respectively, and $2.9 million and $0.4 million of combined net loss, respectively, of the businesses of GalvanEyes and BioCenturion are included in the Company's Consolidated Statements of Income. Total goodwill recognized in this acquisition of $4.2 million is primarily attributable to the assembled workforce and expected synergies from the integration of the acquired business. All of the goodwill acquired in connection with the GalvanEyes acquisition has been allocated to the Company's biometrics business.
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
eSight
In November 2023, the Company acquired certain technology assets from eSight for approximately $18.9 million in cash, the assumption of a $9.4 million promissory note given in exchange for the 20% equity the Company previously held, as well as an earn out provision over a ten year period. The earn out provision consists of multiple potential payments based on the revenue over the next ten calendar years, with the total earn out not to exceed $70 million. The Company funded the acquisition with cash on hand. The technology acquired from eSight provides advanced and versatile low-vision smart glasses for those with visual impairments and is compatible with more than 20 eye conditions including Macular Degeneration, Diabetic Retinopathy, and Stargardt disease. eSight's results of operations are included in the financial statements of the Company within its Other reporting segment.
The Company accounted for the acquisition under the provisions of ASC 805. The valuation process was completed during the third quarter of 2024. Approximately $1.3 million and $1.4 million of revenue of the business of eSight was included in the Company's Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2025 and 2024, respectively.
The following table summarizes the fair values of the assets acquired, and the liabilities assumed, as of the acquisition date of November 2, 2023:

Fair Value
Current Assets	$441,228
Personal Property	75,000
Operating lease, right of use assets	116,562
eSight Technology	12,000,000
Trade Names and Trademarks	870,000
Goodwill	26,696,012
Total Assets	$40,198,802

Lease Liability	$116,562
Contingent Earn Out Liability	12,000,000
Total Liabilities	$12,116,562

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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