Form 10-Q
period 2026-03-31
GENTEX CORP
filed 2026-05-06
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, April 24, 2026
Common Stock, $.06 Par Value	212,951,848

GENTEX CORPORATION AND SUBSIDIARIES
For the Three Months Ended March 31, 2026
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2026 and December 31, 2025

	March 31, 2026 (Unaudited)	December 31, 2025 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,761,633	$145,645,715
Short-term investments	10,285,838	5,386,566
Accounts receivable, net	419,468,925	368,517,569
Inventories, net	523,509,606	516,253,617
Prepaid expenses and other	90,166,999	92,631,001
Total current assets	1,208,193,001	1,128,434,468

PLANT AND EQUIPMENT—NET	786,333,204	790,935,378

OTHER ASSETS
Goodwill	360,924,307	357,211,919
Long-term investments	270,092,847	272,975,939
Intangible assets, net	185,598,287	189,341,387
Deferred tax asset	109,448,931	108,338,592
Patents and other assets, net	77,045,617	81,355,151
Total other assets	1,003,109,989	1,009,222,988
TOTAL ASSETS	$2,997,636,194	$2,928,592,834

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$276,649,198	$248,983,498
Short-term debt	3,840,654	3,795,925
Accrued liabilities	164,089,408	134,763,546
Total current liabilities	444,579,260	387,542,969

OTHER NON-CURRENT LIABILITIES	46,510,151	49,209,006

DEFERRED INCOME TAXES	940,127	908,922

TOTAL LIABILITIES	492,029,538	437,660,897

REDEEMABLE NON-CONTROLLING INTEREST	3,021,490	3,102,213

SHAREHOLDERS’ INVESTMENT
Common stock	12,778,795	12,926,701
Additional paid-in capital	1,007,716,711	1,008,589,267
Retained earnings	1,480,867,060	1,466,046,002
Accumulated other comprehensive income	1,222,600	267,754
TOTAL SHAREHOLDERS' INVESTMENT	2,502,585,166	2,487,829,724
Non-controlling Interest	—	—
TOTAL SHAREHOLDERS' INVESTMENT	2,502,585,166	2,487,829,724
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,997,636,194	$2,928,592,834

Note: The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
NET SALES	$675,443,125	$576,773,090

COST OF GOODS SOLD	446,816,212	385,039,503
Gross profit	228,626,913	191,733,587

OPERATING EXPENSES:
Engineering, research and development	51,652,619	45,924,364
Selling, general & administrative	49,791,834	29,933,005
Impairment charges (Note 3)	2,800,000	—
Severance expense	722,541	2,889,112
Total operating expenses	104,966,994	78,746,481

Income from operations	123,659,919	112,987,106

OTHER (LOSS) INCOME
Investment (loss) income, net	(87,371)	4,874,855
Other, net	(5,524,986)	(4,234,379)
Total other (loss) income, net	(5,612,357)	640,476

INCOME BEFORE PROVISION FOR INCOME TAXES	118,047,562	113,627,582

PROVISION FOR INCOME TAXES	19,626,503	18,753,537

NET INCOME	$98,421,059	$94,874,045
Less: Net loss attributable to non-controlling interests	(34,084)	—
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$98,455,143	$94,874,045

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION: (1)
Basic	$0.46	$0.42
Diluted	$0.46	$0.42

Cash Dividends Declared per Share	$0.120	$0.120

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Net income from consolidated operations	$98,421,059	$94,874,045

Other comprehensive income before tax:
Foreign currency translation adjustments	1,745,052	(345,230)
Unrealized losses on derivatives	(186,436)	—
Unrealized (losses) gains on debt securities, net	(813,826)	2,182,847

Other comprehensive income, before tax	744,790	1,837,617

Income tax impact related to components of other comprehensive income	(210,056)	458,398

Other comprehensive income, net of tax	954,846	1,379,219

Comprehensive income from consolidated operations	$99,375,905	$96,253,264
Net loss attributable to non-controlling interests	(34,084)	—
Comprehensive income attributable to Gentex Corporation	$99,409,989	$96,253,264

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended March 31, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2026	215,445,024	12,926,701	1,008,589,267	1,466,046,002	267,754	2,487,829,724	$—	$2,487,829,724
Issuance of common stock from stock plan transactions	787,593	47,256	2,056,531	—	—	2,103,787	—	2,103,787
Repurchases of common stock	(3,252,696)	(195,162)	(13,336,052)	(58,076,711)	—	(71,607,925)	—	(71,607,925)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,406,965	—	—	10,406,965	—	10,406,965
Dividends declared ($0.12 per share)	—	—	—	(25,557,374)	—	(25,557,374)	—	(25,557,374)
Net income (loss) (1)	—	—	—	98,455,143	—	98,455,143	—	98,455,143
Other comprehensive income	—	—	—	—	954,846	954,846	—	954,846
BALANCE AS OF MARCH 31, 2026	212,979,921	$12,778,795	$1,007,716,711	$1,480,867,060	$1,222,600	$2,502,585,166	$—	$2,502,585,166

BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	709,996	42,600	4,891,102	—	—	4,933,702	—	4,933,702
Repurchases of common stock	(3,100,351)	(186,021)	(12,246,386)	(63,573,666)	—	(76,006,073)	—	(76,006,073)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	8,671,763	—	—	8,671,763	—	8,671,763
Dividends declared ($0.12 per share)	—	—	—	(26,977,308)	—	(26,977,308)	—	(26,977,308)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Net income	—	—	—	94,874,045	—	94,874,045	—	94,874,045
Other comprehensive income	—	—	—	—	1,379,219	1,379,219	—	1,379,219
BALANCE AS OF MARCH 31, 2025	224,817,117	$13,489,027	$1,011,756,899	$1,454,610,199	$(5,030,122)	$2,474,826,003	$4,591,500	$2,479,417,503
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $34,084 for the three months ended March 31, 2026 (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$98,421,059	$94,874,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,656,252	25,509,069
Gain on disposal of assets	(18,375)	(24,367)
Loss on disposal of assets	7,524	—
Gain on sale of investments and technology investment income	(1,090,014)	(787,579)
Loss on sale of investments and technology investment losses	3,665,560	3,274,941
Reserve for credit losses	2,211,597	—
Deferred income taxes	(3,944,932)	(927,401)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	10,406,965	8,671,763
Impairment charges - intangible assets	2,800,000	—
Impairment charges - investments	2,739,466	—
Change in operating assets and liabilities:
Accounts receivable, net	(50,951,356)	(35,280,995)
Inventories	(7,255,989)	27,562,638
Prepaid expenses and other	5,958,594	9,056,108
Accounts payable	21,070,064	(3,809,528)
Accrued liabilities, excluding dividends declared	27,406,814	20,386,827
Net cash provided by operating activities	137,083,229	148,505,521

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	492,475	48,810,102
Purchases	(3,145,703)	(12,180,407)
Purchase of equity method investments	(5,491,789)	—
Plant and equipment additions	(17,042,162)	(36,722,401)
Proceeds from sale of plant and equipment	70,262	53,110
Loans to technology investment partners	(1,334,424)	—
Decrease (increase) in other assets	877,306	(5,061,949)
Net cash used for investing activities	(25,574,035)	(5,101,545)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	2,103,787	4,933,702
Cash dividends paid	(25,853,186)	(27,264,150)
Repurchases of common stock	(68,643,877)	(67,833,696)
Net cash used for financing activities	(92,393,276)	(90,164,144)

NET INCREASE IN CASH, CASH EQUIVALENTS, and RESTRICTED CASH	19,115,918	53,239,832

CASH AND CASH EQUIVALENTS, beginning of period	145,645,715	233,318,766

CASH AND CASH EQUIVALENTS, end of period	$164,761,633	$286,558,598

	Three Months Ended March 31,
SUPPLEMENTAL CASH FLOW DATA	2026	2025
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$(2,890,402)	$9,778,725

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Gentex Corporation and Subsidiaries ("Gentex" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 270 for interim financial information, and in accordance with financial standards generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's 2025 annual report on Form 10-K. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments considered necessary for a fair presentation of the financial position of the Company as of March 31, 2026, and the results of operations and cash flows for the interim periods presented.
(2)    Adoption of New Accounting Standards
In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule becomes effective, the rule will require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes to such financial statements addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. On April 4, 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. In 2025, the SEC withdrew its defense of the climate disclosure rules and litigation has been held in abeyance. The SEC has launched a formal review, inviting public comment, with an eye toward facilitating disclosure of consistent, comparable, and reliable information on climate change. Though compliance with such rules is not currently required, and it is unclear when or if compliance will be required, the Company continues to evaluate the potential impact of compliance, as well as compliance with similar rules of other jurisdictions.
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public business entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. In January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting these ASU's on the Consolidated Financial Statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets in which all entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU was effective for the Company in the first quarter of 2026 and did not have a material impact the Company's Consolidated Financial Statements and disclosures.
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements (Topic 815), which amends certain aspects of the hedge accounting guidance to better align financial reporting with the economics of an entity's risk management activities. ASU 2025-09 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted and is effective on a prospective basis. The Company is currently evaluating the impact that the adoption of this standard will have on its Consolidated Financial Statements and disclosures.
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

(3)    Goodwill and Other Intangible Assets
Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The change in the carrying value of Goodwill by segment is as follows:

Amount
Automotive Products
Beginning balance as of January 1, 2026	$309,709,522
Period activity	—
Balance as of March 31, 2026 (1)	$309,709,522

Premium Audio Products
Beginning balance as of January 1, 2026	$12,713,758
Acquisitions (including measurement period adjustments) (see Note 16)	3,765,220
Balance as of March 31, 2026 (1)	$16,478,978

Other
Beginning balance as of January 1, 2026	$34,788,639
Foreign currency adjustment	(52,832)
Balance as of March 31, 2026	$34,735,807
Gross carrying value at March 31, 2026	$38,400,511
Accumulated impairment charges	(3,664,704)
Net carrying value at March 31, 2026	$34,735,807

Total Goodwill, net	$360,924,307
(1) The gross carrying values of goodwill in the Automotive Products and Premium Audio Products segments are equal to their net carrying values as there have been no impairments of goodwill within these segments.
In addition to annual impairment testing, which is performed as of the first day of the Company's fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including: long-term revenue growth projections; profitability; discount rates; recent market valuations from transactions by comparable companies; volatility in the Company's market capitalization; and general industry, market, and macroeconomic conditions.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first quarter of 2026, as a result of costs to develop the Company's In-Process Research and Development ("In Process R&D") continuing to exceed original estimates, as well as delays in the expected timing of commercialization of the related technology, management approved and began executing a plan to cease operations at the facility where its Vaporsens In-Process R&D activities were conducted. This plan included the termination of substantially all employees associated with those activities. As a result, the Company discontinued further development of the underlying technology and shifted its strategy to the potential sale of the related assets. These actions represented a significant adverse change in the extent and manner in which the In-Process R&D was expected to be used and in its projected future cash flows, indicating that the carrying value of the asset may not be recoverable. Accordingly, the Company recorded an impairment charge of $2.8 million during the three months ended March 31, 2026, to reduce the carrying amount of the asset to its estimated fair value. The estimated fair value was determined based on the Company's estimate of the expected selling price of the asset, taking into consideration available market information and indicative third-party interest, as applicable.
Except as set forth, the Company noted no other events or circumstances indicating the need for interim impairment testing of its goodwill or other intangible assets during the first quarter of 2026.
The Company's patents and intangible assets and related change in carrying values are set forth in the tables below, including the Vaporsens In-Process R & D, which has been previously disclosed.
As of March 31, 2026:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,939,006	$(28,955,094)	$10,983,912	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(90,667)	549,333	10 years
BioCenturion Developed Technology	2,300,000	(271,528)	2,028,472	12 years
eSight Developed Technology	12,000,000	(2,416,667)	9,583,333	12 years
eSight Trade Names and Trademarks	870,000	(175,208)	694,792	12 years
BioConnect Trade Names and Trademarks	861,454	(56,169)	805,285	12 years
BioConnect Developed Technology	5,392,068	(351,578)	5,040,490	12 years
BioConnect Customer Relationships	1,722,909	(112,338)	1,610,571	10 years
Vaporsens In-Process R&D	3,000,000	—	3,000,000	Indefinite
Argil Developed Technology	6,278,132	(261,589)	6,016,543	12 years
Air-Craftglass Developed Technology	1,507,778	(157,060)	1,350,718	12 years
Guardian Trade Names	1,300,000	(189,583)	1,110,417	12 years
Guardian Developed Technology	6,800,000	(991,667)	5,808,333	12 years
Total Other Intangible Assets	$413,672,341	$(228,074,054)	$185,598,287

Total Patents & Other Intangible Assets	$453,611,347	$(257,029,148)	$196,582,199

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of December 31, 2025:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$39,769,415	$(28,758,462)	$11,010,953	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion Trade Names and Trademarks	640,000	(74,667)	565,333	10 years
BioCenturion Developed Technology	2,300,000	(223,611)	2,076,389	12 years
eSight Developed Technology	12,000,000	(2,166,667)	9,833,333	12 years
eSight Trade Names and Trademarks	870,000	(157,083)	712,917	12 years
BioConnect Trade Names and Trademarks	874,320	(32,254)	842,066	12 years
BioConnect Developed Technology	5,465,061	(241,908)	5,223,153	12 years
BioConnect Customer Relationships	1,748,640	(77,411)	1,671,229	10 years
Vaporsens In-Process R&D	5,800,000	—	5,800,000	Indefinite
Argil Developed Technology	6,278,132	(130,794)	6,147,338	12 years
Air-Craftglass Developed Technology	1,507,778	(125,649)	1,382,129	12 years
Guardian Trade Names	1,300,000	(162,500)	1,137,500	12 years
Guardian Developed Technology	6,800,000	(850,000)	5,950,000	12 years
Total Other Intangible Assets	$416,583,931	$(227,242,544)	$189,341,387

Total Patents & Other Intangible Assets	$456,353,346	$(256,001,006)	$200,352,340
Amortization expense of patents and intangible assets was approximately $1.2 million during the three months ended March 31, 2026, compared to approximately $4.6 million during the three months ended March 31, 2025.
Excluding the impact of any future acquisitions, the Company estimates amortization expense to be approximately $3.5 million for the remainder of the year ending December 31, 2026, $5 million for each of the years ending December 31, 2027, and December 31, 2028, respectively, and $4 million for each of the years ended December 31, 2029, and December 31, 2030, respectively.

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
The Company determines the fair value of its asset-backed securities, municipal bonds, and corporate bonds by utilizing monthly valuation statements that are provided by its broker. The broker determines the investment valuation by utilizing the bid price in the market and also refers to third party sources to validate valuations, and as such are classified as Level 2 assets.
The Company's certificates of deposit are classified as available for sale and are considered as Level 1 assets. These investments are carried at cost, which approximates fair value.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Method Investment - ASA
The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX International Corporation ("VOXX") on April 1, 2025 (see Note 16) and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. The balance of the Company's investment in ASA was $20.5 million and $20.0 million as of March 31, 2026 and December 31, 2025, respectively, and included in Long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheets.
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled $146.2 million as of March 31, 2026, and are recorded in long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $146.6 million as of December 31, 2025, of which $144.9 million and $1.7 million are included in long-term investments and short-term investments, respectively, on the accompanying Unaudited Condensed Consolidated Balance Sheets. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the three months ended March 31, 2026, the Company recognized a loss of $1.7 million within Other, net, related to warrants held in one of the Company's technology investments that expired unexercised during the quarter.
During the same period, the Company recorded an other-than-temporary impairment charge of $2.7 million related to one of its technology investments, which is included in Investment (loss) income, net, on the accompanying Unaudited Condensed Consolidated Statement of Income. During the first quarter of 2026, the Company identified indicators of impairment related the investment, including a sustained deterioration in the entity's operating results and financial condition, as well as the execution of a forbearance agreement associated with outstanding loans from the Company to the investee totaling approximately $5.0 million (exclusive of credit reserves) as of March 31, 2026. Based on these factors, the Company determined that the decline in fair value of its investment was other-than-temporary. The Company concluded that the estimated fair value of its equity interest was negligible, as the investee's enterprise value was not expected to be sufficient to satisfy the Company's outstanding loan exposure. Accordingly, the Company recorded a full impairment charge to reduce the carrying amount of the investment to zero.
From time to time, the Company makes loans in the ordinary course of business to certain of its technology investees. Such loans vary in length and are interest bearing, and as such are not deemed to be additional investments in the technology investees as the parties intend for the loans to be repaid. These loans are classified within Prepaid expenses and other and Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets based on the maturity dates of the loans. The Company estimates an allowance for credit losses for these loans receivable in accordance with ASC 326, Financial Instruments - Credit Losses. This allowance reflects the Company's estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information, all of which is updated quarterly. The allowance is adjusted through a provision for credit losses in the Company's Unaudited Condensed Consolidated Statements of Income. For the three months ended March 31, 2026, the Company recorded an increase to the credit loss allowance of $2.2 million. The total allowance for credit losses attributable to the Company's loans receivable were $9.7 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively. The balance of the loans included in Prepaid expenses and other on the accompanying Unaudited Condensed Consolidated Balance Sheets was $11.9 million and $13.5 million at March 31, 2026 and December 31, 2025, respectively, net of credit loss allowances. The balance of the loans included in Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets was $7.2 million and $7.9 million, at March 31, 2026 and December 31, 2025, respectively, net of credit loss allowances.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets or liabilities that have recurring fair value measurements are shown below as of March 31, 2026 and December 31, 2025.
As of March 31, 2026:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$164,761,633	$164,761,633	$—	$—
Short-Term Investments:
Corporate Bonds	8,951,418	—	8,951,418	—
Municipal Bonds	484,164	—	484,164	—
Other	850,256	850,256	—	—
Long-Term Investments:
Asset-backed Securities	34,761,215	—	34,761,215	—
Corporate Bonds	51,751,578	—	51,751,578	—
Municipal Bonds	16,857,126	—	16,857,126	—
Total	$278,417,390	$165,611,889	$112,805,501	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$145,645,715	$145,645,715	$—	$—
Short-Term Investments:
Corporate Bonds	2,747,293	—	2,747,293	—
Other	924,658	924,658	—	—
Long-Term Investments:
Asset-backed Securities	35,709,133	—	35,709,133	—
Corporate Bonds	55,596,276	—	55,596,276	—
Municipal Bonds	16,840,001	—	16,840,001
Total	$257,463,076	$146,570,373	$110,892,703	$—
The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of March 31, 2026 and December 31, 2025.
As of March 31, 2026:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$8,908,422	$42,996	$—	$8,951,418
Municipal Bonds	481,122	3,042	—	484,164
Other	850,256	—	—	850,256
Long-Term Investments:
Asset-backed Securities	33,757,636	1,023,608	(20,029)	34,761,215
Corporate Bonds	51,998,693	399,389	(646,504)	51,751,578
Municipal Bonds	16,768,335	278,329	(189,538)	16,857,126
Total	$112,764,464	$1,747,364	$(856,071)	$113,655,757

As of December 31, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$2,725,824	$21,469	$—	$2,747,293
Other	924,658	—	—	924,658
Long-Term Investments:
Asset-backed Securities	34,581,117	1,128,541	(525)	35,709,133
Corporate Bonds	55,218,308	684,752	(306,784)	55,596,276
Municipal Bonds	16,662,335	351,044	(173,378)	16,840,001
Total	$110,112,242	$2,185,806	$(480,687)	$111,817,361

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized losses on available-for-sale securities as of March 31, 2026, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$499,489	$29,377,653
Loss duration of greater than one year	356,582	11,010,858
Total	$856,071	$40,388,511
Unrealized losses on available-for-sale securities as of December 31, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$272,327	$24,149,316
Loss duration of greater than one year	208,360	5,471,407
Total	$480,687	$29,620,723
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
Fixed income securities as of March 31, 2026 have contractual maturities as follows:

Due within one year	$9,435,582
Due between one and five years	41,668,130
Due over five years	61,701,789
$112,805,501

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	March 31, 2026	December 31, 2025
Raw materials	$282,765,886	$280,645,041
Work-in-process	69,788,857	64,473,370
Finished goods	170,954,863	171,135,206
Total Inventory	$523,509,606	$516,253,617

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
common shares and participating securities based on their respective weighted average shares outstanding for the period. For a period of net loss, net loss is not allocated to participating securities.
The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Basic Earnings Per Share
Net Income Attributable to Gentex Corporation	$98,455,143	$94,874,045
Less: Dividends and undistributed earnings allocated to participating securities	1,561,473	1,340,760
Net Income available to common shareholders	$96,893,670	$93,533,285

Basic weighted average shares outstanding	211,453,867	223,522,686
Net Income per share - Basic	$0.46	$0.42

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$96,893,670	$93,533,285
Reallocation of undistributed earnings	10	163
Net Income available to common shareholders - Diluted	$96,893,680	$93,533,448

Number of shares used in basic computation	211,453,867	223,522,686
Additional weighted average dilutive common stock equivalents	1,873	39,035
Diluted weighted average shares outstanding	211,455,740	223,561,721

Net Income per share - Diluted	$0.46	$0.42

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,877,663	3,141,060

(7)    Stock-Based Compensation Plans
As of March 31, 2026, the Company had two equity incentive plans in effect, which include the Gentex Corporation 2019 Omnibus Incentive Plan ("2019 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
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
Readers should refer to Note 5 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2025, for additional information related to the Prior Plans.
The Company recognized total compensation expense for share-based payments of $10.4 million for the three months ended March 31, 2026, compared to $8.7 million for the three months ended March 31, 2025, respectively. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan
The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons' incentives and rewards for performance. Pursuant to the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of March 31, 2026, 13,241,091 share awards have been made under the Plan, resulting in 38,942,701 shares granted of the 45,000,000 total shares available to be issued under the Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,841,872	1.00	4,841,872
Restricted Stock	6,656,691	4.06	27,026,165
Performance Shares	1,742,528	4.06	7,074,664
Total	13,241,091		38,942,701
Employee Stock Options
Under the 2019 Omnibus Plan and the Employee Stock Option Plan, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of March 31, 2026, there was $3.3 million of unearned compensation cost associated with stock options granted under the 2019 Omnibus Incentive Plan and the Employee Stock Option Plan, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended March 31,
	2026	2025
Dividend Yield (1)	1.70%	1.62%
Expected volatility (2)	25.89%	25.60%
Risk-free interest rate (3)	3.92%	3.96%
Expected term of options (years) (4)	4.15	4.14
Weighted-avg. grant date fair value	$5.00	$5.35
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

Restricted Shares
Restricted shares awarded under the 2019 Omnibus Plan and the Second Restricted Stock Plan entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of March 31, 2026, the Company had unearned stock-based compensation of $54.1 million associated with the restricted stock grants issued under the 2019 Omnibus Plan and the Second Restricted Stock Plan. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants for the three months ended March 31, 2026 was $6.0 million, compared to $5.9 million for the three months ended March 31, 2025.
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
As of March 31, 2026, the Company had unearned stock-based compensation of $17.6 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants for the three months ended March 31, 2026 was $2.9 million, compared to $1.0 million for the three months ended March 31, 2025.
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants was $0.5 million during each of the three months ended March 31, 2026 and March 31, 2025.
Employee Stock Purchase Plan
The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of March 31, 2026, the Company has issued 804,112 shares under this plan.

(8)    Comprehensive Income (Loss)
Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income (loss)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
represents net income adjusted for unrealized gains and losses on available for sale investment securities, foreign currency translation adjustments, and derivative instruments.
The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended March 31,
	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$(310,305)	$(5,817,736)
Other comprehensive income (loss)	1,745,052	(345,230)
Net current-period change	1,745,052	(345,230)
Balance at end of period	1,434,747	(6,162,966)

Unrealized gains (losses) on available for sale securities:
Balance at beginning of period	1,347,044	(591,605)
Other comprehensive loss before reclassifications	(643,717)	(853,336)
Amounts reclassified from accumulated other comprehensive income (loss)	795	2,577,785
Net current-period change	(642,922)	1,724,449
Balance at end of period	704,122	1,132,844

Unrealized losses on derivatives:
Balance at beginning of period	(768,985)	—
Other comprehensive loss before reclassifications	(95,057)	—
Amounts reclassified from accumulated other comprehensive loss	(52,227)	—
Net current-period change	(147,284)	—
Balance at end of period	(916,269)	—

Accumulated other comprehensive income (loss), end of period	$1,222,600	$(5,030,122)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss		Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended March 31,
	2026	2025
Available for sale securities:
Realized loss on sale of securities	$(1,005)	$(3,263,019)	Other income (loss), net
Income tax effect	210	685,234	Provision for income taxes
Total net reclassifications for the period	$(795)	$(2,577,785)

Derivatives:
Realized gain on settlement of derivatives	$77,316	$—	Other income (loss), net
Income tax effect	(25,089)	—	Provision for income taxes
Total net reclassifications for the period	$52,227	$—

Total reclassifications for the period	$51,432	$(2,577,785)

(9)    Debt and Financing Arrangements
The Company has a credit agreement with PNC as the administrative agent and sole lender (the "Credit Agreement"), that provides for, among other things, a three-year unsecured revolving credit facility with a borrowing capacity of up to $350.0 million (the "Revolver"). Included in the Revolver is a $20.0 million sublimit for standby letters of credit and a $35.0 million sublimit for swingline loans, each subject to certain conditions. Funds are available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, but not limited to, acquisitions and common stock repurchases, subject in each case to compliance with certain financial covenants, as defined in the Credit Agreement. The maturity date of the Credit Agreement is October 1, 2028.
The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of March 31, 2026, there was no outstanding balance on the Revolver and the Company was in compliance with all covenants under the Credit Agreement.
The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 16), has a loan agreement with the shareholders of its joint venture in Onkyo Technology KK ("Onkyo"). The loan balance outstanding at March 31, 2026 was $3.8 million and is included in Short-term debt on the accompanying Unaudited Condensed Consolidated Balance Sheet, representing the portion of the loan payable to the joint venture partner. All amounts outstanding under the loan will mature and become payable on September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either a put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(10)    Equity
The decrease in common stock for the three months ended March 31, 2026, was primarily due to the repurchases of 3.3 million shares, partially offset by the issuance of 0.8 million shares of the Company’s common stock, net of

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cancellations, under the Company’s stock-based compensation plans. The total net decrease for the three months ended March 31, 2026, was 2.5 million shares.
The Company recorded a cash dividend of $0.120 per share during the first quarter of 2026, as compared to a cash dividend of $0.120 per share during the first quarter of 2025. The first quarter 2026 dividend of $25.6 million was declared on February 24, 2026, and was paid on April 22, 2026.

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
On April 1, 2025, the Company completed its acquisition of VOXX (see Note 16). In connection with the acquisition, VOXX as acquired, maintained responsibility for certain legal matters and royalty audits. These matters include legal proceedings in which VOXX was named a defendant prior to the acquisition date, as well as unasserted claims and other legal matters for which the underlying events or circumstances existed as of the acquisition date and for which a liability was required to be recognized under ASC 805, Business Combinations ("ASC 805"). As part of the purchase price allocation, pursuant to applicable guidance, the Company recorded provisional liabilities for these matters based on estimates of their fair values as of the acquisition date. The Company continues to monitor the status of any of the matters that remain unresolved. Any adjustments recognized after the measurement period, as a result of additional information becoming available or the resolution of these matters, will be reflected in earnings in the period in which the adjustment is identified.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. The impact of these decisions on the Company remains uncertain, including the potential for refunds of IEEPA tariffs previously paid, changes in tariff levels, and/or new tariffs. The ultimate availability, timing, and amount of any potential refunds of IEEPA tariffs remains highly uncertain and is subject to further legal, regulatory, and administrative developments. Consistent with applicable GAAP, the Company has not recognized any receivable and corresponding offset to expense or asset as of March 31, 2026 related to potential refunds of IEEPA tariffs since any realization of any such recovery is dependent on uncertain future events and the Company is unable to conclude that recovery is both probable and reasonably estimable as of March 31, 2026. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition, and results of operations. The Company is pursuing refunds as it determines appropriate.

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
The Company has identified nine distinct operating segments based on its products and internal organizational structure. These operating segments are disclosed by the Company under three reportable segments for financial reporting purposes, which are Automotive Products, Premium Audio Products, and Other. The Company's Automotive Products segment develops and manufactures digital vision and connected car products and electronics, including: interior and exterior electrochromic automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other automotive electronics. The Company's Premium Audio Products segment designs, manufactures, markets, and distributes high quality audio equipment created to deliver superior sound quality and performance, including premium loudspeakers, architectural speakers,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
commercial and cinema speakers, outdoor speakers, wireless and Bluetooth speakers, A/V receivers, home theater systems, soundbars, and music streaming systems. The Company's Other segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Nanofiber, Medical, Aftermarket, Consumer Electronics, and Biometrics, which do not meet quantitative thresholds for separate disclosure pursuant to ASC 280.
The segments share many common resources, infrastructures, and assets in the normal course of business. Thus, the Company does not report assets or capital expenditures by segment to the CODM.
The following table presents net sales and the significant expense categories for the three months ended March 31, 2026 and 2025 (which did not include VOXX), respectively, that are included in reportable segment operating profit, which are regularly provided to the CODM:

	Three Months Ended March 31,
	2026	2025
Net Sales:
Automotive Products	$580,805,912	$563,864,259
Premium Audio Products	51,870,961	—
Other	42,766,252	12,908,831
Total	$675,443,125	$576,773,090

Cost of Goods Sold:
Automotive Products	$387,550,094	$375,497,192
Premium Audio Products	32,335,194	—
Other	26,930,924	9,542,311
Total	$446,816,212	$385,039,503

Operating Expenses:
Automotive Products	$74,759,166	$71,076,825
Premium Audio Products	13,509,548	—
Other	16,698,280	7,669,656
Total	$104,966,994	$78,746,481

Depreciation and Amortization:
Automotive Products	$22,268,728	$23,466,283
Premium Audio Products	101,205	—
Other	1,328,762	813,403
Corporate	1,957,557	1,229,383
Total	$25,656,252	$25,509,069

Income (Loss) from Operations:
Automotive Products	$118,496,651	$117,290,242
Premium Audio Products	6,026,219	—
Other	(862,951)	(4,303,136)
Total	$123,659,919	$112,987,106

(13)    Income Taxes
The effective tax rate was 16.6% for the three months ended March 31, 2026, compared to an effective tax rate of 16.5% for the three months ended March 31, 2025. Generally, effective tax rates for these periods differ from statutory

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
federal income tax rates due to provisions for state and local income taxes, the foreign-derived deduction-eligible income tax deduction ("FDDEI"), and research and development tax credits.

(14)    Revenue
The following table shows the Company’s Automotive Products revenue, Premium Audio Products revenue and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the three months ended March 31, 2026 and 2025 (which did not include VOXX), respectively:

	Three Months Ended March 31,
Revenue	2026	2025
Automotive Products
U.S.	$188,221,394	$163,380,938
Japan	98,421,350	98,365,403
Germany	49,905,437	65,017,861
Korea	37,923,090	38,195,333
Mexico	50,097,366	47,648,876
China	30,196,481	40,954,400
Other	126,040,794	110,301,448
Total Automotive Products	$580,805,912	$563,864,259

Premium Audio Products
U.S.	$31,189,254	$—
Other	20,681,707	—
Total Premium Audio Products	$51,870,961	—

Other	42,766,252	12,908,831
Total Revenue	$675,443,125	$576,773,090
Revenue by geographic area may fluctuate based on many factors, including: exposure to local economic, political, and labor conditions; global supply chain constraints; unexpected changes in laws and regulations; unexpected changes in trade, monetary, or fiscal policy, including interest rates, foreign currency exchange rates, and changes in the rate of inflation in the U.S. and other foreign countries; labor strikes; armed conflicts and acts of terrorism and war; tariffs, quotas, customs and other import or export restrictions; and other trade barriers.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table disaggregates the Company’s Automotive, Premium Audio, and Other revenue by major source for the three months ended March 31, 2026 and 2025 (which did not include VOXX), respectively:

	Three Months Ended March 31,
Revenue	2026	2025
Automotive Products
Automotive Mirrors & Electronics	$552,738,020	$530,131,429
HomeLink Modules*	28,067,892	33,732,830
Total Automotive Products	$580,805,912	$563,864,259

Premium Audio Products
Premium Speaker Products	$34,565,247	$—
Premium Receiver Products	17,305,714	—
Total Premium Audio Products	$51,870,961	$—

Other
Fire Protection Products	$8,827,169	$6,717,770
Windows Products	8,334,400	4,890,986
Medical Products	353,616	386,835
Aftermarket Products	13,868,128	—
Consumer Electronic Products	8,361,761	—
Biometric Products	3,021,178	913,240
Total Other	$42,766,252	$12,908,831

Total Revenue	$675,443,125	$576,773,090
*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.
Sales Incentives
Sales incentives are offered to certain customers in the form of: (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606"). These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, either the most likely amount or expected value methods are utilized to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives also require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout. All costs associated with sales incentives are classified as a reduction of net sales. Although the Company makes its best estimate of such sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results. The balance of accrued sales incentives at March 31, 2026 and December 31, 2025 was $15.0 million and $19.1 million, respectively, and is included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

(15)    Leases
The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within Patents and other assets, net on the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 6 years. The weighted average

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
remaining lease term for operating leases as of March 31, 2026 was 2 years, with a weighted average discount rate of 4.6%.
Future minimum lease payments for operating leases as of March 31, 2026, were as follows:

Year ending December 31,

2026 (excluding the three months ended March 31, 2026)	$2,284,653
2027	2,291,990
2028	1,772,654
2029	712,586
2030	204,198
Thereafter	70,491
Total future minimum lease payments	7,336,572
Less imputed interest	(363,765)
Total	$6,972,807

Reported as of March 31, 2026

Accrued Liabilities	$3,366,764
Other Non-Current Liabilities	3,606,043
Total	$6,972,807

(16)    Acquisitions
BioConnect Inc.
On July 1, 2025, in the ordinary course of business, the Company completed its acquisition of BioConnect Inc. ("BioConnect"), for a purchase price of $13.0 million, subject to adjustment for working capital plus related transaction fees and expenses. BioConnect is a multi-modal biometric authentication platform provider for access control. The Company intends to utilize the acquisition to expand its reach in the biometric industry. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations ("ASC 805"), and accordingly, the results of operations and cash flows for BioConnect have been included in the Company's Unaudited Condensed Consolidated Financial Statements since July 1, 2025. BioConnect's results of operations are included within the Company's Biometrics operating segment, which is presented within its Other reportable segment.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following summarizes the preliminary allocation of the BioConnect purchase price based on the fair value of the assets acquired and liabilities assumed, as of July 1, 2025:

	July 1, 2025	Measurement Period Adjustments	July 1, 2025 (as adjusted)

Total Consideration:
Cash paid	$12,996,275	—	12,996,275
Less: cash acquired	(113,545)	—	(113,545)
Total transaction consideration, net	$12,882,730	$—	$12,882,730

Preliminary Allocation:
Assets acquired
Accounts receivable	$1,836,809	—	1,836,809
Inventory	1,176,471	—	1,176,471
Prepaid expenses and other current assets	111,143	—	111,143
Property, plant, and equipment	63,866	—	63,866
Trade names and trademarks	882,353	—	882,353
Developed technology	6,617,647	(1,102,941)	5,514,706
Customer relationships	1,764,706	—	1,764,706
Goodwill	3,399,491	429,743	3,829,234
Deferred tax asset	—	673,198	673,198
Total assets acquired, excluding cash	15,852,486	—	15,852,486

Liabilities assumed:
Accounts payable	603,234	—	603,234
Accrued expenses and other current liabilities	369,074	—	369,074
Other liabilities	1,997,448	—	1,997,448
Total liabilities assumed	2,969,756	—	2,969,756

Net assets acquired, excluding cash	$12,882,730	$—	$12,882,730
The purchase price allocation above is preliminary. The preliminary fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The Company is in the process of refining the valuation of acquired assets and assumed liabilities, including net working capital and intangible assets, and expects to finalize the purchase price allocation no later than one year after the acquisition date, which is July 1, 2026, in accordance with applicable guidance. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. The Company recorded net measurement period adjustments increasing goodwill $0.4 million during the fourth quarter of 2025, relating primarily to revised fair value estimates of developed technology and deferred tax assets. The goodwill recognized in this acquisition is primarily attributable to the assembled workforce and expected synergies from the integration of the acquired business. All of the goodwill acquired in connection with the BioConnect acquisition has been allocated to the Company's biometrics business. None of the goodwill from the BioConnect acquisition is deductible for tax purposes.
Net sales attributable to BioConnect in the Company's Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2026, were $2.4 million. Net income attributable to BioConnect for the three months ended March 31, 2026, was $0.4 million. There were no acquisition costs incurred during the three months ended March 31, 2026, or March 31, 2025, related to this acquisition.
VOXX International Corporation
On April 1, 2025 (the "Closing Date"), the Company completed its acquisition of VOXX pursuant to the previously announced Merger Agreement. Pursuant to the terms and conditions set forth in the Merger Agreement, the Company

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a purchase price of $7.50 per share, resulting in VOXX becoming a wholly owned subsidiary of Gentex as of the Closing Date. Cash consideration totaling $148.3 million was paid by the Company on the Closing Date, using cash on hand. The acquisition was accounted for under the acquisition method of accounting pursuant to ASC 805, and accordingly, the results of operations and cash flows for VOXX have been included in the Company's Unaudited Condensed Consolidated Financial Statements since the Closing Date.
Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment using the equity method of accounting, as the Company had the ability to exercise significant influence, but not control, over VOXX. The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. The Company previously recorded changes in fair value of the equity method investment in Investment (loss) income, net, each reporting period, and recorded a gain of $0.8 million during the three months ended March 31, 2025, in the accompanying Unaudited Condensed Consolidated Statements of Income related to VOXX. As a result, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.
VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock LLC ("EyeLock®"), a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion joint venture. This additional interest in BioCenturion was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both complement the Company's existing businesses and help the Company continue to expand in the consumer technology and connected home space. The Company has also gained all access to the EyeLock® iris biometric technology, which will provide further product applications in the Gentex automotive, aerospace, and medical markets.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed, as of the Closing Date. The fair value of the Class A Common Stock acquired through this step acquisition is included in the totals presented below:

	April 1, 2025	Measurement Period Adjustments	April 1, 2025 (as adjusted)

Total Consideration:
Cash paid	$148,256,998	$—	$148,256,998
Less: cash acquired	(9,077,136)	—	(9,077,136)
Total cash paid, net	139,179,862	—	139,179,862
Fair value of previously held investment in VOXX	48,478,560	—	48,478,560
Total transaction consideration, net	$187,658,422	$—	$187,658,422

Allocation:
Assets acquired
Accounts receivable	$56,719,726	$—	$56,719,726
Inventory	96,718,000	—	96,718,000
Prepaid expenses and other current assets	20,294,973	136,567	20,431,540
Income tax recoverable	5,243,038	(962,335)	4,280,703
Property, plant, and equipment	44,977,000	—	44,977,000
Equity investment	19,000,000	—	19,000,000
Deferred tax asset	32,537,099	136,599	32,673,698
Goodwill	—	16,478,978	16,478,978
Operating lease, right of use assets	5,404,163	—	5,404,163
Other assets	3,445,075	—	3,445,075
Total assets acquired, excluding cash	284,339,074	15,789,809	300,128,883

Liabilities assumed:
Accounts payable	31,347,556	(251,301)	31,096,255
Accrued expenses and other current liabilities	51,772,746	15,663,297	67,436,043
Income taxes payable	684,033	377,813	1,061,846
Debt	3,909,290	—	3,909,290
Other tax liabilities	791,593	—	791,593
Operating lease liabilities	3,435,604	—	3,435,604
Other liabilities	1,260,830	—	1,260,830
Total liabilities assumed	93,201,652	15,789,809	108,991,461

Redeemable and non-redeemable non-controlling interests in consolidated subsidiaries	3,479,000	—	3,479,000

Net assets acquired, excluding cash	$187,658,422	$—	$187,658,422
The fair values of the assets acquired were estimated with the assistance of a third-party valuation expert. The Company recorded net measurement period adjustments totaling $16.5 million during 2025, and during the first quarter of 2026, relating primarily to the revised fair value estimates of liabilities for certain legal and contractual contingencies, employee compensation, royalties payable, and income taxes. The goodwill recognized in this acquisition was attributable to the assembled workforce, expected synergies, and expanded market opportunities, none of which qualify for recognition as a separate intangible asset. All of the goodwill acquired in connection with the VOXX acquisition has been allocated to the Company's Premium Audio Products business. $2.9 million of the goodwill recognized in the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
VOXX acquisition is deductible for tax purposes.
Net sales attributable to VOXX in the Company's Unaudited Condensed Consolidated Statement of Income for the three months ended March 31, 2026 were $88.6 million. The net income attributable to VOXX for the three months ended March 31, 2026 was $4.6 million. During the three months ended March 31, 2025, the Company incurred $879,467 in acquisition costs related to the VOXX acquisition, which has been expensed as incurred in the "Selling, general & administrative" section of its Unaudited Condensed Consolidated Statement of Income. No additional acquisition costs were incurred during the three months ended March 31, 2026, related to this acquisition. VOXX's results of operations are included in the Consolidated Financial Statements of the Company within the Automotive, Premium Audio, Aftermarket, Consumer Electronics, and Biometrics operating segments. The Aftermarket, Consumer Electronics, and Biometrics operating segments are presented within the Company's Other reportable segment.
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
The Onkyo non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Unaudited Condensed Consolidated Balance Sheet as the exercise of the put option is not within VOXX’s control. The following table provides the rollforward of the redeemable non-controlling interest for the three months ended March 31, 2026:

Redeemable Non-controlling Interest
Balance at January 1, 2026	$3,102,213
Net loss attributable to non-controlling interest	(34,084)
Comprehensive income attributable to non-controlling interest	424,415
Foreign currency translation	(471,054)
Balance at March 31, 2026	3,021,490
As of April 1, 2025, the net assets acquired in the VOXX transaction also included VOXX's non-redeemable non-controlling interest in its EyeLock® subsidiary. On August 18, 2025, the Company acquired the remaining equity interests in EyeLock® from its minority owners for cash consideration totaling $0.1 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:
FIRST QUARTER 2026 VERSUS FIRST QUARTER 2025
Net Sales. Consolidated net sales for the first quarter of 2026 increased by $98.7 million or 17%, when compared with the first quarter of 2025, which did not include VOXX. VOXX, one hundred percent of which was acquired on April 1, 2025, contributed $88.6 million of revenue for the first quarter of 2026. Core Gentex revenue (excluding VOXX) was $586.8 million in the first quarter of 2026, representing a 2% quarter over quarter increase, despite global light vehicle production that was down approximately 3% compared to the first quarter of 2025.
Core Gentex Automotive net sales (excluding VOXX) for the first quarter of 2026 were $566.2 million, an increase compared with automotive net sales of $563.9 million in the first quarter of 2025, despite the quarter over quarter decline in global light vehicle production and 6% decrease in total mirror unit shipments in the first quarter of 2026, compared to the first quarter of 2025.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
North American Interior Mirrors	2,272	2,249	1%
North American Exterior Mirrors	1,401	1,370	2%
Total North American Mirror Units	3,673	3,619	1%

International Interior Mirrors	4,509	5,140	(12)%
International Exterior Mirrors	2,671	2,783	(4)%
Total International Mirror Units	7,180	7,923	(9)%

Total Interior Mirrors	6,781	7,389	(8)%
Total Exterior Mirrors	4,072	4,153	(2)%
Total Auto-Dimming Mirror Units	10,853	11,542	(6)%
Note: Percent change and amounts may not total due to rounding.
Core Gentex Other net sales (excluding VOXX) were $20.5 million in the first quarter of 2026, compared to $12.9 million in the first quarter of 2025, an increase of 59%. Other net sales for the first quarter of 2026 included security and access control sales of $3.0 million, an increase of $2.1 million over the first quarter of 2025, primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Dimmable aircraft window sales increased during the first quarter of 2026 to $8.3 million, compared to $4.9 million in the same quarter of last year. Fire protection sales were $8.8 million in the first quarter of 2026, compared to $6.7 million in the same quarter of last year.
Cost of Goods Sold. For the first quarter of 2026, the Company's consolidated gross margin was 33.8% compared to 33.2% in the same quarter last year, which did not include VOXX. The quarter over quarter increase in the gross margin resulted primarily from operational efficiencies and improved product mix, which was partially offset by tariff related costs and commodity price increases. The core Gentex gross margin (excluding VOXX) was 34.0% in the first quarter of 2026, representing an 80 basis-point increase compared to the first quarter of 2025, which did not include VOXX.
Operating Expenses. Consolidated operating expenses were $105.0 million in the first quarter of 2026, compared to $78.7 million in the first quarter of 2025, which did not include VOXX. The increase was primarily due to the VOXX acquisition, which accounted for $23.2 million of the increase. Consolidated operating expenses for the quarter were also impacted by intangible asset impairment charges of $2.8 million related to In-Process R&D previously acquired by the Company. On a non-GAAP basis, core Gentex adjusted operating expenses were $78.3 million in the first quarter of 2026, compared to $75.0 million in the first quarter of 2025, when excluding the impact of intangible asset impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.

Engineering, research and development expenses for the first quarter of 2026 increased by $5.7 million, when compared with the first quarter of 2025, primarily due to the VOXX acquisition, as well as staffing and engineering related professional fees.
Selling, general and administrative ("S, G & A") expenses increased by $19.9 million for the first quarter of 2026, compared to the first quarter of 2025, primarily due to the VOXX acquisition. S, G & A expenses were approximately 7% of net sales in the first quarter of 2026, compared to 5% in the first quarter of 2025, which did not include VOXX.
Other (Loss) Income, Net. Total Other loss, net for the first quarter of 2026 was $5.6 million, when compared with total Other income, net, of $0.6 million for the first quarter of 2025. The quarter over quarter decline was driven by lower investment income, as well as an impairment charge of $2.7 million related to one of the Company's technology investments and an increase in credit loss reserves related to loans receivable of $2.2 million during the first quarter of 2026.
Provision for Income Taxes. The effective tax rate was 16.6% for, and an income tax expense of $19.6 million was recorded in, the first quarter of 2026, compared to an effective tax rate of 16.5% for, and an income tax expense of $18.8 million recorded in, the same quarter of 2025. Generally, effective tax rates for the Company differ from statutory federal income tax rates due to provisions for state and local income taxes, the FDDEI deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Consolidated net income attributable to Gentex for the first quarter of 2026 was $98.5 million, an increase of 4% compared to net income attributable to Gentex of $94.9 million in the first quarter of 2025, which did not include VOXX. The quarter over quarter increase in net income for the first quarter of 2026 was due to higher sales and income from operations compared to the same quarter last year. Non-GAAP consolidated net income attributable to Gentex was $103.7 million in the first quarter of 2026, compared to $98.0 million in the first quarter of 2025 (which did not include VOXX), when adjusting for the impact of impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.
Earnings Per Share Attributable to Gentex Corporation. The Company had consolidated earnings per diluted share attributable to Gentex for the first quarter of 2026 of $0.46, which compared to earnings per diluted share of $0.42 for the first quarter of 2025, which did not include VOXX. Earnings per diluted share were also positively impacted by the increase in sales and improved profitability of the Company, partially offset by other losses incurred in the first quarter of 2026. On a non-GAAP basis, consolidated adjusted earnings per diluted share attributable to Gentex were $0.48 for the first quarter of 2026, compared to $0.43 for the first quarter of 2025 (which did not include VOXX), excluding the impact of impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.
The Company has not recognized any potential refund of IEEPA tariffs in its first quarter financial results. The Company remains in the process of assessing the impact of the invalidation of IEEPA tariffs by the U.S. Supreme Court. As of March 31, 2026, the Company estimates that approximately $15 million of IEEPA tariff costs have been capitalized in inventory, which have not yet been expensed as of that date. Since the inception of the IEEPA tariffs, the Company (including VOXX) has directly paid a cumulative total of approximately $42 million (excluding amounts paid indirectly through suppliers), partially offset by approximately $5 million of costs recovered from customers. While the Company is pursuing refunds as it determines appropriate, the availability, amount, and timing of any potential refunds remains highly uncertain and subject to further legal, regulatory, and administrative developments. As such, the Company is unable to conclude any recovery is probable and reasonably estimable as of March 26, 2026.
NON-GAAP FINANCIAL MEASURES:
Financial information for the three months ended March 31, 2026 is provided in accordance with Generally Accepted Accounting Principles ("GAAP"). In addition, the Company believes that it is useful for the three months ended March 31, 2026 to provide certain non-GAAP measures, including Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Other (Loss) Income, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share, with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" table below. This non-GAAP financial information allows investors to evaluate current performance in the Company's core business in relation to historical performance by excluding the impact of certain impairment charges, acquisition related costs, and severance costs set forth in the table below.
The Company believes that the presentation of these non-GAAP financial measures provides insight into the Company's core performance and trends with respect to the same. Management of the Company similarly uses such non-GAAP financial measures in assessing the business internally. A reconciliation of Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Other (Loss) Income, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share to the most directly comparable GAAP measures is provided in the "Reconciliation of non-GAAP Measures" tables below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures.

All non-GAAP financial measures are subject to inherent limitations because not all of the expenses required by GAAP are included.

Reconciliation of Non-GAAP Measures
			(Unaudited)
	Supplemental Information		Three Months Ended March 31,
	Gentex	VOXX	Consolidated 2026	Consolidated 2025

Operating Expenses - GAAP	$81,802,062	$23,164,932	$104,966,994	$78,746,481
Less:
Impairment Charge - Intangible Assets	2,800,000	—	2,800,000	—
Acquisition Related Costs	—	—	—	879,467
Severance Costs	689,341	33,200	722,541	2,889,112
Adjusted Operating Expenses - (Non-GAAP)	$78,312,721	$23,131,732	$101,444,453	$74,977,902

Income from Operations - GAAP	$117,917,632	$5,742,287	$123,659,919	$112,987,106
Less:
Impairment Charge - Intangible Assets	2,800,000	—	2,800,000	—
Acquisition Related Costs	—	—	—	879,467
Severance Costs	689,341	33,200	722,541	2,889,112
Adjusted Income from Operations - (Non-GAAP)	$121,406,973	$5,775,487	$127,182,460	$116,755,685

Other (Loss) Income - GAAP	$(6,049,584)	$437,227	$(5,612,357)	$640,476
Less:
Impairment Charge - Technology Investment	(2,739,466)	—	(2,739,466)	—
Adjusted Other (Loss) Income - (Non-GAAP)	$(3,310,118)	$437,227	$(2,872,891)	$640,476

Adjusted Net Income and Adjusted Earnings per Share: Adjusted Net Income Attributable to Gentex Corporation and Adjusted Earnings per Share are also presented as supplemental measures of the Company's performance for the same reasons set forth above. Adjusted Net Income is defined as Net Income adjusted for impairment charges, acquisition related costs and severance costs during the first quarter of 2026 and 2025. Adjusted Earnings per Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.

Reconciliation of Non-GAAP Measures (continued)
			(Unaudited)
			Three Months Ended March 31,
	Gentex	VOXX	Consolidated 2026	Consolidated 2025

Net Income Attributable to Gentex Corporation - GAAP	$93,818,074	$4,637,069	$98,455,143	$94,874,045
Impairment Charges - Intangible Assets, net of tax	2,335,200	—	2,335,200	—
Acquisition Related Costs, net of tax	—	—	—	734,355
Severance Costs, net of tax	574,910	27,689	602,599	2,412,409
Impairment Charges - Technology Investment, net of tax	2,284,715	—	2,284,715	—
Adjusted Net Income Attributable to Gentex Corporation - (Non-GAAP)	$99,012,899	$4,664,758	$103,677,657	$98,020,809

Adjusted Earnings Per Share:
Basic	$0.46	$0.02	$0.48	$0.43
Diluted	$0.46	$0.02	$0.48	$0.43

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of March 31, 2026 were $164.8 million, an increase of $19.1 million, compared to $145.6 million as of December 31, 2025. The increase was primarily due to cash flows from operations, including increases in accounts payable and accrued liabilities, offset by cash outflows related to share repurchases, dividend payments, capital expenditures, and investment purchases during the three months ended March 31, 2026.
Short-term investments as of March 31, 2026 were $10.3 million, an increase from $5.4 million as of December 31, 2025, and long-term investments were $270.1 million as of March 31, 2026, down from $273.0 million as of December 31, 2025.
Accounts receivable as of March 31, 2026 increased approximately $51.0 million compared to December 31, 2025, primarily due to the timing of customer payments during the three months ended March 31, 2026.
Inventories as of March 31, 2026 were $523.5 million, compared to $516.3 million as of December 31, 2025, primarily due to an increase in work-in-process inventory at March 31, 2026.
Accounts payable as of March 31, 2026 increased approximately $27.7 million to $276.6 million, compared to December 31, 2025, primarily driven by timing of payments within the period.
Accrued liabilities as of March 31, 2026 increased approximately $29.3 million compared to December 31, 2025, primarily due to an increase in income taxes payable.
Cash flow from operating activities for the three months ended March 31, 2026 decreased $11.4 million to $137.1 million, compared with $148.5 million during the same period last year, primarily due to changes in working capital.
Capital expenditures for the three months ended March 31, 2026 were approximately $17.0 million, compared with approximately $36.7 million for the same period last year. The decrease was primarily due to the timing of completion and commencement of projects, including the completion of the Gentex Discovery Preschool in 2025, as further described below.
The Company believes its existing and planned facilities are currently suitable, adequate, and have the capacity required for current and near-term planned business. Nevertheless, the Company continues to evaluate longer term facility needs.
During the fourth quarter of 2025, the Company completed construction of the previously announced Gentex Discovery Preschool, an on-site daycare and preschool designed to provide Company employees with convenient, cost-effective access to quality childcare. The total cost of the building project was approximately $20 million and was funded with cash on hand.
The Company estimates that it currently has building capacity to manufacture approximately 42 - 45 million interior automatic-dimming mirror units annually, and approximately 19 - 22 million exterior mirror units annually, based on current product mix. The Company also evaluates equipment capacity on an ongoing basis and adds equipment as needed.
Management considers the current working capital and long-term investments, in addition to internally generated cash flow, its Credit Agreement, and credit worthiness, to be sufficient to cover anticipated cash needs for the foreseeable future considering its contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	March 31, 2026	December 31, 2025
Working Capital	$763,613,741	$740,891,499
Fixed Income Long-Term Investments	103,369,919	108,145,410
Total	$866,983,660	$849,036,909
The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three months ended March 31, 2026, the Company repurchased 3,252,696 shares. The Company had 32,747,032 shares remaining available for repurchase under the plan as of March 31, 2026, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE
For the first quarter of 2026, the Company reported net sales of $675.4 million, compared to net sales of $576.8 million in the first quarter of 2025 (which did not include VOXX), a 17% increase quarter over quarter. Core Gentex revenue (excluding VOXX) for the first quarter of 2026 increased 2% versus the first quarter of 2025, despite a global decline in light vehicle production of approximately 3% in the first quarter of 2026, compared to the first quarter of 2025.
During the three months ended March 31, 2026, over 65% of the Company's mirror launches were interior and exterior auto-dimming mirrors with advanced electronic features, with HomeLink® and Full Display Mirror®, ("FDM") as the primary drivers of growth.
PRODUCT UPDATE
Mirror Systems
In 2024, the United Nations Economic Commission (UN ECE) established a working group (Task Force Glare Protection) on the subject of glare in road traffic. The Task Force Glare Protection will investigate the burden and danger of road glare from vehicle headlamps and initiate necessary measures. The Company believes its auto-dimming mirror products can be a solution for necessary measures initiated by this UN ECE task force.
Camera Systems
The Company's FDM began production in 2015. Current automotive design trends are yielding vehicles with small rear windows that are often further obstructed by headrests, passengers, and roof support pillars, which can significantly hinder the mirror’s rearward view. The Company's FDM is an intelligent rear vision system that uses a custom, internally or externally mounted video camera and mirror-integrated video display to optimize a vehicle driver’s rearward view. This rear vision system consists of a hybrid FDM that offers bi-modal functionality. In mirror mode, the product functions as an auto-dimming rearview mirror which means that during nighttime driving, digital light sensors talk to one another via a microprocessor to automatically darken the mirror when glare is detected. With the flip of a switch, the mirror enters display mode, and a clear, bright display appears through the mirror’s reflective surface, providing a wide, unobstructed rearward view. The bi-modality of the FDM is essential, because in the event of any failure of the camera or display, the product is able to function as a mirror, which meets long-standing safety requirements in the automotive industry. In addition, the driver has the ability to switch between modes to accommodate usage preferences for various weather conditions, lighting conditions, and driving tasks. FDM remained a leading performer for the Company for the first quarter of 2026.
To enhance capability and usability of the FDM, the Company previously introduced its three-camera rear vision system that streams rear video in multiple composite views to its FDM. The Company believes it is the industry’s first practical and comprehensive rear vision solution designed to meet automaker, driver, safety, and regulatory requirements. The Company's rear vision system, known generally as a camera monitoring system ("CMS"), uses three cameras to provide a comprehensive view of the sides and rear of the vehicle. The side-view cameras are discretely housed in downsized, automatic-dimming exterior mirrors. Their video feeds are combined with that of a roof-mounted or rear window-based camera and stitched together into multiple composite views, which are streamed to the driver using the FDM. During any failures due to weather conditions or otherwise that disrupt the digital view, drivers can still safely use the interior and exterior mirrors. The system also supports user preference by permitting drivers to use standard mirror views, camera views, or both. The system can also be tuned to meet the various regulatory field-of-view requirements around the world by using different types of flat and curved glass, combined with simple alterations to the video viewing modes. Downsized exterior mirrors provide automakers with significant weight savings and fuel efficiency improvements. To further enhance safety, the Company's CMS solution can also work in conjunction with a vehicle’s side blind zone warning system. When a trailing vehicle enters a side blind zone, a warning indicator illuminates in both the interior and exterior mirrors, while the corresponding side-view video feed appears in the display until the vehicle passes. CMS solutions also helped drive revenue growth in the first quarter of 2026, compared to the first quarter of 2025, with CMS product shipping to Rivian, Volvo, and Polestar. The Company expects to begin shipping CMS products to additional OEM customers in the second and third quarters of 2026.
The Company began shipping FDM with Digital Video Recording ("DVR") capability in 2020. This mirror and system launched in the Japan market and combines the superior functionality of the FDM with the added capability to record video from the rearward facing and forward-facing cameras simultaneously. In 2025, the Company introduced its next-generation FDM, which incorporates the Company’s Dynamic View Assist, a series of dynamic viewing modes that can enhance driving safety and make using a digital mirror feel more natural. By utilizing a higher resolution imager, the FDM can automatically expand the mirror’s digital view, digitally tilt downward, while reversing, and can display picture in picture functions.
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
Connected Car
The Company's HomeLink® products are the auto industry's most widely used and trusted car-to-home communication system. The system consists of two or three in-vehicle buttons that can be programmed to operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices. In 2017, the Company demonstrated the next generation of HomeLink®, commonly referred to as HomeLink Connect®, a smartphone app that uses both RF and wireless cloud-based connectivity to deliver complete vehicle-to-home automation. With HomeLink Connect®, a HomeLink® button press communicates with the HomeLink Connect® app on the user’s smartphone. The app contains predefined, user-programmed actions, from single device operations to entire home automation scenes. The app, in turn, communicates to the home’s smart hub over the cloud, activating the appropriate devices, including security systems, door locks, thermostats, lighting, and other home automation devices, providing comprehensive vehicle-to-home automation. The ability to prepare the home for arrival or departure can occur with one button press. For automakers, this functionality allows them to offer customizable, yet proven solutions without the engineering efforts or security concerns associated with integrating third party software into the vehicle’s computer network. In 2021, the Company announced Volkswagen as the first automaker to offer Bluetooth® enabled mirror for home automation that works in conjunction with HomeLink Connect®.
In 2016, the Company announced a partnership with TransCore to provide automobile manufacturers with a vehicle-integrated tolling solution that enables motorists to drive on nearly all U.S. toll roads without a traditional toll tag on the windshield. The interior mirror is the optimal location for a vehicle-integrated toll transponder, and it eliminates the need to affix multiple toll tags to the windshield and helps automakers seamlessly integrate toll collection into the car. The Company's Integrated Toll Module® or ITM® simplifies and expedites local, regional, and national travel and provides transportation agencies with an interoperability solution without costly infrastructure changes to the thousands of miles of toll lanes throughout North America. Currently, the Company is shipping ITM® on 11 Audi platforms, as well as on the Mercedes EQS model. In 2020, the Company was honored with an Automotive News PACE Award for its ITM® product, which recognizes automotive suppliers for superior innovation, technological advancement, and business performance.
Further, the Company previously announced an embedded biometric solution for vehicles that leverages iris scanning technology to create a secure environment in the vehicle. There are many use cases for authentication, which range from vehicle security to start functionality to personalization of mirrors, music, seat location, and temperature, to the ability to control transactions not only for the ITM® system, but also the ride sharing car of the future. The Company believes iris recognition is among the most secure forms of biometric identification, with a false acceptance rate as low as one in 10 million, far superior to facial, voice, and other current biometric systems. The Company's future plans include integrating biometric authentication with many of its other electronic features, including HomeLink® and HomeLink Connect®. The biometric system will allow HomeLink® to provide added security and convenience for multiple drivers by activating the unique home automation presets of different authorized users.
Dimmable Aircraft Windows
The Company continues to manufacture and sell variable dimmable windows for the passenger compartment on the Boeing 787 Dreamliner series of aircraft. The Company continues to work with other aircraft manufacturers that have an interest in this technology regarding potential additional programs. The Company also previously announced that its latest generation of dimmable aircraft windows would be offered as optional content on the Boeing 777X aircraft. In 2019, the first production shipments of variably dimmable windows were made to Boeing for the 777X program. As also previously announced, Airbus is now offering, as optional content, the Company's dimmable aircraft windows on its aircraft, with production having begun in 2021.
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
Biometric Products
In 2024, the Company acquired GalvanEyes, LLC, which is the managing partner and 50% owner of the BioCenturion joint venture with Eyelock, a majority-owned subsidiary of VOXX. BioCenturion specializes in creating and deploying authentication solutions to help clients secure their worlds, optimize their workloads, and organize their data through customized biometric solutions. BioCenturion's significant IP portfolio, including more than 100 patents granted, patents pending, and proprietary technology enables a high-speed, convenient, touchless, contactless, frictionless, and secure authentication of individuals across different business verticals. With the acquisition of VOXX on April 1, 2025, which included its majority-owned subsidiary EyeLock®, and the subsequent acquisition of the remaining interest in EyeLock® in August 2025, the Company now owns 100% of BioCenturion. These acquisitions have also enabled the Company to gain full access to the EyeLock® iris biometric technology, which will provide more product applications in the Company's automotive, aerospace, and medical markets. In July 2025, the Company acquired BioConnect, a multi-modal biometric authentication platform provider for physical and digital access control, serving a number of industries. The Company intends to utilize this acquisition to further expand its reach in the biometric space.
Fire Protection
During 2025, the Company began shipments of its PLACE product line. PLACE is a suite of advanced, multi-functional smoke and carbon monoxide alarms designed to elevate home safety, comfort, and security through room-specific intelligence. The system is managed via an intuitive mobile app and features an industry-first low-frequency sounder, engineered to improve alarm effectiveness for deep sleepers, children, and individuals with hearing impairments. It also aligns with emerging safety standards, including updated residential codes adopted in states like California.
Premium Audio Products
With the acquisition of VOXX on April 1, 2025, the Company made strategic additions to its portfolio of products, as VOXX's product lines both complement the Company's existing businesses and will help the Company continue to expand in the consumer technology and connected home space. During the first quarter of 2026, the teams at Klipsch, Onkyo, and Integra launched premium audio products that were showcased at CES in January of 2026, including the The Fives®, The Sevens®, and The Nines® powered speaker products.
OTHER
Automotive revenues represented approximately 86% of the Company's total revenue during the three months ended March 31, 2026, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and other automotive electronics.
The Company has been, is being, and will continue to be impacted by tariffs, trade regulatory actions, and changes in international trade policies as further explained below.
The Company continues to experience pricing pressure from automotive customers and competitors, in addition to tariff increases, raw material cost increases, labor cost increases, and logistics cost increases, which will continue to cause downward pressure on its sales and profit margins. The Company works continuously to offset these tariff costs, supply chain issues, and inflationary pressures with engineering and purchasing cost reductions, productivity improvements, increases in unit sales volume, and negotiations with customers to reduce the impact of the same, but there is no assurance the Company will be successful in doing so in the future.
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
The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices, electronics, and other features that it offers for the automotive, premium audio, fire protection, aerospace, medical, consumer electronics, and access and control, and biometrics industries. Claims of patent infringement, however, can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize the risk of infringement.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Unaudited Condensed Consolidated Financial Statements.

OUTLOOK
The Company’s light vehicle production forecast for the second quarter of 2026 and full years 2026 and 2027 are based on the mid-April 2026 S&P Global Mobility outlook for North America, Europe, Japan/Korea, and China (see table below). Based on the S&P Global mobility forecast, global light vehicle production for the second quarter of 2026 is expected to decline 2% versus the second quarter of 2025, while light vehicle production in the Company's primary markets is expected to be down over 3% quarter over quarter. Full-year 2026 production in the Company's primary markets is also expected to decline 2% year over year based on the S&P Global mobility forecast. Forecasted light vehicle production volumes from S&P Global Mobility for the second quarter of 2026 and calendar years 2026 and 2027 are shown below:

Light Vehicle Production (per S&P Global Mobility mid-April light vehicle production forecast)
(in Millions)
Region	Q2 2026	Q2 2025	% Change	Calendar Year 2027	Calendar Year 2026	Calendar Year 2025	2027 vs 2026 % Change	2026 vs 2025 % Change
North America	3.81	3.95	(4)%	15.30	14.96	15.27	2%	(2)%
Europe	4.31	4.47	(4)%	16.87	16.75	17.05	1%	(2)%
Japan and Korea	2.95	3.02	(2)%	11.57	11.82	12.07	(2)%	(2)%
China	7.73	7.76	—%	32.46	32.34	33.10	—%	(2)%
Total Light Vehicle Production	18.80	19.20	(2)%	76.20	75.87	77.49	—%	(2)%

Based on the updated light vehicle production forecast and actual results for the first three months of 2026, as well as the Company’s estimates for premium audio, aerospace, medical, fire protection, and consumer electronic products, the Company has made certain changes to its full-year 2026 guidance. This most recent guidance reflects the anticipated impact of all known tariffs effective as of April 24, 2026.
2026 Annual Guidance (as of April 24, 2026)
•Consolidated Revenue: $2.65 – $2.75 billion (previously: $2.60 – $2.70 billion)
•Gross Margin: 34% – 35% (no change)
•Operating Expenses (excluding severance and impairments): $410 – $420 million (no change)
•Tax Rate: 16% – 18% (no change)
•Capital Expenditures: $125 – $140 million (no change)
•Depreciation & Amortization: $100 – $110 million (no change)
Based on the mid‑April 2026 S&P Global Mobility light‑vehicle production outlook and the Company’s estimates for premium audio, aerospace, medical, fire protection, and consumer electronics products, the Company continues to expect calendar‑year 2027 revenue to range between $2.80 billion and $2.90 billion.
Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of tariffs already in place, and potential additional future tariffs, trade restrictions, and retaliatory measures; the war in Iran; the Ukraine-Russia war; the Israel-Hamas war; light vehicle production levels; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates, especially in Europe, Asia and North America; OEM strategies and cost pressures; supply chain constraints: customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and will further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.
In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of March 31, 2026, the Company had 32.7 million shares remaining available for repurchase under the previously announced share repurchase plan.

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
The Company has identified critical accounting policies used in determining estimates and assumptions in the amounts reported in its Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, changes in interest rates, commodity price risk, and foreign currency exchange rates. For the quarter ended March 31, 2026, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2025 are set forth herein.
Interest Rate Risk
Fluctuating interest rates and securities prices could negatively impact the Company's financial performance as a result of realized losses on the sale of fixed income investments and/or realized losses due to an impairment adjustment on investment securities. The Company is exposed to interest rate risk primarily through its available-for-sale security portfolio, which consists mainly of investment-grade debt securities. Changes in interest rates may affect the fair value of these investments. Though the Company does have a short-term borrowing, such debt bears interest at a fixed rate. As such, changes in market interest rates will not materially affect any such interest expense. The Company did not have an outstanding balance related to its revolving credit facility at March 31, 2026, or December 31, 2025. Management does not believe that interest rate risk at the current time has a material impact on the Company’s financial condition, results of operations, or cash flows.
Commodity Price Risk
In the ordinary course of business, the Company has exposure to commodity price fluctuations related to the purchases of certain materials used in its manufacturing operations. Such materials used in manufacturing operations are increasing in price based on competitive market conditions. To the extent that the Company has established pricing terms with customers through contracts or similar arrangements, the ability to increase prices of its products to offset the increased costs of materials is limited. The Company does not currently enter into derivative financial instruments associated with commodities.
Foreign Currency Exchange Rates
A portion of the Company's operations consist of activities outside of the U.S. As a result, the Company has currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of international financial results into the U.S. dollar. A substantial majority of the Company's operations and investment activities are transacted in the U.S. and in U.S. dollars. Less than 10% of Company revenues for the three months ended March 31, 2026, and 2025, were earned in non-U.S. dollar denominated currencies. As of March 31, 2026, the Company has no outstanding foreign currency forward contracts entered into to manage exposure to U.S. dollar-denominated transactions for risk management purposes. Management does not believe that foreign currency exchange rate risk, including the use of such forward contracts, currently has a material impact on the Company’s financial condition, results of operations, or cash flows.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Unaudited Condensed Consolidated Financial Statements.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This quarterly report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” "likely", “may,” “opinion,” “optimistic,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” "work to," and variations of such words and similar expressions. Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control, and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general industry or regional market conditions, including the impact of inflation; changes in consumer and customer preferences for our products (such as cameras replacing mirrors and/or autonomous driving); our ability to be awarded new business; continued uncertainty in pricing negotiations with customers and suppliers; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestiture of customer brands; fluctuation in vehicle production schedules (including the impact of customer employee strikes); changes in product mix; raw material and other supply shortages; labor shortages, supply chain constraints, and disruptions; our dependence on information systems; higher raw material, fuel, energy and other costs; unfavorable fluctuations in currencies or interest rates in the regions in which we operate; costs or difficulties related to the integration and/or ability to maximize the value of any new or acquired technologies and businesses; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or infringement claims; changes in tax laws; import and export duty and tariff rates and uncertainties in or with the countries with which we conduct business; negative impact of any governmental investigations and associated litigation, including securities litigation relating to the conduct of our business; and force majeure events. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.
The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s latest Form 10-K and Form 10-Q filed with the SEC, which risks and uncertainties include tariffs and supply chain constraints that have affected, are affecting, and will continue to affect, general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates. Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of April 16, 2026 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding legal proceedings appears in Part I – Item 3, Legal Proceedings, of the Company’s report on Form 10-K for the fiscal year ended December 31, 2025.

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2025, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the first three months of 2026, the Company repurchased 3.3 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 3,252,696 shares during the first three months of 2026, the Company had 32,747,032 shares remaining under the plan as of March 31, 2026.

The following is a summary of share repurchase activity during each month of the three-month period ended March 31, 2026:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2026	—	$—	—	35,862,308
February 2026	212,421	$24.42	75,001	35,787,307
March 2026	3,040,275	$21.85	3,040,275	32,747,032
1st Quarter 2026 Total	3,252,696	$22.01	3,115,276

2026 Total	3,252,696		3,115,276	32,747,032
(1) In the first quarter of 2026, the Company acquired 137,420 shares of common stock withheld for settlement of payroll taxes related to stock-based compensation awards that vested during the quarter for eligible employees. These shares were acquired at an average price of $24.89 per share for a total purchase price of $3.4 million.

As of March 31, 2026, the Company has repurchased 179,390,116 shares at a total cost of $3,343,432,285 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	May 6, 2026	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	May 6, 2026	/s/ Kevin C. Nash
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