Form 10-Q
period 2026-06-30
GENTEX CORP
filed 2026-08-04
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, July 24, 2026
Common Stock, $.06 Par Value	210,683,331

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Six Months Ended June 30, 2026
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2026 and December 31, 2025

	June 30, 2026 (Unaudited)	December 31, 2025 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$233,444,229	$145,645,715
Short-term investments	9,366,704	5,386,566
Accounts receivable, net	386,338,964	368,517,569
Inventories, net	518,950,411	516,253,617
Prepaid expenses and other	82,831,174	92,631,001
Total current assets	1,230,931,482	1,128,434,468

PLANT AND EQUIPMENT—NET	780,173,903	790,935,378

OTHER ASSETS
Goodwill	360,849,822	357,211,919
Long-term investments	238,487,553	272,975,939
Intangible assets, net	184,618,279	189,341,387
Deferred tax asset	112,638,362	108,338,592
Patents and other assets, net	91,729,143	81,355,151
Total other assets	988,323,159	1,009,222,988
TOTAL ASSETS	$2,999,428,544	$2,928,592,834

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$248,271,728	$248,983,498
Short-term debt	3,706,980	3,795,925
Accrued liabilities	153,138,565	134,763,546
Total current liabilities	405,117,273	387,542,969

OTHER NON-CURRENT LIABILITIES	52,468,099	49,209,006

DEFERRED INCOME TAXES	909,631	908,922

TOTAL LIABILITIES	458,495,003	437,660,897

REDEEMABLE NON-CONTROLLING INTEREST	2,832,783	3,102,213

SHAREHOLDERS’ INVESTMENT
Common stock	12,642,483	12,926,701
Additional paid-in capital	1,008,061,267	1,008,589,267
Retained earnings	1,515,686,310	1,466,046,002
Accumulated other comprehensive income	1,710,698	267,754
TOTAL SHAREHOLDERS' INVESTMENT	2,538,100,758	2,487,829,724
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,999,428,544	$2,928,592,834

Note: The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES	$651,299,705	$657,858,210	$1,326,742,831	$1,234,631,300

COST OF GOODS SOLD	410,301,978	432,567,307	857,118,190	817,606,810
Gross profit	240,997,727	225,290,903	469,624,641	417,024,490

OPERATING EXPENSES:
Engineering, research and development	49,259,001	51,471,277	100,911,620	97,395,641
Selling, general & administrative	50,037,461	48,515,355	99,829,295	78,448,360
Impairment charges (Note 3)	—	—	2,800,000	—
Severance expense	362,871	6,784,136	1,085,413	9,673,248
Total operating expenses	99,659,333	106,770,768	204,626,328	185,517,249

Income from operations	141,338,394	118,520,135	264,998,313	231,507,241

OTHER (LOSS) INCOME
Investment (loss) income, net	(5,564,207)	(3,628,231)	(5,651,577)	1,246,624
Other, net	1,054,503	6,760,235	(4,470,484)	(3,656,144)
Total other (loss) income, net	(4,509,704)	(3,049,996)	(10,122,061)	(2,409,520)

INCOME BEFORE PROVISION FOR INCOME TAXES	136,828,690	115,470,139	254,876,252	229,097,721

PROVISION FOR INCOME TAXES	22,644,919	19,819,689	42,271,422	38,573,226

NET INCOME	$114,183,771	$95,650,450	$212,604,830	$190,524,495
Less: Net loss attributable to non-controlling interests	(505,646)	(389,134)	(539,730)	(389,134)
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$114,689,417	$96,039,584	$213,144,560	$190,913,629

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION: (1)
Basic	$0.54	$0.43	$1.00	$0.85
Diluted	$0.54	$0.43	$1.00	$0.85

Cash Dividends Declared per Share	$0.120	$0.120	$0.240	$0.240

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income from consolidated operations	$114,183,771	$95,650,450	$212,604,830	$190,524,495

Other comprehensive income before tax:
Foreign currency translation adjustments	283,277	2,109,011	2,028,329	1,763,781
Unrealized gains (losses) on derivatives	919,773	(1,245,367)	733,337	(1,245,367)
Unrealized gains (losses) on debt securities, net	(660,503)	643,420	(1,474,329)	2,826,267

Other comprehensive income, before tax	542,547	1,507,064	1,287,337	3,344,681

Income tax impact related to components of other comprehensive income	54,449	(126,409)	(155,607)	331,989

Other comprehensive income, net of tax	488,098	1,633,473	1,442,944	3,012,692

Comprehensive income from consolidated operations	$114,671,869	$97,283,923	$214,047,774	$193,537,187
Net loss attributable to non-controlling interests	(505,646)	(389,134)	(539,730)	(389,134)
Comprehensive income attributable to Gentex Corporation	$115,177,515	$97,673,057	$214,587,504	$193,926,321

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended June 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF APRIL 1, 2026	212,979,921	$12,778,795	$1,007,716,711	$1,480,867,060	$1,222,600	$2,502,585,166	$—	$2,502,585,166
Issuance of common stock from stock plan transactions	424,869	25,492	1,883,539	—	—	1,909,031	—	1,909,031
Repurchases of common stock	(2,696,740)	(161,804)	(11,272,373)	(54,586,203)	—	(66,020,380)	—	(66,020,380)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,733,390	—	—	9,733,390	—	9,733,390
Dividends declared ($0.12 per share)	—	—	—	(25,283,964)	—	(25,283,964)	—	(25,283,964)
Net income (1)	—	—	—	114,689,417	—	114,689,417	—	114,689,417
Other comprehensive income	—	—	—	—	488,098	488,098	—	488,098
BALANCE AS OF JUNE 30, 2026	210,708,050	$12,642,483	$1,008,061,267	$1,515,686,310	$1,710,698	$2,538,100,758	$—	$2,538,100,758

BALANCE AS OF APRIL 1, 2025	224,817,117	$13,489,027	$1,011,756,899	$1,454,610,199	$(5,030,122)	$2,474,826,003	$4,591,500	$2,479,417,503
Issuance of common stock from stock plan transactions	405,697	24,342	1,392,640	—	—	1,416,982	—	1,416,982
Repurchases of common stock	(5,702,064)	(342,124)	(22,865,277)	(102,955,530)	—	(126,162,931)	—	(126,162,931)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	7,488,526	—	—	7,488,526	—	7,488,526
Dividends declared ($0.12 per share)	—	—	—	(26,342,490)	—	(26,342,490)	—	(26,342,490)
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in BioCenturion LLC	—	—	1,139,021	—	—	1,139,021	(4,591,549)	(3,452,528)
Net income (loss) (1)	—	—	—	96,039,584	—	96,039,584	(56,395)	95,983,189
Other comprehensive income	—	—	—	—	1,633,473	1,633,473	—	1,633,473
BALANCE AS OF JUNE 30, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556.00	$2,430,637,724
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $505,646 and $332,739 for the three months ended June 30, 2026 and 2025, respectively (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Six Months Ended June 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2026	215,445,024	12,926,701	1,008,589,267	1,466,046,002	267,754	2,487,829,724	$—	$2,487,829,724
Issuance of common stock from stock plan transactions	1,212,462	72,748	3,940,070	—	—	4,012,818	—	4,012,818
Repurchases of common stock	(5,949,436)	(356,966)	(24,608,425)	(112,662,914)	—	(137,628,305)	—	(137,628,305)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	20,140,355	—	—	20,140,355	—	20,140,355
Dividends declared ($0.24 per share)	—	—	—	(50,841,338)	—	(50,841,338)	—	(50,841,338)
Net income (1)	—	—	—	213,144,560	—	213,144,560	—	213,144,560
Other comprehensive income	—	—	—	—	1,442,944	1,442,944	—	1,442,944
BALANCE AS OF JUNE 30, 2026	210,708,050	$12,642,483	$1,008,061,267	$1,515,686,310	$1,710,698	$2,538,100,758	$—	$2,538,100,758

BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	1,115,693	66,942	6,283,742	—	—	6,350,684	—	6,350,684
Repurchases of common stock	(8,802,415)	(528,145)	(35,111,663)	(166,527,240)	—	(202,167,048)	—	(202,167,048)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	16,160,289	—	—	16,160,289	—	16,160,289
Dividends declared ($0.24 per share)	—	—	—	(53,321,754)	—	(53,321,754)	—	(53,321,754)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in BioCenturion LLC	—	—	1,139,021	—	—	1,139,021	(4,591,549)	(3,452,528)
Net income (1)	—	—	—	190,913,629	—	190,913,629	(56,395)	190,857,234
Other comprehensive income	—	—	—	—	3,012,692	3,012,692	—	3,012,692
BALANCE AS OF JUNE 30, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556	$2,430,637,724
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $539,730 and $332,739 for the six months ended June 30, 2026 and 2025, respectively (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$212,604,830	$190,524,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,430,181	52,880,443
Gain on disposal of assets	(1,873,306)	(133,576)
Loss on disposal of assets	14,730	791
Gain on sale of investments and technology investment income	(2,021,165)	(832,046)
Loss on sale of investments and technology investment losses	4,793,822	5,163,260
Reserve for credit losses	5,094,288	—
Deferred income taxes	(7,026,153)	(5,593,627)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	20,140,355	16,160,289
Impairment charges - intangible assets	2,800,000	—
Impairment charges - investments	12,163,239	6,182,000
Change in operating assets and liabilities:
Accounts receivable, net	(17,821,395)	(20,896,565)
Inventories	(2,696,794)	57,495,782
Prepaid expenses and other	23,045,953	2,765,009
Accounts payable	(1,854,712)	5,032,376
Accrued liabilities, excluding dividends declared	22,869,807	5,896,241
Net cash provided by operating activities	321,663,680	314,644,872

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	1,863,489	48,810,102
Maturities and calls	1,000,000	1,655,000
Purchases	(3,586,746)	(17,331,563)
Purchase of equity method investments	(4,035,584)	—
Plant and equipment additions	(36,237,437)	(67,834,222)
Proceeds from sale of plant and equipment	442,187	245,105
Acquisition of businesses, net of cash acquired	—	(143,328,862)
Loans to technology investment partners	(4,936,796)	—
Decrease (increase) in other assets	(3,103,663)	(3,573,774)
Net cash used for investing activities	(48,594,550)	(181,358,214)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	4,012,818	6,283,742
Cash dividends paid	(51,409,775)	(54,244,161)
Repurchases of common stock	(137,873,659)	(198,870,165)
Net cash used for financing activities	(185,270,616)	(246,830,584)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,798,514	(113,543,926)

CASH AND CASH EQUIVALENTS, beginning of period	145,645,715	233,318,766

CASH AND CASH EQUIVALENTS, end of period	$233,444,229	$119,774,840

	Six Months Ended June 30,
SUPPLEMENTAL CASH FLOW DATA	2026	2025
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$(647,112)	$13,722,396

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Gentex Corporation and Subsidiaries ("Gentex" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 270 for interim financial information, and in accordance with financial standards generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's 2025 annual report on Form 10-K. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments considered necessary for a fair presentation of the financial position of the Company as of June 30, 2026, and the results of operations and cash flows for the interim periods presented.
(2)    Adoption of New Accounting Standards
In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule were to become effective, the rule would require disclosure of climate-related information outside of the audited financial statements and disclosure in the footnotes to such financial statements addressing specified financial statement effects of severe weather events and other natural conditions above certain financial thresholds, certain carbon offsets and renewable energy credits or certificates, if material. Such disclosure requirements were scheduled to begin phasing in for fiscal years beginning on or after January 1, 2025. In April of 2024, the SEC exercised its discretion to voluntarily stay the effective date of the final rules pending completion of certain judicial review. In 2025, the SEC withdrew its defense of the climate disclosure rule and litigation has been held in abeyance. In May of 2026, the SEC voted to propose rescinding this climate-related disclosure rule in its entirety. The public comment period closed August 3, 2026. A final rescission will still require the SEC to complete notice and comment rule making. Since rescission is not yet final, the Company continues to evaluate the potential impact of compliance, as well as compliance with similar rules of other jurisdictions.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets in which all entities can assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. This ASU was effective for the Company in the first quarter of 2026 and did not have a material impact on the Company's Consolidated Financial Statements and disclosures.
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

(3)    Goodwill and Other Intangible Assets
Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The change in the carrying value of Goodwill by segment is as follows:

Amount
Automotive Products
Beginning balance as of January 1, 2026	$309,709,522
Period activity	—
Balance as of June 30, 2026 (1)	$309,709,522

Premium Audio Products
Beginning balance as of January 1, 2026	$12,713,758
Acquisitions (including measurement period adjustments) (see Note 16)	3,765,220
Balance as of June 30, 2026 (1)	$16,478,978

Other
Beginning balance as of January 1, 2026	$34,788,639
Foreign currency adjustment	(127,317)
Balance as of June 30, 2026	$34,661,322
Gross carrying value at June 30, 2026	$38,326,026
Accumulated impairment charges	(3,664,704)
Net carrying value at June 30, 2026	$34,661,322

Total Goodwill, net	$360,849,822
(1) The gross carrying values of goodwill in the Automotive Products and Premium Audio Products segments are equal to their net carrying values as there have been no impairments of goodwill within these segments.
In addition to annual impairment testing, which is performed as of the first day of the Company's fourth quarter, the Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including: long-term revenue growth projections; profitability; discount rates; recent market valuations from transactions by comparable companies; volatility in the Company's market capitalization; and general industry, market, and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions related

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to goodwill were observed during the second quarter of 2026 and, as such, nothing indicated the need for interim impairment testing.
During the first quarter of 2026, as a result of costs to develop the Company's In-Process Research and Development ("In Process R&D") continuing to exceed original estimates, as well as delays in the expected timing of commercialization of the related technology, management approved and began executing a plan to cease operations at the facility where its Vaporsens In-Process R&D activities were conducted. This plan included the termination of substantially all employees associated with those activities. As a result, the Company discontinued further development of the underlying technology and shifted its strategy to the potential sale of the related assets. These actions represented a significant adverse change in the extent and manner in which the In-Process R&D was expected to be used and in its projected future cash flows, indicating that the carrying value of the asset may not be recoverable. Accordingly, the Company recorded an impairment charge of $2.8 million in the first quarter of 2026 and, as such, it is included in the results for the six months ended June 30, 2026, to reduce the carrying amount of the asset to its estimated fair value. The estimated fair value was determined based on the Company's estimate of the expected selling price of the asset, taking into consideration available market information and indicative third-party interest, as applicable.
The Company's patents and intangible assets and related change in carrying values are set forth in the tables below, including the Vaporsens In-Process R & D, which has been previously disclosed.
As of June 30, 2026:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,145,801	$(29,223,269)	$10,922,532	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(106,667)	533,333	10 years
BioCenturion Developed Technology	2,300,000	(319,445)	1,980,555	12 years
eSight Developed Technology	12,000,000	(2,666,667)	9,333,333	12 years
eSight Trade Names and Trademarks	870,000	(193,333)	676,667	12 years
BioConnect Trade Names and Trademarks	845,310	(73,489)	771,821	12 years
BioConnect Developed Technology	5,283,178	(459,303)	4,823,875	12 years
BioConnect Customer Relationships	1,690,617	(146,977)	1,543,640	10 years
Vaporsens In-Process R&D	3,000,000	—	3,000,000	Indefinite
Argil Developed Technology	6,278,132	(392,383)	5,885,749	12 years
Air-Craftglass Developed Technology	1,507,778	(188,472)	1,319,306	12 years
Guardian Trade Names	1,300,000	(216,667)	1,083,333	12 years
Guardian Developed Technology	6,800,000	(1,133,333)	5,666,667	12 years
Total Other Intangible Assets	$413,515,015	$(228,896,736)	$184,618,279

Total Patents & Other Intangible Assets	$453,660,816	$(258,120,005)	$195,540,811

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
Amortization expense of patents and intangible assets was approximately $1.2 million and $2.4 million during the three and six months ended June 30, 2026, respectively, compared to approximately $4.7 million and $9.3 million during the three and six months ended June 30, 2025, respectively.
Excluding the impact of any future acquisitions, the Company estimates amortization expense to be approximately $2.4 million for the remainder of the year ending December 31, 2026, $5 million for each of the years ending December 31, 2027, and December 31, 2028, respectively, and $4 million for each of the years ended December 31, 2029, and December 31, 2030, respectively.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Method Investment - ASA
The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX International Corporation ("VOXX") on April 1, 2025 (see Note 16) and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. The balance of the Company's investment in ASA was $20.1 million and $20.0 million as of June 30, 2026 and December 31, 2025, respectively, and included in Long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheets.
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled $115.3 million as of June 30, 2026, and are recorded in long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $146.6 million as of December 31, 2025, of which $144.9 million and $1.7 million are included in long-term investments and short-term investments, respectively, on the accompanying Unaudited Condensed Consolidated Balance Sheets. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the first quarter of 2026, the Company recognized a loss of $1.7 million within Other, net, related to warrants held in one of the Company's technology investments that expired unexercised during that quarter.
During the six months ended June 30, 2026, the Company recorded an other-than-temporary impairment charge of $12.2 million related to two of its technology investments, which are included in Investment (loss) income, net, on the accompanying Unaudited Condensed Consolidated Statement of Income. During the first quarter of 2026, the Company identified indicators of impairment related to the investment, including a sustained deterioration in the entity's operating results and financial condition, as well as the execution of a forbearance agreement associated with outstanding loans from the Company to the investee totaling approximately $5.0 million (exclusive of credit reserves) as of March 31, 2026, and June 30, 2026. Based on these factors, the Company determined that the decline in fair value of its investment was other-than-temporary. The Company concluded that the estimated fair value of its equity interest was negligible, as the investee's enterprise value was not expected to be sufficient to satisfy the Company's outstanding loan exposure. Accordingly, the Company recorded a full impairment charge to reduce the carrying amount of the investment to zero.
From time to time, the Company makes loans in the ordinary course of business to certain of its technology investees. Such loans vary in length and are interest bearing, and as such are not deemed to be additional investments in the technology investees as the parties intend for the loans to be repaid. These loans are classified within Prepaid expenses and other and Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets based on the maturity dates of the loans. The Company estimates an allowance for credit losses for these loans receivable in accordance with ASC 326, Financial Instruments - Credit Losses. This allowance reflects the Company's estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information, all of which is updated quarterly. The allowance is adjusted through a provision for credit losses in the Company's Unaudited Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2026, the Company recorded an increase to the credit loss allowance of $2.9 million and $5.1 million, respectively. The total allowance for credit losses attributable to the Company's loans receivable were $12.5 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively. The balance of the loans included in Prepaid expenses and other on the accompanying Unaudited Condensed Consolidated Balance Sheets was $18.6 million and $13.5 million at June 30, 2026 and December 31, 2025, respectively, net of credit loss allowances. The balance of the loans included in Patents and other assets, net, on the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accompanying Unaudited Condensed Consolidated Balance Sheets was $1.3 million and $7.9 million, at June 30, 2026 and December 31, 2025, respectively, net of credit loss allowances.
Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2026 and December 31, 2025.
As of June 30, 2026:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$233,444,229	$233,444,229	$—	$—
Short-Term Investments:
Corporate Bonds	7,893,830	—	7,893,830	—
Municipal Bonds	486,550	—	486,550	—
Other	986,324	986,324	—	—
Long-Term Investments:
Asset-backed Securities	31,752,977	—	31,752,977	—
Corporate Bonds	54,607,350	—	54,607,350	—
Municipal Bonds	16,709,266	—	16,709,266	—
Total	$345,880,526	$234,430,553	$111,449,973	$—

As of December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$145,645,715	$145,645,715	$—	$—
Short-Term Investments:
Corporate Bonds	2,747,293	—	2,747,293	—
Other	924,658	924,658	—	—
Long-Term Investments:
Asset-backed Securities	35,709,133	—	35,709,133	—
Corporate Bonds	55,596,276	—	55,596,276	—
Municipal Bonds	16,840,001	—	16,840,001
Total	$257,463,076	$146,570,373	$110,892,703	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of June 30, 2026 and December 31, 2025.
As of June 30, 2026:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$7,882,231	$12,262	$(663)	$7,893,830
Municipal Bonds	485,249	1,301	—	486,550
Other	986,324	—	—	986,324
Long-Term Investments:
Asset-backed Securities	31,047,299	741,038	(35,360)	31,752,977
Corporate Bonds	55,019,633	280,118	(692,401)	54,607,350
Municipal Bonds	16,784,771	150,709	(226,214)	16,709,266
Total	$112,205,507	$1,185,428	$(954,638)	$112,436,297

As of December 31, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$2,725,824	$21,469	$—	$2,747,293
Other	924,658	—	—	924,658
Long-Term Investments:
Asset-backed Securities	34,581,117	1,128,541	(525)	35,709,133
Corporate Bonds	55,218,308	684,752	(306,784)	55,596,276
Municipal Bonds	16,662,335	351,044	(173,378)	16,840,001
Total	$110,112,242	$2,185,806	$(480,687)	$111,817,361

Unrealized losses on available-for-sale securities as of June 30, 2026, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$801,180	$49,514,191
Loss duration of greater than one year	153,458	2,465,536
Total	$954,638	$51,979,727
Unrealized losses on available-for-sale securities as of December 31, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$272,327	$24,149,316
Loss duration of greater than one year	208,360	5,471,407
Total	$480,687	$29,620,723
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed income securities as of June 30, 2026 have contractual maturities as follows:

Due within one year	$8,380,380
Due between one and five years	45,400,500
Due over five years	57,669,093
$111,449,973

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	June 30, 2026	December 31, 2025
Raw materials	$278,080,196	$280,645,041
Work-in-process	79,801,431	64,473,370
Finished goods	161,068,784	171,135,206
Total Inventory	$518,950,411	$516,253,617

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
The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net Income Attributable to Gentex Corporation	$114,689,417	$96,039,584	$213,144,560	$190,913,629
Less: Dividends and undistributed earnings allocated to participating securities	1,879,597	1,412,231	3,439,528	3,473,779
Net Income available to common shareholders	$112,809,820	$94,627,353	$209,705,032	$187,439,850

Basic weighted average shares outstanding	208,580,380	219,631,876	209,720,391	221,376,755
Net Income per share - Basic	$0.54	$0.43	$1.00	$0.85

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$112,809,820	$94,627,353	$209,705,032	$187,439,850
Reallocation of undistributed earnings	37	—	45	77
Net Income available to common shareholders - Diluted	$112,809,857	$94,627,353	$209,705,077	$187,439,927

Number of shares used in basic computation	208,580,380	219,631,876	209,720,391	221,376,755
Additional weighted average dilutive common stock equivalents	5,346	—	3,652	8,845
Diluted weighted average shares outstanding	208,585,726	219,631,876	209,724,043	221,385,600

Net Income per share - Diluted	$0.54	$0.43	$1.00	$0.85

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,453,462	3,694,254	2,560,291	3,386,076

(7)    Stock-Based Compensation Plans
As of June 30, 2026, the Company had two equity incentive plans in effect, which include the Gentex Corporation 2026 Omnibus Plan ("2026 Omnibus Plan"), and an employee stock purchase plan. Those plans and any prior material amendments thereto have previously been approved by shareholders.
The 2026 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which awards may be stock options (both incentive stock options and non-qualified stock options), appreciation rights, restricted stock units, performance share awards and performance units and other awards that are stock-based, cash-based or a combination of both. The 2026 Omnibus Plan amended and restated in its entirety the Gentex Corporation 2019 Omnibus Plan (" 2019 Omnibus Plan"). Any existing awards previously granted under the 2019 Omnibus Plan (or any Prior Plans as defined therein) will continue to remain outstanding in accordance with their terms and be governed thereby. The purpose of this Gentex Corporation 2026 Omnibus Incentive Plan is to attract and retain directors, officers, and other employees Gentex Corporation and its Subsidiaries and to motivate and provide to such persons incentives and rewards for performance. From and after May 21, 2026, the date on which the shareholders approved the Gentex Corporation 2026 Omnibus Incentive Plan, no new Awards will be granted under the Gentex Corporation 2019 Omnibus Incentive Plan.
Readers should refer to Note 5 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2025, for additional information related to the 2019 Omnibus Plan (and any Prior Plans).

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company recognized total compensation expense for share-based payments of $10.0 million and $20.5 million for the three and six months ended June 30, 2026, respectively, compared to $7.6 million and $16.3 million for the three and six months ended June 30, 2025, respectively. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Incentive Plan
The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons' incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2026, 12,853,474 share awards were made under the 2019 Omnibus Plan, resulting in 38,498,119 shares granted of the 45,000,000 total shares that were available to be issued under the 2019 Omnibus Plan. The shares issued are presented net of shares from canceled/expired options and shares. From and after May 21, 2026, the date on which the shareholders approved the Gentex Corporation 2026 Omnibus Incentive Plan, no new Awards will be granted under the Gentex Corporation 2019 Omnibus Incentive Plan.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,472,871	1.00	4,472,871
Restricted Stock	6,634,145	4.06	26,934,629
Performance Shares	1,746,458	4.06	7,090,619
Total	12,853,474		38,498,119

2026 Omnibus Incentive Plan
The purpose of the 2026 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons' incentives and rewards for performance. Pursuant to the terms of the 2026 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of June 30, 2026, 407,858 share awards have been made under the 2026 Omnibus Plan, resulting in 1,141,562 shares granted of the 30,000,000 total shares available to be issued under the 2026 Omnibus Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2026 Omnibus Plan
Non-Qualified Stock Options	51,691	1.00	51,691
Restricted Stock	356,167	3.06	1,089,871
Total	407,858		1,141,562
Employee Stock Options
Under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of June 30, 2026, there was $2.8 million of unearned compensation cost associated with stock options granted under the 2026 Omnibus Plan, 2019 Omnibus Incentive Plan and the Prior Plans, which is expected to be recognized over the remaining vesting periods..
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividend Yield (1)	1.72%	1.63%	1.71%	1.63%
Expected volatility (2)	26.14%	24.85%	26.02%	25.23%
Risk-free interest rate (3)	4.19%	3.79%	4.06%	3.88%
Expected term of options (years) (4)	4.14	4.14	4.15	4.14
Weighted-avg. grant date fair value	$5.93	$4.87	$5.47	$5.11

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Restricted Shares
Restricted shares awarded under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of June 30, 2026, the Company had unearned stock-based compensation of $55.4 million associated with the restricted stock grants issued under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants for the three and six months ended June 30, 2026 was $6.4 million and $12.5 million, respectively, compared to $5.0 million and $10.9 million for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, the Company had unearned stock-based compensation of $18.4 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants for the three and six months ended June 30, 2026 was $1.9 million and $4.8 million, respectively, compared to $0.9 million and $2.0 million for the three and six months ended June 30, 2025, respectively.
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants was $0.5 million and $1.0 million during each of the three and six months ended June 30, 2026 and June 30, 2025, respectively.
Employee Stock Purchase Plan
The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of June 30, 2026, the Company has issued 858,195 shares under this plan.

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
The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$1,434,747	$(6,162,966)	$(310,305)	$(5,817,736)
Other comprehensive income	283,277	2,109,011	2,028,329	1,763,781
Net current-period change	283,277	2,109,011	2,028,329	1,763,781
Balance at end of period	1,718,024	(4,053,955)	1,718,024	(4,053,955)

Unrealized gains (losses) on available for sale securities:
Balance at beginning of period	704,122	1,132,844	1,347,044	(591,605)
Other comprehensive loss before reclassifications	(521,799)	1,107,816	(1,165,516)	1,480,018
Amounts reclassified from accumulated other comprehensive income (loss)	—	(599,514)	795	752,733
Net current-period change	(521,799)	508,302	(1,164,721)	2,232,751
Balance at end of period	182,323	1,641,146	182,323	1,641,146

Unrealized losses on derivatives:
Balance at beginning of period	(916,269)	—	(768,985)	—
Other comprehensive loss before reclassifications	726,620	(1,235,940)	631,563	(1,235,940)
Amounts reclassified from accumulated other comprehensive Income (loss)	—	252,100	(52,227)	252,100
Net current-period change	726,620	(983,840)	579,336	(983,840)
Balance at end of period	(189,649)	(983,840)	(189,649)	(983,840)

Accumulated other comprehensive income (loss), end of period	$1,710,698	$(3,396,649)	$1,710,698	$(3,396,649)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Available for sale securities:
Realized gain (loss) on sale of securities	$—	$758,879	$(1,005)	$(952,826)	Other income (loss), net
Income tax effect	—	(159,365)	210	200,093	Provision for income taxes
Total net reclassifications for the period	$—	$599,514	$(795)	$(752,733)

Derivatives:
Realized gain (loss) on settlement of derivatives	$—	$(373,205)	$77,316	$(373,205)	Other income (loss), net
Income tax effect	$—	121,105	(25,089)	121,105	Provision for income taxes
Total net reclassifications for the period	$—	$(252,100)	$52,227	$(252,100)

Total reclassifications for the period	$—	$347,414	$51,432	$(1,004,833)

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
The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of June 30, 2026, there was no outstanding balance on the Revolver and the Company was in compliance with all covenants under the Credit Agreement.
The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 16), has a loan agreement with the shareholders of its joint venture in Onkyo Technology KK ("Onkyo"). The loan balance outstanding at June 30, 2026 was $3.7 million and is included in Short-term debt on the accompanying Unaudited Condensed Consolidated Balance Sheet, representing the portion of the loan payable to the joint venture partner. All amounts outstanding under the loan will mature and become payable on September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either a put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(10)    Equity
The decrease in common stock for the six months ended June 30, 2026, was primarily due to the repurchases of 5.9 million shares, partially offset by the issuance of 1.2 million shares of the Company’s common stock, net of

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cancellations, under the Company’s stock-based compensation plans. The total net decrease for the six months ended June 30, 2026, was 4.7 million shares.
The Company recorded a cash dividend of $0.120 per share during the second quarter of 2026, as compared to a cash dividend of $0.120 per share during the second quarter of 2025. The second quarter 2026 dividend of $25.3 million was declared on May 26, 2026, and was paid on July 22, 2026.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales and the significant expense categories that are included in reportable segment operating profit, which are regularly provided to the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales:
Automotive Products	$560,201,415	$578,129,026	$1,141,007,327	$1,141,993,285
Premium Audio Products	51,687,407	44,490,597	103,558,368	44,490,597
Other	39,410,883	35,238,587	82,177,136	48,147,418
Total	$651,299,705	$657,858,210	$1,326,742,831	$1,234,631,300

Cost of Goods Sold:
Automotive Products	$360,996,565	$372,449,869	$748,546,659	$747,947,061
Premium Audio Products	25,145,142	32,612,485	57,480,337	32,612,485
Other	24,160,271	27,504,953	51,091,194	37,047,264
Total	$410,301,978	$432,567,307	$857,118,190	$817,606,810

Operating Expenses:
Automotive Products	$73,594,270	$76,596,788	$148,353,437	$147,673,613
Premium Audio Products	13,607,615	13,964,761	27,117,162	13,964,761
Other	12,457,448	16,209,219	29,155,729	23,878,875
Total	$99,659,333	$106,770,768	$204,626,328	$185,517,249

Depreciation and Amortization:
Automotive Products	$22,331,793	$24,567,309	$44,600,521	$48,033,592
Premium Audio Products	105,396	168,533	206,600	168,533
Other	1,407,572	1,117,817	2,736,334	1,931,220
Corporate	1,929,168	1,517,715	3,886,726	2,747,098
Total	$25,773,929	$27,371,374	$51,430,181	$52,880,443

Income (Loss) from Operations:
Automotive Products	$125,610,580	$130,045,214	$244,107,231	$246,372,611
Premium Audio Products	12,934,650	(2,086,649)	18,960,869	(2,086,649)
Other	2,793,164	(9,438,430)	1,930,213	(12,778,721)
Total	$141,338,394	118,520,135	$264,998,313	$231,507,241

(13)    Income Taxes
The effective tax rate was 16.5% for the three months ended June 30, 2026, compared to an effective tax rate of 17.2% for the three months ended June 30, 2025. The effective tax rate was 16.6% for the six months ended June 30, 2026, compared to an effective tax rate of 16.8% for the same period in 2025. Generally, effective tax rates for these periods differ from statutory federal income tax rates due to provisions for state and local income taxes, the foreign-derived deduction-eligible income tax deduction ("FDDEI"), and research and development tax credits.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14)    Revenue
The following table shows the Company’s Automotive Products revenue, Premium Audio Products revenue and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2026	2025	2026	2025
Automotive Products
U.S.	$194,364,317	$172,204,462	$382,585,711	$335,585,400
Japan	87,681,935	96,094,581	186,103,285	194,459,984
Germany	41,366,733	67,662,895	91,272,170	132,680,756
Korea	29,567,436	56,610,947	67,490,526	94,806,280
Mexico	52,308,291	45,702,656	102,405,657	93,351,532
China	29,389,361	35,081,549	59,585,842	76,035,949
Other	125,523,342	104,771,936	251,564,136	215,073,384
Total Automotive Products	$560,201,415	$578,129,026	$1,141,007,327	$1,141,993,285

Premium Audio Products
U.S.	$32,045,881	$29,933,112	$63,235,135	$29,933,112
Other	19,641,526	14,557,485	40,323,233	14,557,485
Total Premium Audio Products	$51,687,407	44,490,597	$103,558,368	44,490,597

Other	39,410,883	35,238,587	82,177,136	48,147,418
Total Revenue	$651,299,705	$657,858,210	$1,326,742,831	$1,234,631,300
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table disaggregates the Company’s Automotive, Premium Audio, and Other revenue by major source for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2026	2025	2026	2025
Automotive Products
Automotive Mirrors & Electronics	$531,669,550	$548,897,948	$1,084,407,570	$1,079,029,377
HomeLink Modules*	28,531,865	29,231,078	56,599,757	62,963,908
Total Automotive Products	$560,201,415	$578,129,026	$1,141,007,327	$1,141,993,285

Premium Audio Products
Premium Speaker Products	$37,352,998	$32,430,491	$71,918,245	$32,430,491
Premium Receiver Products	14,334,409	12,060,106	31,640,123	12,060,106
Total Premium Audio Products	$51,687,407	$44,490,597	$103,558,368	$44,490,597

Other
Fire Protection Products	$8,272,590	$8,082,207	$17,099,759	$14,799,977
Windows Products	6,520,379	3,996,515	14,854,779	8,887,501
Medical Products	361,016	245,421	714,631	632,256
Aftermarket Products	13,586,193	15,223,080	27,454,322	15,223,080
Consumer Electronic Products	7,903,080	7,477,039	16,264,843	7,477,039
SAD	39,973	—	39,973	—
Biometric Products	2,727,652	214,325	5,748,829	1,127,565
Total Other	$39,410,883	$35,238,587	$82,177,136	$48,147,418

Total Revenue	$651,299,705	$657,858,210	$1,326,742,831	$1,234,631,300
*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.
Sales Incentives
Sales incentives are offered to certain customers in the form of: (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606"). These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, either the most likely amount or expected value methods are utilized to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives also require the customer to purchase the Company's products during a specified period of time. All sales incentives also require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout. All costs associated with sales incentives are classified as a reduction of net sales. Although the Company makes its best estimate of such sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results. The balance of accrued sales incentives at June 30, 2026 and December 31, 2025 was $13.8 million and $19.1 million, respectively, and is included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

(15)    Leases
The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within Patents and other assets, net on the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 6 years. The weighted average

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
remaining lease term for operating leases as of June 30, 2026 was 2 years, with a weighted average discount rate of 4.6%.
Future minimum lease payments for operating leases as of June 30, 2026, were as follows:

Year ending December 31,

2026 (excluding the six months ended June 30, 2026)	$1,767,725
2027	2,608,684
2028	1,996,606
2029	935,053
2030	376,170
Thereafter	140,395
Total future minimum lease payments	7,824,633
Less imputed interest	(333,494)
Total	$7,491,139

Reported as of June 30, 2026

Accrued Liabilities	$3,047,121
Other Non-Current Liabilities	4,444,018
Total	$7,491,139

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following summarizes the allocation of the BioConnect purchase price based on the fair value of the assets acquired and liabilities assumed, as of July 1, 2025:

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
Net sales attributable to BioConnect in the Company's Unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2026, were $2.5 million and $4.9 million, respectively. Net income attributable to BioConnect for the three and six months ended June 30, 2026, was $0.4 million and $0.8 million, respectively. There were no acquisition costs related to this acquisition incurred during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company incurred $0.2 million related to this acquisition, which were expensed as incurred within Selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Income.
VOXX International Corporation
On April 1, 2025 (the "Closing Date"), the Company completed its acquisition of VOXX pursuant to the previously announced Merger Agreement. Pursuant to the terms and conditions set forth in the Merger Agreement, the Company acquired all of the issued and outstanding shares of VOXX common stock not already owned by the Company for a

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment using the equity method of accounting, as the Company had the ability to exercise significant influence, but not control, over VOXX. The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. The Company previously recorded changes in fair value of the equity method investment in Investment (loss) income, net, each reporting period, and recorded a gain of $0.8 million during the six months ended June 30, 2025, in the accompanying Unaudited Condensed Consolidated Statements of Income related to VOXX. As a result, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.
VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock LLC ("EyeLock®"), a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion joint venture. This additional interest in BioCenturion was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both complement the Company's existing businesses and help the Company continue to expand in the consumer technology and connected home space. The Company has also gained full access to the EyeLock® iris biometric technology, which will provide further product applications in the Gentex automotive, aerospace, and medical markets.

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
Net sales attributable to VOXX in the Company's Unaudited Condensed Consolidated Statement of Income for the three and six months ended June 30, 2026 were $86.5 million and $175.1 million, respectively. The net income attributable to VOXX for the three and six months ended June 30, 2026 was $11.3 million and $15.9 million, respectively. There were no acquisition costs incurred during the three and six months ended June 30, 2026, related to this acquisition. During the three and six months ended June 30, 2025, the Company incurred $2.3 million and $3.1 million, respectively, in acquisition costs related to the VOXX acquisition, which was expensed as incurred within Selling, general & administrative expenses in the Unaudited Condensed Consolidated Statement of Income. VOXX's results of operations are included in the Consolidated Financial Statements of the Company within the Automotive, Premium Audio, Aftermarket, Consumer Electronics, and Biometrics operating segments. The Aftermarket, Consumer Electronics, and Biometrics operating segments are presented within the Company's Other reportable segment.
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
The Onkyo non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Unaudited Condensed Consolidated Balance Sheets as the exercise of the put option is not within VOXX’s control. The following table provides the roll forward of the redeemable non-controlling interest for the six months ended June 30, 2026:

Redeemable Non-controlling Interest
Balance at January 1, 2026	$3,102,213
Net loss attributable to non-controlling interest	(539,730)
Comprehensive income attributable to non-controlling interest	838,365
Foreign currency translation	(568,065)
Balance at June 30, 2026	2,832,783
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:
SECOND QUARTER 2026 VERSUS SECOND QUARTER 2025
Net Sales. Consolidated net sales for the second quarter of 2026 decreased by $6.6 million or 1%, when compared with the second quarter of 2025.
Automotive net sales for the second quarter of 2026 were $560.2 million, a decrease compared with automotive net sales of $578.1 million in the second quarter of 2025. This reflects lower global light vehicle production and a 10% decrease in total mirror unit shipments in the second quarter of 2026, compared to the second quarter of 2025.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
North American Interior Mirrors	2,349	2,221	6%	4,621	4,470	3%
North American Exterior Mirrors	1,627	1,524	7%	3,028	2,895	5%
Total North American Mirror Units	3,976	3,746	6%	7,649	7,365	4%

International Interior Mirrors	3,928	5,313	(26)%	8,438	10,453	(19)%
International Exterior Mirrors	2,511	2,517	—%	5,182	5,300	(2)%
Total International Mirror Units	6,439	7,830	(18)%	13,620	15,753	(14)%

Total Interior Mirrors	6,277	7,534	(17)%	13,059	14,923	(12)%
Total Exterior Mirrors	4,138	4,041	2%	8,210	8,194	—%
Total Auto-Dimming Mirror Units	10,416	11,575	(10)%	21,269	23,118	(8)%
Note: Percent change and amounts may not total due to rounding.
Premium Audio Product net sales increased during the second quarter of 2026 to $51.7 million compared to $44.5 million in the second quarter of 2025.
Other net sales were $39.4 million in the second quarter of 2026, compared to $35.2 million in the second quarter of 2025, an increase of 12%. Other net sales for the second quarter of 2026 included security and access control sales of $2.7 million, an increase of $2.5 million over the second quarter of 2025, primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Dimmable aircraft window sales increased during the second quarter of 2026 to $6.5 million, compared to $4.0 million in the same quarter of last year. Fire protection sales were $8.3 million in the second quarter of 2026, compared to $8.1 million in the same quarter of last year.
Cost of Goods Sold. For the second quarter of 2026, the Company's consolidated gross margin was 37.0% compared to 34.2% in the same quarter last year. The quarter over quarter increase in the gross margin resulted primarily from approximately $18 million of IEEPA tariff reimbursements received during the quarter, that reduced cost of goods sold as well as favorable product mix, which was partially offset by commodity price increases and the reduction in overall sales levels compared to the second quarter of last year. The Company recognized refunds of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") during the second quarter of 2026. As of June 30, 2026, the Company had received approximately $38 million of IEEPA tariff reimbursements, of which approximately $18 million was recorded as a reduction of cost of goods sold. Since the inception of the IEEPA tariffs, the Company has directly paid approximately $42 million of such tariffs, excluding amounts incurred indirectly through suppliers, which was partially offset by approximately $5 million of recoveries from customers. The Company continues to evaluate and pursue tariff refund opportunities where appropriate; however, the availability, amount, and timing of any additional refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments.
Operating Expenses. Consolidated operating expenses were $99.7 million in the second quarter of 2026, compared to $106.8 million in the second quarter of 2025. The quarter over quarter decrease was primarily due to prior year severance costs. On a non-GAAP basis, adjusted operating expenses were $99.3 million in the second quarter of 2026, compared to $97.5 million in the second quarter of 2025, when excluding the impact of acquisition related costs, severance costs, and purchase price step-up charges in each of the quarters, for comparability.
Engineering, research and development expenses ("E, R&D") for the second quarter of 2026 decreased by $2.2 million, when compared with the second quarter of 2025, primarily due to lower engineering related professional fees.
Selling, general and administrative expenses ("S, G & A") increased by $1.5 million for the second quarter of 2026, compared to the second quarter of 2025. S, G & A was approximately 8% of net sales in the second quarter of 2026, compared to 7% in the second quarter of 2025.
Other (Loss) Income, Net. Total Other loss, net for the second quarter of 2026 was $4.5 million, when compared with total Other loss, net, of $3.0 million for the second quarter of 2025. The quarter over quarter increase in Other loss was driven by an impairment charge of $9.4 million related to one of the Company's technology investments and an increase in credit loss reserves related to loans receivable of $2.9 million each, during the second quarter of 2026 partially offset by higher investment income and gains on asset sales.
Provision for Income Taxes. The effective tax rate was 16.5% for, and an income tax expense of $22.6 million was recorded in, the second quarter of 2026, compared to an effective tax rate of 17.2% for, and an income tax expense of $19.8 million recorded in, the same quarter of 2025. Generally, effective tax rates for the Company differ from statutory federal income tax rates due to provisions for state and local income taxes, the FDDEI deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex for the second quarter of 2026 was $114.7 million, an increase of 19% compared to net income attributable to Gentex of $96.0 million in the second quarter of 2025. Non-GAAP consolidated net income attributable to Gentex was $122.9 million in the second quarter of 2026, compared to $110.9 million in the second quarter of 2025, when adjusting for the impact of impairment charges, acquisition related costs, severance costs, and inventory purchase price step-up charges in each of the quarters, for comparability.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the second quarter of 2026 of $0.54, which compared to earnings per diluted share attributable to Gentex of $0.43 for the second quarter of 2025. Quarter over quarter earnings per diluted share attributable to Gentex were also positively impacted by the increase in sales and improved profitability of the Company, partially offset by other losses incurred in the second quarter of 2026. On a non-GAAP basis, adjusted earnings per diluted share were $0.58 for the second quarter of 2026, compared to $0.50 for the second quarter of 2025, excluding the impact of impairment charges, acquisition related costs, severance costs, and inventory purchase price step-up charges in each of the quarters, for comparability.

SIX MONTHS ENDED JUNE 30, 2026 VERSUS SIX MONTHS ENDED JUNE 30, 2025
On April 1, 2025, the Company completed its acquisition of VOXX. As such VOXX results were only consolidated with the Company's for the last three months of the six months ended June 30, 2025. During the six months ended June 30, 2026, VOXX's results have been included for the entire period.
Net Sales. Net sales for the six months ended June 30, 2026, increased by $92.1 million or 7%, when compared with the same period in 2025, despite light vehicle production that declined 2% in the Company's primary markets period over period. The increase was primarily driven by the inclusion of VOXX results for the full six-month period in 2026, compared to only three months in the comparable 2025 period.
Automotive net sales declined $1.0 million or 0.1%, when comparing the six months ended June 30, 2026 to the same period in 2025. Sales during the six months ended June 30, 2026, were negatively impacted by lower sales into the China market, as well as lower sales in Europe due to vehicle mix and certain customer-specific product challenges. There was an 8% decrease in automotive mirror unit shipments in the six months ended June 30, 2026, to 21.3 million units, compared with 23.1 million units in the same period in 2025, which was driven by a 12% period over period decrease in interior auto-dimming mirror unit shipments. VOXX automotive net sales contributed $27.8 million as a result of being included in the consolidated Company results for the full year to date period.
Premium Audio Product net sales increased to $103.6 million for the six months ended June 30, 2026, from $44.5 million for the six months ended June 30, 2025. This increase was primarily attributable to the timing of the VOXX acquisition, which occurred on April 1, 2025. Accordingly, the six months ended June 30, 2025 included Premium Audio Product net sales only for the period from April 1, 2025 through June 30, 2025, and did not include comparable sales for the three months ended March 31, 2025. Premium Audio Products also generated positive operating income during the six months ended June 30, 2026, reflecting the continued benefits of integration activities, operating improvements, and cost management initiatives implemented following the VOXX acquisition.

Other net sales were $82.2 million for the six months ended June 30, 2026, compared to $48.1 million in the same period of 2025, an increase of 71% (due in part to the inclusion of VOXX sales for the entire six month period, compared to only three months being included in the same prior year period). Other net sales for the six months ended June 30, 2026, included biometric product sales of $5.7 million, primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Fire protection sales were $17.1 million in the six months ended June 30, 2026, compared to $14.8 million in the same period of last year. Dimmable aircraft window sales increased during the six months ended June 30, 2026 to $14.9 million, compared to $8.9 million in the same period of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 64.6% for the six months ended June 30, 2026, versus 66.2% in the same period last year. The improvement in the gross margin for the six months ended June 30, 2026 was driven by tariff refunds, purchasing cost reductions, improved product mix, and operational efficiencies. The Company recognized refunds of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") during the second quarter of 2026. As of June 30, 2026, the Company had received approximately $38 million of IEEPA tariff reimbursements, of which approximately $18 million was recorded as a reduction of cost of goods sold. Since the inception of the IEEPA tariffs, the Company has directly paid approximately $42 million of such tariffs, excluding amounts incurred indirectly through suppliers, which was partially offset by approximately $5 million of recoveries from customers. The Company continues to evaluate and pursue tariff refund opportunities where appropriate; however, the availability, amount, and timing of any additional refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments.
Operating Expenses. Total operating expenses were $204.6 million in the six months ended June 30, 2026, an increase of 10% or $19.1 million, compared to $185.5 million for the same period in 2025. The increase was primarily attributable to the acquisition of VOXX, which contributed approximately $18.9 million of additional operating expenses as a result of being included in the Company's consolidated results for the full six-month period in 2026, compared to only three months in the comparable 2025 period. The increase also included $2.8 million of impairment charges and severance expenses of $1.0 million.

E, R & D for the six months ended June 30, 2026 increased by $3.5 million, compared to the same period in 2025, primarily due to increased staffing costs, engineering-related professional fees, and the acquisition of VOXX, which was completed on April 1, 2025. As a result, VOXX-related research and development expenses were included in the Company's consolidated results for the full six-month period in 2026, compared to only three months in the comparable 2025 period.
.
S, G & A for the six months ended June 30, 2026 increased $21.4 million to $99.8 million, when compared to $78.4 million for the same period in 2025. S, G & A was approximately 8% of net sales in the six months ended June 30, 2026, and approximately 6% of net sales in the same period in 2025. S, G & A increased on a period over period basis primarily due to the VOXX acquisition, as VOXX was included in the Company's operations for the entire six month year to date period, compared to only three months of the same prior year six month period.
Total Other (Loss) Income, Net. Total other loss, net, for the six months ended June 30, 2026, was $10.1 million, compared to a net loss of $2.4 million for the same period last year. During the six months ended June 30, 2026, the total other loss, net, included impairments of $12.2 million related to two of the Company's technology investments, as well as credit loss reserves of $5.0 million related to loans receivable. In comparison, the six months ended June 30, 2025, included a loss of $6.2 million resulting from a loss due to impairment of one of the Company's technology investments.
Provision for Income Taxes. The effective tax rate was 16.6% for the six months ended June 30, 2026, compared to 16.8% for the same period of 2025. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDDEI deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex Corporation for the six months ended June 30, 2026 increased by $22.2 million or 12% to $213.1 million, compared to $190.5 million in the same period last year. The increase in net income for the six months ended June 30, 2026, was primarily the result of higher income from operations partially offset by higher operating expenses compared to the same prior period.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex for the six months ended June 30, 2026 of $1.00, compared to earnings per diluted share of $0.85 for the six months ended June 30, 2025.
NON-GAAP FINANCIAL MEASURES:
Financial information for the three and six months ended June 30, 2026 is provided in accordance with GAAP. In addition, the Company believes that it is useful for the three and six months ended June 30, 2026 to provide certain non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Other (Loss) Income, Adjusted Net Income Attributable to Gentex Corporation, and

Adjusted Earnings per Share, with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" table below. This non-GAAP financial information allows investors to evaluate current performance in the Company's business in relation to historical performance by excluding the impact of certain inventory purchase price step-up adjustment, impairment charges, acquisition related costs, and severance costs set forth in the table below.
Beginning in the first quarter of 2026, the Company revised its non-GAAP presentation to include Adjusted Other (Loss) Income. As a result, prior period non-GAAP measures presented herein have been revised to conform to current presentation. Management believes the revised presentation enhances period over period comparability and provides investors with a more consistent review of Company performance. These revisions affect only the presentation of non-GAAP measures and do not affect the Company's previously reported GAAP results.
The Company believes that the presentation of these non-GAAP financial measures provides insight into the Company's core performance and trends with respect to the same. Management of the Company similarly uses such non-GAAP financial measures in assessing the business internally. A reconciliation of Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Other (Loss) Income, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share to the most directly comparable GAAP measures is provided in the "Reconciliation of non-GAAP Measures" tables below. Like all non-GAAP financial measures, these non-GAAP measures are intended to supplement, not to replace, GAAP measures. All non-GAAP financial measures are subject to inherent limitations because not all of the expenses required by GAAP are included.

Reconciliation of Non-GAAP Measures
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Gross Profit - GAAP	240,997,727	225,290,903	469,624,641	417,024,490
Inventory purchase price step-up adjustments pursuant to ASC 805	$—	2,498,442	—	2,498,442
Adjusted Gross Profit - (Non-GAAP)	$240,997,727	$227,789,345	$469,624,641	$419,522,932

Gross Margin - GAAP	37.0%	34.2%	35.4%	33.8%
Adjusted Gross Margin - (Non-GAAP)	37.0%	34.6%	35.4%	34.0%

Operating Expenses - GAAP	$99,659,333	$106,770,768	$204,626,328	$185,517,249
Less:
Impairment Charge - Intangible Assets	—	—	2,800,000	—
Acquisition Related Costs	—	2,473,051	—	2,473,051
Severance Costs	362,871	6,784,136	1,085,413	9,673,248
Adjusted Operating Expenses - (Non-GAAP)	$99,296,462	$97,513,581	$200,740,915	$173,370,950

Income from Operations - GAAP	$141,338,394	$118,520,135	$264,998,313	$231,507,241
Less:
Inventory purchase price step-up adjustments pursuant to ASC 805	—	2,498,442	—	2,498,442
Impairment Charge - Intangible Assets	—	—	2,800,000	—
Acquisition Related Costs	—	2,473,051	—	2,473,051
Severance Costs	362,871	6,784,136	1,085,413	9,673,248
Adjusted Income from Operations - (Non-GAAP)	$141,701,265	$130,275,764	$268,883,726	$246,151,982

Other (Loss) Income - GAAP	$(4,509,704)	$(3,049,996)	$(10,122,061)	$(2,409,520)
Less:
Impairment Charge - Technology Investment	(9,423,773)	(6,182,000)	(12,163,239)	(6,182,000)
Adjusted Other (Loss) Income - (Non-GAAP)	$4,914,069	$3,132,004	$2,041,178	$3,772,480

Adjusted Net Income and Adjusted Earnings per Share: Adjusted Net Income Attributable to Gentex Corporation and Adjusted Earnings per Share are also presented as supplemental measures of the Company's performance for the same reasons set forth above. Adjusted Net Income is defined as Net Income adjusted for inventory purchase price step-up adjustment, impairment charges, acquisition related costs and severance costs during the second quarter of

2026 and 2025, as applicable. Adjusted Earnings per Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.

Reconciliation of Non-GAAP Measures (continued)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Income Attributable to Gentex Corporation - GAAP	$114,689,417	$96,039,584	$213,144,560	$190,913,629
Inventory purchase price step-up adjustments pursuant to ASC 805, net of tax	—	2,068,710	—	2,077,779
Impairment Charges - Intangible Assets, net of tax	—	—	2,335,618	—
Acquisition Related Costs, net of tax	—	2,047,686	—	2,056,663
Severance Costs, net of tax	302,816	5,617,265	905,396	8,044,561
Impairment Charges - Technology Investment, net of tax	7,864,154	5,118,696	10,145,956	5,141,136
Adjusted Net Income Attributable to Gentex Corporation - (Non-GAAP)	$122,856,387	$110,891,941	$226,531,530	$208,233,768

Adjusted Earnings Per Share:
Basic	$0.58	$0.50	$1.06	$0.92
Diluted	$0.58	$0.50	$1.06	$0.92

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of June 30, 2026 were $233.4 million, an increase of $87.8 million, compared to $145.6 million as of December 31, 2025. The increase was primarily due to cash flows from operations, including increases in accounts payable and accrued liabilities, partially offset by cash outflows related to share repurchases, dividend payments, capital expenditures, and investment purchases during the six months ended June 30, 2026.
Short-term investments as of June 30, 2026 were $9.4 million, an increase from $5.4 million as of December 31, 2025, and long-term investments were $238.5 million as of June 30, 2026, down from $273.0 million as of December 31, 2025.
Accounts receivable as of June 30, 2026 increased approximately $17.8 million compared to December 31, 2025, primarily due to the timing of customer payments during the six months ended June 30, 2026.
Inventories as of June 30, 2026 were $519.0 million, compared to $516.3 million as of December 31, 2025, primarily due to an increase in work-in-process inventory at June 30, 2026.
Accounts payable as of June 30, 2026 decreased approximately $0.7 million to $248.3 million, compared to December 31, 2025, primarily driven by timing of payments within the period.
Accrued liabilities as of June 30, 2026 increased approximately $18.4 million compared to December 31, 2025, primarily due to an increase in income taxes payable.
Cash flow from operating activities for the six months ended June 30, 2026 increased $7.0 million to $321.7 million, compared with $314.6 million during the same period last year, primarily due to changes in working capital. Operating cash flow for the first six months of 2026 was the highest first-half operating cash flow in the Company's history. The Company continues to benefit from strong profitability, disciplined working capital management, and cash generation, which supported ongoing investments in growth initiatives, share repurchases, and dividend payments during the period.
Capital expenditures for the six months ended June 30, 2026 were approximately $36.2 million, compared with approximately $67.8 million for the same period last year. The decrease was in part due to the timing of completion and commencement of projects.
The Company believes its existing and planned facilities are suitable, adequate, and have sufficient capacity to support current operations and anticipated near-term business needs. The Company continues to evaluate its longer-term facility requirements as part of its ongoing strategic planning process.

Based on current product mix, the Company estimates it has annual manufacturing capacity of approximately 42 million to 45 million interior automatic-dimming mirror units and 19 million to 22 million exterior mirror units. The Company continually evaluates equipment capacity and invests in additional equipment as needed to support customer demand and future growth.

Management believes that current working capital, long-term investments, internally generated cash flow, available borrowing capacity under its Credit Agreement, and overall creditworthiness will be sufficient to fund anticipated operating, investing, and financing needs for the foreseeable future, including existing contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	June 30, 2026	December 31, 2025
Working Capital	$825,814,209	$740,891,499
Fixed Income Long-Term Investments	103,069,593	108,145,410
Total	$928,883,802	$849,036,909
The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and six months ended June 30, 2026, the Company repurchased 2,696,740 and 5,949,436 shares respectively. The Company has 29,912,872 shares remaining under the plan as of June 30, 2026, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE
During the second quarter of 2026, the Company continued to execute on strategic growth initiatives across its Automotive Products and Premium Audio segments. More than 75% of the Company's automotive product launches during the quarter included advanced-feature content, led by HomeLink®, Full Display Mirror® ("FDM"), Driver Monitoring Systems ("DMS"), In-Cabin Monitoring Systems ("ICMS"), and advanced exterior mirror programs.

FDM adoption continued to expand globally through new vehicle platform launches. First-half 2026 FDM shipments remained consistent with the Company's previously communicated expectation of year-over-year growth of approximately 200,000 to 400,000 units. The Company also expanded shipments of its DMS and ICMS technologies through new vehicle launches with BMW and Kia and continued to advance discussions with additional customers.

Within the Premium Audio segment, the Company continued integration activities following the acquisition of VOXX and made progress toward previously established profitability objectives through operational improvement initiatives, cost management efforts, and product innovation. During the quarter, Klipsch and Onkyo introduced several new products, while the VOXX and PAC businesses continued to develop new product categories and customer relationships intended to support future growth.

The Company also continued advancing plans for a manufacturing facility in Morocco to support increasing customer demand for regional production capabilities in Europe. During the quarter, the Company signed a letter of intent, selected a site location, and continued development activities toward a targeted start of production in 2028.

The Company remains focused on innovation, operational efficiency, quality, gross margin expansion, operating expense management, and disciplined capital allocation. Investments in emerging technologies and product categories, including dimmable visors and sunroofs, fourth-generation FDM, DMS and ICMS technologies, advanced manufacturing capabilities, and other market expansion initiatives, are expected to support future growth opportunities.

In addition, the Company continued to advance its electronics contract manufacturing initiative. Increased interest in localized manufacturing has generated opportunities to leverage the Company's electronics manufacturing expertise. The Company currently manufactures between 40 million and 50 million electronic modules annually for customers across the automotive, fire protection, aerospace, and medical device industries. The Company remains engaged with prospective customers regarding advanced electronics manufacturing opportunities and expects to continue development activities related to potential future program awards.
PRODUCT UPDATE
Mirror Systems
In 2024, the United Nations Economic Commission for Europe ("UN ECE") established the Task Force on Glare Prevention ("TF-GP") to evaluate the impact of glare from vehicle headlamps on road safety and to consider potential regulatory and technical recommendations related to glare mitigation. The task force is assessing the prevalence and effects of headlamp glare and developing recommendations intended to improve driver visibility and safety. The Company believes its auto-dimming rearview mirror technologies may be well-positioned to address certain glare-reduction objectives that could result from future industry standards or regulatory developments
Camera Systems
Gentex's Full Display Mirror® (FDM) continues to be a key contributor to revenue and remains one of the Company's most successful advanced vision products. FDM combines a traditional auto-dimming rearview mirror with an integrated digital display and camera system, allowing drivers to switch between a conventional reflective mirror and a live video view from a rear-facing camera. This dual-mode functionality provides a wider, less obstructed field of vision while maintaining the familiarity and safety benefits of a traditional mirror. The ability to seamlessly revert to mirror mode remains an important feature for both customer preference and vehicle safety requirements.

Since its initial production launch in 2015, FDM has evolved to include additional imaging and display capabilities. In 2020, the Company introduced Digital Video Recording (DVR) functionality, enabling simultaneous recording from forward- and rear-facing cameras. In 2025, Gentex launched its next-generation FDM platform featuring Dynamic View Assist, which uses higher-resolution imaging and advanced software to automatically optimize the displayed view based on driving conditions. Features include dynamic view expansion, reverse-view enhancement, and picture-in-picture functionality designed to improve driver awareness and usability.

Building on its expertise in optics, cameras, displays, and image processing, Gentex has also developed camera-based visibility solutions that extend beyond rear vision applications. These systems can integrate video feeds from multiple vehicle-mounted cameras, including cameras housed within exterior mirrors, to provide enhanced rearward and sideward visibility. As vehicle architectures continue to evolve and regional regulations increasingly permit camera-

based visibility systems, Gentex remains well-positioned to support a range of customer requirements with both traditional mirror-based and camera-enabled solutions.

The Company's Driver Monitoring Systems (DMS) and In-Cabin Monitoring Systems (ICMS) continue to progress in line with our long-term growth expectations. These technologies utilize advanced camera and sensing systems to monitor driver attention, occupant presence, and in-cabin activity in support of vehicle safety objectives and emerging regulatory requirements. During the second quarter of 2026, we began shipping DMS and ICMS products on new vehicle programs with BMW and Kia, while continued shipments to Rivian, Volvo, and Polestar contributed to year-over-year revenue growth. We continue to expand our customer base and believe these technologies represent meaningful opportunities for long-term growth as in-cabin sensing adoption increases across the automotive industry.

While camera-based visibility technologies are expected to gain broader adoption over time, we believe mirrors remain a highly effective, reliable, and cost-efficient solution for many applications. Nevertheless, we continue to invest in camera, imaging, sensing, and display technologies to support evolving customer requirements and emerging vehicle architectures. As adoption of camera-based systems, advanced driver assistance technologies, and automated driving features continues to increase, competition within these markets is expected to grow.
Connected Car
HomeLink® remains the automotive industry's leading vehicle-to-home automation solution and is one of the Company's longest-standing and most widely adopted products. Integrated into the vehicle, HomeLink® enables drivers to conveniently operate garage doors, security gates, home lighting, and other radio-frequency-controlled devices through in-vehicle controls. Its broad compatibility, ease of use, and proven reliability have contributed to widespread adoption across a diverse range of vehicle platforms and manufacturers.

Building on the success of HomeLink®, the Company introduced HomeLink Connect®, a smartphone-enabled platform that expands vehicle-to-home connectivity through cloud-based integration. HomeLink Connect® allows users to trigger customized home automation functions directly from the vehicle, including control of smart locks, security systems, thermostats, lighting, and other connected devices. By leveraging smartphone and cloud connectivity, the platform provides automakers with a flexible and secure approach to home automation without requiring integration of third-party software into vehicle systems. In 2021, Volkswagen became the first automaker to launch a Bluetooth®-enabled mirror integrated with HomeLink Connect® functionality.

The Company has also expanded its connectivity portfolio through its Integrated Toll Module® (ITM®), a vehicle-integrated tolling solution developed in partnership with TransCore. ITM® enables motorists to access electronic tolling networks without the need for a traditional windshield-mounted transponder, allowing toll collection functionality to be seamlessly incorporated into the vehicle. The Company's mirror-mounted solution simplifies travel across tolling networks while supporting interoperability across transportation systems in North America. Today, ITM® is featured on multiple Audi platforms as well as the Mercedes-Benz EQS. In recognition of its innovation and commercial success, ITM® received an Automotive News PACE Award in 2020.

The Company continues to invest in advanced biometric technologies designed to enhance vehicle security, personalization, and connected services. Its biometric authentication platform utilizes iris recognition technology to securely identify vehicle occupants and enable personalized vehicle settings, including mirror positions, seating configurations, infotainment preferences, and climate controls. The technology also has potential applications in vehicle access, start authorization, tolling transactions, and future mobility services. Over time, the Company intends to leverage biometric authentication across multiple product platforms, including HomeLink® and HomeLink Connect®, to further enhance convenience, security, and personalization for vehicle occupants.

As vehicles become increasingly connected and software-defined, the Company believes its expertise in electronics, sensing, connectivity, and integrated vehicle systems positions it to address evolving customer requirements while expanding opportunities beyond its traditional mirror product portfolio.

Dimmable Products

The Company's dimmable glass technologies support both aerospace and automotive applications. The Company's variable dimmable window technology is currently featured on the Boeing 787 Dreamliner family and has also been selected for the Boeing 777X and Airbus A350 programs. Production shipments for the Boeing 777X began in 2019, while Airbus commenced production of aircraft equipped with the Company's optional dimmable window technology on the A350 platform in 2021. The Company continues to engage with aircraft manufacturers regarding additional opportunities for its dimmable window technology and related aerospace applications. These programs demonstrate the Company's ability to leverage its expertise in electro-optical technologies across multiple transportation markets.

The Company continues to expand its portfolio of dimmable glass technologies beyond aerospace and traditional automotive mirror applications. During 2026, the Company was awarded its first production program for its Dimmable

Visor technology, with start of production currently expected in 2027. The product leverages the Company's electrochromic technology to reduce glare while maintaining driver visibility and represents a new application of the Company's core dimmable glass expertise. The Company also continues to advance development of its Large Area Device ("LAD") technologies for automotive glazing applications, including panoramic roof and other large-area dimmable glass solutions. Current development efforts remain focused on product performance, durability, and manufacturing scalability as the Company works toward future commercialization opportunities
Medical
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
Biometric Products
The Company continues to expand its presence in the biometric authentication market through strategic acquisitions and investments that leverage its expertise in optics, imaging, sensing, and software technologies. Biometric solutions are increasingly being adopted across automotive, security, healthcare, aerospace, and enterprise applications to enhance security, improve user convenience, and enable personalized experiences.

In 2024, the Company acquired GalvanEyes, LLC, the managing partner and 50% owner of the BioCenturion joint venture. BioCenturion develops biometric authentication solutions designed to secure physical and digital environments through advanced identity verification technologies. The business possesses a substantial intellectual property portfolio, including more than 100 granted and pending patents, supporting secure, high-speed, touchless authentication across multiple industries and use cases.

The Company's acquisition of VOXX International on April 1, 2025, included a majority ownership interest in EyeLock®, a leader in iris biometric authentication technology. Following the subsequent acquisition of the remaining EyeLock® interest in August 2025, the Company obtained full ownership of both EyeLock® and BioCenturion. These acquisitions provide the Company with access to a robust portfolio of biometric technologies and intellectual property that can be applied across its automotive, aerospace, medical, and security markets. The Company believes iris recognition remains one of the most secure and accurate forms of biometric authentication and offers significant opportunities for future product integration and expansion.

In July 2025, the Company further strengthened its biometric platform through the acquisition of BioConnect, a provider of multi-modal biometric authentication and identity management solutions. BioConnect serves customers across a variety of industries, offering secure access control solutions for both physical facilities and digital environments. The acquisition expands the Company's software and identity management capabilities and complements its existing biometric technologies.

The Company believes the combination of biometric hardware, software, and identity management solutions positions it to participate in the growing demand for secure authentication technologies across a broad range of industries. As digital security requirements continue to evolve, the Company intends to leverage these capabilities to develop new applications and enhance existing products through the integration of advanced biometric authentication and identity management technologies.
Fire Protection
During 2025, the Company began shipments of its PLACE® product line. PLACE® is a suite of advanced smoke and carbon monoxide alarms designed to enhance residential safety through room-specific functionality and mobile application connectivity. The product line incorporates an industry-first low-frequency sounder intended to improve alarm effectiveness for certain populations, including children, deep sleepers, and individuals with hearing impairments, and is designed to support evolving residential safety standards and code requirements. The Company believes the PLACE®

product portfolio expands its presence in the residential safety market while leveraging its long-standing expertise in fire protection technologies.
Premium Audio Products
As a result of the VOXX acquisition completed on April 1, 2025, the Company expanded its portfolio of consumer technology, premium audio, and connected home products. The acquired product lines complement the Company's existing businesses and provide opportunities to further expand its presence in adjacent consumer and residential technology markets.

Following the acquisition of VOXX International Corporation on April 1, 2025, the Company continues to integrate and expand its premium audio, consumer technology, and connected home product offerings. During the first quarter of 2026, the Company's premium audio brands, including Klipsch®, Onkyo®, and Integra®, launched several new products that were featured at CES 2026, including The Fives®, The Sevens®, and The Nines® powered speaker systems. During the second quarter of 2026, the Company's premium audio brands continued to introduce new products across multiple categories. Klipsch launched products including limited-edition offerings such as the kO-R2 and Odyssey edition Detroit Bluetooth speaker, as well as the Rebellion bookshelf loudspeaker within its Heritage Series portfolio. Onkyo introduced the Muse high-power amplifier and limited-edition 80th Anniversary Creator Series powered monitors. The Company believes these product introductions reflect its continued focus on innovation, product development, and brand expansion across its premium audio portfolio as it works to realize the strategic and financial benefits of the VOXX acquisition.
OTHER
Automotive revenues represented approximately 86% of the Company's total revenue during the six months ended June 30, 2026, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and other automotive electronics. The Company continues to experience changes in regional vehicle production and customer demand patterns, including ongoing competitive pressures and lower production levels within certain international markets, particularly China.
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
The Company believes that its patents and trade secrets provide it with a competitive advantage in dimmable devices, electronics, and other features that it offers for the automotive, premium audio, fire protection, aerospace, medical, consumer electronics, and access and control, and biometrics industries. Claims of patent infringement, however, can be costly and time-consuming to address. To that end, the Company obtains intellectual property rights in the ordinary course of business to strengthen its intellectual property portfolio and to minimize risks of infringement.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Unaudited Condensed Consolidated Financial Statements.

OUTLOOK
The Company's light vehicle production forecasts for the third quarter of 2026 and full years 2026 and 2027 are based on the mid-July 2026 Mobility Global outlook for North America, Europe, Japan/Korea, and China (see table below). Based on this outlook, global light vehicle production is expected to decline approximately 2% in the third quarter of 2026 compared to the same prior-year period and approximately 3% for the full year 2026 compared to 2025.

While global light vehicle production is currently expected to remain relatively flat in 2027, the Company anticipates continued weakness in its primary automotive markets of North America, Europe, and Japan/Korea. Any forecasted growth in global vehicle production is expected to be driven primarily by emerging markets, including China and other developing regions.

Forecasted vehicle production volumes for the third quarter of 2026 and calendar years 2026 and 2027 are presented in the table below.

Light Vehicle Production (per S&P Global Mobility mid-July light vehicle production forecast)
(in Millions)
Region	Q3 2026	Q3 2025	% Change	Calendar Year 2027	Calendar Year 2026	Calendar Year 2025	2027 vs 2026 % Change	2026 vs 2025 % Change
North America	3.87	3.97	(3)%	15.02	15.06	15.27	—%	(1)%
Europe	3.85	3.87	(1)%	16.88	16.90	17.05	—%	(1)%
Japan and Korea	2.92	2.93	—%	11.42	11.95	12.07	(4)%	(1)%
China	8.11	8.36	(3)%	31.93	31.58	33.10	1%	(5)%
Total Light Vehicle Production	18.75	19.13	(2)%	75.25	75.49	77.49	—%	(3)%

Based on actual results for the first six months of 2026, the updated Mobility Global light vehicle production forecast, and the Company's current expectations for its Automotive, Premium Audio, and Other product categories, the Company is updating certain elements of its full-year 2026 guidance, as outlined below. The updated guidance reflects the anticipated impact of all known tariffs in effect as of July 24, 2026.
2026 Annual Guidance (as of July 24, 2026)
•Consolidated Revenue: $2.65 – $2.75 billion (no change)
•Gross Margin: 34.5% – 35.5% (previously 34% - 35%)
•Operating Expenses (excluding severance and impairments): $405 – $415 million (previously $410 - $420m)
•Tax Rate: 16% – 17% (previously 16% - 18%)
•Capital Expenditures: $115 – $125 million (previously $125 - $140 million)
•Depreciation & Amortization: $100 – $110 million (no change)
Based on the mid‑July 2026 Mobility Global light‑vehicle production forecast and the Company’s expectations for Automotive, Premium Audio, and Other Product sales, the Company continues to expect calendar-year 2027 revenue to range between $2.80 billion and $2.90 billion.
Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of tariffs already in place, and potential additional future tariffs, trade restrictions, and retaliatory measures; the conflict involving Iran; the Ukraine-Russia war; the Israel-Hamas war; light vehicle production levels; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates, especially in Europe, Asia and North America; OEM strategies and cost pressures; supply chain constraints: customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and will further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.
In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of June 30, 2026, the Company had 29.9 million shares remaining available for repurchase under the previously announced share repurchase plan.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, changes in interest rates, commodity price risk, and foreign currency exchange rates. For the quarter ended June 30, 2026, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2025, are set forth herein.
Interest Rate Risk
Fluctuating interest rates and securities prices could negatively impact the Company's financial performance as a result of realized losses on the sale of fixed income investments and/or realized losses due to an impairment adjustment on investment securities. The Company is exposed to interest rate risk primarily through its available-for-sale security portfolio, which consists mainly of investment-grade debt securities. Changes in interest rates may affect the fair value of these investments. Though the Company does have a short-term borrowing, such debt bears interest at a fixed rate. As such, changes in market interest rates will not materially affect any such interest expense. The Company did not have an outstanding balance related to its revolving credit facility at June 30, 2026, or December 31, 2025. Management does not believe that interest rate risk at the current time has any particular material impact on the Company’s financial condition, results of operations, or cash flows.
Commodity Price Risk
In the ordinary course of business, the Company has exposure to commodity price fluctuations related to the purchases of certain materials used in its manufacturing operations. Such materials used in manufacturing operations are increasing in price based on competitive market conditions. The Company has established pricing terms with customers through contracts or similar arrangements, so the ability to increase prices of its products to offset the increased costs of materials can be limited. The Company does not currently enter into derivative financial instruments associated with commodities.
Foreign Currency Exchange Rates
A portion of the Company's operations consist of activities outside of the U.S. As a result, the Company has currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of international financial results into the U.S. dollar. A substantial majority of the Company's operations and investment activities are transacted in the U.S. and in U.S. dollars. Less than 10% of Company revenues for the six months ended June 30, 2026, and 2025, were earned in non-U.S. dollar denominated currencies. As of June 30, 2026, the Company has no outstanding foreign currency forward contracts entered into to manage exposure to U.S. dollar-denominated transactions for risk management purposes. Management does not believe that foreign currency exchange rate risk, including the use of such forward contracts, currently has a material impact on the Company’s financial condition, results of operations, or cash flows.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Unaudited Condensed Consolidated Financial Statements.
Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the six months ended June 30, 2026, the Company repurchased 5.9 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 5,949,436 shares during the six months ended June 30, 2026, the Company had 29,912,872 shares remaining under the plan as of June 30, 2026.

The following is a summary of share repurchase activity during each month of the six months ended June 30, 2026:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2026	—	$—	—	35,862,308
February 2026	212,421	$24.42	75,001	35,649,887
March 2026	3,040,275	$21.85	3,040,275	32,609,612
1st Quarter 2026 Total	3,252,696	$22.01	3,115,276

April 2026	—	$—	—	32,609,612
May 2026	1,345,627	$23.48	1,345,627	31,263,985
June 2026	1,351,113	$25.48	1,351,113	29,912,872
2nd Quarter 2026 Total	2,696,740	$24.48	2,696,740

2026 Total	5,949,436		5,812,016	29,912,872
(1) In the first quarter of 2026, the Company acquired 137,420 shares of common stock withheld for settlement of payroll taxes related to stock-based compensation awards that vested during the quarter for eligible employees. These shares were acquired at an average price of $24.89 per share for a total purchase price of $3.4 million.

As of June 30, 2026, the Company has repurchased 182,086,856 shares at a total cost of $3,409,452,666 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	August 4, 2026	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	August 4, 2026	/s/ Kevin C. Nash
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