Form 10-Q
period 2026-09-30
GENTEX CORP
filed 2026-11-06
CIK 355811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding, October 23, 2026
Common Stock, $.06 Par Value	205,326,516

GENTEX CORPORATION AND SUBSIDIARIES
For the Three and Nine Months Ended September 30, 2026
FORM 10-Q

PART I —FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2026 and December 31, 2025

	September 30, 2026 (Unaudited)	December 31, 2025 (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,444,273	$145,645,715
Short-term investments	9,225,472	5,386,566
Accounts receivable, net	404,572,897	368,517,569
Inventories, net	550,087,498	516,253,617
Prepaid expenses and other	80,554,516	92,631,001
Total current assets	1,180,884,656	1,128,434,468

PLANT AND EQUIPMENT—NET	775,713,271	790,935,378

OTHER ASSETS
Goodwill	360,854,260	357,211,919
Long-term investments	233,639,174	272,975,939
Intangible assets, net	180,793,694	189,341,387
Deferred tax asset	118,557,294	108,338,592
Patents and other assets, net	90,043,020	81,355,151
Total other assets	983,887,442	1,009,222,988
TOTAL ASSETS	$2,940,485,369	$2,928,592,834

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Accounts payable	$263,585,489	$248,983,498
Short-term debt	—	3,795,925
Accrued liabilities	140,840,012	134,763,546
Total current liabilities	404,425,501	387,542,969

OTHER NON-CURRENT LIABILITIES	50,945,536	49,209,006

DEFERRED INCOME TAXES	1,209,205	908,922

TOTAL LIABILITIES	456,580,242	437,660,897

REDEEMABLE NON-CONTROLLING INTEREST	—	3,102,213

SHAREHOLDERS’ INVESTMENT
Common stock	12,320,553	12,926,701
Additional paid-in capital	999,679,957	1,008,589,267
Retained earnings	1,473,194,845	1,466,046,002
Accumulated other comprehensive income (loss)	(1,290,228)	267,754
TOTAL SHAREHOLDERS' INVESTMENT	2,483,905,127	2,487,829,724
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, AND SHAREHOLDERS' INVESTMENT	$2,940,485,369	$2,928,592,834

Note: The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$647,709,651	$655,236,055	$1,974,452,482	$1,889,867,355

COST OF GOODS SOLD	431,378,974	430,069,318	1,288,497,162	1,247,676,128
Gross profit	216,330,677	225,166,737	685,955,320	642,191,227

OPERATING EXPENSES:
Engineering, research and development	51,568,685	52,634,707	152,480,305	150,030,348
Selling, general & administrative	45,925,812	49,686,902	145,755,108	128,135,262
Impairment charges (Note 3)	3,000,000	—	5,800,000	—
Severance expense	776,979	518,190	1,862,392	10,191,438
Total operating expenses	101,271,476	102,839,799	305,897,805	288,357,048

Income from operations	115,059,201	122,326,938	380,057,515	353,834,179

OTHER (LOSS) INCOME
Investment (loss) income, net	(1,742,858)	542,055	(7,394,435)	1,788,679
Other, net	(6,099,619)	(2,298,285)	(10,570,104)	(5,954,429)
Total other (loss) income, net	(7,842,477)	(1,756,230)	(17,964,539)	(4,165,750)

INCOME BEFORE PROVISION FOR INCOME TAXES	107,216,724	120,570,708	362,092,976	349,668,429

PROVISION FOR INCOME TAXES	16,651,840	19,684,004	58,923,261	58,257,230

NET INCOME	$90,564,884	$100,886,704	$303,169,715	$291,411,199
Less: Net loss attributable to non-controlling interests	—	(81,206)	(539,730)	(470,340)
NET INCOME ATTRIBUTABLE TO GENTEX CORPORATION	$90,564,884	$100,967,910	$303,709,445	$291,881,539

EARNINGS PER SHARE ATTRIBUTABLE TO GENTEX CORPORATION: (1)
Basic	$0.43	$0.46	$1.44	$1.31
Diluted	$0.43	$0.46	$1.44	$1.31

Cash Dividends Declared per Share	$0.120	$0.120	$0.360	$0.360

(1) Earnings Per Share has been adjusted to exclude the portion of net income allocated to participating securities as a result of share-based payment awards.

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income from consolidated operations	$90,564,884	$100,886,704	$303,169,715	$291,411,199

Other comprehensive income before tax:
Foreign currency translation adjustments	(678,630)	872,761	1,349,699	2,636,542
Unrealized gains (losses) on derivatives	1,309	147,094	734,645	(1,098,273)
Unrealized gains (losses) on debt securities, net	(2,940,924)	(301,948)	(4,415,254)	2,524,319

Other comprehensive income (loss), before tax	(3,618,245)	717,907	(2,330,910)	4,062,588

Income tax impact related to components of other comprehensive income (loss)	(617,319)	(32,519)	(772,928)	299,470

Other comprehensive income (loss), net of tax	(3,000,926)	750,426	(1,557,982)	3,763,118

Comprehensive income from consolidated operations	$87,563,958	$101,637,130	$301,611,733	$295,174,317
Net loss attributable to non-controlling interests	—	(81,206)	(539,730)	(470,340)
Comprehensive income attributable to Gentex Corporation	$87,563,958	$101,718,336	$302,151,463	$295,644,657

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Three Months Ended September 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JULY 1, 2026	210,708,050	$12,642,483	$1,008,061,267	$1,515,686,310	$1,710,698	$2,538,100,758	$—	$2,538,100,758
Issuance of common stock from stock plan transactions	288,585	17,315	1,196,240	—	—	1,213,555	—	1,213,555
Repurchases of common stock	(5,654,089)	(339,245)	(23,803,716)	(108,416,145)	—	(132,559,106)	—	(132,559,106)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	9,636,043	—	—	9,636,043	—	9,636,043
Dividends declared ($0.12 per share)	—	—	—	(24,640,204)	—	(24,640,204)	—	(24,640,204)
Purchase of non-controlling interest in Onkyo joint venture			4,590,123			4,590,123		4,590,123
Net income (1)	—	—	—	90,564,884	—	90,564,884	—	90,564,884
Other comprehensive income (loss)	—	—	—	—	(3,000,926)	(3,000,926)	—	(3,000,926)
BALANCE AS OF SEPTEMBER 30, 2026	205,342,546	$12,320,553	$999,679,957	$1,473,194,845	$(1,290,228)	$2,483,905,127	$—	$2,483,905,127

BALANCE AS OF JULY 1, 2025	219,520,750	$13,171,245	$998,911,809	$1,421,351,763	$(3,396,649)	$2,430,038,168	$599,556	$2,430,637,724
Issuance of common stock from stock plan transactions	434,634	26,078	7,028,233	—	—	7,054,311	—	7,054,311
Repurchases of common stock	(1,003,580)	(60,215)	(4,044,427)	(24,178,827)	—	(28,283,469)	—	(28,283,469)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	10,436,395	—	—	10,436,395	—	10,436,395
Dividends declared ($0.12 per share)	—	—	—	(26,274,216)	—	(26,274,216)	—	(26,274,216)
Purchase of additional interest in BioCenturion LLC	—	—	525,301	—	—	525,301	(600,301)	(75,000)
Net income (1)	—	—	—	100,967,910	—	100,967,910	745	100,968,655
Other comprehensive income	—	—	—	—	750,426	750,426	—	750,426
BALANCE AS OF SEPTEMBER 30, 2025	218,951,804	$13,137,108	$1,012,857,311	$1,471,866,630	$(2,646,223)	$2,495,214,826	$—	$2,495,214,826
(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $0 and $81,206 for the three months ended September 30, 2026 and 2025, respectively (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
For the Nine Months Ended September 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Equity Attributable to Noncontrolling Interests	Total Shareholders’ Investment
BALANCE AS OF JANUARY 1, 2026	215,445,024	12,926,701	1,008,589,267	1,466,046,002	267,754	2,487,829,724	$—	$2,487,829,724
Issuance of common stock from stock plan transactions	1,501,047	90,063	5,136,312	—	—	5,226,375	—	5,226,375
Repurchases of common stock	(11,603,525)	(696,211)	(48,412,143)	(221,079,059)	—	(270,187,413)	—	(270,187,413)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	29,776,398	—	—	29,776,398	—	29,776,398
Dividends declared ($0.36 per share)	—	—	—	(75,481,543)	—	(75,481,543)	—	(75,481,543)
Purchase of non-controlling interest in Onkyo joint venture			4,590,123			4,590,123		4,590,123
Net income (1)	—	—	—	303,709,445	—	303,709,445	—	303,709,445
Other comprehensive income (loss)	—	—	—	—	(1,557,982)	(1,557,982)	—	(1,557,982)
BALANCE AS OF SEPTEMBER 30, 2026	205,342,546	$12,320,553	$999,679,957	$1,473,194,845	$(1,290,228)	$2,483,905,127	$—	$2,483,905,127

BALANCE AS OF JANUARY 1, 2025	227,207,472	$13,632,448	$1,010,440,420	$1,450,287,128	$(6,409,341)	$2,467,950,655	$4,149,000	$2,472,099,655
Issuance of common stock from stock plan transactions	1,550,327	93,020	13,245,032	—	—	13,338,052	—	13,338,052
Repurchases of common stock	(9,805,995)	(588,360)	(39,156,090)	(190,706,233)	—	(230,450,683)	—	(230,450,683)
Stock-based compensation expense related to stock options, employee stock purchases and restricted stock	—	—	26,596,685	—	—	26,596,685	—	26,596,685
Dividends declared ($0.36 per share)	—	—	—	(79,595,804)	—	(79,595,804)	—	(79,595,804)
Capital contributions, net	—	—	—	—	—	—	442,500	442,500
Fair value of non-controlling interest in EyeLock LLC	—	—	—	—	—	—	656,000	656,000
Purchase of additional interest in EyeLock LLC	—	—	525,301	—	—	525,301	(600,301)	(75,000)
Purchase of additional interest in BioCenturion LLC	—	—	1,205,963	—	—	1,205,963	(4,591,549)	(3,385,586)
Net income (loss) (1)	—	—	—	291,881,539	—	291,881,539	(55,650)	291,825,889
Other comprehensive income	—	—	—	—	3,763,118	3,763,118	—	3,763,118
BALANCE AS OF SEPTEMBER 30, 2025	218,951,804	$13,137,108	$1,012,857,311	$1,471,866,630	$(2,646,223)	$2,495,214,826	$—	$2,495,214,826

(1) Net income (loss) excludes net loss attributable to redeemable non-controlling interest of $539,730 and $470,340 for the nine months ended September 30, 2026 and 2025, respectively (see Note 16).

GENTEX CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from consolidated operations	$303,169,715	$291,411,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,105,576	78,808,967
Gain on disposal of assets	(2,136,342)	(161,501)
Loss on disposal of assets	21,952	13,243
Gain on sale of investments and technology investment income	(3,193,713)	(1,637,823)
Loss on sale of investments and technology investment losses	5,839,303	6,630,483
Reserve for credit losses	13,324,582	4,778,334
Deferred income taxes	(12,027,916)	(5,832,023)
Stock-based compensation expense related to employee stock options, employee stock purchases and restricted stock	29,776,398	26,596,685
Impairment charges - intangible assets	5,800,000	—
Impairment charges - investments	16,907,942	8,376,148
Change in operating assets and liabilities:
Accounts receivable, net	(36,055,328)	(30,771,806)
Inventories	(33,833,881)	35,148,302
Prepaid expenses and other	18,628,144	(6,400,676)
Accounts payable	12,191,656	52,627,156
Accrued liabilities, excluding dividends declared	10,268,984	2,040,885
Net cash provided by operating activities	405,787,072	461,627,573

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Activity in investments:
Sales proceeds	2,762,522	71,903,080
Maturities and calls	1,167,400	1,655,000
Purchases	(6,897,129)	(16,267,120)
Purchase of equity method investments	(4,360,584)	—
Plant and equipment additions	(56,229,828)	(103,418,837)
Proceeds from sale of plant and equipment	3,003,408	259,111
Acquisition of businesses, net of cash acquired	—	(156,291,615)
Loans to technology investment partners	(6,497,543)	(14,199,157)
Decrease (increase) in other assets	(3,760,965)	(925,381)
Net cash used for investing activities	(70,812,719)	(217,284,919)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Issuance of common stock from stock plan transactions	5,226,375	13,338,052
Cash dividends paid	(76,693,839)	(80,586,484)
Repurchases of common stock	(271,508,331)	(229,023,565)
Payment to redeem non-controlling interest	(1,200,000)	—
Net cash used for financing activities	(344,175,795)	(296,271,997)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,201,442)	(51,929,343)

CASH AND CASH EQUIVALENTS, beginning of period	145,645,715	233,318,766

CASH AND CASH EQUIVALENTS, end of period	$136,444,273	$181,389,423

	Nine Months Ended September 30,
SUPPLEMENTAL CASH FLOW DATA	2026	2025
Non-cash investing and financing activities:
Change in property and equipment in accounts payable and accrued expenses and other current liabilities	$(2,990,068)	$12,433,422

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of Gentex Corporation and Subsidiaries ("Gentex" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 270 for interim financial information, and in accordance with financial standards generally accepted in the United States of America ("GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's 2025 annual report on Form 10-K. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments considered necessary for a fair presentation of the financial position of the Company as of September 30, 2026, and the results of operations and cash flows for the interim periods presented.
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
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public business entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. In January 2025, the FASB issued ASU No. 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting these ASUs on the Consolidated Financial Statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("VIE"), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the guidance and the impact on its future Consolidated Financial Statements.
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

(3)    Goodwill and Other Intangible Assets
Goodwill represents the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The change in the carrying value of Goodwill by segment is as follows:

Amount
Automotive Products
Beginning balance as of January 1, 2026	$309,709,522
Period activity	—
Balance as of September 30, 2026 (1)	$309,709,522

Premium Audio Products
Beginning balance as of January 1, 2026	$12,713,758
Acquisitions (including measurement period adjustments) (see Note 16)	3,765,220
Balance as of September 30, 2026 (1)	$16,478,978

Other
Beginning balance as of January 1, 2026	$34,788,639
Foreign currency adjustment	(122,879)
Balance as of September 30, 2026	$34,665,760
Gross carrying value at September 30, 2026	$38,330,464
Accumulated impairment charges	(3,664,704)
Net carrying value at September 30, 2026	$34,665,760

Total Goodwill, net	$360,854,260
(1) The gross carrying values of goodwill in the Automotive Products and Premium Audio Products segments are equal to their net carrying values as there have been no impairments of goodwill within these segments.
In addition to annual impairment testing, which is performed as of the first day of the Company's fourth quarter, the Company regularly monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of goodwill or other intangible assets, thus resulting in the need for interim impairment testing, including: long-term revenue growth projections; profitability; discount rates; recent market valuations from transactions by comparable companies; volatility in the Company's market capitalization; and general industry, market, and macroeconomic conditions. No such events or circumstances that might negatively impact the key assumptions related

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to goodwill were observed during the third quarter of 2026 and, as such, nothing indicated the need for interim impairment testing.
During the first quarter of 2026, as a result of costs to develop the Company's In-Process Research and Development ("In Process R&D") continuing to exceed original estimates, as well as delays in the expected timing of commercialization of the related technology, management approved and began executing a plan to cease operations at the facility where its Vaporsens In-Process R&D activities were conducted. This plan included the termination of substantially all employees associated with those activities. As a result, the Company discontinued further development of the underlying technology and shifted its strategy to the potential sale of the related assets. These actions represented a significant adverse change in the extent and manner in which the In-Process R&D was expected to be used and in its projected future cash flows, indicating that the carrying value of the assets may not be recoverable. Accordingly, the Company recorded an impairment charge of $2.8 million in the first quarter of 2026, to reduce the carrying amount of the assets to their estimated fair value. The estimated fair value was determined based on the Company's estimate of the expected selling price of the assets, taking into consideration available market information and indicative third-party interest, as applicable. During the third quarter of 2026, based on additional information obtained through the Company's ongoing efforts to sell such assets, the Company determined that the estimated fair value of the assets had further declined and recorded an additional impairment charge of approximately $3.0 million to fully impair the remaining carrying value of such assets. In total, the Company recorded impairment charges of approximately $5.8 million related to these assets during the nine months ended September 30, 2026.
The Company's patents and intangible assets and related changes in carrying values are set forth in the tables below, including the Vaporsens In-Process R & D, which has been previously disclosed.
As of September 30, 2026:

Other Intangible Assets	Gross	Accumulated Amortization	Net	Assumed Useful Life
Gentex Patents	$40,728,298	$(29,533,071)	$11,195,227	Various

Other Intangible Assets
HomeLink® Trade Names and Trademarks	$52,000,000	$—	$52,000,000	Indefinite
HomeLink® Technology	180,000,000	(180,000,000)	—	12 years
Existing Customer Platforms	43,000,000	(43,000,000)	—	10 years
Exclusive Licensing Agreement	96,000,000	—	96,000,000	Indefinite
BioCenturion LLC ("BioCenturion") Trade Names and Trademarks	640,000	(122,667)	517,333	10 years
BioCenturion Developed Technology	2,300,000	(367,361)	1,932,639	12 years
eSight Developed Technology	12,000,000	(2,916,667)	9,083,333	12 years
eSight Trade Names and Trademarks	870,000	(211,458)	658,542	12 years
BioConnect Trade Names and Trademarks	846,322	(91,971)	754,351	12 years
BioConnect Developed Technology	5,289,513	(574,818)	4,714,695	12 years
BioConnect Customer Relationships	1,692,645	(183,942)	1,508,703	10 years
Argil Developed Technology	6,278,132	(523,178)	5,754,954	12 years
Air-Craftglass Developed Technology	1,507,778	(219,884)	1,287,894	12 years
Guardian Trade Names	1,300,000	(243,750)	1,056,250	12 years
Guardian Developed Technology	6,800,000	(1,275,000)	5,525,000	12 years
Total Other Intangible Assets	$410,524,390	$(229,730,696)	$180,793,694

Total Patents & Other Intangible Assets	$451,252,688	$(259,263,767)	$191,988,921

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
Amortization expense of patents and intangible assets was approximately $1.2 million and $3.6 million during the three and nine months ended September 30, 2026, respectively, compared to approximately $4.6 million and $13.9 million during the three and nine months ended September 30, 2025, respectively.
Excluding the impact of any future acquisitions, the Company estimates amortization expense to be approximately $1.2 million for the remainder of the year ending December 31, 2026, $5 million for each of the years ending December 31, 2027, December 31, 2028, and December 31, 2029 respectively, and $4 million for each of the years ended December 31, 2030, and December 31, 2031, respectively.

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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity Method Investment - ASA
The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), that was obtained in conjunction with the acquisition of VOXX International Corporation ("VOXX") on April 1, 2025 (see Note 16) and is accounted for in accordance with ASC 323, Investments – Equity Method and Joint Venture. ASA acts as a distributor of mobile electronics, specifically designed for niche markets, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersports, and marine vehicles. ASC 810, Consolidation, requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. The balance of the Company's investment in ASA was $20.2 million and $20.0 million as of September 30, 2026 and December 31, 2025, respectively, and included in Long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheets.
Technology Investments
The Company also periodically makes strategic investments in the non-marketable debt or equity securities of other non-consolidated third parties ("Technology Investments"). Such Technology Investments totaled $110.0 million as of September 30, 2026, and are recorded in long-term investments on the accompanying Unaudited Condensed Consolidated Balance Sheet. Such Technology Investments totaled approximately $146.6 million as of December 31, 2025, of which $144.9 million and $1.7 million are included in long-term investments and short-term investments, respectively, on the accompanying Unaudited Condensed Consolidated Balance Sheets. Depending on the form of investment, and the degree of influence the Company has over the investee, the Company primarily accounts for the Technology Investments in accordance with ASC 321, Investments - Equity Securities or ASC 323, Investments – Equity Method and Joint Venture. The Company accounts for equity securities in non-controlled affiliates through which the Company exercises significant influence but does not have control over the investee under the equity method, with the Company’s share of the earnings or losses of non-controlled affiliates recognized within Other (loss) income, net, in the Company's accompanying Unaudited Condensed Consolidated Statements of Income. All other Technology Investments that the Company holds are primarily accounted for under the measurement alternative of ASC 321. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the first quarter of 2026, the Company recognized a loss of $1.7 million within Other, net, related to warrants held in one of the Company's technology investments that expired unexercised during that quarter.
During the nine months ended September 30, 2026, the Company recorded $16.9 million of impairment charges related to three technology investments, which are included in Investment (loss) income, net, on the accompanying Unaudited Condensed Consolidated Statements of Income. In the first quarter of 2026, the Company identified impairment indicators for one investment, including sustained deterioration in the investee's operating results and financial condition and defaults on outstanding loans. The Company concluded that the estimated fair value of its equity interest was negligible because the investee's enterprise value was not expected to be sufficient to satisfy the Company's outstanding loan exposure. Accordingly, the Company reduced the investment's carrying amount to zero and recorded a $2.7 million impairment charge. In the second quarter of 2026, the Company identified impairment indicators for another investment, including sustained deterioration in the investee's operating results and financial condition, and obtained a third-party valuation of its investment. Because the estimated fair value of the investment was below its carrying value, the Company recorded a $9.4 million impairment charge. In the third quarter of 2026, another investee became insolvent and began winding down. The Company concluded that the estimated fair value of its equity interest was negligible because the investee's enterprise value was not expected to be sufficient to satisfy the Company's outstanding loan exposure. Accordingly, the Company reduced the investment's carrying amount to zero and recorded a $4.7 million impairment charge.
From time to time, the Company makes loans in the ordinary course of business to certain of its technology investees. Such loans vary in length and are interest bearing, and as such are not deemed to be additional investments in the technology investees as the parties intend for the loans to be repaid. These loans are classified within Prepaid expenses and other and Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets based on the maturity dates of the loans. The Company estimates an allowance for credit losses for these loans receivable in accordance with ASC 326, Financial Instruments - Credit Losses. This allowance reflects the Company's estimate of expected credit losses over the contractual life of the loans, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The estimate is developed using a combination of quantitative data and qualitative factors, including borrower creditworthiness, loan-specific risk characteristics, macroeconomic trends, and other relevant information, all of which is updated quarterly. The allowance is adjusted through a provision for credit losses in the Company's Unaudited Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2026, the Company recorded an increase to the credit loss allowance of $8.2 million and $13.3 million, respectively. The total allowance for credit losses attributable to the Company's loans receivable were $20.0 million and $7.4 million at September 30, 2026 and December 31, 2025,

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively. The balance of the loans included in Prepaid expenses and other on the accompanying Unaudited Condensed Consolidated Balance Sheets was $12.0 million and $13.5 million at September 30, 2026 and December 31, 2025, respectively, net of credit loss allowances. The balance of the loans included in Patents and other assets, net, on the accompanying Unaudited Condensed Consolidated Balance Sheets was $1.1 million and $7.9 million, at September 30, 2026 and December 31, 2025, respectively, net of credit loss allowances.
Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2026 and December 31, 2025.
As of September 30, 2026:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$136,444,273	$136,444,273	$—	$—
Short-Term Investments:
Corporate Bonds	7,848,553	—	7,848,553	—
Municipal Bonds	489,154	—	489,154	—
Other	887,765	887,765	—	—
Long-Term Investments:
Asset-backed Securities	30,467,188	—	30,467,188	—
Corporate Bonds	56,750,064	—	56,750,064	—
Municipal Bonds	16,195,631	—	16,195,631	—
Total	$249,082,628	$137,332,038	$111,750,590	$—

As of December 31, 2025:

		Fair Value Measurements at Reporting Date Using
	Total as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Cash & Cash Equivalents	$145,645,715	$145,645,715	$—	$—
Short-Term Investments:
Corporate Bonds	2,747,293	—	2,747,293	—
Other	924,658	924,658	—	—
Long-Term Investments:
Asset-backed Securities	35,709,133	—	35,709,133	—
Corporate Bonds	55,596,276	—	55,596,276	—
Municipal Bonds	16,840,001	—	16,840,001
Total	$257,463,076	$146,570,373	$110,892,703	$—

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The amortized cost, unrealized gains and losses, and market value of investment securities are shown below as of September 30, 2026 and December 31, 2025.
As of September 30, 2026:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$7,851,334	$2,123	$(4,904)	$7,848,553
Municipal Bonds	489,421	—	(267)	489,154
Other	887,765	—	—	887,765
Long-Term Investments:
Asset-backed Securities	30,406,688	456,634	(396,134)	30,467,188
Corporate Bonds	58,911,895	66,686	(2,228,517)	56,750,064
Municipal Bonds	16,801,387	—	(605,756)	16,195,631
Total	$115,348,490	$525,443	$(3,235,578)	$112,638,355

As of December 31, 2025:

		Unrealized
	Cost	Gains	Losses	Market Value
Short-Term Investments:
Corporate Bonds	$2,725,824	$21,469	$—	$2,747,293
Other	924,658	—	—	924,658
Long-Term Investments:
Asset-backed Securities	34,581,117	1,128,541	(525)	35,709,133
Corporate Bonds	55,218,308	684,752	(306,784)	55,596,276
Municipal Bonds	16,662,335	351,044	(173,378)	16,840,001
Total	$110,112,242	$2,185,806	$(480,687)	$111,817,361

Unrealized losses on available-for-sale securities as of September 30, 2026, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$3,030,162	$82,139,167
Loss duration of greater than one year	205,416	2,411,425
Total	$3,235,578	$84,550,592
Unrealized losses on available-for-sale securities as of December 31, 2025, are as follows:

	Aggregate Unrealized Losses	Aggregate Fair Value of Investments
Loss duration of less than one year	$272,327	$24,149,316
Loss duration of greater than one year	208,360	5,471,407
Total	$480,687	$29,620,723
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fixed income securities as of September 30, 2026 have contractual maturities as follows:

Due within one year	$8,337,707
Due between one and five years	49,677,396
Due over five years	53,735,487
$111,750,590

(5)    Inventories, net
Inventories consisted of the following at the respective balance sheet dates:

	September 30, 2026	December 31, 2025
Raw materials	$301,511,041	$280,645,041
Work-in-process	80,571,427	64,473,370
Finished goods	168,005,030	171,135,206
Total Inventory	$550,087,498	$516,253,617

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
The following table sets forth the computation of basic and diluted net income per common share under the two-class method for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net Income Attributable to Gentex Corporation	$90,564,884	$100,967,910	$303,709,445	$291,881,539
Less: Dividends and undistributed earnings allocated to participating securities	1,536,750	1,523,892	4,989,313	4,277,469
Net Income available to common shareholders	$89,028,134	$99,444,018	$298,720,132	$287,604,070

Basic weighted average shares outstanding	204,832,194	215,944,553	207,784,229	219,331,486
Net Income per share - Basic	$0.43	$0.46	$1.44	$1.31

Diluted Earnings Per Share
Allocation of Net Income used in basic computation	$89,028,134	$99,444,018	$298,720,132	$287,604,070
Reallocation of undistributed earnings	16	257	60	238
Net Income available to common shareholders - Diluted	$89,028,150	$99,444,275	$298,720,192	$287,604,308

Number of shares used in basic computation	204,832,194	215,944,553	207,784,229	219,331,486
Additional weighted average dilutive common stock equivalents	3,026	50,236	3,437	17,195
Diluted weighted average shares outstanding	204,835,220	215,994,789	207,787,666	219,348,681

Net Income per share - Diluted	$0.43	$0.46	$1.44	$1.31

Shares related to stock plans not included in diluted average common shares outstanding because their effect would be anti-dilutive	2,115,265	2,664,948	2,410,319	3,000,159

(7)    Stock-Based Compensation Plans
As of September 30, 2026, the Company had two equity incentive plans in effect, which include the Gentex Corporation 2026 Omnibus Incentive Plan ("2026 Omnibus Plan"), and an employee stock purchase plan. Those plans and any material amendments thereto have previously been approved by shareholders.
The 2026 Omnibus Plan provides for the potential awards to: i) employees; and ii) non-employee directors of the Company or its subsidiaries, which awards may be stock options (both incentive stock options and non-qualified stock options), appreciation rights, restricted stock units, performance share awards and performance units and other awards that are stock-based, cash-based or a combination of both. The 2026 Omnibus Plan amended and restated in its entirety the Gentex Corporation 2019 Omnibus Incentive Plan (" 2019 Omnibus Plan"). Any existing awards previously granted under the 2019 Omnibus Plan (or any Prior Plans as defined therein) will continue to remain outstanding in accordance with their terms and be governed thereby. From and after May 21, 2026, the date on which the shareholders approved the 2026 Omnibus Plan, no new Awards will be granted under the 2019 Omnibus Plan.
Readers should refer to Note 5 of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 2025, for additional information related to the 2019 Omnibus Plan (and any Prior Plans).
The Company recognized total compensation expense for share-based payments of $9.5 million and $30.0 million for the three and nine months ended September 30, 2026, respectively, compared to $10.6 million and $27.0 million for the

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
three and nine months ended September 30, 2025, respectively. A portion of the compensation cost for share-based payment awards is capitalized as part of inventory.
2019 Omnibus Plan
The purpose of the 2019 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2019 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2026, 12,459,969 share awards were made under the 2019 Omnibus Plan, resulting in 37,909,753 shares granted of the 45,000,000 total shares that were available to be issued under the 2019 Omnibus Plan. The shares issued are presented net of shares from canceled/expired options and shares. From and after May 21, 2026, the date on which the shareholders approved the 2026 Omnibus Plan, no new Awards will be granted under the 2019 Omnibus Plan.

	Shares Granted	Conversion Rate	Total Shares Under 2019 Omnibus Plan
Non-Qualified Stock Options	4,143,046	1.00	4,143,046
Restricted Stock	6,564,391	4.06	26,651,427
Performance Shares	1,752,532	4.06	7,115,280
Total	12,459,969		37,909,753

2026 Omnibus Plan
The purpose of the 2026 Omnibus Plan is to attract and retain employees, officers, and directors of the Company and its subsidiaries and to motivate and provide such persons incentives and rewards for performance. Pursuant to the terms of the 2026 Omnibus Plan, each type of award counts against the available shares based on a predetermined conversion rate (shown in the table below). As of September 30, 2026, 777,057 share awards have been made under the 2026 Omnibus Plan, resulting in 2,118,667 shares granted of the 30,000,000 total shares available to be issued under the 2026 Omnibus Plan. The shares issued are presented net of shares from canceled/expired options and shares.

	Shares Granted	Conversion Rate	Total Shares Under 2026 Omnibus Plan
Non-Qualified Stock Options	125,790	1.00	125,790
Restricted Stock	651,267	3.06	1,992,877
Total	777,057		2,118,667
Employee Stock Options
Under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans, the option exercise price equals the stock’s market price on the date of grant. The options vest after one to five years and expire after five to ten years. As of September 30, 2026, there was $2.6 million of unearned compensation cost associated with stock options granted under the 2026 Omnibus Plan, 2019 Omnibus Incentive Plan and the Prior Plans, which is expected to be recognized over the remaining vesting periods.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend Yield (1)	1.76%	1.62%	1.73%	1.62%
Expected volatility (2)	26.43%	25.72%	26.15%	25.39%
Risk-free interest rate (3)	5.09%	3.74%	4.40%	3.83%
Expected term of options (years) (4)	4.15	4.15	4.15	4.14
Weighted-avg. grant date fair value	$5.44	$6.42	$5.46	$5.55
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

Restricted Shares
Restricted shares awarded under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans entitle the shareholder to all rights of common stock ownership, except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of during the restriction period. The restriction period is determined by the Compensation Committee, appointed by the Board of Directors, but may not exceed ten years under the terms of such plans. As of September 30, 2026, the Company had unearned stock-based compensation of $53.5 million associated with the restricted stock grants issued under the 2026 Omnibus Plan, 2019 Omnibus Plan and the Prior Plans. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable restriction periods. Compensation expense from restricted stock grants for the three and nine months ended September 30, 2026 was $6.4 million and $18.9 million, respectively, compared to $6.1 million and $16.9 million for the three and nine months ended September 30, 2025, respectively.
Performance Shares
Performance shares awarded, or to be awarded, under the 2026 Omnibus Plan and the 2019 Omnibus Plan are considered performance condition awards as attainment is based on the Company's performance relative to pre-established metrics. The fair value of such performance share awards was determined using the Company's average closing stock price on the twenty days preceding the date of grant. The expected attainment of the metrics for these awards is then analyzed each reporting period, and the related expense is adjusted based on expected attainment, if the then expected attainment differs from previous expectations. The cumulative effect on current and prior periods of a change in expected attainment is recognized in the period of change.
As of September 30, 2026, the Company had unearned stock-based compensation of $15.4 million associated with these performance share grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable performance periods. Compensation expense related to these performance share grants for the three and nine months ended September 30, 2026 was $2.1 million and $6.9 million, respectively, compared to $2.7 million and $4.7 million for the three and nine months ended September 30, 2025, respectively.
As part of its objective of attracting and retaining management to fulfill the Company's strategic goals, the Compensation Committee recommended and the Board of Directors approved on February 16, 2023, a retention grant of performance share awards ("PSAs"). In addition to the retention of management, the PSAs have been granted to further align management goals with those of the Company's shareholders. For that reason, the PSAs have been granted with performance criteria and will be based upon achievement of the Company's relative total shareholder return ("TSR") over a four-year period (2023-2026), against a predetermined peer group. The grant date fair value of PSAs with TSR targets was determined using a Monte Carlo simulation. Compensation expense related to these retention grants was $0.5 million and $1.4 million during each of the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
Employee Stock Purchase Plan
The 2022 Gentex Corporation Employee Stock Purchase Plan covering 2,000,000 shares of common stock was approved by shareholders effective July 1, 2022. Under the plan, the Company sells shares at 85% of the stock's market price at date of purchase. Under ASC 718, Compensation - Stock Compensation, the 15% discounted value is recognized as compensation expense. As of September 30, 2026, the Company has issued 921,434 shares under this plan.

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
The following table presents the net changes in the Company's accumulated other comprehensive income (loss) by component (all amounts shown are net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency translation adjustments:
Balance at beginning of period	$1,718,024	$(4,053,955)	$(310,305)	$(5,817,736)
Other comprehensive income	(678,630)	872,761	1,349,699	2,636,542
Net current-period change	(678,630)	872,761	1,349,699	2,636,542
Balance at end of period	1,039,394	(3,181,194)	1,039,394	(3,181,194)

Unrealized gains (losses) on available for sale securities:
Balance at beginning of period	182,323	1,641,146	1,347,044	(591,605)
Other comprehensive loss before reclassifications	(2,323,330)	402,013	(3,488,846)	1,882,031
Amounts reclassified from accumulated other comprehensive income (loss)	—	(640,552)	795	112,181
Net current-period change	(2,323,330)	(238,539)	(3,488,051)	1,994,212
Balance at end of period	(2,141,007)	1,402,607	(2,141,007)	1,402,607

Unrealized losses on derivatives:
Balance at beginning of period	(189,649)	(983,840)	(768,985)	—
Other comprehensive loss before reclassifications	1,034	211,910	632,597	(1,024,029)
Amounts reclassified from accumulated other comprehensive Income (loss)	—	(95,706)	(52,227)	156,393
Net current-period change	1,034	116,204	580,370	(867,636)
Balance at end of period	(188,615)	(867,636)	(188,615)	(867,636)

Accumulated other comprehensive income (loss), end of period	$(1,290,228)	$(2,646,223)	$(1,290,228)	$(2,646,223)

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents details of reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Other Comprehensive Loss				Affected Line item in the Unaudited Condensed Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Available for sale securities:
Realized gain (loss) on sale of securities	$—	$810,825	$(1,005)	$(142,001)	Other income (loss), net
Income tax effect	—	(170,273)	210	29,820	Provision for income taxes
Total net reclassifications for the period	$—	$640,552	$(795)	$(112,181)

Derivatives:
Realized gain (loss) on settlement of derivatives	$—	$141,682	$77,316	$(231,522)	Other income (loss), net
Income tax effect	$—	(45,976)	(25,089)	75,129	Provision for income taxes
Total net reclassifications for the period	$—	$95,706	$52,227	$(156,393)

Total reclassifications for the period	$—	$736,258	$51,432	$(268,574)

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
The obligations of the Company under the Credit Agreement are not secured, but are subject to certain covenants. The Credit Agreement contains customary representations and warranties and certain covenants that place certain limitations on the Company. As of September 30, 2026, there was no outstanding balance on the Revolver and the Company was in compliance with all covenants under the Credit Agreement.
The Company's subsidiary, VOXX, which was acquired on April 1, 2025 (see Note 16), previously had a loan agreement with the shareholders of its joint venture in Onkyo Technology KK ("Onkyo"). In July 2026, in connection with Sharp's exit from the Onkyo joint venture, VOXX settled such shareholder loan agreement with Sharp for $1.2 million in cash. Because the settlement was with an equity holder, the $2.5 million difference between the loan's carrying value and the settlement amount was recorded as an increase to additional paid-in capital. As a result of this settlement, no amounts remained outstanding under the loan.

(10)    Equity
The decrease in common stock during the nine months ended September 30, 2026, was primarily due to the repurchases of 11.6 million shares of the Company's common stock, partially offset by the issuance of 1.5 million shares

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
of the Company’s common stock, net of cancellations, under the Company’s stock-based compensation plans. The total net decrease for the nine months ended September 30, 2026, was 10.1 million shares.
The Company recorded a cash dividend of $0.120 per share during the third quarter of 2026, and a cash dividend of $0.120 per share during the third quarter of 2025. The third quarter 2026 dividend of $24.6 million was declared on August 31, 2026, and was paid on October 21, 2026.

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
The Company has identified nine distinct operating segments based on its products and internal organizational structure. These operating segments are disclosed by the Company under three reportable segments for financial reporting purposes, which are Automotive Products, Premium Audio Products, and Other. The Company's Automotive Products segment develops and manufactures digital vision and connected car products and electronics, including: interior and exterior electrochromic automatic-dimming rearview mirrors with and without electronic features; non-auto dimming rearview mirrors with and without electronic features; and other automotive electronics. The Company's Premium Audio Products segment designs, manufactures, markets, and distributes high quality audio equipment created to deliver superior sound quality and performance, including premium loudspeakers, architectural speakers, commercial and cinema speakers, outdoor speakers, wireless and Bluetooth speakers, A/V receivers, home theater systems, soundbars, and music streaming systems. The Company's Other segment includes the operating segments of Fire Protection, Dimmable Aircraft Windows, Aftermarket, eSight, Consumer Electronics, and Biometrics, which do not meet quantitative thresholds for separate disclosure pursuant to ASC 280.
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

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents net sales and the significant expense categories that are included in reportable segment operating profit, which are regularly provided to the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales:
Automotive Products	$552,521,804	$573,660,188	$1,693,529,131	$1,715,653,473
Premium Audio Products	54,683,763	42,992,354	158,242,131	87,482,951
Other	40,504,084	38,583,513	122,681,220	86,730,931
Total	$647,709,651	$655,236,055	$1,974,452,482	$1,889,867,355

Cost of Goods Sold:
Automotive Products	$366,705,629	$374,591,271	$1,115,217,885	$1,122,538,332
Premium Audio Products	37,072,713	28,406,743	94,553,049	61,019,228
Other	27,600,632	27,071,304	78,726,228	64,118,568
Total	$431,378,974	$430,069,318	$1,288,497,162	$1,247,676,128

Operating Expenses:
Automotive Products	$72,043,859	$73,232,152	$220,473,700	$220,905,765
Premium Audio Products	12,911,914	12,651,360	40,029,076	26,616,121
Other	16,315,703	16,956,287	45,395,029	40,835,162
Total	$101,271,476	$102,839,799	$305,897,805	$288,357,048

Depreciation and Amortization:
Automotive Products	$22,352,910	$23,654,331	$66,953,432	$71,687,923
Premium Audio Products	155,024	15,170	361,624	183,703
Other	1,555,000	839,978	4,291,333	2,771,198
Corporate	1,612,462	1,419,045	5,499,187	4,166,143
Total	$25,675,396	$25,928,524	$77,105,576	$78,808,967

Income (Loss) from Operations:
Automotive Products	$113,772,316	$124,873,920	$357,837,546	$372,209,376
Premium Audio Products	4,699,137	1,934,251	23,660,006	(152,398)
Other	(3,412,252)	(4,481,233)	(1,440,037)	(18,222,799)
Total	$115,059,201	122,326,938	$380,057,515	$353,834,179

(13)    Income Taxes
The effective tax rate was 15.5% for the three months ended September 30, 2026, compared to an effective tax rate of 16.3% for the three months ended September 30, 2025. The effective tax rate was 16.3% for the nine months ended September 30, 2026, compared to an effective tax rate of 16.7% for the same period in 2025. Generally, effective tax rates for these periods differ from statutory federal income tax rates due to provisions for state and local income taxes, the foreign-derived deduction-eligible income tax deduction ("FDDEI"), and research and development tax credits.

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14)    Revenue
The following table shows the Company’s Automotive Products revenue, Premium Audio Products revenue and Other revenue disaggregated by geographical location for Automotive and Premium Audio Products for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2026	2025	2026	2025
Automotive Products
U.S.	$193,419,554	$194,079,001	$576,604,316	$529,664,401
Japan	95,017,900	94,926,206	278,840,931	289,386,190
Germany	38,971,708	55,762,738	132,928,203	188,443,494
Korea	33,987,081	45,200,046	101,305,736	140,006,326
Mexico	52,242,479	49,303,782	154,646,751	142,655,314
China	22,072,494	39,107,300	82,686,361	115,143,249
Other	116,810,588	95,281,115	366,516,834	310,354,499
Total Automotive Products	$552,521,804	$573,660,188	$1,693,529,131	$1,715,653,473

Premium Audio Products
U.S.	$34,323,442	$20,855,043	$92,143,997	$50,788,155
Other	20,360,321	22,137,311	66,098,134	36,694,796
Total Premium Audio Products	$54,683,763	42,992,354	$158,242,131	87,482,951

Other	40,504,084	38,583,513	122,681,220	86,730,931
Total Revenue	$647,709,651	$655,236,055	$1,974,452,482	$1,889,867,355
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
The following table disaggregates the Company’s Automotive, Premium Audio, and Other revenue by major source for the three and nine months ended September 30, 2026 and 2025 (which included only six months of VOXX),

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2026	2025	2026	2025
Automotive Products
Automotive Mirrors & Electronics	$523,444,483	$543,621,123	$1,607,852,053	$1,622,650,500
HomeLink Modules*	29,077,321	30,039,065	85,677,078	93,002,973
Total Automotive Products	$552,521,804	$573,660,188	$1,693,529,131	$1,715,653,473

Premium Audio Products
Premium Speaker Products	$42,178,906	$30,733,817	$114,097,151	$63,164,308
Premium Receiver Products	12,504,857	12,258,537	44,144,980	24,318,643
Total Premium Audio Products	$54,683,763	$42,992,354	$158,242,131	$87,482,951

Other
Fire Protection Products	$7,325,193	$5,380,623	$24,424,952	$20,180,600
Windows Products	9,033,849	3,851,412	23,888,628	12,738,913
Aftermarket Products	14,774,021	18,579,363	42,228,343	33,802,443
Consumer Electronic Products	6,475,249	7,693,064	22,740,091	15,170,103
Biometric Products	2,744,552	2,755,339	8,493,382	3,882,904
Other	151,220	323,712	905,824	955,968
Total Other	$40,504,084	$38,583,513	$122,681,220	$86,730,931

Total Revenue	$647,709,651	$655,236,055	$1,974,452,482	$1,889,867,355
*Excludes HomeLink revenue where HomeLink electronics are integrated into interior auto-dimming mirrors.
Sales Incentives
Sales incentives are offered to certain customers in the form of: (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers". These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, either the most likely amount or expected value methods are utilized to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives also require the customer to purchase the Company's products during a specified period of time. All sales incentives also require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout during the claim period. All costs associated with sales incentives are classified as a reduction of net sales. Although the Company makes its best estimate of such sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results. The balance of accrued sales incentives at September 30, 2026 and December 31, 2025 was $15.7 million and $19.1 million, respectively, and is included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

(15)    Leases
The Company has operating leases for certain sales, manufacturing, and engineering offices, as well as other vehicles and equipment, which are included within Patents and other assets, net on the Unaudited Condensed Consolidated Balance Sheets. The leases have remaining lease terms of less than 1 year to 6 years. The weighted average

GENTEX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
remaining lease term for operating leases as of September 30, 2026, was 3 years, with a weighted average discount rate of 4.9%.
Future minimum lease payments for operating leases as of September 30, 2026, were as follows:

Year ending December 31,

2026 (excluding the nine months ended September 30, 2026)	$1,065,383
2027	3,249,576
2028	2,203,531
2029	772,075
2030	358,362
Thereafter	231,826
Total future minimum lease payments	7,880,753
Less imputed interest	(331,015)
Total	$7,549,738

Reported as of September 30, 2026

Accrued Liabilities	$3,595,660
Other Non-Current Liabilities	3,954,078
Total	$7,549,738

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
Net sales attributable to BioConnect in the Company's Unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2026, were $2.6 million and $7.4 million, respectively. Net income attributable to BioConnect for the three and nine months ended September 30, 2026, was $0.5 million and $1.3 million, respectively. There were no acquisition costs related to this acquisition incurred during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred $0.2 million and $0.4 million, respectively, related to this acquisition, which were expensed as incurred within Selling, general, and administrative expenses in the Unaudited Condensed Consolidated Statement of Income.
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
Prior to obtaining a controlling interest in VOXX, the Company owned 6,463,808 shares of VOXX Class A Common Stock, or approximately 29%, and accounted for this investment using the equity method of accounting, as the Company had the ability to exercise significant influence, but not control, over VOXX. The acquisition transaction was accounted for as a business combination achieved in stages, or a step-acquisition, pursuant to ASC 805 and, as such, the Company was required to remeasure its preexisting equity interest in VOXX immediately prior to the completion of the acquisition to its estimated fair value of $48.5 million using the $7.50 per share acquisition price to determine the fair value of the equity investment. As the Company previously recorded changes in fair value of the equity method investment in Investment (loss) income, net, in the accompanying Unaudited Condensed Consolidated Statements of Income each reporting period, the fair value of the investment on the Closing Date was equal to the fair value of the investment on March 31, 2025, the date immediately prior to the acquisition, and no additional gain or loss was recorded on the Closing Date.
VOXX is a leading manufacturer and distributor of automotive OEM and aftermarket electronics, and consumer technologies for the global markets, as well as premium audio solutions through world-renowned brands such as Klipsch®, Onkyo®, and Integra®. The merger also included EyeLock LLC ("EyeLock®"), a majority-owned subsidiary of VOXX, which holds iris biometric technology through its 50% ownership interest in the BioCenturion joint venture. This additional interest in BioCenturion was acquired by the Company in a separate transaction as discussed below. The acquisition of VOXX is a strategic addition to the Company's portfolio of products, as VOXX's product lines will both complement the Company's existing businesses and help the Company continue to expand in the consumer technology and connected home space. The Company has also gained full access to the EyeLock® iris biometric technology, which will provide further product applications in the Gentex automotive and aerospace markets.

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
Net sales attributable to VOXX in the Company's Unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2026 were $89.3 million and $264.4 million, respectively. The net income attributable to VOXX for the three and nine months ended September 30, 2026 was $6.7 million and $22.6 million, respectively. There were no acquisition costs incurred during the three and nine months ended September 30, 2026, related to this acquisition. During the three and nine months ended September 30, 2025, the Company incurred $0.3 million and $3.4 million, respectively, in acquisition costs related to the VOXX acquisition, which was expensed as incurred within Selling, general & administrative expenses in the Unaudited Condensed Consolidated Statement of Income. VOXX's results of operations are included in the Consolidated Financial Statements of the Company within the Automotive, Premium Audio, Aftermarket, Consumer Electronics, and Biometrics operating segments. The Aftermarket, Consumer Electronics, and Biometrics operating segments are presented within the Company's Other reportable segment.
The non-controlling interests included in the net assets acquired in the transaction were comprised of a redeemable non-controlling interest in VOXX's Onkyo subsidiary, and a non-redeemable non-controlling interest in its EyeLock® subsidiary. In conjunction with VOXX's acquisition of Onkyo, a joint venture was formed between VOXX's wholly-owned Premium Audio Company ("PAC") subsidiary and its partner Sharp Corporation ("Sharp"). Prior to July 2026, PAC owned 77.2% of the joint venture and had an 85.1% voting interest and Sharp owned 22.8% of the joint venture and had a 14.9% voting interest. The joint venture agreement between PAC and Sharp contained a put/call option, whereby Sharp had the right to put its interest in the joint venture back to VOXX and VOXX had the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025, at a purchase price based on a formula as defined in the joint venture agreement.
Prior to July 2026, the Onkyo non-controlling interest was classified as redeemable non-controlling interest outside of equity on the accompanying Unaudited Condensed Consolidated Balance Sheets as the exercise of the put option is not within VOXX’s control. In July 2026, pursuant to the joint venture agreement, PAC acquired Sharp's 22.8% interest in the joint venture, and the put/call option was terminated. Because the Company retained control of Onkyo, the transaction was accounted for as an equity transaction, and the $2.0 million carrying value of the redeemable non-controlling interest was reclassified to additional paid-in capital. As a result, there was no redeemable non-controlling interest as of September 30, 2026. The following table provides the roll forward of the redeemable non-controlling interest for the nine months ended September 30, 2026:

Redeemable Non-controlling Interest
Balance at January 1, 2026	$3,102,213
Net loss attributable to non-controlling interest	(539,730)
Comprehensive income attributable to non-controlling interest	(488,225)
Foreign currency translation	(50,094)
Sharp JV Dissolution - transfer of shares	(2,024,164)
Balance at September 30, 2026	—
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS:
THIRD QUARTER 2026 VERSUS THIRD QUARTER 2025
Net Sales. Net sales for the third quarter of 2026 decreased by $7.5 million or 1%, when compared with the third quarter of 2025. The decrease was primarily due to lower Automotive net sales, partially offset by higher Premium Audio and Other net sales.
Automotive net sales for the third quarter of 2026 were $552.5 million, a decrease compared with automotive net sales of $573.7 million in the third quarter of 2025. The decrease was primarily due to lower sales in China, the loss of the Volkswagen program in Europe, which reduced net sales by approximately $16.6 million, and 2% decrease in global light vehicle production in the Company's primary markets and a 15% decrease in total mirror unit shipments in the third quarter of 2026, compared to the third quarter of 2025. Excluding China and the VW program loss, automotive net sales increased approximately 2%.
The below table represents the Company's auto-dimming mirror unit shipments for the three months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
North American Interior Mirrors	2,290	2,285	—%	6,911	6,755	2%
North American Exterior Mirrors	1,481	1,545	(4)%	4,509	4,440	2%
Total North American Mirror Units	3,770	3,830	(2)%	11,420	11,195	2%

International Interior Mirrors	3,811	4,896	(22)%	12,248	15,349	(20)%
International Exterior Mirrors	2,031	2,520	(19)%	7,213	7,820	(8)%
Total International Mirror Units	5,842	7,416	(21)%	19,462	23,169	(16)%

Total Interior Mirrors	6,101	7,181	(15)%	19,159	22,104	(13)%
Total Exterior Mirrors	3,512	4,065	(14)%	11,722	12,260	(4)%
Total Auto-Dimming Mirror Units	9,612	11,246	(15)%	30,881	34,364	(10)%
Note: Percent change and amounts may not total due to rounding.
Premium Audio Product net sales increased during the third quarter of 2026 to $54.7 million, compared to $43.0 million in the third quarter of 2025.The increase was driven primarily by higher sales of Home Separates and Systems products.
Other net sales were $40.5 million in the third quarter of 2026, compared to $38.6 million in the third quarter of 2025, an increase of 5%. Growth was driven primarily by higher aerospace and fire protection sales, partially offset by lower aftermarket and consumer electronic sales. Dimmable aircraft window sales increased during the third quarter of 2026 to $9.0 million, compared to $3.9 million in the same quarter of last year. Fire protection sales were $7.3 million in the third quarter of 2026, compared to $5.4 million in the same quarter of last year.
Cost of Goods Sold. For the third quarter of 2026, the Company's consolidated gross margin was 33.4%, compared to 34.4% in the same quarter last year. The year over year decrease in the gross margin was primarily driven by higher precious metal costs and the impact of lower-than-anticipated sales, which resulted in unfavorable product mix and reduced operating leverage during the quarter.
Operating Expenses. Operating expenses were $101.3 million in the third quarter of 2026, compared to $102.8 million in the third quarter of 2025. On a non-GAAP basis, adjusted operating expenses were $97.5 million in the third quarter of 2026, compared to $101.8 million in the third quarter of 2025, when excluding the impact of impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.
Engineering, research and development expenses ("E, R & D") for the third quarter of 2026 decreased by $1.1 million, when compared with the third quarter of 2025, primarily due to lower engineering related professional fees.

Selling, general and administrative expenses ("S, G & A") decreased by $3.8 million for the third quarter of 2026, compared to the third quarter of 2025. S, G & A was approximately 7% of net sales in the third quarter of 2026, compared to 8% in the third quarter of 2025.
Other (Loss) Income, Net. Total Other loss, net for the third quarter of 2026 was $7.8 million, compared with total Other loss, net, of $1.8 million for the third quarter of 2025. The quarter over quarter increase in Other loss was driven by an impairment charge of $4.7 million related to one of the Company's technology investments and an increase in credit loss reserves related to loans receivable of $8.2 million, each of which occurred during the third quarter of 2026 partially offset by higher investment income and gains on asset sales.
Provision for Income Taxes. The effective tax rate was 15.5% for, and an income tax expense of $16.7 million was recorded in the third quarter of 2026, compared to an effective tax rate of 16.3% for, and an income tax expense of $19.7 million recorded in, the same quarter of 2025. Generally, effective tax rates for the Company differ from statutory federal income tax rates due to provisions for state and local income taxes, the FDDEI deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex Corporation for the third quarter of 2026 was $90.6 million, a decrease of 10% compared to net income attributable to Gentex Corporation of $101.0 million in the third quarter of 2025. Non-GAAP consolidated net income attributable to Gentex Corporation was $97.8 million in the third quarter of 2026, compared to $103.7 million in the third quarter of 2025, when adjusting for the impact of impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex Corporation for the third quarter of 2026 of $0.43, which compared to earnings per diluted share attributable to Gentex Corporation of $0.46 for the third quarter of 2025. On a non-GAAP basis, adjusted earnings per diluted share were $0.47 for both the third quarter of 2026 and the third quarter of 2025, excluding the impact of impairment charges, acquisition related costs, and severance costs in each of the quarters, for comparability.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2025
On April 1, 2025, the Company completed its acquisition of VOXX. As such, VOXX's results were only consolidated with the Company's results for the last six months ended September 30, 2025. During the nine months ended September 30, 2026, VOXX's results have been included for the entire nine month period.
Net Sales. Net sales for the nine months ended September 30, 2026, increased by $84.6 million or 4%, when compared with the same period in 2025, despite light vehicle production remaining flat in the Company's primary markets period over period. The increase was primarily driven by the inclusion of VOXX results for the full nine-month period in 2026, compared to only six months in the comparable 2025 period.
Automotive net sales declined $22.1 million or 1%, when comparing the nine months ended September 30, 2026 to the same period in 2025. Sales during the nine months ended September 30, 2026, were negatively impacted by lower sales into the China market, lower sales in Japan and Korea due to vehicle mix and certain customer-specific program changes, and the loss of the Volkswagen program in Europe, which reduced net sales by approximately $37.5 million. There was a 10% decrease in automotive mirror unit shipments in the nine months ended September 30, 2026, to 30.9 million units, compared with 34.4 million units in the same period in 2025, which was driven by a 13% period over period decrease in interior auto-dimming mirror unit shipments. VOXX automotive net sales contributed an additional $41.2 million as a result of being included in the consolidated Company results for the full year to date period.
Premium Audio Product net sales increased to $158.2 million for the nine months ended September 30, 2026, from $87.5 million for the nine months ended September 30, 2025. This increase was mainly due to the timing of the VOXX acquisition on April 1, 2025, because the prior-year period did not include Premium Audio Product net sales for the three months ended March 31, 2025. Premium Audio Products also generated positive operating income during the nine months ended September 30, 2026, reflecting the continued benefits of integration activities, operating improvements, and cost management initiatives implemented following the VOXX acquisition.
Other net sales were $122.7 million for the nine months ended September 30, 2026, compared to $86.7 million in the same period of 2025, an increase of 42% (due in part to the inclusion of VOXX sales for the entire nine month period, compared to only six months being included in the same prior year period). Other net sales for the nine months ended September 30, 2026, included biometric product sales of $8.5 million, primarily generated from the Company's BioConnect subsidiary acquired on July 1, 2025. Fire protection sales were $24.4 million in the nine months ended September 30, 2026, compared to $20.2 million in the same period of last year. Dimmable aircraft window sales increased during the nine months ended September 30, 2026 to $23.9 million, compared to $12.7 million in the same period of last year.

Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased to 65.3% for the nine months ended September 30, 2026, versus 66.0% in the same period last year. The improvement in the gross margin for the nine months ended September 30, 2026, compared to the same prior year period, was driven by decreases in labor and overhead as a percentage of net sales, reflecting operational efficiencies and increased leverage on higher sales. Material costs as a percentage of net sales increased compared to the same period last year, primarily due to higher commodity costs, including precious metals, and tariff-related costs. These increases were partially offset by approximately $18 million of refunds of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), recorded as a reduction of cost of goods sold in the second quarter of 2026. As of September 30, 2026, the Company had received approximately $38 million of IEEPA tariff reimbursements. Since the inception of the IEEPA tariffs, the Company has directly paid approximately $42 million of such tariffs, excluding amounts incurred indirectly through suppliers, which was partially offset by approximately $5 million of recoveries from customers. The Company continues to evaluate and pursue tariff refund opportunities where appropriate; however, the availability, amount, and timing of any additional refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments.
Operating Expenses. Total operating expenses were $305.9 million in the nine months ended September 30, 2026, an increase of 6% or $17.5 million, compared to $288.4 million for the same period in 2025. The increase was primarily attributable to the acquisition of VOXX, which contributed approximately $17.5 million of additional operating expenses as a result of being included in the Company's consolidated results for the full nine-month period in 2026, compared to only six months in the comparable 2025 period. The increase also included $5.8 million of impairment charges.

E, R & D for the nine months ended September 30, 2026 increased by $2.4 million, compared to the same period in 2025, primarily due to the acquisition of VOXX, which was completed on April 1, 2025. As a result, VOXX-related research and development expenses were included in the Company's consolidated results for the full nine-month period in 2026, compared to only six months in the comparable 2025 period. This inclusion was partially offset by lower engineering related professional fees.
.
S, G & A for the nine months ended September 30, 2026 increased $17.6 million to $145.8 million, when compared to $128.1 million for the same period in 2025. S, G & A was approximately 7% of net sales in the nine months ended September 30, 2026, and approximately 7% of net sales in the same period in 2025. S, G & A increased on a period over period basis primarily due to the VOXX acquisition, as VOXX was included in the Company's operations for the entire nine month period ending September 30, 2026, compared to only six months of VOXX being included for the same prior year nine month period.
Total Other (Loss) Income, Net. Total other loss, net, for the nine months ended September 30, 2026, was $18.0 million, compared to a net loss of $4.2 million for the same period last year. During the nine months ended September 30, 2026, the total other loss, net, included impairments of $16.9 million related to three of the Company's technology investments, as well as credit loss reserves of $13.3 million related to loans receivable. In comparison, the nine months ended September 30, 2025, included an $8.4 million impairment in one of the Company's technology investments.
Provision for Income Taxes. The effective tax rate was 16.3% for the nine months ended September 30, 2026, compared to 16.7% for the same period of 2025. Generally, effective tax rates for the Company differ from statutory federal income tax rates, due to provisions for state and local income taxes, the FDDEI deduction, and research and development tax credits.
Net Income Attributable to Gentex Corporation. Net income attributable to Gentex Corporation for the nine months ended September 30, 2026 increased by $11.8 million or 4% to $303.7 million, compared to $291.9 million in the same period last year. The increase in net income for the nine months ended September 30, 2026, was primarily the result of higher income from operations partially offset by higher operating expenses and other loss compared to the same prior period.
Earnings Per Share Attributable to Gentex Corporation. The Company had earnings per diluted share attributable to Gentex Corporation for the nine months ended September 30, 2026 of $1.44, compared to earnings per diluted share of $1.31 for the nine months ended September 30, 2025.
NON-GAAP FINANCIAL MEASURES:
Financial information for the three and nine months ended September 30, 2026 is provided in accordance with GAAP. In addition, the Company believes that it is useful for the three and nine months ended September 30, 2026, to provide certain non-GAAP measures, including Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Operating Expenses, Adjusted Income from Operations, Adjusted Other (Loss) Income, Adjusted Net Income Attributable to Gentex Corporation, and Adjusted Earnings per Share, with the adjustments set forth in the "Reconciliation of Non-GAAP Measures" tables below. This non-GAAP financial information allows investors to evaluate current performance in the Company's business in relation to historical performance by excluding the impact of certain inventory purchase price step-up adjustments, impairment charges, acquisition related costs, and severance costs, as applicable, set forth in the table below.

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

Reconciliation of Non-GAAP Measures
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Gross Profit - GAAP	216,330,677	225,166,737	685,955,320	642,191,227
Inventory purchase price step-up adjustments pursuant to ASC 805	$—	—	—	2,498,442
Adjusted Gross Profit - (Non-GAAP)	$216,330,677	$225,166,737	$685,955,320	$644,689,669

Gross Margin - GAAP	33.4%	34.4%	34.7%	34.0%
Adjusted Gross Margin - (Non-GAAP)	33.4%	34.4%	34.7%	34.1%

Operating Expenses - GAAP	$101,271,476	$102,839,799	$305,897,805	$288,357,048
Less:
Impairment Charge - Intangible Assets	3,000,000	—	5,800,000	—
Acquisition Related Costs	—	568,040	—	3,797,302
Severance Costs	776,979	518,190	1,862,392	10,191,438
Adjusted Operating Expenses - (Non-GAAP)	$97,494,497	$101,753,569	$298,235,413	$274,368,308

Income from Operations - GAAP	$115,059,201	$122,326,938	$380,057,515	$353,834,179
Less:
Inventory purchase price step-up adjustments pursuant to ASC 805	—	—	—	2,498,442
Impairment Charge - Intangible Assets	3,000,000	—	5,800,000	—
Acquisition Related Costs	—	568,040	—	3,797,302
Severance Costs	776,979	518,190	1,862,392	10,191,438
Adjusted Income from Operations - (Non-GAAP)	$118,836,180	$123,413,168	$387,719,907	$370,321,361

Other (Loss) - GAAP	$(7,842,477)	$(1,756,230)	$(17,964,539)	$(4,165,750)
Less:
Impairment Charge - Technology Investment	(4,744,703)	(2,194,148)	(16,907,942)	(8,376,148)
Adjusted Other (Loss) Income - (Non-GAAP)	$(3,097,774)	$437,918	$(1,056,597)	$4,210,398

Adjusted Net Income and Adjusted Earnings per Share: Adjusted Net Income Attributable to Gentex Corporation and Adjusted Earnings per Share are also presented as supplemental measures of the Company's performance for the same reasons set forth above. Adjusted Net Income is defined as Net Income adjusted for inventory purchase price step-up adjustment, impairment charges, acquisition related costs and severance costs during the third quarter of 2026 and 2025, as applicable. Adjusted Earnings per Share is defined as Adjusted Net Income divided by weighted average diluted shares outstanding.

Reconciliation of Non-GAAP Measures (continued)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Income Attributable to Gentex Corporation - GAAP	$90,564,884	$100,967,910	$303,709,445	$291,881,539
Inventory purchase price step-up adjustments pursuant to ASC 805, net of tax	—	—	—	2,081,202
Impairment Charges - Intangible Assets, net of tax	2,534,070	—	4,856,168	—
Acquisition Related Costs, net of tax	—	475,304		3,163,153
Severance Costs, net of tax	656,306	433,592	1,559,326	8,489,468
Impairment Charges - Technology Investment, net of tax	4,007,803	1,835,938	14,156,519	6,980,623
Adjusted Net Income Attributable to Gentex Corporation - (Non-GAAP)	$97,763,063	$103,712,744	$324,281,458	$312,595,985

Adjusted Earnings Per Share:
Basic	$0.47	$0.47	$1.54	$1.40
Diluted	$0.47	$0.47	$1.54	$1.40

FINANCIAL CONDITION:
The Company's cash and cash equivalents as of September 30, 2026, were $136.4 million, a decrease of $9.2 million, compared to $145.6 million as of December 31, 2025. The decrease was primarily due to cash outflows related to share repurchases, dividend payments, capital expenditures, and investment purchases, partially offset by cash generated from operations during the nine months ended September 30, 2026.
Short-term investments as of September 30, 2026, were $9.2 million, an increase from $5.4 million as of December 31, 2025, and long-term investments were $233.6 million as of September 30, 2026, down from $273.0 million as of December 31, 2025.
Accounts receivable as of September 30, 2026, increased approximately $36.1 million compared to December 31, 2025, primarily due to the timing of customer payments during the nine months ended September 30, 2026.
Inventories as of September 30, 2026 were $550.1 million, compared to $516.3 million as of December 31, 2025, primarily due to an increase in raw material and work-in-process inventory at September 30, 2026.
Accounts payable as of September 30, 2026, increased approximately $14.6 million to $263.6 million, compared to December 31, 2025, primarily driven by timing of payments within the period.
Accrued liabilities as of September 30, 2026, increased approximately $6.1 million compared to December 31, 2025, primarily due to increases in income taxes payable and salaries and wages.
Cash flow from operating activities for the nine months ended September 30, 2026, decreased $55.8 million to $405.8 million, compared with $461.6 million during the same period last year, primarily due to changes in working capital.
Capital expenditures for the nine months ended September 30, 2026, were approximately $56.2 million, compared with approximately $103.4 million for the same period last year. The decrease was in part due to the timing of completion and commencement of projects.
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

Management also believes that current working capital, long-term investments, internally generated cash flow, available borrowing capacity under its Credit Agreement, and overall creditworthiness will be sufficient to fund anticipated operating, investing, and financing needs for the foreseeable future, including existing contractual obligations and commitments.
The following is a summary of working capital and long-term investments:

	September 30, 2026	December 31, 2025
Working Capital	$776,459,155	$740,891,499
Fixed Income Long-Term Investments	103,412,883	108,145,410
Total	$879,872,038	$849,036,909
The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. Future share repurchases may vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including, but not limited to, the market price of the stock, anti-dilutive effect of repurchases, and available cash). During the three and nine months ended September 30, 2026, the Company repurchased 5,654,089 and 11,603,525 shares, respectively. The Company has 24,258,783 shares remaining under the plan as of September 30, 2026, as is further detailed in Part II, Item 2 of this Form 10-Q.

BUSINESS UPDATE
During the third quarter of 2026, the Company continued to execute on strategic growth initiatives across its Automotive Products and Premium Audio segments. More than 80% of the Company’s automotive product launches during the quarter included advanced-feature content, led by HomeLink®, Full Display Mirror® (“FDM”), Driver Monitoring Systems (“DMS”), In-Cabin Monitoring Systems (“ICMS”), and advanced-feature exterior automatic-dimming mirrors.
FDM adoption continued to expand globally through new vehicle platform launches. The Company launched FDM on the DS 7 in Europe and continued expanding the product through additional vehicle and accessory applications, including the previously announced accessory platform for the Ford Super Duty. For full-year 2026, the Company remains on track to achieve an increase of approximately 200,000 to 400,000 FDM units, compared with 2025.
The Company also expanded its DMS and ICMS technologies through the launch of the Genesis GV90 and additional vehicle platforms at Hyundai/Kia and BMW. These programs are expected to continue growing through 2026 and into 2027, supporting the Company’s previously communicated target of approximately $80 million to $100 million of DMS and ICMS revenue in 2027.
Within the Premium Audio segment, third-quarter net sales increased approximately 27% year over year to $54.7 million, driven primarily by higher sales of Home Separates and Systems products. Growth included increased sales of Reference Premiere speakers, Flexus products, second-generation models within the Klipsch lineup, and ProMedia products. The segment also continues preparing for the launch of the Klipsch Stratos Series flagship headphone system, Reference Premiere III passive home-theater loudspeakers, second-generation Music Series Bluetooth speakers, and Onkyo Creator Series powered tabletop speaker systems.
The Company continues advancing plans for a manufacturing facility in Morocco to support increasing customer demand for regional production capabilities in Europe. The Company has entered into a lease agreement and continues development activities toward a targeted start of production during the fourth quarter of 2027.
The Company remains focused on innovation, operational efficiency, quality, gross margin expansion, operating expense management, and disciplined capital allocation. Development of the Company’s dimmable visor remains on track for an initial start of production in the fourth quarter of 2027, while work continues with additional OEMs on product design and validation for potential future awards. The Company also continues improving the performance and durability of its large-area dimmable device technology as it progresses toward production-ready products.
The Company continues to pursue opportunities to leverage its electronics manufacturing capabilities through contract manufacturing arrangements. During the third quarter of 2026, the Company secured its first printed circuit board assembly (“PCBA”) business award, with production currently expected to begin in 2029. The award represents an opportunity to utilize the Company’s existing electronics manufacturing expertise and capabilities to expand into additional products and markets. The Company is also actively pursuing additional PCBA manufacturing opportunities with anticipated production timelines beginning in or around the same period. The Company expects to continue investing in business development, engineering, manufacturing planning, and other activities necessary to support potential future contract manufacturing programs. The timing and magnitude of revenue associated with these opportunities will depend on customer program timing, production volumes, future awards, and the level of investment required to support such programs.
The Company is also actively managing emerging supply-chain challenges. Strong demand for memory and other electronic components is creating supply constraints and cost pressure across the electronics industry, while precious-metal pricing remains volatile following significant increases over the last year. The Company is working with customers on appropriate reimbursement and pursuing design changes, engineering solutions, and other cost-reduction opportunities to mitigate these pressures, though there is no certainty regarding reimbursements or cost-reduction achievement.
PRODUCT UPDATE
Mirror Systems
The Company is a leading global supplier of automatic-dimming rearview mirrors and related electronic features for the automotive industry. Gentex's auto-dimming technology automatically detects and reduces glare from trailing vehicle headlamps, improving driver visibility and comfort. In 2024, the United Nations Economic Commission for Europe ("UN ECE") established the Task Force on Glare Prevention ("TF-GP") to evaluate glare from vehicle lighting and potential measures intended to improve road safety. The Company continues to monitor the task force's activities and believes its auto-dimming mirror technologies may be well-positioned to support future glare-mitigation objectives that may result from evolving industry standards or regulatory requirements.
Camera Systems
Gentex's Full Display Mirror® ("FDM") remains an important contributor to the Company's automotive revenue and one of its most successful advanced vision products. FDM combines a traditional auto-dimming mirror with an integrated digital display and rear-facing camera, providing drivers with a wide, unobstructed rearward view while retaining the ability to operate as a conventional mirror.

Since its initial production launch in 2015, FDM has evolved to incorporate increasingly advanced imaging, display, and software capabilities. The Company's next-generation FDM platform incorporates a higher-resolution camera and display and enables features such as Reverse Assist, Blind Spot Assist, and picture-in-picture functionality. The platform is designed to improve driver awareness while creating opportunities for additional software-enabled features and integration with other Company technologies. The Company's current CES material specifically describes an 8MP rear camera, HD display, expanded field of view, Dynamic View Adjustment, Reverse Assist, Blind Spot Assist, Bed Cam, HomeLink integration, DVR and trailer-camera capability.

The Company has also developed camera monitoring systems ("CMS") that integrate video from multiple vehicle-mounted cameras to provide enhanced rearward and sideward visibility. These systems can incorporate cameras housed within exterior mirrors and can combine traditional mirror functionality with digital camera views, providing automakers flexibility as vehicle architectures and regulatory requirements continue to evolve.

Gentex's Driver Monitoring Systems ("DMS") and In-Cabin Monitoring Systems ("ICMS") represent another important expansion of the Company's camera and sensing capabilities. These technologies use cameras, illumination, sensing, processing, and software to monitor driver attention and in-cabin activity in support of vehicle safety features and increasingly advanced driver-assistance systems. In 2026, the Company expanded shipments of DMS and ICMS products across multiple customer programs.

The Company believes its expertise in cameras, optics, displays, sensing, software, and electronics provides a strong technology base from which to support the continued evolution of vehicle vision and monitoring systems.
Connected Car
HomeLink® is the Company's vehicle-to-home automation platform and one of its most established automotive electronic products. Integrated into the vehicle, HomeLink enables drivers to operate compatible garage doors, security gates, lighting, and other connected devices through vehicle-based controls.

HomeLink Connect® expands this functionality through Bluetooth and cloud-based connectivity, enabling vehicle occupants to interact with compatible smart-home devices and services. This architecture provides automakers with a flexible platform for integrating connected-home functionality while allowing the Company to continue expanding the capabilities and services available through the vehicle.

The Company's Integrated Toll Module® ("ITM") provides vehicle-integrated electronic tolling functionality without requiring a conventional windshield-mounted transponder. Developed in partnership with TransCore, ITM provides an additional example of the Company's ability to integrate connectivity and transaction-based functionality directly into the vehicle.

The Company is also developing biometric authentication capabilities that can complement its connected-vehicle technologies. These technologies have potential applications involving vehicle access and authorization, personalization, payments, and other secure transactions.

As vehicles become increasingly connected and software-defined, the Company intends to leverage its installed automotive platforms and expertise in electronics, connectivity, sensing, and identity technologies to develop additional features and services within and beyond the vehicle.

Dimmable Products

The Company's dimmable technologies support a growing range of aerospace and automotive applications. The Company's variable dimmable window technology is currently featured on the Boeing 787 Dreamliner family and has also been selected for the Boeing 777X and Airbus A350 programs. These programs demonstrate the Company's ability to leverage its expertise in electro-optical technologies across multiple transportation markets.

The Company continues to expand its portfolio of dimmable technologies beyond aerospace and traditional automotive mirror applications. During 2026, the Company was awarded its first production program for its Dimmable Sun Visor technology, with start of production currently expected in 2027. The product leverages the Company's electrochromic technology to reduce glare while maintaining driver visibility and represents a new application of the Company's core dimmable technology.

The Company is also advancing film-based electrochromic technologies designed to expand the range of surfaces, form factors, and applications that can incorporate electronically controlled dimming. These technologies provide additional design and integration flexibility and complement the Company's existing electrochromic capabilities.

The Company continues to develop Large Area Device ("LAD") technologies for automotive glazing applications, including panoramic roofs and other large-area dimmable surfaces, while also pursuing opportunities to integrate dimmable technology into a broader range of vehicle surfaces and form factors. Current development efforts remain focused on product performance, durability, manufacturability, and scalability as the Company works toward future commercialization opportunities.
eSight
In November 2023, the Company acquired certain technology assets from eSight, expanding the Company's capabilities in advanced vision systems. The eSight technology combines cameras, displays, optics, and image processing to enhance visual information for users with visual impairments. The Company continues to develop the eSight technology and evaluate opportunities to leverage its capabilities across a broader range of vision-related applications.
Dynamic Task Lighting

The Company also continues to develop adaptive lighting technology originally co-developed with Mayo Clinic. The technology combines ambient lighting with camera-controlled, adaptive task lighting, and the Company continues to evaluate potential applications for the technology.
Biometric Products
The Company continues to expand its biometric authentication capabilities and access control platforms through strategic acquisitions and investments that leverage its expertise in optics, imaging, sensing, and software technologies.

In 2024, the Company acquired GalvanEyes, LLC, the managing partner and 50% owner of the BioCenturion joint venture. BioCenturion develops biometric authentication solutions designed to secure physical and digital environments through advanced identity verification technologies.

The Company's acquisition of VOXX International in April 2025, included a majority ownership interest in EyeLock®, a provider of iris biometric authentication technology. Following the subsequent acquisition of the remaining EyeLock® interest in August 2025, the Company obtained full ownership of EyeLock® and BioCenturion.

In July 2025, the Company further expanded its access control platforms through the acquisition of BioConnect, a provider of multi-modal biometric authentication and identity management solutions. BioConnect provides secure access-control and identity verification solutions for physical and digital environments, with applications that include data centers and other facilities where controlling and authenticating access is critical. The acquisition expands the Company's software and identity-management capabilities and complements its existing biometric technologies.

Together, these businesses provide the Company with a broader biometric technology platform spanning iris recognition, identity authentication, access control, and identity management. The Company believes these capabilities create opportunities to develop integrated authentication solutions for data centers, automotive, enterprise, and other markets where secure identity verification and access control are increasingly important.
Fire Protection
During 2025, the Company began shipments of its PLACE® product line. PLACE® is a suite of advanced smoke and carbon monoxide alarms designed to enhance residential safety through room-specific functionality and connected features. During 2026, the Company continued to expand adoption and distribution of PLACE® across multiple channels and applications. The Company believes the PLACE® product portfolio provides an opportunity to expand its presence in residential and commercial life-safety markets, while leveraging its long-standing expertise in fire protection, sensing, and notification technologies.
Premium Audio Products
As a result of the VOXX acquisition completed on April 1, 2025, the Company expanded its portfolio of consumer technology, premium audio, and connected home products. The acquired product lines complement the Company's existing businesses and provide opportunities to further expand its presence in adjacent consumer and residential technology markets.

Following the acquisition of VOXX International Corporation on April 1, 2025, the Company continues to integrate and expand its premium audio, consumer technology, and connected home product offerings. During the first quarter of 2026, the Company's premium audio brands, including Klipsch®, Onkyo®, and Integra®, launched several new products that were featured at CES 2026, including The Fives®, The Sevens®, and The Nines® powered speaker systems. During the second quarter of 2026, the Company's premium audio brands introduced new products across multiple categories. Klipsch launched products including limited-edition offerings such as the kO-R2 and Odyssey edition Detroit Bluetooth speaker, as well as the Rebellion bookshelf loudspeaker within its Heritage Series portfolio. Onkyo introduced the Muse high-power amplifier and limited-edition 80th Anniversary Creator Series powered monitors. The Company believes these product introductions reflect its continuing focus on innovation, product development, and brand expansion across its premium audio portfolio as it works to realize the strategic and financial benefits of the VOXX acquisition.
OTHER
Automotive revenues represented approximately 86% of the Company's total revenue during the nine months ended September 30, 2026, consisting of interior and exterior electrochromic automatic-dimming rearview mirrors and other automotive electronics. The Company's automotive business is affected by changes in global and regional light vehicle production, customer demand and sourcing decisions, vehicle program timing, product and technology mix, and competitive dynamics. During 2026, these factors included the impact of a previously disclosed Volkswagen program loss in Europe and continuing challenges in China, where tariffs and other trade-related actions, changing vehicle production and sourcing patterns, and increased competitive pressures have negatively impacted, and continue to negatively impact, the Company's automotive business.

The Company's non-automotive businesses are also affected by general economic and market conditions, customer and consumer demand, changes in consumer preferences and discretionary spending, competitive pressures, product introduction and replacement cycles, distribution channel dynamics, and other factors that affect demand for the Company's products. These factors are particularly relevant to the Company's Premium Audio and other consumer-facing businesses.

Across its businesses, the Company continues to experience cost and supply pressures related to certain electronic components and raw materials, tariffs and trade-related actions, labor, logistics, and other input costs. The Company is currently experiencing increased costs and supply constraints for certain memory products and other electronic components, which are expected to continue into 2027. These conditions have resulted in, and will continue to result in, higher product costs, increased inventory requirements, and other supply chain impacts.

The Company works continuously to mitigate these inflationary and cost pressures through engineering and purchasing cost reductions, product redesign and value engineering, productivity improvements, supply chain initiatives, and negotiations with customers and suppliers. The Company's ability to mitigate cost increases varies by business, product, customer, and market, and the timing and extent of any pricing actions, cost recoveries, or other mitigation efforts may differ from the timing and magnitude of the underlying cost increases. There can be no assurance that the Company will be successful in fully offsetting these pressures.

Because the Company sells products across multiple geographic regions and end markets, its results are affected by changes in global economic conditions, inflation, interest rates, foreign currency exchange rates, tariffs and trade policies, geopolitical conditions, regulatory changes, and disruptions affecting customers, suppliers, transportation networks, or other elements of the Company's supply chain. These factors affect demand, product availability, costs, pricing, and the Company's results of operations and financial condition.

OUTLOOK
The Company's light vehicle production forecasts for the fourth quarter of 2026 and full years 2026 and 2027, are based on the mid-Oct 2026 Mobility Global outlook for North America, Europe, Japan/Korea, and China (see table below). Based on this outlook, global light vehicle production is expected to decline approximately 4% in the fourth quarter of 2026, and approximately 2% for full-year 2026, compared with the respective prior-year periods.

While global light vehicle production is expected to increase approximately 1% in 2027, the Company anticipates continued weakness in its primary automotive markets of North America, Europe, and Japan/Korea. Any forecasted growth in global vehicle production is expected to be driven primarily by emerging markets, including China and other developing regions.

Forecasted vehicle production volumes for the fourth quarter of 2026 and calendar years 2026 and 2027 are presented in the table below.

Light Vehicle Production (per S&P Global Mobility mid-Oct light vehicle production forecast)
(in Millions)
Region	Q4 2026	Q4 2025	% Change	Calendar Year 2027	Calendar Year 2026	Calendar Year 2025	2027 vs 2026 % Change	2026 vs 2025 % Change
North America	3.50	3.58	(2)%	15.10	14.99	15.27	1%	(2)%
Europe	4.28	4.34	(1)%	16.90	17.16	17.05	(2)%	1%
Japan and Korea	3.18	3.10	3%	11.87	12.26	12.07	(3)%	2%
China	8.98	9.79	(8)%	31.52	31.01	33.10	2%	(6)%
Total Light Vehicle Production	19.94	20.81	(4)%	75.39	75.42	77.49	—%	(3)%

Based on actual results for the first nine months of 2026, the updated Mobility Global light vehicle production forecast, and the Company's current expectations for its Automotive, Premium Audio, and Other product categories, the Company is updating certain elements of its full-year 2026 guidance, as outlined below. The updated guidance reflects the anticipated impact of all known tariffs in effect as of October 23, 2026.
2026 Annual Guidance (as of October 23, 2026)
•Consolidated Revenue: Approximately $2.65 billion (previously $2.65 - $2.75 billion)
•Gross Margin: 34.0% – 34.5% (previously 34.5% - 35.5%). The updated guidance includes an estimated $10 million to $15 million of incremental cost increases that are expected in the fourth quarter of 2026, with related recoveries not anticipated to be reimbursed until the first half of 2027.
•Operating Expenses (excluding severance and impairments): $395 - $410 million (previously $405 - $415 million)
•Tax Rate: 16% – 16.5% (previously 16% - 17%)
•Capital Expenditures: $100 - $115 million (previously $115 - $125 million)
•Depreciation & Amortization: $100 – $105 million (previously $100 - $110 million)
Based on the mid‑Oct 2026 Mobility Global light‑vehicle production forecast and the Company’s current expectations for Automotive, Premium Audio, and Other Products revenue, the Company is maintaining its calendar-year 2027 revenue outlook of $2.80 billion to $2.90 billion. This outlook assumes light vehicle production in the Company's primary markets declines approximately 1% in 2027.
Ongoing uncertainties remain, including: prolonged and intensifying trade wars, including the impacts of tariffs already in place, and potential additional future tariffs, trade restrictions, and retaliatory measures; the conflict involving Iran; the Ukraine-Russia war; the Israel-Hamas war; light vehicle production levels; impacts of regulation changes; automotive plant shutdowns; vehicle sales rates, especially in Europe, Asia and North America; OEM strategies and cost pressures; inflationary pressures; supply chain constraints: customer inventory management and the impact of potential automotive customer (including their Tier 1 suppliers) and supplier bankruptcies; etc., all of which are disrupting and will further disrupt shipments to customers, disrupt global capital flows, and heighten market volatility.
In accordance with the previously announced share repurchase plan, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash). As of September 30, 2026, the Company had 24.3 million shares remaining available for repurchase under the previously announced share repurchase plan.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposures of varying correlations and volatilities, including changes in interest rates, commodity price risk, and foreign currency exchange rates. For the quarter ended September 30, 2026, any material changes in risk factors that were disclosed in the Company's report on Form 10-K for the year ended December 31, 2025, are set forth herein.
Interest Rate Risk
Fluctuating interest rates and securities prices could negatively impact the Company's financial performance as a result of realized losses on the sale of fixed income investments and/or realized losses due to an impairment adjustment on investment securities. The Company is exposed to interest rate risk primarily through its available-for-sale security portfolio, which consists mainly of investment-grade debt securities. Changes in interest rates may affect the fair value of these investments. Though the Company does have a short-term borrowing, such debt bears interest at a fixed rate. As such, changes in market interest rates will not materially affect any such interest expense. The Company did not have an outstanding balance related to its revolving credit facility at September 30, 2026, or December 31, 2025. Management does not believe that interest rate risk at the current time has any particular material impact on the Company’s financial condition, results of operations, or cash flows.
Commodity Price Risk
In the ordinary course of business, the Company is exposed to fluctuations in the prices and availability of commodities, electronic components, and other materials used in its products and manufacturing operations. These exposures include certain precious metals, memory products, circuit boards and related electronic components, as well as other raw materials and purchased components. During 2026, the Company is experiencing increased costs for certain of these materials and components, and certain cost and supply pressures are expected to continue into 2027. The Company's ability to increase selling prices or otherwise recover higher input costs varies by customer, product, and market, and may be limited by contractual arrangements, competitive conditions, or the timing of negotiations with customers. As a result, increases in commodity and other input costs have adversely affected, and will continue to adversely affect, the Company's results of operations before, and to the extent that, such increases can be offset through pricing actions, cost recoveries, engineering changes, purchasing initiatives, productivity improvements, or other mitigation efforts.
Foreign Currency Exchange Rates
A portion of the Company's operations consist of activities outside of the U.S. As a result, the Company has currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of international financial results into the U.S. dollar. A substantial majority of the Company's operations and investment activities are transacted in the U.S. and in U.S. dollars. Less than 10% of Company revenues for the nine months ended September 30, 2026, and 2025, were earned in non-U.S. dollar denominated currencies. As of September 30, 2026, the Company has no outstanding foreign currency forward contracts entered into to manage exposure to U.S. dollar-denominated transactions for risk management purposes. Management does not believe that foreign currency exchange rate risk, including the use of such forward contracts, currently has a material impact on the Company’s financial condition, results of operations, or cash flows.
The Company does not have any significant off-balance sheet arrangements or commitments that have not been recorded in its Unaudited Condensed Consolidated Financial Statements.

Item 4.    Controls And Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision of, and with the participation of management, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, and have concluded that as of that date, the Company's disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
SAFE HARBOR STATEMENT:

This quarterly report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements contained in this communication that are not purely historical are forward-looking statements. Forward-looking statements give the Company’s current expectations or forecasts of future events. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “confident,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “guidance,” “hope,” “intend,” “likely,” “may,” “opinion,” “optimistic,” “outlook,” “plan,” “poised,” “predict,” “project,” “should,” “strategy,” “target,” “will,” “work to,” and variations of such words and similar expressions.

Such statements are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control and could cause the Company’s results to differ materially from those described. These risks and uncertainties include, without limitation: changes in general economic, industry, or regional market conditions, including the impact of inflation; changes in consumer and customer demand and preferences for the Company’s products, including changes in discretionary consumer spending, technology preferences, and vehicle technology; the Company’s ability to be awarded and retain new and existing business; continued uncertainty in pricing negotiations with customers and suppliers, including the ability to recover or otherwise offset increasing costs; loss of business from increased competition; changes in strategic relationships; customer bankruptcies or divestitures of customer brands; fluctuations in vehicle production schedules, including the impact of customer employee strikes or other production disruptions; delays in program launches; changes in product and customer mix; raw material, electronic component, and other supply shortages, constraints, disruptions, or cost increases; labor shortages and related cost increases; supply chain and logistics constraints and disruptions; the Company’s dependence on information systems; higher raw material, electronic component, fuel, energy, labor, logistics, and other input costs; unfavorable fluctuations in currencies or interest rates in the regions in which the Company operates; costs or difficulties related to the integration of acquired businesses and technologies and the Company’s ability to successfully integrate and maximize the value of such businesses and technologies; changes in regulatory conditions; warranty and recall claims and other litigation and customer reactions thereto; possible adverse results of pending or future litigation or intellectual property infringement claims; changes in tax laws; changes in tariffs, import and export duties, trade restrictions, retaliatory trade measures, and other international trade policies; negative impacts of governmental investigations and associated litigation, including securities litigation relating to the conduct of the Company’s business; the Company’s ability to successfully develop, commercialize, and scale new products, technologies, and markets, including PCBA; and force majeure events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.

The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law or the rules of the NASDAQ Global Select Market. Accordingly, any forward-looking statement should be read in conjunction with the additional information about risks and uncertainties identified under the heading “Risk Factors” in the Company’s most recent Form 10-K and subsequent Form 10-Q filed with the SEC, which risks and uncertainties include tariffs, trade-related actions, increasing input costs, and supply chain constraints that have affected, are affecting, and will continue to affect general economic and industry conditions, customers, suppliers, and the regulatory environment in which the Company operates.

Includes content supplied by S&P Global Mobility Light Vehicle Production Forecast of October 15, 2026 (http://www.gentex.com/forecast-disclaimer).

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding legal proceedings appears in Part I – Item 3, Legal Proceedings, of the Company’s report on Form 10-K for the fiscal year ended December 31, 2025.

Item 1A. Risk Factors.
Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I – Item 2 and Quantitative and Qualitative Disclosures About Market Risk in Part I - Item 3 of this Form 10-Q and in Part I – Item 1A – Risk Factors of the Company’s report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in the Company’s report on Form 10-K for the year ended December 31, 2025, except to the extent described in Part I – Item 2 and Item 3 of this Form 10-Q, and otherwise herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchase of Equity Securities

The Company has a previously announced share repurchase plan under which the Board of Directors has authorized the repurchase of shares of the Company's common stock, which remains a part of the broader publicly disclosed capital allocation strategy. During the nine months ended September 30, 2026, the Company repurchased approximately 11.6 million shares under the share repurchase plan. As previously disclosed, the Company will consider the appropriateness of continuing to repurchase additional shares of common stock in the future in support of the capital allocation strategy, but share repurchases will vary from time to time and will take into account macroeconomic events, market trends, and other factors the Company deems appropriate (including the market price of the stock, anti-dilutive effect of repurchases, and available cash).

After the Company repurchased 11,603,525 shares during the nine months ended September 30, 2026, the Company had 24,258,783 shares remaining under the plan as of September 30, 2026.

The following is a summary of share repurchase activity during each month of the nine months ended September 30, 2026:

Issuer Purchase of Equity Securities
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 2026	—	$—	—	35,862,308
February 2026	212,421	$24.42	75,001	35,649,887
March 2026	3,040,275	$21.85	3,040,275	32,609,612
1st Quarter 2026 Total	3,252,696	$22.01	3,115,276

April 2026	—	$—	—	32,609,612
May 2026	1,345,627	$23.48	1,345,627	31,263,985
June 2026	1,351,113	$25.48	1,351,113	29,912,872
2nd Quarter 2026 Total	2,696,740	$24.48	2,696,740

July 2026	650,330	23.66	650,330	29,262,542
August 2026	2,951,659	23.83	2,951,659	26,310,883
September 2026	2,052,100	22.83	2,052,100	24,258,783
3rd Quarter 2026 Total	5,654,089	23.44	5,654,089

2026 Total	11,603,525		11,466,105	24,258,783
(1) In the first quarter of 2026, the Company acquired 137,420 shares of common stock withheld for settlement of payroll taxes related to stock-based compensation awards that vested during the quarter for eligible employees. These shares were acquired at an average price of $24.89 per share for a total purchase price of $3.4 million.

As of September 30, 2026, the Company has repurchased 187,740,945 shares at a total cost of $3,542,011,771 under its share repurchase plan or as otherwise previously disclosed.

Item 6.    Exhibits.

See Exhibit Index on Page 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENTEX CORPORATION

Date:	November 6, 2026	/s/ Steven R. Downing
Steven R. Downing
President and Chief Executive Officer
(Principal Executive Officer) on behalf of Gentex Corporation

Date:	November 6, 2026	/s/ Kevin C. Nash
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